Form 10-Q
period 1995-04-02
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1995-05-10
CIK 813619

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the quarterly period ended April 2, 1995
                                    -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ______ to ________


                        Commission File Number:  0-15930


                           SOUTHWALL TECHNOLOGIES INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                  94-2551470
- --------------------------------------------     -------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                    Identification Number)


 1029 Corporation Way, Palo Alto, California                  94303
- --------------------------------------------     -------------------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (415) 962-9111
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X      No
                ----       ----

As of April 2, 1995 there were 5,846,745 shares of the Registrant's Common Stock outstanding.

This report, including all attachments, contains 12 pages.

                          SOUTHWALL TECHNOLOGIES INC.

                                     INDEX


                                                                   Page Number
                                                                   -----------
                PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements:

        Consolidated Balance Sheet - April 2, 1995
        and December 31, 1994......................................     3

        Consolidated Statement of Operations -
        three months ended April 2, 1995
        and April 3, 1994 .........................................     4

        Consolidated Statement of Cash Flows -
        three months ended April 2, 1995
        and April 3, 1994 .........................................     5

        Consolidated Statement of Stockholders' Equity -
        three months ended April 2, 1995...........................     6

        Notes to Consolidated Financial Statements.................     7

Item 2  Management's Discussion and Analysis
        of Financial Condition and Results of Operations...........     7


                PART II  OTHER INFORMATION

Item 1  Legal Proceedings..........................................    10

Item 2  Changes in Securities......................................    10

Item 3  Defaults Upon Senior Securities............................    10

Item 4  Submission of Matters to a Vote of Stockholders............    10

Item 5  Other Information..........................................    10

Item 6  Exhibits and Reports on Form 8-K...........................    10

        Signatures.................................................    11


                          PART 1 FINANCIAL INFORMATION

Item 1  Financial Statements
- ----------------------------

                           CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)

                                                 April 2, 1995    December 31, 1994
                                                 -------------    ------------------
                                                 (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                          $    604       $  1,144
  Short-term investments                                3,051          4,051
  Accounts receivable, net of allowance
   for doubtful accounts of $524 and $528               4,641          3,720
  Inventories                                           5,117          3,907
  Other current assets                                    803            717
                                                     --------       --------
    Total current assets                               14,216         13,539

Property and equipment, net                            16,078         15,994
Other assets                                            1,866          1,839
                                                     --------       --------

    Total Assets                                     $ 32,160       $ 31,372
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $  3,298       $  2,419
  Accrued compensation                                  1,375          1,293
  Other accrued liabilities                             1,886          1,643
  Current portion of long-term debt                        36             82
                                                     --------       --------

    Total current liabilities                           6,595          5,437

Long-term debt                                          2,650          2,650
Deferred income taxes                                     297            297
                                                     --------       --------
    Total liabilities                                   9,542          8,384
                                                     --------       --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value,
   20,000 shares authorized:
   Issued and outstanding: 6,917 and 6,917                  7              7
  Capital in excess of par value                       47,273         47,273
  Accumulated deficit                                 (20,342)       (19,972)
  Less cost of treasury stock of 1,070
   and 1,070                                           (4,320)        (4,320)
                                                     --------       --------

    Total stockholders' equity                         22,618         22,988
                                                     --------       --------
    Total liabilities and
      stockholders' equity                           $ 32,160       $ 31,372
                                                     ========       ========


See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                 Three Months Ended
                                         ----------------------------------
                                         April 2, 1995        April 3, 1994
                                         -------------        -------------
Net product sales                            $6,691              $4,421
License revenues                                 10                  58
                                             ------              ------

Net revenues                                 $6,701              $4,479
                                             ------              ------

Costs and expenses:
   Cost of product sales                      4,602               3,444
   Research & development                       625                 529
   Selling, general and
    administrative                            1,844               1,172
                                             ------              ------

    Total costs and expenses                  7,071               5,145
                                             ------              ------

Income (loss) from operations                  (370)               (666)

Interest income                                  54                  85
Interest expense                                (54)                (13)
                                             ------              ------

Net income (loss)                            $ (370)             $ (594)
                                             ======              ======

Net income (loss) per share                   $(.06)              $(.10)
                                             ======              ======

Weighted average shares of common
 stock and common stock equivalents           5,847               5,804
                                             ======              ======


See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                 Three Months Ended
                                                         ------------------------------------
                                                         April 2, 1995       April 3, 1994
                                                         --------------   -------------------
Cash flows from operating activities:
     Net income (loss)                                         $  (370)               $ (594)
     Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
     Depreciation and amortization                                 499                   518
     Decrease (increase) in accounts receivable                   (921)                 (533)
     Decrease (increase) in inventories                         (1,210)                 (480)
     Decrease (increase) in other current assets                   (86)                   24
     (Decrease) increase in accounts payable
      and accrued liabilities                                    1,204                   566
                                                               -------                ------
Cash provided by (used in) operating
 activities                                                       (884)                 (499)
                                                               -------                ------
Cash flows from investing activities:
     Decrease (increase) in short-term investments               1,000                     0
     Expenditures for property and equipment
      and other assets                                            (610)                 (221)
                                                               -------                ------
Net cash provided by (used in) investing
 activities                                                        390                  (221)
                                                               -------                ------
Cash flows from financing activities:
     Proceeds from issuance of stock                                 0                     0
     Increase in(reduction of) long-term debt                      (46)                  (55)
     Purchase of treasury stock                                      0                     0
                                                               -------                ------
Net cash provided by (used in) financing activities                (46)                  (55)
                                                               -------                ------

Net increase (decrease) in cash and cash
 equivalents                                                      (540)                 (775)

Cash and cash equivalents, beginning of year                     1,144                 1,340
                                                               -------                ------
Cash and cash equivalents, end of period                       $   604                $  565
                                                               =======                ======


See accompanying notes to financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three Months Ended April 2, 1995
                                 (in thousands)
                                  (Unaudited)

                                                      Capital in                                     Total
                                                     ------------                                -------------
                                Common Stock           excess of      Accumulated   Treasury     Stockholders'
                             -----------------       ------------     -----------   --------     -------------
                             Shares     Amount        par value         Deficit      Stock           Equity
                             ------     ------       ------------     -----------   --------     -------------
Balance; December 31, 1994    6,917       $7            $47,273         $(19,972)    $(4,320)        $22,988

Net income (loss)                                                           (370)                       (370)
                             ------     ------       ------------     -----------   --------     -------------
Balance; April 2, 1995        6,917       $7            $47,273         $(20,342)    $(4,320)        $22,618
                             ======     ======       ============     ===========   ========     =============

See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

Note 1 - Interim Period Reporting:
- ---------------------------------

While the information presented in the accompanying condensed financial statements is unaudited, it includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the Company's financial position and results of operations, and changes in financial position as of the dates and for the periods indicated.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements contained in the Company's Form 10-K for the year ended December 31, 1994. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

Note 2 - Inventories:
- --------------------

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at April 2, 1995 and December 31, 1994, consisted of the following:

                          April 2, 1995   December 31, 1994
                          -------------   -----------------

     Raw materials            $1,887             $1,299
     Work-in-process           1,006                440
     Finished goods            2,224              2,168
                              ------             ------
     TOTAL                    $5,117             $3,907
                              ======             ======


Item 2 -  Management's Discussion and Analysis of Financial Condition and
- -------------------------------------------------------------------------
Results of Operations (in thousands)
- ---------------------


Three Months Ended April 2, 1995 and April 3, 1994
- --------------------------------------------------

Effective September 1, 1994, the Company commenced leasing all the assets formerly owned by Safety Glass, Inc., dba Armour Worldwide Glass, located in Southern California, under a five year operating lease for $40 per month. A wholly-owned subsidiary, Southwall Worldwide Glass Inc. ("SWGI"), was created to operate the facility and to manufacture the Company's proprietary California Series(TM) solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products.

Effective October 31, 1994, the Company acquired Sunflex L.P. ("Sunflex") for $500, which will only be paid from Sunflex's operating income, if any, over the next four years. Sunflex assembles and markets aftermarket mesh, glass and film anti-reflective filters primarily for personal computer monitors.

The consolidated financial statements for 1995 include the results of operations of SWGI and Sunflex.

Net product sales increased to $6.7 million for the first three months of 1995, compared to $4.4 million for the similar period of 1994. Of this increase, which is primarily volume related, approximately $.7 million was from the new operations discussed above. In addition, net product sales of energy conservation products increased by approximately $1.5 million, and net product sales of electronics products increased by approximately $.3 million, offsetting a decrease of approximately $.3 million in aerospace product sales.

Cost of product sales for the first quarter of 1995 was 69% of net product sales, compared to 78% for the similar period of 1994. This percentage decrease was primarily attributable to the increase in sales volume and the related improvement in manufacturing efficiencies.

Research and development expenses, as a percent of net product sales, were 9% for the first three months of 1995, compared to 12% for the similar period in 1994. The percentage decrease was primarily attributable to the increase in net product sales. The absolute dollar increase in 1995 is attributable to more new product development.

Selling, general and administrative expense, as a percent of net product sales, increased to 28% in the first three months of 1995, from 27% for the similar period in 1994. The increase from $1.2 million in 1994 to $1.8 million in 1995, is attributable to the new operations discussed above, and increased sales and marketing expenses associated with the introduction of new products and expansion into the Pacific Rim.

Interest income, net, decreased in 1995 compared to 1994 due primarily to a decrease in monies invested.

As a result of the factors discussed above, the Company reported a pre-tax loss of ($.4) million for the first three months of 1995, compared to a pre-tax loss of ($.6) for the similar period in 1994.

The Company believes that it must continue to increase revenues to achieve profitability. Although the Company is seeking to expand existing applications, to develop new applications and to expand international marketing and sales efforts, there can be no assurance that the Company will be able to increase revenues and become profitable.


Liquidity and Capital Resources
- -------------------------------

At April 2, 1995, the Company's net working capital was $7.6 million compared with $8.1 million at December 31, 1994. The Company has financed itself through cash flow from operations and its existing cash balances.

From December 31, 1994, to April 2, 1995, cash and short-term investments decreased by $1.5 million, while accounts receivable increased by $.9 million and inventories increased by $1.2 million. The increase in accounts receivable is primarily attributable to the increase in net revenues from $5.7 million in the fourth quarter of 1994 to $6.7 million in the first quarter of 1995, most of which occurred during the later portion of the quarter. The increase in inventories is primarily due to the fact that inventories at December 31, 1994, were at relatively low levels as a result of a shut down of the Company's production equipment during part of the fourth quarter of 1994 and a planned increase in production during the first quarter of 1995. Further, additions to property and equipment were approximately $.6 million during the first quarter of 1995.

The Company anticipates total capital expenditures of approximately $2.1 million during 1995.

At April 2, 1995, the Company has $3.7 million of cash and short-term investments and a $5 million line of credit. As of April 2, 1995, there were no borrowings under this line of credit. Existing working capital and cash generated from operations are expected to be adequate to satisfy the Company's capital and operating requirements at least through 1995.

                           PART II  OTHER INFORMATION


Item 1  Legal Proceedings

          In January 1992, the Company filed a patent infringement suit against Cardinal IG Company, and one of its customers, in the U.S. Federal District Court of San Francisco, California. The suit alleges that Cardinal's LoE(R) glass product violates the Company's U.S. Patent #4,799,745, which covers the structure of particular optical coatings for glass products, including the Company's Heat Mirror XIR solar reflecting film.

          In April 1993, Cardinal filed a motion for summary judgment alleging that the LoE(R) coatings do not infringe the Company's patent and that the patent is invalid. On March 2, 1994, the District Court judge entered an order denying Cardinal's motion that the Company's patent was invalid, but granting its motion with respect to noninfringement. The Company has filed an appeal to the noninfringement decision with the Court of Appeals for the Federal Circuit. On March 6, 1995, a hearing of this appeal was held at the Court of Appeals. As of the date of filing this Form 10-Q, the Company has not heard from the Court of Appeals of their decision on the appeal. While it is not possible to predict the outcome of litigation, the Company believes that the district court's recent summary judgment against Southwall should be overturned and that our patent position should be validated by the appellate court.

The Company is not a party to any other material litigation.


Item 2  Changes in Securities
          Not applicable


Item 3  Defaults upon Senior Securities
          Not applicable


Item 4  Submission to Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the quarter ended April 2, 1995.


Item 5  Other Information
          Not applicable


Item 6  Exhibits and Reports on Form 8-K

      (a)  Exhibits - None

      (b)  Reports of Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 10, 1995                     Southwall Technologies Inc.


                                         By: /s/ Martin M. Schwartz
                                             -------------------------------
                                             Martin M. Schwartz
                                             President and
                                             Chief Executive Officer



                                        By: /s/ Alfred V. Larrenaga
                                            --------------------------------
                                            Alfred V. Larrenaga
                                            Sr. Vice President and
                                            Chief Financial Officer