Form 10-Q
period 1995-07-02
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1995-08-11
CIK 813619

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the quarterly period ended July 2, 1995
                                    ------------

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _____ to _____


                        Commission File Number:  0-15930


                           SOUTHWALL TECHNOLOGIES INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                  94-2551470
- -------------------------------------------      --------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification Number)


 1029 Corporation Way, Palo Alto, California                94303
 -------------------------------------------     --------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (415) 962-9111
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

            Yes  X          No
                -----          -----

As of July 2, 1995 there were 5,898,031 shares of the Registrant's Common Stock outstanding.

This report, including all attachments, contains 13 pages.

                          SOUTHWALL TECHNOLOGIES INC.

                                     INDEX

                                                                  Page Number
                                                                  -----------
                         PART 1  FINANCIAL INFORMATION

Item 1    Financial Statements:

          Consolidated Balance Sheet - July 2, 1995
          and December 31, 1994......................................    3

          Consolidated Statement of Operations -
          three month and six month periods ended
          July 2, 1995 and July 3, 1994..............................    4

          Consolidated Statement of Cash Flows -
          six months ended July 2, 1995
          and July 3, 1994...........................................    5

          Consolidated Statement of Stockholders' Equity -
          six months ended July 2, 1995..............................    6

          Notes to Consolidated Financial Statements.................    7

Item 2    Management's Discussion and Analysis
          of Financial Condition and Results of Operations...........    7


                           PART II  OTHER INFORMATION

Item 1    Legal Proceedings...........................................  10

Item 2    Changes in Securities.......................................  10

Item 3    Defaults Upon Senior Securities.............................  10

Item 4    Submission of Matters to a Vote of Stockholders.............  10

Item 5    Other Information...........................................  11

Item 6    Exhibits and Reports on Form 8-K............................  11

               Signatures.............................................  13

                          PART I FINANCIAL INFORMATION
                          SOUTHWALL TECHNOLOGIES INC.

Item 1 Financial Statements
- ---------------------------
                           CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)

                                                  July 2, 1995   December 31, 1994
                                                  ------------   -----------------
                                                   (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                             $   910             $ 1,144
 Short-term investments                                  1,983               4,051
 Trade accounts receivable, net of allowance
  for doubtful accounts of $542 and $528                 5,075               3,720
 Inventories                                             6,114               3,907
 Other current assets                                    1,166                 717
                                                       -------             -------

   Total current assets                                 15,248              13,539

Property and equipment, net                             15,807              15,994
Other assets                                             1,873               1,839
                                                       -------             -------

   Total Assets                                        $32,928             $31,372
                                                       =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                      $ 3,149             $ 2,419
 Accrued compensation                                    1,355               1,293
 Other accrued liabilities                               2,063               1,643
 Current portion of long-term debt                         109                  82
                                                       -------             -------

   Total current liabilities                             6,676               5,437

Long-term debt                                           2,901               2,650
Deferred income taxes                                      297                 297
                                                       -------             -------

   Total liabilities                                     9,874               8,384
                                                       -------             -------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value,
    20,000 shares authorized:
    Issued and outstanding: 6,917 and 6,917                  7                   7
   Capital in excess of par value                       47,197              47,273
   Accumulated deficit                                 (20,037)            (19,972)
   Less cost of treasury stock of 1,019 and 1,070       (4,113)             (4,320)

   Total stockholders' equity                           23,054              22,988
                                                      --------             -------
                     Total Liabilities and
                     Stockholders' Equity             $ 32,928            $ 31,372
                                                      ========            ========

See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                      Three Months Ended    Six Months Ended
                                      ------------------    ----------------
                                       July 2,   July 3,    July 2,   July 3,
                                         1995      1994       1995      1994
                                       ------    ------    ------     -------
Net product sales                      $8,154    $5,085    $14,845    $ 9,506
License revenues                          117       220        127        278
                                       ------    ------    -------    -------

Net revenues                            8,271     5,305     14,972    $ 9,784
                                       ------    ------    -------    -------

Costs and expenses:
Cost of product sales                   5,593     3,505     10,195      6,948
Research and development                  536       496      1,161      1,026
Selling, general and
 administrative                         1,767     1,313      3,611      2,485
                                       ------    ------    -------    -------

  Total costs and expenses              7,896     5,314     14,967     10,459
                                       ------    ------    -------    -------

Income (loss) from operations             375        (9)         5       (675)

Interest income
  (expense) net                           (70)       46        (70)       120
                                        ------    ------   -------    -------
Income (loss) before income taxes         305        37        (65)      (555)

Provision for income taxes                  0         0          0          1
                                       ------    ------    -------    -------


Net income (loss)                      $  305    $   37    $   (65)   $  (556)
                                       ======    ======    =======    =======

Net income (loss) per share              $.05      $.01    $  (.01)    $ (.09)
                                       ======    ======    =======    =======

Weighted average shares
 of common stock and dilutive
 common stock equivalents               6,273     6,536      5,851      5,798
                                       ======    ======    =======    =======

See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                Six Months Ended
                                                         ---------------------------------
                                                           July 2, 1995      July 3, 1994
                                                         -----------------   -------------

Cash flows from operating activities:
   Net income(loss)                                               $   (65)         $ (556)
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
   Depreciation and amortization                                    1,010           1,032
     Decrease (increase) in accounts receivable                    (1,355)           (775)
     Decrease (increase) in inventories                            (2,207)           (415)
   Decrease (increase) in other current assets                       (449)            (69)
     (Decrease) increase in accounts payable
      and accrued liabilities                                       1,322             614
                                                                  -------          ------

Cash provided by (used in) operating
 activities                                                        (1,744)           (169)
                                                                  -------          ------

Cash flows from investing activities:
     Decrease (increase) in short-term investments                  2,068             908
     Expenditures for property and equipment
      and other assets                                               (857)           (573)
                                                                  -------          ------

Net cash provided by (used in) investing
 activities                                                         1,211             335
                                                                  -------          ------

Cash flows from financing activities:
     Proceeds from issuance of stock                                    0               0
     Increase(decrease) in long-term debt                             278             (84)
     Purchase of treasury stock                                         0             (73)
                                                                  -------          ------
     Other changes in paid in capital                                  21               0
                                                                  -------          ------

Net cash provided by (used in) financing activities                   299            (157)
                                                                  -------          ------

Net increase (decrease) in cash and
 cash equivalents                                                    (234)              9
Cash and cash equivalents, beginning of year                        1,144           1,340
                                                                  -------          ------

Cash and cash equivalents, end of period                          $   910          $1,349
                                                                  =======          ======

Supplemental disclosure of non-cash investing
 and financing activities:
   Treasury stock used for payment of
    Monsanto interest                                             $   110          $    0

See accompanying notes to financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six Months Ended July 2, 1995
                                 (in thousands)
                                  (Unaudited)

                                                       Capital in                                        Total
                                 Common Stock           excess of     Accumulated     Treasury        Stockholders'
                               Shares      Amount       par value       Deficit         Stock            Equity
                               ------      ------      -----------    -----------     ----------      ---------------
Balance: December 31, 1994      6,917          $7         $47,273       ($19,972)        ($4,320)            $22,988

Exercise of options                                           (45)                            45                   0

Employee Stock Purchase Plan                                  (16)                            37                  21

Monsanto Interest                                             (15)                           125                 110

Net (loss)                                                                   (65)                                (65)
                                -----         ---         -------       --------         -------             -------

Balance: July 2, 1995           6,917          $7         $47,197       ($20,037)        ($4,113)            $23,054
                                =====         ===         =======       ========         =======             =======

* Indicates amounts less than $.5

See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.

NOTES TO FINANCIAL STATEMENTS
(dollars in thousands)
(Unaudited)

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

Note 2 - Inventories:
- --------------------

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at July 2, 1995 and December 31, 1994, consisted of the following:

                        July  2, 1995   December 31, 1994
                        -------------   -----------------

  Raw materials                $2,454              $1,299
  Work-in-progress              1,174                 440
  Finished goods                2,486               2,168
                               ------              ------

  TOTAL                        $6,114              $3,907
                               ======              ======


Item 2 - Management's Discussion and Analysis of Financial Condition and
- -------------------------------------------------------------------------
         Results of Operations
         ---------------------


Six Months Ended July 2, 1995 and July 3, 1994
- ----------------------------------------------

Effective September 1, 1994, the Company commenced leasing all the assets formerly owned by Safety Glass, Inc., dba Armour Worldwide Glass, located in Southern California, under a five year operating lease for $40 per month. A wholly-owned subsidiary, Southwall Worldwide Glass Inc. ("SWGI"), was created to operate the facility and to manufacture the Company's proprietary California SeriesTM solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products.

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

The Company's net product sales were $14.8 million for the first six months of 1995 compared to $9.5 million for the similar period of 1994. Of this increase, which was primarily volume related, approximately $1.6 million was from the new operations discussed above. In addition, net product sales of energy conservation products increased by approximately $3.1 million, and net product sales of electronics products, including sales of the Company's new anti-reflective film product for computer monitors, increased by approximately $.8 million, offsetting a decrease of approximately $.1 million in aerospace product sales.

Cost of product sales for the first half of 1995 was 69% of product sales compared to 73% for the same period of 1994. The percentage decrease was primarily due to increased sales volume and the related improvement in manufacturing efficiencies. However, the Company continues to underutilize capacity.

Research and development expenses, as a percent of product sales, were 8% for the first half of 1995, compared to 11% for the same period in 1994. The decrease is primarily attributable to an increased volume of product sales.

Selling, general and administrative expense, as a percent of net product sales, decreased to 24% in the first half of 1995, from 26% for the similar period in 1994 due to increased sales volume. The increase from $2.5 million in 1994 to $3.6 million in 1995, is attributable to the new operations discussed above, and increased sales and marketing expenses associated with the introduction of new products and expansion into the Pacific Rim.

Interest income, net, decreased in 1995 compared to 1994 due primarily to a decrease in monies invested.

As a result of the factors discussed above, the Company reported a pre-tax loss of ($.1) million for the first half of 1995, compared to a pre-tax loss of ($.6) for the similar period in 1994.

The Company believes that it must continue to increase revenues to achieve profitability. Although the Company is seeking to expand existing applications, to develop new applications and to expand international marketing and sales efforts, there can be no assurance that the Company will be able to increase revenues and become profitable.


Three Months Ended July 2, 1995 and July 3, 1994
- ------------------------------------------------

The Company's net product sales were $8.2 million for the second quarter of 1995 compared to $5.1 million of net product sales for the same period of 1994. Of this increase, which was primarily volume related, approximately $.9 million was from the new operations discussed above. In addition, net product sales of energy conservation products increased by approximately $1.7 million, and net product sales of electronics products, including sales of the Company's new anti-reflective film product for computer monitors, increased by approximately $.4 million, and aerospace product sales increased by approximately $.2 million.

Cost of product sales for the second quarter of 1995 was 69% of product sales compared to 69% for the same period of 1994.

Research and development expenses, as a percent of product sales, were 7% for the second quarter of 1995, compared to 10% for the same period in 1994. The percentage decrease was primarily attributable to the higher product sales.

Selling, general and administrative expense, as a percent of net product sales, decreased to 22% in the second quarter of 1995, from 26% for the similar period in 1994 due to increased sales volume. The increase from $1.3 million in 1994 to $1.8 million in 1995, is attributable to the new operations discussed above, and increased sales and marketing expenses associated with the introduction of new products and expansion into the Pacific Rim.

Interest income, net decreased in 1995 compared to 1994 due primarily to a decrease in monies invested.

As a result of the factors discussed above, the Company reported net income of $.3 million for the second quarter of 1995, compared to essentially breakeven for the similar period in 1994.

The Company believes that it must continue to increase revenues to achieve sustained profitability. Although the Company is seeking to expand existing applications, to develop new applications and to expand international marketing and sales efforts, there can be no assurance that the Company will be able to increase revenues and sustain profitability.


Liquidity and Capital Resources
- -------------------------------

At July 2, 1995, the Company's net working capital was $8.6 million compared to $8.1 million at December 31, 1994. For the past 4 years the Company has financed its operations through a combination of equity and debt instruments and cash flow from operations.

From December 31, 1994, to July 2, 1995, cash and short-term investments decreased by $2.3 million, while accounts receivable increased by $1.4 million and inventories increased by $2.2 million. The increase in accounts receivable is primarily attributable to the increase in net revenues from $5.9 million in the fourth quarter of 1994 to $8.2 million in the second quarter of 1995, most of which occurred during the later portion of the quarter. The increase in inventories is primarily due to the fact that inventories at December 31, 1994, were at relatively low levels as a result of a shut down of the Company's production equipment during part of the fourth quarter of 1994 and a planned increase in production during the first half of 1995. Further, additions to property and equipment were approximately $1.0 million during the first half of 1995.

The Company anticipates total capital expenditures of approximately $2.0 million during 1995.

At July 2, 1995, the Company has $2.9 million of cash and short-term investments and a $5 million line of credit, which is subject to certain financial covenants. As of July 2, 1995, there were no borrowings under this line of credit. Existing working capital and cash generated from operations are expected to be adequate to satisfy the Company's capital and operating requirements at least through 1995. Failure to generate sufficient cash flow from operations or external sources would have a material adverse effect on the Company.

                           PART II  OTHER INFORMATION


Item 1 Legal Proceedings

       In January 1992, the Company filed a patent infringement suit against Cardinal IG Company, and one of its customers, in the U.S. Federal District Court of San Francisco, California. The suit alleges that Cardinal's LoE2 glass product violates the Company's U.S. Patent #4,799,745, which covers the structure of particular optical coatings for glass products, including the Company's Heat Mirror XIR solar reflecting film.

       In April 1993, Cardinal filed a motion for summary judgment alleging that the LoE2 coatings do not infringe the Company's patent and that the patent is invalid. On March 2, 1994, the District Court judge entered an order denying Cardinal's motion that the Company's patent was invalid, but granting its motion with respect to noninfringement. The Company filed an appeal to the noninfringement decision with the Court of Appeals for the Federal Circuit. In May 1995, the Court of Appeals for the Federal Circuit affirmed the Federal District Court decision. The Company's subsequent petition for a rehearing was denied. The Company plans to appeal to the Supreme Court of the United States.

       The Company is not a party to any other material litigation.


Item 2 Changes in Securities
       Not applicable


Item 3 Defaults upon Senior Securities
       Not applicable


Item 4 Submission of Matters to a Vote of Security Holders

(a)    The Annual Meeting of Stockholders was held on May 11, 1995.

(b) The meeting included the re-election of five members of the Board of Directors, submitted as Proposal I, whose names are as follows:
          Bruce J. Alexander
          Joseph B. Reagan
          Martin M. Schwartz
          Walter C. Sedgwick
          J. Larry Smart

(c)    Other matters voted upon at the stockholders meeting were:

       Proposal II, ratification of the selection of Price Waterhouse as the Company's independent accountant for the year ending December 31, 1995.

       Shares of Common Stock were voted as follows:

        Proposal I
        (Election of Directors)

                               Total Vote For         Total Vote Withheld
                                Each Director          From Each Director
                                -------------          ------------------
          Bruce J. Alexander      4,212,458                   435,538
          Joseph B. Reagan        4,212,029                   436,009
          Martin M. Schwartz      4,213,579                   434,459
          Walter C. Sedgwick      4,212,879                   435,159
          J. Larry Smart          4,195,929                   452,112

                                                                    Broker
                                  For        Against     Abstain    Non-Vote
                                  ---        -------     -------    --------
          Proposal II
          (Selection of
          Accountants)          4,597,589    40,850       9,599           0

(d)    Settlements between the registrant and any other participant
       None

Item 5 Other Information
       Not applicable


Item 6 Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 11, 1995       Southwall Technologies Inc.



                              By: /s/ Martin M. Schwartz
                                      ------------------
                                      Martin M. Schwartz
                                      President and
                                      Chief Executive Officer



                              By: /s/ Alfred V. Larrenaga
                                      -------------------
                                      Alfred V. Larrenaga
                                      Sr. Vice President and
                                      Chief Financial Officer