Form 10-K405/A
period 1994-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1995-08-15
CIK 813619

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ___________
                                  FORM 10-K/A*

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

     ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended          December 31, 1994
                               -------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________ to _________

                         Commission file number 0-15930
                                                -------

                          SOUTHWALL TECHNOLOGIES INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                  94-2551470
  -------------------------------                 ---------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification Number)

 1029 Corporation Way, Palo Alto, California                94303
 -------------------------------------------              ----------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (415) 962-9111
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such
filing requirements for the past 90 days.  Yes    X          No
                                              ---------        ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 1995, (based upon the closing sales price of the Common Stock on the NASDAQ National Market System on such date) was $12,000,000. For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of January 31, 1995, and Common Stock held by officers and directors of the registrant has been excluded in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

     The number of shares of the registrant's Common Stock outstanding on January 31, 1995, was 5,846,745.


                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the registrant's definitive Proxy Statement to be filed with the Commission in connection with the Company's 1995 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K.



*This Form 10-K/A reflects the Registrant's Form 10-K, filed on March 2, 1995, with the Securities and Exchange Commission, as amended on Form 10-K/A on August 14, 1995.

                          SOUTHWALL TECHNOLOGIES INC.

                         1994 FORM 10-K ANNUAL REPORT

                               Table of Contents
                               -----------------

                                     PART I

                                                                         Page
                                                                         ----
Item 1.    Business.....................................................   4

Item 2.    Properties...................................................  11

Item 3.    Legal Proceedings............................................  11

Item 4.    Submission of Matters to a Vote of
             Security Holders...........................................  12
                                    PART II
Item 5.    Market for Registrant's Common Stock and

           Related Stockholder Matters..................................  13

Item 6.    Selected Financial Data......................................  14

Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.................................................  14

Item 8.    Financial Statements.........................................  20

Item 9.    Disagreements on Accounting and Financial
             Disclosure.................................................  32
                                    PART III
Item 10.   Directors and Executive Officers of the
             Registrant ................................................  33

Item 11.   Executive Compensation ......................................  33

Item 12.   Security Ownership of Certain Beneficial
             Owners and Management .....................................  33

Item 13.   Certain Relationships and Related
             Transactions ..............................................  33
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K ....................................  34

                                     PART I
                                     ======

ITEM 1.  BUSINESS


General
-------

     Southwall Technologies Inc. ("Southwall" or the "Company") designs, develops, manufactures and markets sputtered thin-film coatings on wide-web, flexible substrates for energy conservation, electronics and aerospace applications. The Company has developed and currently offers a variety of thin-film products for the residential and commercial architectural glazing, automotive glazing, electronics and aerospace markets. These products include transparent insulation and solar-control films, transparent conductive films for use in touchscreen displays, adhesiveless conductive films for use in flexible electronic circuits and films that reduce detectability of objects in selected portions of the electromagnetic spectrum and various other commercial film.

     In September, 1994, the Company entered into an agreement to lease all the assets formerly of Safety Glass, Inc., dba Armour Worldwide Glass, a glass laminator in Southern California. The Company created a subsidiary, Southwall Worldwide Glass Inc., which will operate the facility to manufacture the Company's proprietary California Series(TM) solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products.

     Effective October 31, 1994, the Company acquired Sunflex L.P. which assembles and markets aftermarket mesh and glass anti-reflective filters primarily for personal computer monitors under such trademark names as Krystal Clear(TM), OPTIVIEW(TM) and Protector(TM).

Markets and Products
--------------------

     Southwall is currently supplying products for use in three broad markets: energy conservation, electronics and aerospace. The Company's current commercial products include: (1) its family of transparent Heat Mirror(TM) films for high performance architectural glazing applications, (2) transparent coatings for use in conjunction with architectural and automotive glazing laminates and applied film to provide solar control to windows, (3) its Etch-A-Flex(R) family of flexible thin-film circuit materials, (4) its Altair(TM) family of transparent conductors, (5) other commercial thin-film products, (6) laminated glass products, and (7) anti-reflective filters. The Company's aerospace products include thin-film materials for shielding applications as well as various other applications.

   Energy Conservation Products
   ----------------------------

     Heat Mirror - Transparent Window Insulation
     -------------------------------------------

     The Company offers a family of Heat Mirror films with various shading and insulating properties. Windows are primary areas of heat loss in winter and a major source of heat gain in summer. Windows containing Heat Mirror, while generally more expensive, have approximately double the insulating capacity of conventional double-pane windows, and transmit high levels of visible light with desired degrees of shading. Heat Mirror films, which are sold in rolls to window manufacturers, are suspended in the airspace between sealed double-pane residential and commercial windows. The Company has developed and patented this film-mounting technology, which it licenses to window fabricators. The Company currently offers a variety of different Heat Mirror films for residential and commercial architectural applications, including Heat Mirror with XUV(TM) fading protection.

     The Company believes that the Superglass(R) system with Heat Mirror film is the most comprehensive window glass product available today, providing R-8 to R-10 insulation, transparent solar shading and protection from damaging ultraviolet radiation, while also reducing noise and condensation build-up.

     Heat Mirror Plus(TM) is a high-performance window product that offers insulating values from R-5 to R-9. Heat Mirror Plus utilizes Heat Mirror suspended between two panes of glass and various combinations of "low-e" glass and gas fill.

     Sales of the Company's Heat Mirror products have been subject to seasonal buying patterns in the past. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Solar-Control Films for Laminated Glazing Applications and Laminated Glass
     --------------------------------------------------------------------------

     The Company's Heat Mirror XIR(R) Coating is a transparent, sputter-coated, polyester film used in laminated safety glass for architectural applications and laminated automotive glass. The film has a patented, transparent solar-control coating on one side and a proprietary adhesion-promotion layer on the other side.

     The Company's California Series(TM) laminated glazing product is comprised of Heat Mirror XIR, PVB and glass, for architectural windows.

     With its new laminating capabilities, the Company manufactures and markets California Series(TM) solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products.

     Applied Solar-Control Films
     ---------------------------

     Another glazing product utilizing the Heat Mirror XIR coating is Solis(TM) solar-control films for the retro-fit market for both architectural and automotive glass. The product has a protective hard coat over the patented, transparent solar-control coating on one side and an adhesion layer on the other side and is applied to existing windows.

     Silver Reflector Films
     ----------------------

     Southwall markets these mirrored films to fluorescent reflector manufacturers for energy efficient lighting, primarily for the retrofit market in North America, and to other manufacturers for various applications including large screen televisions.

  Electronic Products
  -------------------

     Transparent Conductors
     ----------------------

     Southwall currently markets several transparent conductive thin-films under the brand names ALTAIR-O(TM) and ALTAIR-M(TM). Transparent conductive thin films combine high visible light transmission with electrical conductivity and environmental stability. They are typically used where the circuit or conductive material must not obscure visual information behind the coating. ALTAIR-M films are sold in roll and sheet form for incorporation into such electronic devices as touch panels, liquid crystal displays and electroluminescent lighting and displays. ALTAIR films are also used in electromagnetic interference ("EMI") shielding, infrared rejection and electrostatic discharge packaging applications.

     Flexible Circuit Materials
     --------------------------

     Southwall currently offers two ETCH-A-FLEX products which have applications in tape automated bonding, "smart" cards, capacitors, detonators, and other devices where environmental stability, higher circuit density and other performance characteristics are critical. ETCH-A-FLEX is a high performance, copper, thin-film conductor that is bonded without adhesives to polyamide film. Flexible circuits are used where weight, shape, size, motion or vibration is a significant consideration.

     Anti-Reflective Filters
     -----------------------

     The Company, through its Southwall-Sunflex, Inc. subsidiary, markets aftermarket mesh, glass and film anti-reflective filters primarily for personal computer monitors under such trademark names as Krystal Clear(TM), OPTIVIEW(TM), and Protector(TM).

     Other Products
     --------------

     Southwall manufactures a variety of other commercial thin-films, including highly reflective coatings for use in optical storage media and reflective films for large screen rear projection television.

Aerospace Products
------------------

     Southwall has applied its capabilities in thin-film materials to various shielding applications. The Company is producing materials that selectively reflect, absorb, or transmit various portions of the electromagnetic spectrum. These materials have uses in both new and retrofit applications. Southwall also manufactures various custom coatings on flexible and rigid substrates for defense and defense-related applications.


Manufacturing
-------------

     Three large-scale sputtering production machines currently provide most of the Company's sputtered thin-film coatings manufacturing capacity. The Company also uses two small-scale sputtering machines for smaller production runs and research and development projects, and one rigid-substrate sputtering machine.

     The Company manufacturers its laminated glass products at a separate facility in Southern California. The Company assembles its anti-reflective filters at its Palo Alto, California facility and its plant in Sligo, Ireland.

     Southwall operated well below capacity in 1994, and the Company believes it has more than adequate production capacity to meet the Company's manufacturing requirements at least through 1995, absent major equipment failures.

 Sources of Supply
 -----------------

     The Company has more than one supplier for much of its raw materials and maintains inventories and close working relationships with its suppliers to ensure timely and reliable delivery. The substrates used in the manufacture of Heat Mirror and in several of the Company's aerospace products are currently available only from a single source. In each case, an alternative source of supply is being pursued, although there can be no assurance that alternative sources of supply will be successfully developed. Although Southwall has not experienced major interruptions in production due to a shortage of raw materials, prolonged supply shortages would materially and adversely affect the Company's manufacturing operations, business and financial performance.


Research and Development
------------------------

     Southwall's research and development activities are focused upon the development of new proprietary products, thin-film materials science, and deposition process optimization and automation. Company-funded research and development expenditures, which do not include contract research, totaled $2,187,000, $2,068,000 and $2,310,000 or 9%, 11% and 11% of total net revenues during 1992, 1993 and 1994, respectively.

Marketing and Customers
-----------------------

     The Company markets its products to OEMs in the United States, Canada and Europe principally through its own direct sales force and sales representatives and in other countries through independent distributors. Mitsui and Marubeni Corporation, are the Company's distributors for Heat Mirror and certain electronics products in Japan, Taiwan, Korea and certain other Far East and South East Asian countries. Mitsui also has exclusive manufacturing rights for certain of the Company's electronics products in Japan using the Company's proprietary sputtering technology. Approximately 83%, 80% and 80% of the Company's net product sales (see below) resulted from sales to customers located in the United States in 1992, 1993 and 1994, respectively.

     In October 1992, the Company established and staffed a European office to provide marketing, sales and field service support in Europe primarily for the Company's Heat Mirror product line.

     In 1993, the Company started selling Heat Mirror XIR to Flachglas Aktiengesellschaft, a German subsidiary of Pilkington Group, PLC of England, for incorporation into automotive glass.

     In December 1993, the Company established and staffed a sales office in Singapore to provide marketing and sales support in Australia and Asia, primarily for the Company's Heat Mirror product line.

     In May, 1994, the Company entered into an agreement to supply Madico, Inc., of Woburn, Massachusetts with Southwall's Heat Mirror XIR(R) transparent solar control film. Under the agreement, Madico will add adhesives and scratch-resistant coatings to the Heat Mirror XIR film to produce ready-for-market solar control window film. Madico will then have exclusive distribution rights for the finished product in Europe, where it will be sold through Madico's established distribution network under the Madico(R) trade name. Southwall will purchase finished XIR solar control window film from Madico for sale, under exclusive distribution rights, into North America, the Middle East and selected Far East markets.

     Southwall supplies Heat Mirror products to approximately 47 insulating glass and window fabricators and distributors worldwide. The Company's proprietary mounting technology is licensed to its customers, which must acquire or build specialized mounting equipment for the manufacture of Heat Mirror-equipped windows. The Company's customer support organization trains customers in the manufacture of Heat Mirror-equipped windows.

     In North America, the Company also sells its Heat Mirror product line, including its California Series laminated glazing product, through approximately 22 sales representatives.

     The Company sells its anti-reflective filters primarily through independent direct sales organizations.

     Products for the aerospace industry are sold principally under contracts with defense contractors, subcontractors and agencies of the United States Government. The programs in which the Company participates may extend for several years, but are normally funded on an annual basis. Southwall supplies its customers pursuant to purchase orders extending for one to three months. The Company's aerospace business has been adversely affected by delays in funding or termination of defense programs. A significant portion of the Company's aerospace business is classified. As a result, the Company is and will be prohibited from disclosing the substance or status of such business.

     Southwall's products are sold under limited warranty. The Company has not experienced significant product returns and the costs of its warranty programs have not been substantial.

     A small number of customers have accounted for a substantial portion of the Company's revenues. The Company's largest customer, Hurd Millwork Company, accounted for 13% of 1994 net product sales. The Company's ten largest customers accounted for 45% of net product sales. The loss of any of these customers could have a materially adverse effect on the Company's operating results. The Company anticipates that customer concentration will continue for the foreseeable future.

     Orders for the Company's products are typically short-term and Southwall usually ships its products from inventory or produces special customer runs within 90 days of receiving orders. As a result, the Company generally experiences no significant order backlog.


Competition
-----------

     The thin-film coatings industry and the markets in which Southwall's customers compete experience rapid technological change. Southwall's revenues and operating results could be materially adversely affected by new equipment or process technologies that improve or change the methods of depositing films on substrates. Technological change in customers' markets may also result in obsolescence of the Company's products. Southwall's future success will depend, in large part, on its ability to anticipate technological change and to introduce new products.

     Southwall has a number of present and potential competitors, many of which have greater financial resources and greater selling, marketing and technical resources than the Company. Other U.S. companies serving some of the same markets as the Company include Material Sciences Corporation and Optical Coating Laboratories, Inc. The two largest U.K. polymer film companies, Courtaulds PLC and Imperial Chemical Industries PLC (ICI), entered the market in the mid-1980's by acquiring certain U.S. thin-film manufacturers. The Company also competes in certain markets with a number of Japanese companies. Southwall believes that competition for its commercial products comes primarily from other types of films, various chemical coatings and solar control coatings deposited directly on glass, and heat absorbing glass, and that the principal competition to its electronics and aerospace products is currently from non-thin-film alternatives as well as thin-film alternatives.

     The Company competes primarily on the basis of the characteristics and quality of its products, its ability to meet individual customer specifications and the quality and level of technical assistance furnished to customers.

Patents and Licenses
--------------------

     The Company relies primarily upon trade secrets and know-how to develop and maintain its competitive position. There can be no assurance that others will not develop and patent similar technology or that the confidentiality agreements upon which the Company relies will be honored. The Company's contracts involving the United States Government present the risk that Southwall's proprietary information may be disclosed to competitors as part of the establishment by the Government of second-source manufacturing arrangements.

     The Company has twenty-seven (27) patents and seven (7) patent applications pending in the United States that cover materials, processes, products and production equipment. The Company also has patents and patent applications pending in various foreign countries covering the same technology. Expiration dates for the various patents range from 1997 to 2013. Southwall considers its proprietary technology, as well as its patent protection, to be a significant factor in its business. There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide adequate protection for the technology or product covered by it. In addition, other companies and universities have obtained patents covering film configurations and processes. The Company has obtained licenses under some of these patents and may from time to time require licenses under additional patents. There can be no assurance that Southwall will be able to obtain such licenses, if required, upon commercially reasonable terms.

     Litigation has been and may in the future be necessary from time-to-time to enforce patents issued to the Company to protect trade secrets and know-how owned by the Company or to determine the enforceability, scope or validity of the proprietary rights of others. Any such litigation could result in substantial costs to the Company and division of effort by the Company's management and technical personnel.

     In January 1992, the Company filed a patent infringement suit against Cardinal IG Company and one of its customers. The suit alleges that Cardinal's LoE/2/ glass product violates one of the Company's patents. See Legal Proceedings.

Employees
---------

     As of December 31, 1994, Southwall had 180 regular full-time employees, of whom 33 were engaged in engineering, 95 in manufacturing, and 52 in selling, general management, finance and administration. The Company is highly dependent upon the existence and continuing services of certain key scientists and engineers and management personnel. The loss of services of these employees could have a materially adverse impact on the business and prospects of the Company. Many of the Company's employees are highly skilled, and the Company faces strong competition in recruiting and retaining such personnel.

     None of the Company's employees is covered by a collective bargaining agreement, and the Company has not experienced any work stoppages. The Company believes that its employee relations are good.

Environmental Matters
---------------------

     The Company uses certain hazardous materials in its research and manufacturing operations and has air and water emissions that require controls. As a result, Southwall is subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. The Company has implemented a program to monitor its past and present compliance with environmental laws and regulations. Although the Company believes that it is currently in material compliance with such laws and regulations, current or future laws and regulations may require the Company to make expenditures for compliance with chemical exposure, waste treatment or disposal regulations.

     There can be no assurance that the operations, business or assets of the Company will not be materially adversely affected by the interpretation and enforcement of current or future environmental laws and regulations.


ITEM 2.  PROPERTIES

     Southwall's administrative, marketing, engineering and manufacturing facilities are located in five buildings totaling approximately 119,000 square feet in Palo Alto, California. In addition, the Company leases 70,000 square feet in Santa Fe Springs, California for its manufacture of laminated glass products and 15,000 square feet in Sligo, Ireland where most of the company's anti-reflective filters are assembled. The buildings are occupied under leases that expire from May 1997 to December 1999, with options to extend some of these leases for terms expiring through 2009. The Company is currently sub-leasing approximately 5,000 square feet of these facilities. The Company anticipates that these facilities will be suitable for its needs over the next three years and believes that additional facilities could be available at reasonable costs.

Facility Security Clearance
---------------------------

     The Company has a facility security clearance from the United States Department of Defense. A portion of the Company's sales and other revenues in 1992, 1993 and 1994 was derived from work for which this clearance was required. Continuation of this clearance requires that the Company remain free from foreign ownership, control or influence ("FOCI"). Management does not believe that there is presently any substantial risk of FOCI that will cause its facility security clearance to be revoked. Loss of such security clearance and related loss of contracts relating to the United States Government could result in an adverse decline in the Company's revenues.


ITEM 3.  LEGAL PROCEEDINGS

     In January 1992 the Company filed a patent infringement suit against Cardinal IG Company, and one of its customers, in the U.S. Federal Court of San Francisco, California. The suit alleges that Cardinal's LoE/2/ glass product violates the Company's U.S. Patent #4,799,745, which covers the structure of particular optical coatings for glass products, including the Company's Heat Mirror XIR solar reflecting film.

     In April 1993 Cardinal filed a motion for summary judgment alleging that the LoE/2/ coatings do not infringe the Company's patent and that the patent is invalid. On March 2, 1994 the District Court judge entered an order denying Cardinal's motion that the Company's patent was invalid, but granting its motion with respect to noninfringement. The Company has filed an appeal to the noninfringement decision with the Court of Appeals for the Federal Circuit. The Company has been informed that the hearing of this appeal is scheduled for March 6, 1995. While it is not possible to predict the outcome of litigation, the Company believes that the District Court's recent summary judgment against Southwall should be overturned and that the Company's patent position should be validated when the case is tried in the district court.

     The Company is not a party to any other material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

                                    PART II
                                    =======


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock has been traded on the NASDAQ National Market System under the symbol "SWTX" since the completion of the Company's initial public offering in June 1987. Prices in the following table represent the high and low closing sales prices for the Company's Common Stock as reported by NASDAQ.

  Common Stock Prices:
  -------------------

                1993 by Quarter         High     Low
                -----------------      ------  -------

                     1st                $6.00   $ 4.50
                     2nd                $5.75   $ 3.75
                     3rd                $4.50   $ 3.00
                     4th                $4.00   $2.375
                1994 by Quarter         High     Low
                -----------------      ------   ------
                     1st                $5.38   $3.25
                     2nd                $3.63   $3.00
                     3rd                $3.63   $2.63
                     4th                $3.25   $2.13


     The Company has not paid cash dividends and has no present plans to do so. There were approximately 2,100 stockholders at December 31, 1994, which includes stockholders of record and an estimate of the number of stockholders holding Common Stock in broker name.

ITEM 6.  SELECTED FINANCIAL DATA

                                                              Year ended December 31,
                                                 ---------------------------------------------------
                                                   1990       1991      1992        1993      1994
                                                 --------   --------   --------   --------  --------
                                                        (In thousands, except per share data)
Statement of Operations Data:
----------------------------

 Revenues (1)(3)..............                   $15,810    $18,133    $23,318    $18,501   $21,739

 Income (loss) from
  operations (2)(4)...........                    (1,433)    (6,288)      (429)    (1,509)   (3,913)
 Net income (loss)............                      (796)    (6,173)        53     (1,324)   (3,888)
 Net income (loss) per
  share.......................                   $  (.12)   $  (.90)   $   .01    $  (.23)    ($.67)
 Weighted average
  shares outstanding .........                     6,777      6,858      6,372      5,792     5,808

(1)  Includes $3.8 million of license revenues in 1991.
(2)  Includes a $3.5 million charge for restructuring in 1991.
(3) Includes $1.1 million in 1991, $3.5 million in 1992 and $1.1 million in 1993 of machine revenues.
(4) Includes $1 million of charges during the fourth quarter of 1994 to eliminate three minor product lines ($.5 million) and to consolidate facilities ($.5 million). See Management's Discussion and Analysis of Financial Condition and Results of Operations below.

                                                             December 31,
                                          --------------------------------------------------
                                           1990       1991       1992       1993      1994
                                          -------    -------    -------    -------   -------
                                                        (In thousands)
Balance Sheet Data:
------------------
 Working capital ..............           $10,815    $11,792    $10,134    $10,955    $ 8,102
 Total assets .................            44,498     39,852     34,782     33,420     31,372
 Long-term obligations ........             3,079      2,987      3,182      3,028      2,947
 Stockholders' equity .........            38,160     32,267     27,844     26,766     22,988


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

   General
   -------

     The following table sets forth for the periods indicated (i) the percentage relationship to revenues of expense and income items and (ii) the percentage change of such items as compared to the prior period. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-K.

     The Company has experienced significant fluctuations in quarterly results of operations. Revenues have varied from quarter to quarter due to the seasonal buying patterns for the Company's Heat Mirror products, which typically have been strongest in the second and third quarters and the timing of short-term contracts. Sales of the Company's energy conservation products are significantly influenced by the residential and commercial construction industries, and reduction in construction has generally resulted in a reduction in the sales of the Company's Heat Mirror products. In addition, revenues and operating results have historically varied from quarter to quarter as a function of the utilization of the Company's production machines. Manufacturing inefficiencies have resulted from under utilization of capacity, the development and introduction of new products and the changing mix of products manufactured. Primarily as a result of these factors and in view of the Company's strategy of developing additional applications for its thin-film technology, and its ongoing practice of upgrading its manufacturing processes, the Company may continue to experience quarterly fluctuations in its results of operations.


                                              Percentage of           Period to Period
                                              Total Revenues                 Change
                                              --------------            ----------------
                                                                        1993        1994
                                                 December 31,            vs.         vs.
                                             --------------------
                                             1992     1993   1994       1992        1993
                                             ----     ----   ----       ----        ----
Net product sales                             84.2%  90.6%   98.2%      (14.6)%     27.3%
Machine revenues                              14.9    5.8       -       (69.0)         -
License revenues                                .9    3.6     1.8       200.9      (39.6)
                                             -----  -----   -----       -----      -----
  Total revenues                            1 00.0  100.0   100.0       (20.7)      17.5

Costs and expenses:
  Cost of product sales (1)                   70.8   77.1    80.8        (7.0)      33.5
  Cost of machine
   revenues (2)                               75.0   19.1       -       (92.1)         -

  Research and development(1)                 11.1   12.3    10.8        (5.4)      11.7

  Selling, general and
   administrative (1)                         25.8   28.7    28.6         4.9       26.6

  Total costs and expenses                   101.8  108.2   118.0       (15.7)      28.2

(Loss) from operations                        (1.8)  (8.2)  (18.0)     (251.8)         -

Interest income                                3.2    2.3     1.1       (41.4)     (43.5)

Interest expense                              (1.1)  (1.3)   (1.0)       (5.1)      (9.1)

Income(loss) before income
  taxes                                         .3   (7.2)  (17.9)          -          -

Provision for income taxes                       -      -       -           -          -

Net Income (loss)                               .3   (7.2)  (17.9)          -          -

(1) Computed as a percent of net product sales.
(2) Computed as a percent of machine revenues.

 Results of Operations
 ---------------------

     1994 Compared to 1993
     ---------------------

     Effective September 1, 1994, the Company commenced leasing all the assets formerly of Safety Glass, Inc., dba Armour Worldwide Glass, located in Southern California, under a five year operating lease for $40,000 per month. A wholly-owned subsidiary, Southwall Worldwide Glass Inc. ("SWGI") was created to operate the facility and to manufacture the Company's proprietary California
Series(TM) solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products.

     The consolidated financial statements for 1994 include four months of SWGI operations. For the four month period ended December 31, 1994, SWGI's sales were $.8 million and SWGI's loss before income taxes was $.3 million.

     Effective October 31, 1994, the Company acquired Sunflex L.P. ("Sunflex") for $.5 million to be paid from Sunflex's operating income, if any, over the four years beginning with 1995. Sunflex assembles and markets aftermarket mesh, glass and film anti-reflective filters primarily for personal computer monitors.

     The consolidated financial statements for 1994 include two months of Sunflex operations. For the two month period ended December 31, 1994, Sunflex's sales were $.3 million and Sunflex's loss before income taxes was $.1 million.

     Net product sales increased to $21.3 million in 1994 compared to $16.8 million in 1993, a 27% increase. This increase was primarily attributable to increased volume of products rather than changes in product prices. Of this increase, $1.1 million was from the new operations discussed above. The remaining increase in net product sales of $3.2 million was primarily in energy conservation products from the Company's silver reflector film, California Series(TM) laminated glass and solar control products, including Solis(TM) solar control film. Sales of the Company's Heat Mirror(TM) film for insulated glass units was essentially unchanged in 1994 due to competitive pressures. The Company's aerospace product sales were also flat year-to-year, reflecting the continued reduction in defense spending. Machine revenues in 1993 resulted from the completion of a contract for the design and construction of a semi-commercial sputtering production machine for Mitsui Toatsu Chemicals Incorporated.

     Cost of product sales for 1994 was 81% of net product sales compared to 77% for 1993. This percentage increase in 1994 was due to higher period costs which resulted from a shutdown of the Company's production equipment during part of the year to reduce inventory levels, a change in product mix which included an increase in sales of the Company's lower margin products, start-up expenses for new products and the new operations discussed above, and $.5 million of charges during the fourth quarter associated with discontinued product lines. The $.5 million of fourth quarter charges was primarily for the write-off of the net book value of equipment associated with three discontinued product lines. The decision to discontinue these product lines was the result of a new strategic plan formulated by the new President and CEO and adopted by the Board of Directors during the fourth quarter. The product lines were relatively new to the Company. 1994 net sales for these three product lines totaled approximately

$1.1 million or 4.9% of 1994 net revenues. The Company believes that the discontinuance of these product lines will allow the Company to focus its resources on products which provide the opportunity for greater returns to the Company.

In addition, the Company experienced manufacturing inefficiencies in 1994 resulting from under utilization of capacity. The Company expects this condition to continue in 1995. Although the Company has not experienced any significant amount of inventory obsolescence and believes that its inventory is recoverable net of reserves, obsolescence of the Company's products could be effected by technological change, competition, loss of customers and reduction in demand, among other factors.

     Research and development expenses, as a percent of net product sales, were 11% in 1994, compared to 12% for 1993. This percentage decrease was primarily attributable to the increase in net product sales. The absolute dollar increase in 1994 is attributable to more new product development.

     Selling, general and administrative expenses increased from $4.8 million to $6.1 million but, as a percent of net product sales, was 29% for both years. Of this increase, $.4 million is associated with the new operations discussed above, charges of approximately $.5 million during the fourth quarter for the consolidation of facilities, and increased sales and marketing expenses associated with the introduction of new products and expansion into the Pacific Rim. As a result of the discontinuance of three product lines, as discussed above, the Company determined that it could vacate one of its buildings under lease, after consolidating certain remaining activities in other buildings, and reduce future operating expenses. The $.5 million charge is primarily for future obligations under the lease.

     Interest income decreased in 1994 compared to 1993 due primarily to a decrease in monies invested.

     As a result of the factors discussed above, the Company reported a pre-tax loss of ($3.9) million for 1994, compared to a pre-tax loss of ($1.3) million for 1993.

     The Company believes that it must increase revenues to achieve profitability. Although the Company is seeking to expand existing applications, to develop new applications and to expand international marketing and sales efforts, there can be no assurance that the Company will be able to increase revenues and become profitable.

     1993 Compared to 1992
     ---------------------

     The Company's net revenues were $18.5 million for 1993, including $1.1 million of machine revenues, compared to $23.3 million of net revenues for the same period of 1992, which included $3.5 million of machine revenues. Net product sales decreased to $16.8 million in 1993 compared to $19.6 million in 1992, a decrease of 15%. Product sales were down due to a $3.6 million decrease in aerospace product sales volume which was partially offset by increases in energy conservation product sales.

     Sales in North America in 1993 were below expectations due to the lingering effects of the recession and bad weather adversely affecting the construction industry, particularly in the early part of the year and increasing competitive activities. In addition, aerospace product sales were adversely impacted by lower defense spending.

     Cost of product sales for 1993 was 77% of net product sales compared to 71% for 1992. The percentage increase in 1993 compared to 1992 was due to the lower volume of product sales during 1993, and the cost related to excess capacity and the shutdown of the Company's production equipment during part of the fourth quarter of 1993.

     Cost of machine revenues, as a percentage of machine contract revenues, for 1993 was 19% compared to 75% for 1992. The Company recognized revenue on the machine contract under the percentage of completion method. The project was substantially completed during the first quarter of 1993. The machine passed preliminary acceptance testing in March 1993, and final acceptance testing in December 1993, removing a number of contingencies associated with this contract which resulted in higher margins in 1993.

     Research and development expenses, as a percent of net product sales, were 12% for 1993, compared to 11% for 1992. This percentage increase was primarily attributable to the decrease in net product sales.

     Selling, general and administrative expenses decreased from $5.1 million to $4.8 million. However, as a percentage of net product sales, these expenses increased to 29% in 1993 from 26% of product sales in 1992. This percentage increase was due to the decrease in net product sales.

     Interest income decreased in 1993 compared to 1992 due primarily to a decrease in monies invested and reductions in interest rates.

     As a result of the above, the Company reported a pre-tax loss of ($1.3) million for 1993, compared to a pre-tax profit of $.1 million for 1992.


     Liquidity and Capital Resources
     -------------------------------

     At December 31, 1994, the Company's net working capital was $8.1 million compared with $11.0 million at December 31, 1993 and $10.1 million at December 31, 1992. The Company has financed itself primarily through cash from operations and its existing cash balances. Cash used in operations amounted to $.4 million and $.3 million in 1994 and 1993, respectively. Cash flow provided by operations amounted to $2.4 million in 1992.

     From December 31, 1993 to December 31, 1994, accounts receivable increased from $2.2 million to $3.7 million, a $1.5 million increase. This increase is attributable to the increase in net revenues from $4.3 million in the fourth quarter of 1993 to $5.7 million in the fourth quarter of 1994, most of which occurred in the later portion of the quarter, and the approximately $.3 million of accounts receivable acquired in the purchase of Sunflex which was effective October 31, 1994.

     During 1994, 1993 and 1992, the Company spent $.9 million, $.6 million and $.5 million, respectively, on capital expenditures. The Company anticipates total capital expenditures of approximately $2.1 million during 1995.

     During 1994, the two new operations discussed above used approximately $1.0 million of cash. SWGI's equipment and facilities lease is for $40,000 per month or $.5 million per year. This operating lease is cancelable, at any time, with 120 days notice.

     At December 31, 1994, the Company has $5.2 million of cash and short-term investments. In addition, in January 1995 the Company secured a $5 million line of credit, see Note 8 of Notes to Consolidated Financial Statements. The Company believes that the line of credit and cash anticipated to be generated from operations to be adequate to satisfy the Company's capital and operating requirements at least through 1995.

ITEM 8.    FINANCIAL STATEMENTS



                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and
Stockholders of Southwall Technologies Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Southwall Technologies Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
San Jose, California
January 27, 1995

                          SOUTHWALL TECHNOLOGIES INC.
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                (in thousands)
                                    ASSETS
                                    ------

                                                     December 31
                                                   1 9 9 3    1 9 9 4
                                                  --------   --------
Current assets:
  Cash and cash equivalents                       $  1,340   $  1,144
  Short-term investments                             5,582      4,051
  Accounts receivable, net                           2,218      3,720
  Inventories                                        4,732      3,907
  Other current assets                                 709        717
                                                  --------   --------
              Total current assets                  14,581     13,539

Property and equipment, net                         17,291     15,994
Other assets                                         1,548      1,839
                                                  --------   --------
              Total assets                        $ 33,420   $ 31,372
                                                  ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Accounts payable                                $  1,046   $  2,419
  Accrued compensation                                 833      1,293
  Other accrued liabilities                          1,571      1,643
  Current portion of long-term debt                    176         82
                                                  --------   --------
              Total current liabilities              3,626      5,437

Long-term debt                                       2,731      2,650
Deferred income taxes                                  297        297
                                                  --------   --------
              Total liabilities                      6,654      8,384
                                                  --------   --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value, 20,000 shares
     authorized; issued and outstanding 6,911
     and 6,917                                           7          7
  Capital in excess of par value                    47,323     47,273
  Accumulated deficit                              (16,084)   (19,972)
  Less cost of treasury stock, 1,108 and
     1,070 shares outstanding                       (4,480)    (4,320)
                                                  --------   --------
              Total stockholders' equity            26,766     22,988
                                                  --------   --------
              Total liabilities and
                 stockholders' equity             $ 33,420   $ 31,372
                                                  ========   ========

                See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                     (in thousands, except per share data)



                                                 Year ended December 31
                                            1 9 9 2     1 9 9 3     1 9 9 4
                                            -------     -------     -------
Net product sales                          $ 19,629   $  16,770   $  21,343
Machine revenues                              3,471       1,075           -
License revenues                                218         656         396
                                           --------   ---------   ---------
     Net revenues                            23,318      18,501      21,739
                                           --------   ---------   ---------

Costs and expenses:
 Cost of product sales                       13,895      12,923      17,247
 Cost of machine revenues                     2,604         205           -
 Research and development                     2,187       2,068       2,310
 Selling, general and administrative          5,061       4,814       6,095
                                           --------   ---------   ---------
     Total costs and expenses                23,747      20,010      25,652
                                           --------   ---------   ---------

(Loss) from operations                         (429)     (1,509)     (3,913)

Interest income                                 740         434         245

Interest expense                               (256)       (243)       (221)
                                           --------   ---------   ---------

Income (loss) before income taxes                55      (1,318)     (3,889)

Provision for income taxes                        2           6          (1)
                                           --------   ---------   ---------

Net income (loss)                          $     53    ($ 1,324)   ($ 3,888)
                                           ========

Net income (loss) per share                    $.01       ($.23)      ($.67)
                                           ========   =========   =========

Weighted average shares of common stock
 and dilutive common stock equivalents        6,372       5,792       5,808
                                           ========   =========   =========

                See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                                 (in thousands)

                                       Common Stock       Capital in                               Total
                                     ---------------      Excess of      Accumulated   Treasury  Stockholders'
                                     Shares   Amount      Par Value        Deficit       Stock     Equity
                                     ------   ------      ----------     -----------   --------  -----------
Balance, January 1, 1992              6,888     $7          $47,174       $(14,813)    $  (101)    $32,267

Acquisition of 1,131 shares of
  treasury stock at cost                                                                (4,581)     (4,581)

Shares issued through:
  Exercise of options                     8      *               31                                     31
  Sales to employees under
     Stock Purchase Plan                 10      *               40                         34          74

Net income                                                                      53                      53
                                     ------   ----        ---------      ---------     -------   ---------
Balance, December 31, 1992            6,906      7           47,245        (14,760)     (4,648)     27,844

Acquisition of 25 shares of
  treasury stock at cost                                                                  (108)       (108)

Sale of 55.5 shares for
  purchase of license                                            66                        225         291

Shares issued through:
  Exercise of options                     5      *               22                                     22
  Sales to employees under
     Stock Purchase Plan                                        (10)                        51          41

Net loss                                                                    (1,324)                 (1,324)
                                     ------   ----        ---------      ---------     -------   ---------
Balance, December 31, 1993            6,911      7           47,323        (16,084)     (4,480)     26,766

Acquisition of 25 shares of
  treasury stock at cost                                                                   (91)        (91)

Shares issued through:
  Interest paid with stock                                      (55)                       225         170
  Sales to employees under
    Stock Purchase Plan                   6      *                5                         26          31
                                     ------   ----        ---------      ---------     -------   ---------
Net loss                                                                    (3,888)                 (3,888)

Balance, December 31, 1994            6,917     $7          $47,273       $(19,972)    $(4,320)    $22,988
                                     ======   ====        =========      =========     =======   =========

*Indicates amount less than $500.


                See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                 (in thousands)

                                                      Year ended December 31
                                                   1 9 9 2     1 9 9 3    1 9 9 4
                                                   -------     -------    -------
Cash flows from operating activities:
 Net income (loss)                                $     53    ($ 1,324)   ($3,888)
 Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
   Depreciation and amortization                     3,189       2,938      2,059
   Decrease (increase) in accounts receivable         (487)        233     (1,502)
   Decrease (increase) in inventories                  450      (2,024)       825
   Decrease (increase) in other current assets          76         (27)        (8)
   (Decrease) increase in accounts payable
    and accrued liabilities                           (885)       (130)     2,075
                                                  --------   ---------   --------
Cash provided by (used in)
  operating activities                               2,396        (334)      (439)
                                                  --------   ---------   --------
Cash flows from investing activities:
 Decrease(increase) in short-term investments        2,632       2,159      1,531
 Expenditures for property and equipment
    and other assets                                  (550)       (594)    (1,053)
                                                  --------   ---------   --------
Net cash (used in) provided by
    investing activities                             2,082       1,565        478
                                                  --------   ---------   --------
Cash flows from financing activities:
 Proceeds from issuance of stock, net
    of related costs                                   105          21         31
 Reduction of long-term debt                          (128)       (154)      (175)
 Purchase of treasury stock, net                    (4,581)        (66)       (91)
                                                  --------   ---------   --------
Net cash (used in) financing
 activities                                         (4,604)       (199)      (235)
                                                  --------   ---------   --------
Net increase (decrease) in cash
  and cash equivalents                                (126)      1,032       (196)

Cash and cash equivalents, beginning of year           434         308      1,340
                                                  --------   ---------   --------

Cash and cash equivalents, end of year            $    308   $   1,340   $  1,144
                                                  ========   =========   ========
Supplemental cash flow disclosures:
  Interest paid                                   $     71    $     58      $  36
  Income taxes paid                               $      1    $      6      $  (1)
Supplemental schedule of non-cash investing
  and financing activities:
  Property and equipment acquired via
  capital lease                                   $     69    $     --      $  --
  Treasury stock used for purchase of
  license agreement                               $     --    $    291      $  --
  Treasury stock used for payment
  of interest                                     $     --    $     --      $ 170

                See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   (in thousands, except for per share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------

Operations
----------

Southwall Technologies Inc. (the "Company") operates in a single industry segment and is engaged in the design and production of thin film coatings that selectively absorb, reflect or transmit certain types of electromagnetic radiation and in manufacturing certain products which use these coatings. These coatings and other products are used in the residential and commercial building, electronics and aerospace markets.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Southwall Technologies Inc. and its wholly-owned subsidiaries, Southwall Worldwide Glass Inc. since its inception on September 1, 1994, and Southwall-Sunflex, Inc., since October 31, 1994 when the company acquired Sunflex L.P. (see Note 2). All significant intercompany balances and transactions have been eliminated.

Cash equivalents and short-term investments
-------------------------------------------

Cash equivalents and short-term investments consist of domestic and Eurodollar certificates of deposit, treasury bills, commercial paper, bankers' acceptances, corporate notes and mutual funds. Investments with maturities of three months or less from the date of purchase are included in cash equivalents.

Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities," was adopted by the Company effective January 1, 1994. Accordingly, the Company has classified its short-term investments as "available-for-sale securities." At December 31, 1994, the difference between cost and fair market value was insignificant and the gains/losses on sales of securities during the year were insignificant.

Revenue recognition
-------------------

Revenues from sales of manufactured products are recorded at the time shipments are made. Revenues from long-term contracts, including contracts to design and build machines, are generally recorded using the percentage-of-completion method whereby income is recognized based on the estimated stage of completion of individual contracts.

The Company has agreements under which it receives fees for certain rights to technology and products. License revenues associated with these agreements are recognized when earned, generally upon receipt of payment or shipment of product.

Accounts receivable
-------------------

Accounts receivable are stated net of allowance for doubtful accounts of $528 and $540 at December 31, 1993 and 1994, respectively.

Inventories
-----------

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead.

Property and equipment
----------------------

Property and equipment are stated at cost. The Company uses the units-of-production method for calculating depreciation on certain of its production machines and the straight-line method for all other property and equipment. Estimated useful lives of the assets range from five to ten years. On its large scale production machine, for which the units-of-production depreciation method is used, the Company records minimum annual depreciation of at least one-half of the depreciation that would have been recorded utilizing the straight-line depreciation method over a ten-year life. Leasehold improvements are amortized using the term of the related lease or the economic life of the improvements, if shorter.

Additions, major renewals and betterments are included in the asset accounts at cost. Ordinary maintenance and repairs are charged to expense as incurred. Gains or losses from disposal are included in earnings.

Intangible assets
-----------------

Patents and licenses relating to the Company's commercial products are stated at cost less accumulated amortization. Amortization is computed on the straight-line basis over terms of up to 17 years. At December 31, 1993 and 1994 patents and licenses are included in other assets at a cost of $961 and $889, net of accumulated amortization of $508 and $600, respectively. Amortization expense for 1992, 1993, and 1994 was $80, $152 and $103, respectively.

Income taxes
------------

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Net income (loss) per share
----------------------------

Net income (loss) per share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares include the effect of stock options utilizing the treasury stock method when dilutive. Convertible debentures are not included since they are anti-dilutive.

NOTE 2 - NEW OPERATIONS:
-----------------------

Effective September 1, 1994, the Company commenced leasing all the assets formerly owned by Safety Glass, Inc., dba Armour Worldwide Glass, located in Southern California, under a five year operating lease for $40 per month. A wholly-owned subsidiary, Southwall Worldwide Glass Inc. ("SWGI") was created to operate the facility and to manufacture the Company's proprietary California Series(TM) solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products.

The consolidated financial statements for 1994 include four months of SWGI operations. For the four month period ended December 31, 1994, SWGI's sales were $809 and SWGI's loss before income taxes was $323. SWGI's assets at December 31, 1994 include accounts receivable of $290 and inventories of $147.

Effective October 31, 1994, the Company acquired Sunflex L.P. ("Sunflex") for $500 to be paid from Sunflex's operating income, if any, over the next four years. Sunflex assembles and markets aftermarket mesh, glass and film anti-reflective filters primarily for personal computer monitors.

This acquisition is being accounted for as a purchase. Since the purchase price is contingent upon future operating income, no payments were made at the time of acquisition. At the date of acquisition, assets exceeded liabilities by 105, resulting in negative goodwill. This negative goodwill will be amortized over 36 months.

The consolidated financial statements for 1994 include two months of Sunflex operations. For the two month period ended December 31, 1994, Sunflex's sales were $260 and Sunflex's loss before income taxes was $65. Sunflex's assets at December 31, 1994 include accounts receivable of $355 and inventories of $199.

Had the acquisition of Sunflex been completed as of January 1, 1993, the unaudited pro forma net revenues, net loss and net loss per share would have been as follows:

                                   Year Ended  December 31
                                   ------------------------
                                     1993           1994
                                   --------       --------
                                 (unaudited)    (unaudited)

     Net revenues                   $20,918       $23,290
     Net loss                        (1,444)       (4,316)
     Net loss per share                (.25)         (.74)

This unaudited pro forma financial information does not necessarily indicate the operating results that would have been achieved had the transaction been in effect as of the beginning of each year and should not be construed as representative of future operations.

NOTE 3 - BALANCE SHEET DETAIL:
-----------------------------


    Inventory:                            December 31,
    ---------                          -------------------
                                        1 9 9 3    1 9 9 4
                                       --------   --------
    Work-in-process                    $    637   $    440
    Raw materials                         1,111      1,299
    Finished goods                        2,984      2,168
                                       --------   --------

                                       $  4,732   $  3,907
                                       ========   ========


    Property and Equipment:               December 31,
    ----------------------             -------------------
                                        1 9 9 3    1 9 9 4
                                       --------   --------
    Machinery and equipment            $ 31,120   $ 31,080
    Leasehold improvements                2,528      2,468
    Furniture and fixtures                1,979      2,126
    Construction-in-process                 310        457
                                       --------   --------
                                         35,937     36,131

    Less - accumulated depreciation
              and amortization          (18,646)   (20,137)
                                       --------   --------
                                       $ 17,291   $ 15,994
                                       ========   ========

Depreciation and amortization expense for the years ended December 31, 1992, 1993 and 1994 was $3,109, $2,864 and $1,956, respectively.

    Other Accrued Liabilities:            December 31,
    --------------------------         -------------------
                                        1 9 9 3    1 9 9 4
                                       --------   --------
    Reserve for warranties and sales
     returns                           $    552   $    201
    Restructuring                           220          -
    Other, including facility
     consolidation of $441 in 1994          799      1,442
                                       --------   --------
                                       $  1,571   $  1,643
                                       ========   ========


NOTE 4 - LONG-TERM DEBT:
------------------------

The Company's long term debt is comprised of a $2,650 convertible debenture, due May 31, 1999, bearing interest, payable semi-annually with the Company's common stock, at two percent below prime, but not less than 7% nor higher than 11%, and convertible into the Company's common stock at a price of $9.95 per share (subject to certain adjustments).

NOTE 5 - INCOME TAXES:
---------------------

Deferred tax liabilities (assets) are comprised of the following:


                                          December 31,
                                       -------------------
                                         1993      1994
                                       --------  ---------

     Depreciation                      $ 2,637   $  3,199
     Other                                  88         39
                                       -------   --------

     Gross deferred tax liabilities      2,725      3,238
                                       -------   --------

     Inventory reserves                   (261)      (259)
     Write-down of fixed assets         (1,038)      (964)
     State depreciation                   (487)      (311)
     Other                              (1,145)    (1,030)
     Loss carryforwards                 (5,702)    (7,707)
     Credit carryforwards               (1,050)    (1,050)
                                       -------   --------

     Gross deferred tax assets          (9,683)   (11,321)
                                       -------   --------

     Deferred tax assets valuation
      allowance                          6,958      8,083
                                       -------   --------

          Net deferred taxes           $    -    $    -
                                       =======   ========

At December 31, 1994 the Company had net federal operating loss carryforwards of approximately $20,000 which expire at various dates from 1997 through 2009. The net operating loss carryforwards include approximately $1,500 resulting from employee exercises of non-incentive stock options, the tax benefit of which, when realized, will be accounted for as an addition to capital in excess of par value, rather than as a reduction of the provision for income taxes. Research and development, investment tax and foreign tax credit carryovers of approximately $1,000 are also available to reduce future federal income taxes and expire at various dates through 2005. If certain substantial changes in the Company's ownership occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.


NOTE 6 - STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN:
------------------------------------------------------------

The Company has granted stock options under certain option agreements in 1981 and 1983, its 1983 Qualified and Non-Qualified Stock Option Plan, and its restated 1987 Stock Option Plan. The plans and agreements are administered by the Board of Directors. Under the terms of the 1983 Plan and the 1981 and 1983 Agreements, options to the Company's employees, directors and consultants were granted at prices not less than the fair market value of the Company's stock on the date of grant. The exercise price of options granted under the restated 1987 Stock Option Plan must be at least 85% of the fair market value of the stock at the date of grant.

Options under the plans generally vest at a rate of 25% per year, are non-transferable and generally expire over terms not exceeding ten years from the date of grant or three months after termination of the optionee's relationship with the Company.

In October 1994, the Company allowed all holders of outstanding options to exchange higher priced options for new non-qualified options at $2.50 per share, the fair market value at the time of the Board's action. The repricing terms provided that for each 100 shares of options exchanged, 75 shares of new options would be granted; those options vested at the time of the exchange would revest in one year; and those options unvested at the time of the exchange would vest on the original option schedule. Options for 1,493 shares were exchanged for new options for 1,120 shares.

The activity under the plans and agreements is as follows:

                               Shares of
                                 Common
                                 Stock     Exercise Price
                               ----------  --------------

     Options outstanding at
       January 1, 1992             1,673    $2.50 -$ 8.33
       Granted                       171    $4.00 -$ 6.00
       Exercised                     ( 8)   $2.50 -$ 5.50
       Canceled or Expired           (59)   $3.25 -$ 7.25
                                  ------

     Options outstanding at
       December 31, 1992           1,777    $2.50 -$ 8.33
       Granted                       271    $3.25 -$ 5.38
       Exercised                     ( 5)   $2.50 -$ 5.00
       Canceled or Expired          (227)   $3.00 -$ 8.33
                                  ------

     Options outstanding at
       December 31, 1993           1,816    $2.50 -$ 7.75
       Granted                     1,527    $2.50 -$ 5.38
       Exercised                       -
       Canceled or Expired        (1,837)   $2.50 -$ 7.75
                                  ------

     Options outstanding at
       December 31, 1994           1,506    $2.50 -$ 7.25
                                  ======

As of December 31, 1994, there were 394 shares of Common Stock available for grant under all plans. In addition, at December 31, 1994, 114 options were vested and exercisable at prices ranging from $2.50 to $7.25.

Employee Stock Purchase Plan
----------------------------

In April 1988, the Company adopted the Employee Stock Purchase Plan ("the Purchase Plan") and reserved 150 shares of Common Stock for issuance thereunder. Employees of the Company, subject to certain limitations, may purchase a certain number of shares at 85% of the fair market value of the stock. During 1992, 1993 and 1994, 20, 13 and 12 shares, respectively, were sold under the Purchase Plan.

NOTE 7 - LEASE COMMITMENTS:
--------------------------

The Company leases certain property and equipment as well as its facilities under noncancellable operating leases. These leases expire at various periods through 1999.

As of December 31, 1994, the future minimum payments under these leases are as follows:


  1995                                                  $1,816
  1996                                                   1,818
  1997                                                   1,728
  1998                                                   1,597
  1999 and beyond                                        1,437
                                                        ------
                                                        $8,396
                                                        ======



Rent expense under operating leases was approximately $1,239, $1,241 and $1,337, in 1992, 1993 and 1994, respectively.


NOTE 8 - LINE OF CREDIT AGREEMENT:
---------------------------------

In January 1995, the Company secured a $5 million revolving line of credit. The facility expires in February 1996, but may be extended for additional one year terms with the Bank's approval. The amount of borrowings is based upon a percentage of accounts receivable and a percentage of the appraised liquidation value of one of the Company's production machines. The line is secured by the assets of the Company and bears interest at an annual rate of prime plus 1 1/2%, reducing to prime plus 1/2% in certain circumstances. Under the terms of the agreement, the Company is required to maintain certain financial ratios.

As of December 31, 1994, there were no borrowings under this line of credit.


NOTE 9 - MAJOR CUSTOMERS:
------------------------

Three commercial customers accounted for 21%, 15% and 12% in 1992; two commercial customers accounted for 19% and 10% in 1993; and one commercial customer accounted for 13% in 1994 of net product sales. Export product sales, primarily to Canada, accounted for 17%, 20% and 20% of net product sales in 1992, 1993 and 1994, respectively.

NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
-------------------------------------------------------

Summarized quarterly financial data for 1993 and 1994 is as follows:

                                    First   Second    Third   Fourth
                                   -------  -------  -------  -------

    1993:
    ----

    Net product sales              $4,265   $4,047   $4,366   $4,092
    Machine revenues                  779      263       14       19
    License revenues                  151      170      120      215
    Gross margin                    1,612    1,354    1,530      877
    Net income (loss)                  38     (412)    (261)    (689)
    Net income (loss) per share       .01     (.07)    (.04)    (.12)

    1994:
    ----

    Net product sales              $4,421   $5,085   $6,151   $5,686
    License revenues                   58      220       78       40
    Gross margin                    1,035    1,800    1,461      196
    Net income (loss)                (594)      37     (610)  (2,721)
    Net income (loss) per share      (.10)     .01     (.11)    (.47)


The fourth quarter of 1994 was adversely impacted by approximately $1 million of charges to eliminate three under-performing product lines, to write-off related and non-performing assets, and to consolidate facilities. In addition, the quarter was also adversely impacted by higher period costs which resulted from a shutdown of the Company's production equipment during part of the quarter to reduce inventory levels, and start up expenses for new products and new operations (see Note 2).

Per share amounts, based on average shares outstanding each quarter, may not add to the total for the year.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III
                                    ========


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item concerning the Company's directors and the Company's executive officers is incorporated by reference to the sections entitled "Nominees" and "Management," respectively, appearing in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders (the "Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation," "Severance Agreements" and "Report of the Board of Directors Concerning Executive Compensation" appearing in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the section entitled "Security Ownership of Officers, Directors and Principal Stockholders" appearing in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Other Transactions" appearing in the Proxy Statement.

                                    PART IV
                                    =======



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Form 10-K:

     (a)(1) Index to Financial Statements. The following Financial Statements of Southwall Technologies Inc. are filed as part of this Form 10-K:

                                                         Form 10-K
                                                        Page Number
                                                        -----------
            Report of Independent Accountants                20

            Consolidated Balance Sheet as of
             December 31, 1994 and 1993                      21

            Consolidated Statement of Operations
             for the years ended December 31, 1994,
             1993 and 1992                                   22

            Consolidated Statement of Stockholders'
             Equity for the years ended December 31,
             1994, 1993 and 1992                             23

            Consolidated Statement of Cash Flows
             for the years ended December 31, 1994,
             1993 and 1992                                   24

            Notes to Consolidated Financial Statements       25

     (a)(2)    Index to Financial Statement Schedules.    Schedules have been
               omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

     (a)(3)    Exhibits.  Reference is made to the Exhibit Index on pages 38
               --------
               through 40 of this Form 10-K.

     (b)       Reports on Form 8-K.
               -------------------

               None

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 12, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows:

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered on the Form S-8 identified below, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the 1933 Act and will be governed by the final adjudication of such issue.

     The preceding undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-28599 (filed on May 9,
1989), 33-37247 (filed October 11, 1990), 33-42753 (filed on September 16, 1991)
and 33-51758 (filed on September 8, 1992).

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of August, 1995.

                          SOUTHWALL TECHNOLOGIES INC.


                            By /s/Martin M. Schwartz
                               ---------------------
                               Martin M. Schwartz
                                   President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of August 14, 1995.

      Signature                             Title
      ---------                             -----



/s/J. Larry Smart                 Chairman of the Board of Directors
---------------------------
(J. Larry Smart)



/s/Martin M. Schwartz             President, Chief Executive Officer
---------------------------         and Director (Principal Executive
(Martin M. Schwartz)                Officer)



/s/Alfred V. Larrenaga            Sr. Vice President, Chief Financial
---------------------------         Officer and Secretary (Principal Financial
(Alfred V. Larrenaga)               and Accounting Officer)



/s/Bruce J. Alexander             Director
---------------------------
(Bruce J. Alexander)



/s/Joseph B. Reagan               Director
---------------------------
(Joseph B. Reagan)

/s/Walter C. Sedgwick             Director
---------------------------
(Walter C. Sedgwick)

                          INDEX TO EXHIBITS FILED WITH
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994


   Exhibit
   Number                      Description
   -------                     -----------

   3.1(1)    Restated Certificate of Incorporation of the Company.

   3.2(1)    By-laws of the Company.

   10.4(1)   The Company's Management Incentive Plan.

   10.23(1) Agreement, dated January 31, 1984, between the Company and Mitsui Toatsu Chemicals, Inc., as amended (with certain confidential information deleted therefrom and filed separately).

   10.24(1) Memorandum of Understanding, dated September 24, 1985, between the Company and N.V. Bekaert S.A..

   10.35(1) Lease Agreement for the facilities at 3941 East Bayshore Road, dated March 20, 1979, between the Company and Straube Associates, Inc.

   10.36(1) Lease Agreement for the facilities at 3961 East Bayshore Road, dated March 20, 1979, between the Company and Allan F. Brown and Robert V. Brown.

   10.40(1) Exclusive License Agreement, dated April 20, 1987, between the Company and Massachusetts Institute of Technology.

   10.41(1) Agreement, dated April 16, 1987, between the Company and the BOC Group, Inc., and amending letter.

   10.42(1) Form of Indemnity Agreement, dated April 21, 1987, between the Company and each of its officers and directors.

   10.52(2) Marketing and Distribution Agreement dated as of May 20, 1988, among Mitsui Toatsu Chemicals, Inc. ("Mitsui"), Marubeni Corporation ("Marubeni") and the Company.

   10.53(2) Common Stock Purchase Agreement dated as of May 23, 1988, among Mitsui, Marubeni and the Company.

   10.57(10) Restated 1987 Stock Option Plan, as amended.

   10.58(2)  Employee Stock Purchase Plan, as amended.

   10.59(3) Lease Agreement for the facilities at 3969-3975 East Bayshore Road Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.

   10.60(3) Lease Agreements for the facilities at 3977-3995 East Bayshore Road Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.

   10.62(3) Common Stock Sales Agreement, dated May 2, 1989, between the Company and Monsanto Company.

   10.63(3)  Convertible Subordinated Note, Due May 31, 1999.

   10.64(3) Warrants to Purchase Common Stock of Southwall Technologies Inc., void after May 31, 1996.

   10.65(3)  Second Restated Registration Rights Amendment, Dated May 2,
             1989, among the Company, Lockheed Corporation, Minnesota Mining and Manufacturing Company, Mitsui Toatsu Chemicals, Inc. and Marubeni Corporation, and Monsanto Company.

   10.66(3) Non-exclusive License Agreement, dated March 9, 1989, between the Company and the Massachusetts Institute of Technology (with certain confidential information deleted).

   10.68(3) Registration Rights Agreement, dated August 15, 1989, between the Company and State Farm Mutual Automobile Insurance Company.

   10.69(4) Lease Agreement for the facilities at 1029 Corporation Way Palo Alto, California, dated April 27, 1989, between the Company and C&J Development, as amended.

   10.71(5) Lease Agreement for the facilities at 3780 Fabian Way Palo Alto to, California, dated June 11, 1990, between the Company and The Fabian Building.

   10.72(5) License Agreement between Mitsui Toatsu Chemicals, Inc. and the Company, dated January 30, 1991.

   10.74(6) License Agreement between the Company and the Dow Chemical Company, dated February 1, 1993.

   10.77(10) Fourth Amendment, dated March 3, 1993, between the Company and C&J
             Development to the Lease for the facilities at 1029 Corporate Way filed as exhibit number 10.69.

   10.78(7) Amendment to property lease dated February 2, 1994 to extend lease period on building at 3961 E. Bayshore Road, Palo Alto, CA. Original lease filed as exhibit number 10.36

   10.79(7) Amendment to property lease dated April 4, 1994 to extend lease period on building at 3941 E. Bayshore Road, Palo Alto, CA. Original lease filed as exhibit number 10.35.

   10.80(8) Lease Agreement between Frank Gant, an individual, as Lessor and Southwall Technologies Inc., a Delaware corporation, as Lessee effective September 1, 1994.

   10.81(8) Purchase Agreement among Southwall Technologies Inc., Southwall-Sunflex, Inc., Sunflex, L.P., and Sunflex Partners effective October 31, 1994.

   21        List of Subsidiaries of Southwall Technologies Inc.

   23.1      Consent of Independent Accountants.

   99.1(9) Letter, dated June 5, 1987, from the U.S. Department of the Air Force to the SEC Pursuant to Rule 171.
_________________

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed with the Commission on April 27, 1987 (Registration No. 33- 13779) (the "Registration Statement") and incorporated herein by reference.

(2) Filed as an exhibit to the Form 10-Q Quarterly Report for Quarter Ended June 30, 1988, filed with the Commission on August 15, 1988 and incorporated herein by reference.

(3) Filed as an exhibit to the Form 10-Q Quarterly Report for Quarter Ended July 2, 1989, filed with the Commission on August 16, 1989 and incorporated herein by reference.

(4) Filed as an exhibit to the Form 10-K Annual Report 1989, filed with the Commission on March 30, 1990 and incorporated herein by reference.

(5) Filed as an exhibit to the Form 10-K Annual Report 1990, filed with the Commission on March 25, 1991 and incorporated herein by reference.

(6) Filed as an exhibit to the Form 10-K Annual Report 1992, filed with the Commission on March 15, 1993 and incorporated herein by reference.

(7) Filed as an exhibit to the Form 10-Q Quarterly Report for Quarter Ended July 3, 1994, filed with the Commission on August 15, 1994 and incorporated herein by reference.

(8) Filed as an exhibit to the Form 10-Q Quarterly report for Quarter Ended October 2, 1994, filed with the Commission on November 9, 1994 and incorporated herein by reference.

(9) Filed as Exhibit No. 28.1 to Post-Effective Amendment No. 1 to the Registration Statement, filed with the Commission on June 9, 1987 and incorporated herein by reference.

(10) Filed as an exhibit to the Form 10-K Annual Report 1994, filed with the Commission on March 2, 1995 and incorporated herein by reference.