Form 10-Q
period 1995-10-01
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1995-11-14
CIK 813619

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -
     ACT OF 1934 [NO FEE REQUIRED]

     For the quarterly period ended October 1, 1995

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

                        Yes    X          No_________
                           ---------

As of October 1, 1995 there were 5,913,581 shares of the Registrant's Common Stock outstanding.

This report, including all attachments, contains 11 pages.

                          SOUTHWALL TECHNOLOGIES INC.

                                     INDEX


                                                                     Page Number
                                                                     -----------

                         PART 1  FINANCIAL INFORMATION
Item 1     Financial Statements: (unaudited)

           Consolidated Balance Sheet - October 1, 1995
           and December 31, 1994..........................................3

           Consolidated Statement of Operations -
           three month and nine month periods ended
           October 1, 1995 and October 2, 1994 ...........................4

           Consolidated Statement of Cash Flows -
           nine months ended October 1, 1995
           and October 2, 1994............................................5

           Consolidated Statement of Stockholders' Equity -
           nine months ended October 1,1995...............................6

           Notes to Consolidated Financial Statements.....................7

Item 2     Management's Discussion and Analysis
           of Financial Condition and Results of Operations...............7
                          PART II  OTHER INFORMATION
Item 1     Legal Proceedings.............................................10

Item 2     Changes in Securities.........................................10

Item 3     Defaults Upon Senior Securities...............................10

Item 4     Submission of Matters to a Vote of Stockholders...............10

Item 5     Other Information.............................................10

Item 6     Exhibits and Reports on Form 8-K..............................10

           Signatures....................................................11

                         PART 1 FINANCIAL INFORMATION

Item 1  Financial Statements
----------------------------
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)

                                             October 1, 1995   December 31, 1994
                                             ----------------  -----------------
                                                (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                       $ 1,303          $ 1,144
   Short-term investments                            2,132            4,051
   Accounts receivable, net of allowance
    for doubtful accounts of $528 and $528           6,133            3,720
   Inventories                                       6,015            3,907
   Other current assets                                993              717
                                                    ------           ------
   Total current assets                             16,576           13,539

Property and equipment, net                         15,447           15,994
Other assets                                         1,902            1,839
                                                    ------           ------

   Total Assets                                    $33,925          $31,372
                                                    ======           ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $3,643           $2,419
   Accrued compensation                              1,601            1,293
   Other accrued liabilities                         1,916            1,643
   Current portion of long-term debt                   100               82
                                                    ------           ------

   Total current liabilities                         7,260            5,437

Long-term debt                                       2,898            2,650
Deferred income taxes                                  297              297
                                                    ------           ------
   Total liabilities                                10,455            8,384
                                                    ------           ------


Stockholders' equity:
   Common stock, $.001 par value,
    20,000 shares authorized:
    Issued and outstanding: 6,917 and 6,917              7                7
   Capital in excess of par value                   47,205           47,273
   Accumulated deficit                             (19,692)         (19,972)
   Less cost of treasury stock of 1,003
    and 1,070                                      ( 4,050)         ( 4,320)
                                                    ------           ------
   Total stockholders' equity                       23,470           22,988
                                                    ------           ------
   Total Liabilities and
    Stockholders' Equity                           $33,925          $31,372
                                                    ======           ======



                See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                ------------------     -----------------
                                  OCT. 1,  OCT. 2,     OCT. 1,    OCT.2,
                                   1995     1994        1995       1994
                                   ----     ----        ----       ----
Net product sales                 $9,315   $6,151     $24,160    $15,657
License revenues                      96       78         223        356
                                   -----    -----      ------     ------
Net Revenues                       9,411    6,229      24,383     16,013

Cost and expenses:
  Cost of product sales            6,848    4,768      17,043     11,716
  Research and development           476      634       1,637      1,660
  Selling, general and
      administrative               1,720    1,473       5,332      3,958
                                   -----    -----       -----     ------

  Total costs and expenses         9,044    6,875      24,012     17,334
                                   -----    -----      ------     ------

Income (loss) from operations        367     (646)        371     (1,321)

Interest income (expense), net       (22)      36         (91)       156
                                  ------     ----      ------    -------

Income (loss) before income taxes    345    ( 610)        280     (1,165)

Provision for income taxes             -        -           -          1
                                   ------   -----       -----      -----

Net income (loss)                 $  345   $( 610)    $   280   $ (1,166)
                                   =====    =====      ======     ======

Net income (loss) per share       $  .05   $( .11)    $   .04   $ (  .20)
                                   =====    =====      ======     ======

Weighted average shares
 of common stock and common
 stock equivalents                 6,341    5,785       6,279     5,794
                                   =====    =====       =====     =====



                See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                   -----------------
                                                           October 1, 1995       October 2, 1994
                                                           ---------------       ---------------
Cash flows from operating activities:
   Net income (loss)                                               280                $(1,166)
   Adjustments to reconcile net income to
     net cash provided by (used in) operating
     activities:
     Depreciation and amortization                               1,597                  1,548
     Decrease (increase) in accounts receivable                 (2,413)                (1,599)
     Decrease (increase) in inventories                         (2,108)                  (173)
     Decrease (increase) in other current assets                  (276)                   (25)
     (Decrease) increase in accounts payable
        and accrued liabilities                                  1,915                  1,017
                                                                 -----                  -----

Cash provided by (used in) operating activities                 (1,005)                (  398)
                                                                 -----                  -----

Cash flows from investing activities:
   Decrease (increase) in short-term investments                 1,919                  1,530
   Expenditures for property and equipment
      and other assets                                          (1,113)                (  800)
                                                                 -----                  -----

Net cash provided by (used in) investing activities                806                    730
                                                                 -----                  -----

Cash flows from financing activities:
   Increase (decrease) in long-term debt                           266                  ( 128)
   Proceeds from issuance of treasury stock                         92                      -
   Purchase of treasury stock, net                                   -                  (  74)
                                                               -------                   ----

Net cash provided by (used in)
   financing activities                                            358                  ( 202)
                                                               -------                   ----

Net increase (decrease) in cash and
   cash equivalents                                                159                    130
Cash and cash equivalents, end of period                         1,144                  1,340
                                                               -------                  -----

Cash and cash equivalents, end of period                       $ 1,303                 $1,470
                                                               =======                  =====
Supplemental non-cash financing activities:
   Payment of interest with treasury stock                     $   110                 $    -
                                                               =======                  =====







                See accompanying notes to financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Nine Months Ended October 1, 1995
                                 (in thousands)
                                  (Unaudited)


                                                           Capital in                                     Total
                                                           ----------                                     -----
                                    Common Stock            excess of    Accumulated     Treasury      Stockholders'
                                    ------------            ---------    -----------     --------      -------------
                                Shares       Amount         par value      Deficit         Stock          Equity
                                ------       ------         ---------      -------         -----          ------
Balance: December 31, 1994      6,917          $7           $47,273       $(19,972)      $(4,320)          $22,988

Exercise of option                                              (37)                         108                71

Employee Stock Purchase Plan                                    (16)                          37                21

Monsanto Interest                                               (15)                         125               110

Net Income                                                                     280                             280
                              ---------    --------        ---------       -------       --------           ------

Balance: October 1, 1995        6,917         $ 7            $47,205      $(19,692)      $(4,050)          $23,470
                                =====          ===            ======       =======        ======            ======


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

Note 2 - Inventories:
--------------------

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at October 1, 1995 and December 31, 1994, consisted of the following:

                           October 1, 1995    December 31, 1994
                           ---------------    -----------------
     Raw materials                2,540               $1,299
     Work-in-process                998                  440
     Finished goods               2,477                2,168
                                  -----                -----
     TOTAL                       $6,015               $3,907
                                  =====                =====

Item 2 -  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations (in thousands)
---------------------


Nine Months Ended October 1, 1995 and  October 1, 1994
------------------------------------------------------

Effective September 1, 1994, the Company commenced leasing all the assets formerly owned by Safety Glass, Inc., dba Armour Worldwide Glass, located in Southern California, under a five year operating lease for $40 per month. A wholly-owned subsidiary, Southwall Worldwide Glass Inc. ("SWGI"), was created to operate the facility and to manufacture the Company's proprietary California Series (TM) solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products.

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

The Company's net product sales were $24.2 million for the first nine months of 1995 compared to $15.7 million for the similar period of 1994. Of this increase, which was primarily volume related, approximately $2.2 million was from the new operations discussed above. In addition, net product sales of energy conservation products increased by approximately $4.9 million, and net product sales of electronics products, including sales of the Company's new anti-reflective film product for computer monitors, increased by approximately $1.8 million, offsetting a decrease of approximately $.4 million in aerospace and other product sales.

Cost of product sales for the first nine months of 1995 was 71% of product sales compared to 75% for the same period of 1994. The percentage decrease was primarily due to increased sales volume and the related improvement in manufacturing efficiencies.

Research and development expenses, as a percent of product sales, were 7% for the nine months of 1995, compared to 11% for the same period in 1994. The decrease is primarily attributable to an increased volume of product sales.

Selling, general and administrative expenses, as a percent of net product sales, decreased to 22% in the first nine months of 1995, from 25% for the similar period in 1994 due to increased sales volume. The increase from $4.0 million in 1994 to $5.3 million in 1995, is attributable to the new operations discussed above, and increased sales and marketing expenses associated with the introduction of new products and expansion into the Pacific Rim.

Interest income, net decreased in 1995 compared to 1994 due primarily to a decrease in monies invested.

As a result of the factors discussed above, the Company reported a pre-tax income of $.3 million for the first nine months of 1995, compared to a pre-tax loss of $(1.2) for the similar period in 1994.

The Company believes that it must continue to increase revenues to achieve sustained profitability. Although the Company is seeking to expand existing applications, to develop new applications and to expand international marketing and sales efforts, there can be no assurance that the Company will be able to remain profitable.


Three Months Ended October 1,1995 and October 2, 1994
-----------------------------------------------------

The Company's net product sales were $9.3 million for the third quarter of 1995 compared to $6.2 million of net product sales for the same period of 1994. Of this increase, which was primarily volume related, approximately $.7 million was from the new operations discussed above. In addition, net product sales of energy conservation products increased by approximately $1.7 million, and net product sales of electronics products, including sales of the Company's new anti-reflective film product for computer monitors, increased by approximately $1.1 million, offsetting a decrease of approximately $.3 million in aerospace and other product sales.

Cost of product sales for the third quarter of 1995 was 74% of product sales compared to 78% for the same period of 1994. The percentage decrease was primarily due to increased sales volume. However, the Company's new anti-reflective film product for use on CRTs for computer applications is early in its commercial cycle and start-up costs have adversely affected cost of sales and profitability.

Research and development expenses, as a percent of product sales, were 5% for the third quarter of 1995, compared to 10% for the same period in 1994. The percentage decrease was primarily attributable to the higher product sales.

Selling, general and administrative expense, as a percent of net product sales decreased to 18% in the third quarter of 1995, from 24% for the similar period in 1994 due to increased sales volume. The increase from $1.5 million to $1.7 million in 1995, is attributable to the new operations discussed above, and increased sales and marketing expenses associated with the introduction of new products and expansion into the Pacific Rim.

Interest income, net decreased in 1995 compared to 1994 due primarily to a decrease in monies invested.

As a result of the factors discussed above, the Company reported net income of $.3 million for the third quarter of 1995, compared to a net loss of $.6 million for the similar period in 1994.

The Company believes that it must continue to increase revenues to achieve sustained profitability. Although the Company is seeking to expand existing applications, to develop new applications and to expand international marketing and sales efforts, there can be no assurance that the Company will be able to increase revenues and sustain profitability.

Liquidity and Capital Resources
-------------------------------

At October 1, 1995, the Company's net working capital was $9.3 million compared to $8.1 million at December 31, 1994. For the past 4 years the Company has financed its operations through a combination of equity and debt instruments and cash flow from operations.

From December 31, 1994, to October 1, 1995, cash and short-term investments decreased by $1.8 million, while accounts receivable increased by $2.4 million and inventories increased by $2.1 million. The increase in accounts receivable is primarily attributable to the increase in net revenues from $5.9 million in the fourth quarter of 1994 to $9.4 million in the third quarter of 1995, most of which occurred during the later portion of the quarter. The increase in inventories is primarily due to the fact that inventories at December 31, 1994, were at relatively low levels as a result of a shut down of the Company's production equipment during part of the fourth quarter of 1994 and a planned increase in production during 1995. Further, additions to property and equipment were approximately $1.1 million during the first nine months of 1995.

The Company anticipates total capital expenditures of approximately $1.5 million during 1995.

At October 1, 1995, the Company has $3.4 million of cash and short-term investments and a $5 million line of credit, which is subject to certain financial covenants. As of October 1, 1995, there were no borrowings under this line of credit. Existing working capital and cash generated from operations are expected to be adequate to satisfy the Company's capital and operating requirements at least through 1995. Failure to generate sufficient cash flow from operations or external sources would have a material adverse effect on the Company.

                           PART II  OTHER INFORMATION


Item 1    Legal Proceedings

          In January 1992, the Company filed a patent infringement suit against Cardinal IG Company, and one of its customers, in the U.S. Federal District Court of San Francisco, California. The suit alleges that Cardinal's LoE glass product violates the Company's U.S. Patent #4,799,745, which covers the structure of particular optical coatings for glass products, including the Company's Heat Mirror XIR solar reflecting film.

          In April 1993, Cardinal filed a motion for summary judgment alleging that the LoE coatings do not infringe the Company's patent and that the patent is invalid. On March 2, 1994, the District Court judge entered an order denying Cardinal's motion that the Company's patent was invalid, but granting its motion with respect to noninfringement. The Company filed an appeal to the noninfringement decision with the Court of Appeals for the Federal Circuit. In May 1995, the Court of Appeals for the Federal Circuit affirmed the Federal District Court decision. The Company's subsequent petition for a rehearing was denied. The Company has filed an appeal to the Supreme Court of the United States.

The Company is not a party to any other material litigation.


Item 2     Changes in Securities
           Not applicable


Item 3     Defaults upon Senior Securities
           Not applicable


Item 4     Submission to Matters to a Vote of Security Holders
           No matters were submitted to a vote of security holders during the quarter ended October 1, 1995.


Item 5     Other Information
           Not applicable


Item 6     Exhibits and Reports on Form 8-K

       (a) Exhibits - None

       (b) Reports on Form 8-K -October 31, 1994, filed August 15, 1995

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 1995



                                  By:/s/Martin M. Schwartz
                                     ---------------------




                                  Martin M. Schwartz
                                  President and Chief Executive Officer




                                  By:/s/Alfred V. Larrenaga
                                     ----------------------

                                  Alfred V. Larrenaga
                                  Senior Vice President and
                                  Chief Financial Officer