Form 10-K405
period 1995-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1996-03-19
CIK 813619

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ___________

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended          December 31, 1995
                               -------------------------------------------

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 1996, (based upon the closing sales price of the Common Stock on the NASDAQ National Market System on such date) was $21,000,000. For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of January 31, 1996, and Common Stock held by officers and directors of the registrant has been excluded in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

          The number of shares of the registrant's Common Stock outstanding on January 31, 1996, was 5,935,863.


                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement to be filed with the Commission in connection with the Company's 1996 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

                          SOUTHWALL TECHNOLOGIES INC.

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                               -----------------

                                                                          Page
                                  PART I

ITEM 1.    BUSINESS.......................................................   4
ITEM 2.    PROPERTIES.....................................................  10
ITEM 3.    LEGAL PROCEEDINGS..............................................  10
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  11

                                  PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS............................................  11
ITEM 6.    SELECTED FINANCIAL DATA........................................  12
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................  12
ITEM 8.    FINANCIAL STATEMENTS...........................................  18
ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........  31

                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.................  32
ITEM 11.   EXECUTIVE COMPENSATION.........................................  32
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.................................................  32
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 32

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K....................................................  33

                                     PART I
                                     ======


ITEM 1.  BUSINESS


General
-------

          Southwall Technologies Inc. ("Southwall" or the "Company") designs, develops, manufactures and markets sputtered thin-film coatings on wide-web, flexible substrates for energy conservation, electronics and aerospace applications. The Company has developed and currently offers a variety of thin-film products for the residential and commercial architectural glazing, automotive glazing, electronics and aerospace markets. These products include transparent insulation and solar-control films, anti-reflective film for computer monitor CRTs, transparent conductive films for use in touchscreen displays, adhesiveless conductive films for use in flexible electronic circuits and films that reduce detectability of objects in selected portions of the electromagnetic spectrum and various other commercial film.

          In September, 1994, the Company entered into an agreement to lease all the assets formerly of Safety Glass, Inc., dba Armour Worldwide Glass, a glass laminator in Southern California. The Company created a subsidiary, Southwall Worldwide Glass Inc., which operates the facility to manufacture the Company's proprietary California Series(TM) solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products.

          Effective October 31, 1994, the Company acquired Sunflex L.P. which assembles and markets aftermarket mesh and glass anti-reflective filters primarily for personal computer monitors under such trademark names as Krystal Clear(TM), OPTIVIEW(TM) and Protector(TM).

Markets and Products
--------------------

          Southwall is currently supplying products for use in three broad markets: energy conservation, electronics and aerospace. The Company's current commercial products include: (1) its family of transparent Heat Mirror(TM) films for high performance architectural glazing applications, (2) transparent coatings for use in conjunction with architectural and automotive glazing laminates and applied film to provide solar control to windows, (3) anti-reflective filters, (4) its Altair(TM) family of transparent conductors, (5) its Etch-A-Flex(R) family of flexible thin-film circuit materials, (6) laminated glass products, and (7) other commercial thin-film products. The Company's aerospace products include thin-film materials for shielding applications as well as various other applications.

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

          Solar-Control Films for Laminated Glazing Applications
          ------------------------------------------------------
          and Laminated Glass
          -------------------

          The Company's Heat Mirror XIR(R) Coating is a transparent, sputter-coated, polyester film used in laminated safety glass for architectural applications and laminated automotive glass. The film has a patented, transparent solar-control coating on one side and a proprietary adhesion-promotion layer on the other side.

          The Company's California Series laminated glazing product is comprised of Heat Mirror XIR, PVB and glass, for architectural windows.

          With its new laminating capabilities, the Company manufactures and markets California Series solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products.

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

     Electronic Products
     -------------------

          Anti-Reflective Film and Filters
          --------------------------------

          Southwall's anti-reflective film for computer monitor CRTs minimize glare, radiation and static. This film is marketed to manufacturers of CRTs. The Company, through its Southwall-Sunflex, Inc. subsidiary, markets aftermarket mesh, glass and film anti-reflective filters primarily for personal computer monitors under such trademark names as Krystal Clear, OPTIVIEW, and Protector.

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

          Flexible Circuit Materials
          --------------------------

          Southwall currently offers two ETCH-A-FLEX products which have applications in tape automated bonding, "smart" cards, capacitors, detonators, and other devices where environmental stability, higher circuit density and other performance characteristics are critical. ETCH-A-FLEX is a high performance, copper, thin-film conductor that is bonded without adhesives to polyimide film. Flexible circuits are used where weight, shape, size, motion or vibration is a significant consideration.

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


Manufacturing
-------------

          Three large-scale sputtering production machines currently provide most of the Company's sputtered thin-film coatings manufacturing capacity. The Company also uses two small-scale sputtering machines for smaller production runs, and research and development projects.

          The Company manufacturers its laminated glass products at a separate facility in Southern California. The Company assembles its anti-reflective filters at its Palo Alto, California facility and its plant in Sligo, Ireland.

          Southwall believes it has more than adequate production capacity to meet the Company's manufacturing requirements at least through 1996, absent major equipment failures.

     Sources of Supply
     -----------------

          The Company has more than one supplier for much of its raw materials and maintains inventories and close working relationships with its suppliers to ensure timely and reliable delivery. The substrates used in the manufacture of Heat Mirror and anti-reflective film are currently available only from a single source. In each case, an alternative source of supply is being pursued, although there can be no assurance that alternative sources of supply will be successfully developed. Although Southwall has not experienced major interruptions in production due to a shortage of raw materials, prolonged supply shortages would materially and adversely affect the Company's manufacturing operations, business and financial performance.


Research and Development
------------------------

          Southwall's research and development activities are focused upon the development of new proprietary products, thin-film materials science, and deposition process optimization and automation. Company-funded research and development expenditures, which do not include contract research, totaled $2,068,000, $2,310,000 and $2,069,000, or 11%, 11% and 6% of total net revenues during 1993, 1994 and 1995, respectively.

Marketing and Customers
-----------------------

          The Company markets its products to OEMs in the United States, Canada, Europe and Asia principally through its own direct sales force and sales representatives. Mitsui and Marubeni Corporation, are the Company's distributors for Heat Mirror and certain electronics products in Japan. Mitsui also has exclusive manufacturing rights for certain of the Company's electronics products in Japan using the Company's proprietary sputtering technology. Approximately 80%, 80% and 63% of the Company's net product sales (see below) resulted from sales to customers located in the United States in 1993, 1994 and 1995, respectively.

          In 1992, the Company established and staffed a European office to provide marketing, sales and field service support in Europe primarily for the Company's Heat Mirror product line.

          In 1995, the Company established and staffed a sales office in Hong Kong to provide marketing and sales support in Australia and Asia, primarily for the Company's window products.

          In 1995, Southwall started selling its proprietary anti-reflective film to SONY Corporation, Japan for computer monitor CRTs.

          Southwall supplies Heat Mirror products to approximately 60 insulating glass and window fabricators and distributors worldwide. The Company's proprietary mounting technology is licensed to its customers, who must acquire or build specialized mounting equipment for the manufacture of Heat Mirror-equipped windows. The Company's customer support organization trains customers in the manufacture of Heat Mirror-equipped windows.

          In North America, the Company also sells its Heat Mirror product line, including its California Series laminated glazing product, through approximately 30 sales representatives.

          The Company sells its anti-reflective filters primarily through independent direct sales organizations.

          Southwall's products are sold with a limited warranty. The Company has not experienced significant product returns and the costs of its warranty programs have not been substantial.

          A small number of customers have accounted for a substantial portion of the Company's revenues. The Company's ten largest customers accounted for 45% and 47% of net product sales in 1994 and 1995, respectively. The loss of any of these customers could have a materially adverse effect on the Company's operating results. The Company anticipates that customer concentration will continue for the foreseeable future.

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

          Southwall has a number of present and potential competitors, many of which have greater financial resources and greater selling, marketing and technical resources than the Company. Other U.S. companies serving some of the same markets as the Company include Material Sciences Corporation and Optical Coating Laboratories, Inc. One of the largest U.K. polymer film companies, Courtaulds PLC, entered the market in the mid-1980's by acquiring certain U.S. thin-film manufacturers. The Company also competes in certain markets with a number of Japanese companies. Southwall believes that competition for its commercial products comes primarily from other types of films, various chemical coatings and solar control coatings deposited directly on glass, and heat absorbing glass, and that the principal competition to its electronics and aerospace products is currently from non-thin-film alternatives as well as thin-film alternatives.

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

          The Company has twenty-two (22) patents and eleven (11) patent applications pending in the United States that cover materials, processes, products and production equipment. The Company also has patents and patent applications pending in various foreign countries covering the same technology. Expiration dates for the various patents range from 1997 to 2014. Southwall considers its proprietary technology, as well as its patent protection, to be a significant factor in its business. There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide adequate protection for the technology or product covered by it. In addition, other companies and universities have obtained patents covering film configurations and processes. The Company has obtained licenses under some of these patents and may from time to time require licenses under additional patents. There can be no assurance that Southwall will be able to obtain such licenses, if required, upon commercially reasonable terms.

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

Employees
---------

          As of December 31, 1995, Southwall had 191 regular full-time employees, of whom 28 were engaged in engineering, 111 in manufacturing, and 52 in selling, general management, finance and administration. The Company is highly dependent upon the existence and continuing services of certain key scientists and engineers and management personnel. The loss of services of these employees could have a materially adverse impact on the business and prospects of the Company. Many of the Company's employees are highly skilled, and the Company faces strong competition in recruiting and retaining such personnel.

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

ITEM 2.  PROPERTIES


          Southwall's administrative, marketing, engineering and manufacturing facilities are located in five buildings totaling approximately 119,000 square feet in Palo Alto, California. In addition, the Company leases 70,000 square feet in Santa Fe Springs, California for its manufacture of laminated glass products and 15,000 square feet in Sligo, Ireland where most of the Company's anti-reflective filters are assembled. The buildings are occupied under leases that expire from May 1997 to December 1999, with options to extend some of these leases for terms expiring through 2009. The Company believes that these facilities are suitable for 1996. However, should demand for the Company's products increase significantly, additional facilities could be necessary. The Company believes that such additional facilities could be available at reasonable costs.

Facility Security Clearance
---------------------------

          The Company has a facility security clearance from the United States Department of Defense. A portion of the Company's sales and other revenues in 1993, 1994 and 1995 was derived from work for which this clearance was required. Continuation of this clearance requires that the Company remain free from foreign ownership, control or influence ("FOCI"). Management does not believe that there is presently any substantial risk of FOCI that will cause its facility security clearance to be revoked. Loss of such security clearance and related loss of contracts relating to the United States Government could result in an adverse decline in the Company's revenues.

ITEM 3.  LEGAL PROCEEDINGS


          In January 1992 the Company filed a patent infringement suit against Cardinal IG Company, and one of its customers, in the U.S. Federal Court of San Francisco, California. The suite alleges that Cardinal's LoE2 glass product violates the Company's U.S. Patent #4,799,745, which covers the structure of particular optical coatings for glass products, including the Company's Heat Mirror XIR solar reflecting film.

          In April 1993 Cardinal filed a motion for summary judgment alleging that the LoE2 coatings do not infringe the Company's patent and that the patent is invalid. On March 2, 1994 the District Court judge entered an order denying Cardinal's motion that the Company's patent was invalid, but granting its motion with respect to noninfringement. The Company filed an appeal to the noninfringement decision with the Court of Appeals for the Federal Circuit. In May 1995, the Court of Appeals for the Federal Circuit affirmed the Federal District Court decision. The Company's subsequent petition for a rehearing was denied. The Company's petition to the Supreme Court of the United States was denied in November, 1995.

          The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

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

     Common Stock Prices:
     --------------------

          1994 by Quarter          High      Low
          ---------------          ----      ---
               1st                 $5.38    $3.25
               2nd                 $3.63    $3.00
               3rd                 $3.63    $2.63
               4th                 $3.25    $2.13

          1995 by Quarter          High     Low
          ---------------          ----     ---
                1st                $3.25    $2.69
                2nd                $3.25    $2.88
                3rd                $4.88    $2.94
                4th                $4.44    $3.63

          The Company has not paid cash dividends and has no present plans to do so. There were approximately 2,000 stockholders at December 31, 1995, which includes stockholders of record and an estimate of the number of stockholders holding Common Stock in broker name.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                   Year ended December 31,
                                                   ----------------------------------------------------
                                                     1991       1992        1993       1994      1995
                                                   --------   --------   ---------   --------   -------
                                                             (In thousands, except per share data)
Statement of Operations Data:
-----------------------------

 Revenues (1)(3)                                   $18,133    $23,318    $ 18,501    $21,739    $33,501
 Income (loss) from operations (2)(4)               (6,288)      (429)     (1,509)    (3,913)       726
 Net income (loss)                                  (6,173)        53      (1,324)    (3,888)       633
 Net income (loss) per share                       $  (.90)   $   .01    $   (.23)   $  (.67)   $   .10
 Weighted average shares outstanding                 6,858      6,372       5,792      5,808      6,315

(1)  Includes $3.8 million of license revenues in 1991.
(2)  Includes a $3.5 million charge for restructuring in 1991.
(3) Includes $1.1 million in 1991, $3.5 million in 1992 and $1.1 million in 1993 of machine revenues.
(4) Includes $1 million of charges during the fourth quarter of 1994 to eliminate three minor product lines ($.5 million) and to consolidate facilities ($.5 million).

                                                                          December 31,
                                                   ----------------------------------------------------
                                                     1991       1992        1993       1994      1995
                                                   --------   --------   ---------   --------   -------
                                                                         (In thousands)
Balance Sheet Data:
-------------------
 Working capital                                   $11,792    $10,134    $10,955     $ 8,102   $ 9,724
 Total assets                                       39,852     34,782     33,420      31,372     34,105
 Long-term obligations                               2,987      3,182      3,028       2,947      3,271
 Stockholders' equity                               32,267     27,844     26,766      22,988     23,914

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

          The Company has experienced significant fluctuations in quarterly results of operations. Revenues have varied from quarter to quarter due to the seasonal buying patterns for the Company's Heat Mirror products, which typically have been strongest in the second and third quarters and the timing of short-term contracts. Sales of the Company's energy conservation products are significantly influenced by the residential and commercial construction industries, and reduction in construction has generally resulted in a reduction in the sales of the Company's Heat Mirror products. In addition, revenues and operating results have historically varied from quarter to quarter as a function of the utilization of the Company's production machines. Manufacturing inefficiencies have resulted from under utilization of capacity, primarily in 1993 and 1994, the development and introduction of new products and the changing mix of products manufactured. Primarily as a result of these factors and in view of the Company's strategy of developing additional applications for its thin-film technology, and its ongoing practice of upgrading its manufacturing processes, the Company may continue to experience quarterly fluctuations in its results of operations.

                                                                    Percentage of                   Period to Period
                                                                   Total Revenues                        Change
                                                       --------------------------------------     --------------------
                                                                     December 31,                    1994       1995
                                                       --------------------------------------         vs.        vs.
                                                       1993             1994            1995         1993       1994
                                                       -----            -----           -----      --------     ------
Net product sales                                       90.6%            98.2%           98.8%       27.3 %     55.0%
Other revenues                                           9.4              1.8             1.2       (77.1)%      3.5%
                                                       -----            -----           -----       -----      -----
Total revenues                                         100.0            100.0           100.0        17.5       54.1

Costs and expenses:
  Cost of product sales (1)                             77.1             80.8            70.3        33.5       34.9
  Cost of other revenues(2)                             11.8                -               -           -          -

  Research and development(1)                           12.3             10.8             6.3        11.7      (10.4)

  Selling, general and administrative (1)               28.7             28.6            22.5        26.6       22.1

  Total costs and expenses                             108.2            118.0            99.0        28.2       27.8

Income(loss) from operations                            (8.2)           (18.0)            2.2           -          -

Interest income                                          2.3              1.1             0.4       (43.5)     (48.6)

Interest expense                                        (1.3)            (1.0)           (0.7)       (9.1)         -

Income(loss) before income taxes                        (7.2)           (17.9)            1.9           -          -

Provision for income taxes                                 -                -               -           -          -

Net income (loss)                                       (7.2)           (17.9)            1.9           -          -

(1) Computed as a percent of net product sales.
(2) Computed as a percent of other revenues.


     Results of Operations (in thousands)
     -----------------------------------

          1995 Compared to 1994
          ---------------------

          Effective September 1, 1994, the Company commenced leasing all the assets formerly owned by Safety Glass, Inc., dba Armour Worldwide Glass, located in Southern California, under a five year operating lease for $40 per month. A wholly-owned subsidiary, Southwall Worldwide Glass Inc. ("SWGI"), was created to operate the facility and to manufacture the Company's proprietary California Series solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products.

          Effective October 31, 1994, the Company acquired Sunflex L.P. ("Sunflex") for $500, which will only be paid from Sunflex's operating income, if any, over the next four years. Sunflex assembles and markets aftermarket mesh, glass and film anti-reflective filters primarily for personal computer monitors. Sunflex did not have operating income in 1995 and, as a result, no payments have been made to previous owners.

          The Company's net product sales were $33.1 million for 1995 compared to $21.3 million in 1994, a 55% increase. Of this increase, which was primarily volume related, approximately $2.5 million was from the new operations discussed above. In addition, net product sales of energy conservation products increased by approximately $6.5 million, and net product sales of electronic products, including sales of the Company's new anti-reflective film product for computer monitors, increased by approximately $3.5 million, offsetting a decrease of approximately $.5 million in aerospace and other product sales.

          Cost of product sales for 1995 was 70% of product sales compared to 81% for 1994. The percentage decrease was primarily due to increased sales volume and the related improvement in manufacturing efficiencies.

          Although the Company has not experienced any significant amount of inventory obsolescence and believes that its inventory is recoverable, obsolescence of the Company's products could be affected by technological change, competition, loss of customers and reduction in demand among other factors.

          Research and development expenses, as a percent of product sales, were 6% for 1995, compared to 11% for 1994. The decrease is primarily attributable to an increased volume of product sales. The absolute dollar decrease in 1995 is due to a decreased amount of new product development.

          Selling, general and administrative expenses, as a percent of net sales, decreased to 23% in 1995, from 29% in 1994 due to increased sales volume. The increase from $6.1 million in 1994 to $7.4 million in 1995, is attributable to the new operations discussed above, and increased sales and marketing expenses associated with the introduction of new products and expansion in the Pacific Rim.

          Interest income, net decreased in 1995 compared to 1994 due primarily to a decrease in monies invested.

          As a result of the factors discussed above, the Company reported a pre-tax income of $.6 million for 1995, compared to a pre-tax loss of $(3.9 million) for 1994.

          In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). The Company will adopt the FAS 123 disclosure method of reporting in its 1996 financial statements.

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


          1994 Compared to 1993
          ---------------------

          Effective September 1, 1994, the Company commenced leasing all the assets formerly of Safety Glass, Inc., dba Armour Worldwide Glass, located in Southern California, under a five year operating lease for $40 per month. A wholly-owned subsidiary, Southwall Worldwide Glass Inc. ("SWGI") was created to operate the facility and to manufacture the Company's proprietary California Series solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products.

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

          Net product sales increased to $21.3 million in 1994 compared to $16.8 million in 1993, a 27% increase. This increase was primarily attributable to increased volume of products rather than changes in product prices. Of this increase, $1.1 million was from the new operations discussed above. The remaining increase in net product sales of $3.2 million was primarily in energy conservation products from the Company's silver reflector film, California Series laminated glass and solar control products, including Solis solar control film. Sales of the Company's Heat Mirror film for insulated glass units was essentially unchanged in 1994 due to competitive pressures. The Company's aerospace product sales were also flat year-to-year, reflecting the continued reduction in defense spending. Machine revenues in 1993 resulted from the completion of a contract for the design and construction of a semi-commercial sputtering production machine for Mitsui Toatsu Chemicals Incorporated.

          Cost of product sales for 1994 was 81% of net product sales compared to 77% for 1993. This percentage increase in 1994 was due to higher period costs which resulted from a shutdown of the Company's production equipment during part of the year to reduce inventory levels, a change in product mix which included an increase in sales of the Company's lower margin products, start-up expenses for new products and the new operations discussed above, and $.5 million of charges during the fourth quarter associated with discontinued product lines. The decision to discontinue these product lines was the result of a new strategic plan formulated by the new President and Chief Executive

Officer and adopted by the Board of Directors during the fourth quarter. The product lines were relatively new to the Company. 1994 net sales for these three product lines totaled approximately $1.1 million or 4.9% of 1994 net revenues. The company believes that the discontinuance of these product lines will allow the Company to focus its resources on products which provide the opportunity for greater returns to the Company.

          In addition, the Company experienced manufacturing inefficiencies in 1994 resulting from under utilization of capacity. Although the Company has not experienced any significant amount of inventory obsolescence and believes that its inventory is recoverable net of reserves, obsolescence of the Company's products could be affected by technological change, competition, loss of customers and reduction in demand among other factors.

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

          Liquidity and Capital Resources
          -------------------------------

          At December 31, 1995, the Company's net working capital was $9.7 million compared to $8.1 million at December 31, 1994. For the past 4 years the Company has financed its operations through a combination of equity and debt instruments and cash flow from operations.

          From December 31, 1994, to December 31, 1995, cash and short-term investments decreased by $1.6 million, while accounts receivable increased by $1.6 million and inventories increased by $2.7 million. The increase in accounts receivable is primarily attributable to the increase in net revenues from $5.7 million in the fourth quarter of 1994 to $9.1 million in the fourth quarter of 1995, most of which occurred during the later portion of the quarter. The increase in inventories is primarily due to the fact that inventories at December 31, 1994, were at relatively low levels as a result of a shut down of the Company's production equipment during part of the fourth quarter of 1994 and a planned increase in production in 1995. Further, additions to property and equipment were approximately $1.6 million during 1995.

          The Company anticipates total capital expenditures of approximately $2.5 million during 1996. If demand for the Company's products increase significantly, additional capital expenditures could be necessary.

          At December 31, 1995, the Company has $3.6 million of cash and short-term investments and a $5 million line of credit, which is subject to certain financial covenants. As of December 31, 1995, there were no borrowings under this line of credit. Existing working capital and cash generated from operations are expected to be adequate to satisfy the Company's capital and operating requirements at least through 1996. Failure to generate sufficient cash flow from operations or external sources would have a material adverse effect on the Company.

ITEM 8.  FINANCIAL STATEMENTS



                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and
Stockholders of Southwall Technologies Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Southwall Technologies Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
San Jose, California
January 26, 1996

                          SOUTHWALL TECHNOLOGIES INC.

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                (in thousands)
                                    ASSETS
                                    ------

                                                        December 31,
                                                      1994        1995
                                                    --------    --------
Current assets:
 Cash and cash equivalents                          $  1,144    $  1,434
 Short-term investments                                4,051       2,132
 Accounts receivable, net                              3,720       5,288
 Inventories                                           3,907       6,624
 Other current assets                                    717       1,166
                                                    --------    --------
  Total current assets                                13,539      16,644

Property and equipment, net                           15,994      15,518
Other assets                                           1,839       1,943
                                                    --------    --------
  Total assets                                      $ 31,372    $ 34,105
                                                    ========    ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable                                  $  2,419    $  3,236
  Accrued compensation                                 1,293       1,413
  Other accrued liabilities                            1,643       2,170
  Current portion of long-term debt                       82         101
                                                    --------    --------
     Total current liabilities                         5,437       6,920

Long-term debt                                         2,650       2,890
Deferred income taxes                                    297         381
                                                    --------    --------
         Total liabilities                             8,384      10,191
                                                    --------    --------

Commitments

Stockholders' equity:
  Common stock, $.001 par value, 20,000 shares
     authorized; issued and outstanding 6,917
     and 6,917                                             7           7
  Capital in excess of par value                      47,273      47,206
  Accumulated deficit                                (19,972)    (19,339)
  Less cost of treasury stock, 1,070 and
     981 shares outstanding                           (4,320)     (3,960)
           Total stockholders' equity                 22,988      23,914
                                                    --------    --------
           Total liabilities and
              stockholders' equity                  $ 31,372    $ 34,105
                                                    ========    ========

                See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands, except per share data)

                                                  Year ended December 31,
                                                1993       1994        1995
                                             --------    --------    --------
Net product sales                            $ 16,770    $ 21,343    $33,091
Other revenues                                  1,731         396        410
                                             --------    --------    -------
   Net revenues                                18,501      21,739     33,501
                                             --------    --------    -------

Costs and expenses:
 Cost of product sales                         12,923      17,247     23,265
 Cost of other revenues                           205          --         --
 Research and development                       2,068       2,310      2,069
 Selling, general and administrative            4,814       6,095      7,441
                                             --------    --------    -------
  Total costs and expenses                     20,010      25,652     32,775
                                             --------    --------    -------

Income (loss) from operations                  (1,509)     (3,913)       726

Interest income                                   434         245        126

Interest expense                                 (243)       (221)      (221)

Income (loss) before income taxes              (1,318)     (3,889)       631

Provision for income taxes                          6          (1)        (2)
                                             --------    --------    -------

Net income (loss)                            $ (1,324)   $ (3,888)   $   633
                                             ========    ========    =======

Net income (loss) per share                  $   (.23)   $   (.67)   $   .10
                                             ========    ========    =======

Weighted average shares of common stock
 and dilutive common stock equivalents          5,792       5,808      6,315
                                             ========    ========    =======

                See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                                    (in thousands)

                                  Common Stock        Capial in                                   Total
                                ----------------      Excess of      Accumulated   Treasury    Stockholders'
                                 Shares   Amount      Par Value        Deficit       Stock        Equity
                                -------   ------      ---------      -----------   --------    ------------
Balance, January 1, 1993         6,906      $7         $47,245        $(14,760)     $(4,648)      $27,844

Acquisition of 25 shares of
  treasury stock at cost                                                               (108)         (108)

Sale of 55.5 shares for
  purchase of license                                       66                          225           291

Shares issued through:
  Exercise of options                5       *              22                                         22
  Sales to employees under
     Stock Purchase Plan                                   (10)                          51            41

Net loss                                                                (1,324)                    (1,324)
                                 -----      --         -------        --------      -------       -------
Balance, December 31, 1993       6,911       7          47,323         (16,084)      (4,480)       26,766

Acquisition of 25 shares of
  treasury stock at cost                                                                (91)          (91)

Shares issued through:
  Interest paid with stock                                 (55)                         225           170
  Sales to employees under
    Stock Purchase Plan              6       *               5                           26            31

Net loss                                                                (3,888)                    (3,888)
                                 -----      --         -------        --------      -------       -------
Balance, December 31, 1994       6,917       7          47,273         (19,972)      (4,320)       22,988

Shares issued through:
  Interest paid with stock                                  18                          125           143
  Exercise of options                                      (55)                         156           101
  Sales to employees under
    Stock Purchase Plan                                    (30)                          79            49

Net income                                                                 633                        633
                                 -----      --         -------        --------      -------       -------
Balance, December 31, 1995       6,917      $7         $47,206        $(19,339)     $(3,960)      $23,914
                                 =====      ==         =======        ========      =======       =======

*Indicates amount less than $500.

                See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (in thousands)
                                 --------------

                                                                         Year ended December 31,
                                                                        1993      1994       1995
                                                                      -------   --------   --------
Cash flows from operating activities:
  Net income (loss)                                                   $(1,324)   $(3,888)   $   633
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
    Depreciation and amortization                                       2,938      2,059      2,157
    Decrease (increase) in accounts receivable                            233     (1,502)    (1,568)
    Decrease (increase) in inventories                                 (2,024)       825     (2,717)
    Decrease (increase) in other current assets                           (27)        (8)      (365)
  (Decrease) increase in accounts payable
     and accrued liabilities                                             (130)     2,075      1,607
                                                                      -------    -------    -------

Cash provided by (used in)
    operating activities                                                 (334)      (439)      (253)
                                                                      -------    -------    -------

Cash flows from investing activities:
    Decrease(increase) in short-term investments                        2,159      1,531      1,919
    Expenditures for property and equipment
       and other assets                                                  (594)    (1,053)    (1,561)
                                                                      -------    -------    -------

Net cash (used in) provided by
   investing activities                                                 1,565        478        358
                                                                      -------    -------    -------

Cash flows from financing activities:
    Proceeds from issuance of stock, net
     of related costs                                                      21         31         --
    (Decrease) increase of long-term debt                                (154)      (175)        35
    (Purchase) issuance of treasury stock, net                            (66)       (91)       150
                                                                      -------    -------    -------

Net cash (used in) provided by financing
  activities                                                             (199)      (235)       185
                                                                      -------    -------    -------
Net increase (decrease) in cash
  and cash equivalents                                                  1,032       (196)       290

Cash and cash equivalents, beginning of year                              308      1,340      1,144
                                                                      -------    -------    -------

Cash and cash equivalents, end of year                                $ 1,340    $ 1,144    $ 1,434
                                                                      =======    =======    =======

Supplemental cash flow disclosures:
  Interest paid                                                       $    58    $    36    $    40
  Income taxes paid                                                   $     6    $    (1)   $    (2)
Supplemental schedule of non-cash investing
  and financing activities:
  Property and equipment acquired via
    capital lease                                                     $    --    $    --    $   224
  Treasury stock used for purchase of
    license agreement                                                 $   291    $    --    $    --
  Treasury stock used for payment
      of interest                                                     $    --    $   170    $   143

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

Principles of Consolidation
---------------------------

          The consolidated financial statements include the accounts of Southwall Technologies Inc. and its wholly-owned subsidiaries. The Company's foreign operations, which are not significant, are translated using appropriate rates of exchange, with the U.S. dollar as the functional currency. Foreign currency transaction gains and losses have not been significant. All significant intercompany balances and transactions have been eliminated. The financial statements are subject to estimates made by management.

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

          The Company has classified its short-term investments as "available-for-sale securities." At December 31, 1995, the difference between cost and fair market value was insignificant and the gains/losses on sales of securities during the year were insignificant.

Concentration of Credit Risk
----------------------------

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of investments and trade accounts receivable.

          The Company invests in a variety of financial instruments such as certificates of deposit, commercial paper, municipal debt and U.S. Government debt. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

          The Company sells its products throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable. The write-off of uncollectible amounts has been insignificant.

Revenue recognition
-------------------

          Revenues from sales of manufactured products are recorded at the time shipments are made. Revenues from long-term contracts, which are not significant, are generally recorded using the percentage-of-completion method.

          The Company has agreements under which it receives fees for certain rights to technology and products. License revenues associated with these agreements are recognized when earned, generally upon receipt of payment or shipment of product.

Accounts receivable
-------------------

          Accounts receivable are stated net of allowance for doubtful accounts of $540 and $534 at December 31, 1994 and 1995, respectively.

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

Intangible assets
-----------------

          Patents, licenses and trademarks relating to the Company's commercial products are stated at cost less accumulated amortization. Amortization is computed on the straight-line basis over terms of up to 17 years. At December 31, 1994 and 1995 patents, licenses and trademarks are included in other assets at a cost of $889 and $906, net of accumulated amortization of $600 and $703, respectively. Amortization expense for 1993, 1994, and 1995 was $152, $103 and $136, respectively.

Stock options
-------------

          In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). The Company will adopt the FAS 123 disclosure method of reporting in its 1996 financial statements.

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

NOTE 2 - BALANCE SHEET DETAIL:
------------------------------


  Inventory:                                   December 31,
  ----------                               --------------------
                                             1994        1995
                                           --------    --------

  Work-in-process                          $    440    $    989
  Raw materials                               1,299       2,696
  Finished goods                              2,168       2,939
                                           --------    --------
                                           $  3,907    $  6,624
                                           ========    ========
  Property and Equipment:                      December 31,
  -----------------------                  --------------------
                                             1994        1995
                                           --------    --------
  Machinery and equipment                  $ 31,080    $ 29,499
  Leasehold improvements                      2,468       2,518
  Furniture and fixtures                      2,126       2,553
  Construction-in-process                       457         313
                                           --------    --------
                                             36,131      34,883
  Less - accumulated depreciation
   and amortization                         (20,137)    (19,365)
                                           --------    --------
                                           $ 15,994    $ 15,518
                                           ========    ========

          Depreciation and amortization expense for the years ended December 31, 1993, 1994 and 1995 was $2,864, $1,956, and $2,021 respectively.

  Other Accrued Liabilities:                   December 31,
  --------------------------               --------------------
                                             1994        1995
                                           --------    --------
  Reserve for warranties and sales
     returns                               $    201    $    394
  Other, including $441 for facility
    consolidation in 1994 and 1995            1,442       1,776
                                           --------    --------
                                           $  1,643    $  2,170
                                           ========    ========

NOTE 3 - LONG-TERM DEBT:
-----------------------

          The Company's long term debt includes a $2,650 convertible debenture, due May 31, 1999, bearing interest, payable semi-annually with the Company's common stock, at 2% below prime, but not less than 7% nor higher than 11%, and convertible into the Company's common stock at a price of $9.95 per share (subject to certain adjustments).

NOTE 4 - INCOME TAXES:
---------------------

          Deferred tax (liabilities) assets are comprised of the following:

  Other Accrued Liabilities:                   December 31,
  --------------------------               --------------------
                                             1994        1995
                                           --------    --------
  Depreciation                             $(3,199)    $(3,310)
  Other                                        (39)       (172)
                                          --------    --------

  Gross deferred tax liabilities            (3,238)     (3,482)
                                          --------    --------

  Inventory reserves                           259         340
  Write-down of fixed assets                   964         964
  State depreciation                           311         293
  Other                                      1,030       1,121
  Loss carryforwards                         7,707       7,363
  Credit carryforwards                       1,050       1,050
                                          --------    --------

  Gross deferred tax assets                 11,321      11,131
                                          --------    --------

  Deferred tax assets valuation
   allowance                                (8,083)    ( 7,649)

      Net deferred taxes                  $      -    $      -
                                          ========    ========

          At December 31, 1995 the Company had net federal operating loss carryforwards of approximately $19,500 which expire at various dates from 1997 through 2009. The net operating loss carryforwards include approximately $1,500 resulting from employee exercises of non-incentive stock options, the tax benefit of which, when realized, will be accounted for as an addition to capital in excess of par value, rather than as a reduction of the provision for income taxes. Research and development, investment tax and foreign tax credit carryovers of approximately $1,000 are also available to reduce future federal income taxes and expire at various dates through 2005. If certain substantial changes in the Company's ownership occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.


NOTE 5 - STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN:
------------------------------------------------------------

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

                                   Shares of
                                     Common
                                     Stock         Exercise Price
                                   ---------       --------------
Options outstanding at
  January 1, 1993                    1,777          $2.50 - $8.33
  Granted                              271          $3.25 - $5.38
  Exercised                             (5)         $2.50 - $5.00
  Canceled or expired                 (227)         $3.00 - $8.33
                                    ------

Options outstanding at
  December 31, 1993                  1,816          $2.50 - $7.75
  Granted                            1,527          $2.50 - $5.38
  Exercised                              -
  Canceled or expired               (1,837)         $2.50 - $7.75
                                    ------

Options outstanding at
  December 31, 1994                  1,506          $2.50 - $7.25
  Granted                              343          $2.94 - $4.13
  Exercised                            (38)         $2.50 - $3.25
  Canceled or expired                  (84)         $2.50 - $6.00
                                    ------

Options outstanding at
  December 31, 1995                  1,727          $2.50 - $7.25
                                    ======

          As of December 31, 1995, there were 523 shares of Common Stock available for grant under all plans. In addition, at December 31, 1995, 895 options were vested and exercisable at prices ranging from $2.50 to $7.25.


Employee Stock Purchase Plan
----------------------------

          In April 1988, the Company adopted the Employee Stock Purchase Plan ("the Purchase Plan") and reserved 150 shares of Common Stock for issuance thereunder. Employees of the Company, subject to certain limitations, may purchase a certain number of shares at 85% of the fair market value of the stock. During 1993, 1994 and 1995, 13, 12 and 20 shares, respectively, were sold under the Purchase Plan.


NOTE 6 - LEASE COMMITMENTS:
--------------------------

          The Company leases certain property and equipment as well as its facilities under noncancellable operating leases and $224 of computer equipment under a capital lease. These leases expire at various periods through 2000.

          As of December 31, 1995, the future minimum payments under these leases are as follows:


                                            Capital   Operating
                                            -------   ---------
     1996                                      $ 66      $1,727
     1997                                        66       1,674
     1998                                        66       1,596
     1999                                        66       1,435
     2000                                        22          12
                                               ----      ------

  Future minimum lease payments                $286      $6,444
                                                         ======

   Less - amount representing interest           58
                                               ----
  Present value of future minimum
     lease payments                             228
  Current maturities                             44
                                               ----
  Long-term lease obligations                  $184
                                               ====

          Rent expense under operating leases was approximately $1,241, $1,337, and $1,720, in 1993, 1994, and 1995, respectively.


NOTE 7 - LINE OF CREDIT AGREEMENT:
---------------------------------

          The Company has secured a $6 million revolving line of credit which expires in February 1997, but may be extended for additional one year terms with the Bank's approval. The amount of borrowings is based upon a percentage of accounts receivable and a percentage of the appraised liquidation value of one of the Company's production machines. The line is secured by the assets of the Company and bears interest at an annual rate of prime plus 1/2%. Under the terms of the agreement, the Company is required to maintain certain financial ratios.

          As of December 31, 1995, there were no borrowings under this line of credit.


NOTE 8 - MAJOR CUSTOMERS:
------------------------

          Two commercial customers accounted for 19% and 10% in 1993; one commercial customer accounted for 13% in 1994 of net product sales. In 1995, no one customer accounted for 10% of net product sales and the five largest customers accounted for 32% of net product sales. Export product sales accounted for 20%, 20% and 37% (24% in the Pacific Rim) in 1993, 1994 and 1995,
respectively.

NOTE 9 - ACQUISITIONS:
---------------------

          Effective September 1, 1994, the Company commenced leasing all the assets formerly owned by Safety Glass, Inc., dba Armour Worldwide Glass, located in Southern California, under a five year operating lease for $40 per month. A wholly-owned subsidiary, Southwall Worldwide Glass Inc. ("SWGI") was created to operate the facility and to manufacture the Company's proprietary

California Series solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products.

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

          This acquisition was accounted for as a purchase. Since the purchase price is contingent upon future operating income, no payments were made at the time of acquisition. Sunflex did not have operating income in 1995 and, as a result, no payments were made in 1995. At the date of acquisition, assets exceeded liabilities by $105, resulting in negative goodwill. This negative goodwill will be amortized over 36 months.

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

          Had the acquisition of Sunflex been completed as of January 1, 1993, the unaudited pro forma net revenues, net loss and net loss per share would have been as follows:

                              Year Ended December 31,
                             -------------------------
                                1993          1994
                             -----------   -----------
                             (unaudited)   (unaudited)

     Net revenues              $20,918       $23,290
     Net loss                   (1,444)       (4,316)
     Net loss per share           (.25)         (.74)

          This unaudited pro forma financial information does not necessarily indicate the operating results that would have been achieved had the transaction been in effect as of the beginning of each year and should not be construed as representative of future operations.


NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
-------------------------------------------------------

          Summarized quarterly financial data for 1994 and 1995 is as follows:

                                   First    Second    Third     Fourth
                                  -------   ------   -------   --------
1994:
-----

Net product sales                 $4,421    $5,085   $6,151    $ 5,686
Other revenues                        58       220       78         40
Gross margin                       1,035     1,800    1,461        196
Net income (loss)                   (594)       37     (610)    (2,721)
Net income (loss) per share         (.10)      .01     (.11)      (.47)

                                   First    Second    Third     Fourth
                                  -------   ------   -------   --------
 1995:
------

 Net product sales                $6,691    $8,154   $9,315    $ 8,931
 Other revenues                       10       117       96        187
 Gross margin                      2,099     2,678    2,563      2,896
 Net income (loss)                  (370)      305      345        353
 Net income (loss) per share        (.06)      .05      .05        .05

          The fourth quarter of 1994 was adversely impacted by approximately $1 million of charges to eliminate three under-performing product lines, write-off related and non-performing assets, and to consolidate facilities. In addition, the quarter was also adversely impacted by higher period costs which resulted from a shutdown of the Company's production equipment during part of the quarter to reduce inventory levels, and start up expenses for new products and new operations.

          Per share amounts, based on average shares outstanding each quarter, may not add to the total for the year.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


    None.

                                   PART III
                                   ========


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          The information required by this Item concerning the Company's directors and the Company's executive officers is incorporated by reference to the sections entitled "Nominees" and "Management", respectively, appearing in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation", "Severance Agreement" and "Report of the Board of Directors Concerning Executive Compensation" appearing in the Proxy Statement.

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

                                 PART IV
                                 =======

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          The following documents are filed as part of this Form 10-K:

          (a)(1) Index to Financial Statements. The following Financial Statements of Southwall Technologies Inc. are filed as part of this Form 10-K:

                                                               Form 10-K
                                                              Page Number
                                                              -----------

              Report of Independent Accountants                    18

              Consolidated Balance Sheets as of
               December 31, 1995 and 1994                          19

              Consolidated Statements of Operations
               for the years ended December 31, 1995,
               1994 and 1993                                       20

              Consolidated Statements of Stockholders'
               Equity for the years ended December 31,
               1995, 1994 and 1993                                 21

              Consolidated Statements of Cash Flows
               for the years ended December 31, 1995,
               1994 and 1993                                       22

              Notes to Consolidated Financial Statements           23

          (a)(2) Index to Financial Statement Schedules. Schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

          (a)(3)    Exhibits. Reference is made to the Exhibit Index on pages 36
                    --------
                    through 38 of this Form 10-K.

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

          The preceding undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-28599 (filed on May 9,
1989), 33-37247 (filed October 11, 1990), 33-42753 (filed on September 16,
1991), 33-51758 (filed on September 8, 1992) and 33-82138 (filed on July 28,
1994).

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of March, 1996.

                                            SOUTHWALL TECHNOLOGIES INC.


                                            By /s/Martin M. Schwartz
                                               ---------------------
                                               Martin M. Schwartz
                                                    President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of March 14, 1996.

 Signature                                Title
 ---------                                -----


/s/J. Larry Smart            Chairman of the Board of Directors
-----------------
(J. Larry Smart)



/s/Martin M. Schwartz        President, Chief Executive Officer
---------------------         and Director (Principal Executive
(Martin M. Schwartz)          Officer)


/s/Alfred V. Larrenaga       Sr. Vice President, Chief Financial
----------------------        Officer and Secretary (Principal Financial
(Alfred V. Larrenaga)         and Accounting Officer)


/s/Bruce J. Alexander        Director
---------------------
(Bruce J. Alexander)



/s/Joseph B. Reagan          Director
-------------------
(Joseph B. Reagan)



/s/Walter C. Sedgwick        Director
---------------------
(Walter C. Sedgwick)

                         INDEX TO EXHIBITS FILED WITH
                FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995

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

10.52(2)       Marketing and Distribution Agreement dated as of May 20, 1988, among Mitsui Toatsu Chemicals, Inc. ("Mitsui"), Marubeni
                Corporation ("Marubeni") and the Company, as amended.

10.53(2)       Common Stock Purchase Agreement dated as of May 23, 1988, among
                Mitsui, Marubeni and the Company.

10.57          Restated 1987 Stock Option Plan, as amended.

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

10.62(3)       Common Stock Sales Agreement, dated May 2, 1989, between the
                Company and Monsanto Company.

Exhibit
Number                             Description
-------                            -----------
10.63(3)       Convertible Subordinated Note, Due May 31, 1999.

10.64(3)       Warrants to Purchase Common Stock of Southwall Technologies Inc.,
                void after May 31, 1996.

10.65(3)       Second Restated Registration Rights Amendment, Dated May 2,1989,
                among the Company, Lockheed Corporation, Minnesota Mining and
                Manufacturing Company, Mitsui Toatsu Chemicals, Inc. and
                Marubeni Corporation, and Monsanto Company.

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

10.71(5)       Lease Agreement for the facilities at 3780 Fabian Way, Palo Alto,
                California, dated June 11, 1990, between the Company and The
                Fabian Building.

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

10.78(7)       Amendment to property lease dated February 2, 1994 to extend lease period on building at 3961 E. Bayshore Road, Palo Alto,
                California. Original lease filed as exhibit number 10.36

10.79(7)       Amendment to property lease dated April 4, 1994 to extend lease period on building at 3941 E. Bayshore Road, Palo Alto,
                California. Original lease filed as exhibit number 10.35.

10.80(8)       Lease Agreement between Frank Gant, an individual, as Lessor and
                Southwall Technologies Inc., a Delaware corporation, as Lessee effective September 1, 1994.

10.81(8)       Purchase Agreement among Southwall Technologies Inc., Southwall-
                Sunflex, Inc., Sunflex, L.P., and Sunflex Partners effective
                October 31, 1994.

10.82          Supply Agreement between Sony Corporation and Southwall
                Technologies Inc., effective October 23, 1995.

21             List of Subsidiaries of Southwall Technologies Inc.

23.1           Consent of Independent Accountants.

Exhibit
Number                             Description
-------                            -----------
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