Form 10-Q
period 1996-03-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1996-05-15
CIK 813619

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the quarterly period ended March 31, 1996
                                    --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ______ to ________


                       Commission File Number:  0-15930


                          SOUTHWALL TECHNOLOGIES INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                                  94-2551470
- -----------------------------------          -----------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification Number)


1029 Corporation Way, Palo Alto, California                94303
- -------------------------------------------      ------------------------
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

            Yes    X          No
                  ---            ---
As of March 31, 1996 there were 5,981,617 shares of the Registrant's Common Stock outstanding.

This report, including all attachments, contains 12 pages.

                          SOUTHWALL TECHNOLOGIES INC.

                                     INDEX

                                                                     Page Number
                                                                     -----------
                         PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements:

        Consolidated Balance Sheet - March 31, 1996
        and December 31, 1995..........................................  3

        Consolidated Statement of Operations -
        three months ended March 31, 1996
        and April 2, 1995 .............................................  4

        Consolidated Statement of Cash Flows -
        three months ended March 31, 1996
        and April 2, 1995 .............................................  5

        Consolidated Statement of Stockholders' Equity -
        three months ended March 31, 1996..............................  6

        Notes to Consolidated Financial Statements.....................  7

Item 2  Management's Discussion and Analysis
        of Financial Condition and Results of Operations...............  7


                           PART II  OTHER INFORMATION

Item 1  Legal Proceedings.......... ................................... 10

Item 2  Changes in Securities.......................................... 10

Item 3  Defaults Upon Senior Securities................................ 10

Item 4  Submission of Matters to a Vote of Stockholders................ 10

Item 5  Other Information.............................................. 10

Item 6  Exhibits and Reports on Form 8-K............................... 10

        Signatures..................................................... 11

                          PART 1 FINANCIAL INFORMATION

Item 1  Financial Statements
- ----------------------------
                           CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)

                                             March 31, 1996    December 31, 1995
                                             --------------    -----------------
                                               (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                 $  1,390             $  1,434
   Short-term investments                       1,679                2,132
   Accounts receivable, net of allowance
    for doubtful accounts of $620 and $534      7,235                5,288
   Inventories                                  6,771                6,624
   Other current assets                         1,003                1,166
                                             --------             --------
   Total current assets                        18,078               16,644

Property and equipment, net                    15,530               15,518
Other assets                                    1,778                1,943
                                             --------             --------

   Total assets                              $ 35,386             $ 34,105
                                             ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                          $  3,943             $  3,236
   Accrued compensation                         1,435                1,413
   Other accrued liabilities                    2,088                2,170
   Current portion of long-term debt              102                  101
                                             --------             --------

Total current liabilities                       7,568                6,920

Long-term debt                                  2,829                2,890
Deferred income taxes                             381                  381
                                             --------             --------
  Total liabilities                            10,778               10,191
                                             --------             --------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value,
    20,000 shares authorized:
    Issued and outstanding: 6,917 and 6,917         7                    7
   Capital in excess of par value              47,204               47,206
   Accumulated deficit                        (18,828)             (19,339)
   Less treasury stock of 935
    and 981                                    (3,775)              (3,960)
                                             --------             --------

Total stockholders' equity                     24,608               23,914
                                             --------             --------
   Total liabilities and
    stockholders' equity                     $ 35,386             $ 34,105
                                             ========             ========

See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                        March 31, 1996         April 2, 1995
                                        --------------        --------------
Net product sales                           $10,533               $6,691
Other revenues                                  104                   10
                                            -------               ------

Net revenues                                 10,637                6,701
                                            -------               ------

Costs and expenses:
   Cost of product sales                      7,409                4,602
   Research & development                       576                  625
   Selling, general and
    administrative                            2,100                1,844
                                            -------               ------

    Total costs and expenses                 10,085                7,071
                                            -------               ------

Income (loss) from operations                   552                 (370)

Interest income                                  43                   54
Interest expense                                (65)                 (54)
                                            -------               ------

Income (loss) before income taxes               530                 (370)

Provision for income taxes                       19                    -
                                            -------               ------

Net income (loss)                           $   511               $ (370)
                                            =======               ======

Net income (loss) per share                    $.08               $ (.06)
                                            =======               ======

Weighted average shares of common
 stock and common stock equivalents           6,690                5,847
                                            =======               ======


See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                         Three Months Ended
                                                         -------------------
                                                      March 31, 1996   April 2, 1995
                                                      --------------   --------------
Cash flows from operating activities:
  Net income (loss)                                   $   511          $  (370)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
  Depreciation and amortization                           568              499
  Decrease (increase) in accounts receivable           (1,947)            (921)
  Decrease (increase) in inventories                     (147)          (1,210)
  Decrease (increase) in other current assets             163              (86)
  (Decrease) increase in accounts payable
   and accrued liabilities                                740            1,204
                                                      -------          -------
Cash provided by (used in) operating
 activities                                              (112)            (884)
                                                      -------          -------
Cash flows from investing activities:
  Decrease (increase) in short-term investments           453            1,000
  Expenditures for property and equipment
   and other assets                                      (415)            (610)
                                                      -------          -------
Net cash (used in) provided by investing
 activities                                                38              390
                                                      -------          -------
Cash flows from financing activities:
  Proceeds from issuance of stock, net of
   related costs                                            0                0
  Increase in(reduction of) long-term debt                (60)             (46)
  (Purchase) issuance of treasury stock, net               90                0
                                                      -------          -------
Net cash (used in) provided by financing activities        30              (46)
                                                      -------          -------
Net increase (decrease) in cash and cash
 equivalents                                             ( 44)            (540)

Cash and cash equivalents, beginning of year            1,434            1,144
                                                      -------          -------
Cash and cash equivalents, end of period              $ 1,390          $   604
                                                      =======          =======
Supplemental schedule of non-cash
 investing and financing activities:

  Treasury stock used for payment of interest         $    93          $    --

See accompanying notes to financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three Months Ended March 31, 1996
                                 (in thousands)
                                  (Unaudited)

                                         Common Stock      Capital in                                      Total
                                       ----------------    excess of     Accumulated      Treasury       Stockholders'
                                       Shares    Amount    par value       Deficit         Stock           Equity
                                       ------    ------    ---------     -----------      --------       ------------
Balance; December 31, 1995             6,917     $7        $47,206         $(19,339)       $(3,960)      $23,914

Interest paid with Treasury stock                                5                              88            93

Exercise of Options                                             (7)                             97            90

Net income (loss)                                                               511                          511
                                       -----     --        -------         --------        -------       -------

Balance; April 2, 1995                 6,917     $7        $47,204         $(18,828)       $(3,775)      $24,608
                                       =====     ==        =======         ========        =======       =======


See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (in thousands)
     (Unaudited)

     Note 1 - Interim Period Reporting:
     ----------------------------------

     While the information presented in the accompanying consolidated financial statements is unaudited, it includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the Company's financial position and results of operations, and changes in financial position as of the dates and for the periods indicated.

     Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements contained in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

     Note 2 - Inventories:
     ---------------------

     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at March 31, 1996 and December 31, 1995, consisted of the following:

                               March 31, 1996   December 31, 1995
                               --------------   -----------------

          Raw materials                $2,570              $2,696
          Work-in-process               1,303                 989
          Finished goods                2,898               2,939
                                       ------              ------
            Total                      $6,771              $6,624
                                       ======              ======

     Note 3 - Commitments:
     ---------------------

     During the first quarter of 1996, the Company and SONY Corporation signed an Addendum #1 to Supply Agreement. Under the terms of the Amended Agreement, among other things, SONY has agreed to increase its minimum order of anti-reflective film beginning July 1, 1997 and extending through December 31, 2000 and Southwall has agreed to install any necessary additional manufacturing capacity by July 1, 1997.

     The Company is currently planning and negotiating to equip a new facility for the manufacturing of anti-reflective film. The Company estimates that it will cost approximately $14 million to equip this facility. The Company is also in negotiations with lending institutions to finance this expansion.

     Item 2 -  Management's Discussion and Analysis of Financial Condition and
     -------------------------------------------------------------------------
     Results of Operations
     ---------------------

     Except for the historical information contained herein, the matters discussed in this Form 10-Q Report are forward-looking statements that involve risks and uncertainties, including those discussed below and in the Company's Annual Report on Form 10-K. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this From 10-Q Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

     Three Months Ended March 31, 1996 and December 31, 1995
     -------------------------------------------------------

     Net product sales increased to $10.5 million for the first three months of 1996, compared to $6.7 million for the similar period of 1995. Most of the increase was due to $2.4 million of sales of our new anti-reflective film. In addition, net product sales of energy conservation products was up by $2.1 million and electronics products increased by approximately $.1 million, more than offsetting a $.7 million dollar decline in silver reflector film sales and a $.2 million decrease in our discontinued aerospace product sales.

     Cost of product sales for the first quarter of 1996 was 70% of net product sales, compared to 69% for the similar period of 1995. This percentage increase was primarily attributable to some operational problems that occurred during the quarter. These problems have been corrected and are not expected to recur.

     Research and development expenses, as a percent of net product sales, were 5% for the first three months of 1996, compared to 9% for the similar period in 1995. The percentage decrease was primarily attributable to the increase in net product sales. The absolute dollar decrease in 1996 is attributable to lower new product development.

     Selling, general and administrative expense, as a percent of net product sales, decreased to 20% in the first three months of 1996, from 28% for the similar period in 1995. The percentage decrease was primarily attributable to the increase in net product sales. The absolute dollar increase from $1.8 million in 1995 to $2.1 million in 1996, is attributable to increased sales and marketing expenses associated with the introduction of new products and expansion into the Pacific Rim.

     Interest income, decreased in 1996 compared to 1995 due primarily to a decrease in monies invested.

     As a result of the factors discussed above, the Company reported a pre-tax profit of $.5 million for the first three months of 1996, compared to a pre-tax loss of ($.4 million) for the similar period in 1995.

     The Company believes that it must continue to increase revenues to improve profitability. Although the Company is seeking to expand existing applications, to develop new applications and to expand international marketing and sales efforts, there can be no assurance that the Company will be able to increase revenues and remain profitable.

     Effective March 31, 1996, the Company terminated its lease of equipment and facilities in Southern California to laminate glass located. The Company will continue to market its California Series/TM/ clear solar shading laminated glass products, which will be laminated by a sub-contractor, but will no longer market other laminated products.

     The termination of this lease and discontinuance of the marketing of certain products, as well as the discontinuance of the aerospace product line discussed above, is not expected to have any adverse effect on future financial results.

     Liquidity and Capital Resources
     -------------------------------

     At March 31, 1996, the Company's net working capital was $10.5 million compared with $9.7 million at December 31, 1995. The Company has financed itself through cash flow from operations and its existing cash balances.

     From December 31, 1995, to March 31, 1996, cash and short-term investments decreased by $.5 million, while accounts receivable increased by $1.9 million. The increase in accounts receivable is primarily attributable to the increase in net revenues from $9.1 million in the fourth quarter of 1995 to $10.6 million in the first quarter of 1996, most of which occurred during the later portion of the quarter.

     Additions to property and equipment were approximately $.6 million during the first quarter of 1996. The Company anticipates total capital expenditures of approximately $2.5 million during 1996 for general replacements and discretionary improvements of current facilities. The Company also anticipates making commitments for an amount yet to be determined, but believed to be approximately $14 million to equip a new facility to be dedicated to the production of anti-reflective product and to fulfill the supply requirements of a supply agreement.

     At March 31, 1996, the Company had $3.1 million of cash and short-term investments and a $6 million revolving line of credit, which is subject to certain financial covenants, and which expires in February 1997, but may be extended for additional one year terms with the bank's approval. As of March 31, 1996, there were no borrowings under this line of credit. Existing working capital and cash generated from operations are expected to be adequate to satisfy the Company's capital and operating requirements of existing facilities at least through 1996.

     The Company is seeking financing for the planned new facility; however, there is no assurance that the Company will be successful.

                           PART II  OTHER INFORMATION


     Item 1  Legal Proceedings and Other Matters

     The Company has been named a defendant in a lawsuit filed on April 5, 1996 by one of its customers in the United States District Court for the Eastern District of New York. The lawsuit in federal court alleges certain contractual violations by the Company and seeks relief in an aggregate amount in excess of $35 million. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

     In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business or its consolidated financial position or results of operations.

     Item 2  Changes in Securities
             Not applicable


     Item 3  Defaults upon Senior Securities
             Not applicable


     Item 4  Submission of Matters to a Vote of stockholders
             No matters were submitted to a vote of security holders during the quarter ended March 31, 1996.


     Item 5  Other Information
             Not applicable


     Item 6  Exhibits and Reports on Form 8-K

             (a) Exhibits
                 1) Addendum #1 to Supply Agreement, between Southwall
                    Technologies Inc. and Sony Corporation, entered into as of April 1, 1996.

                 2) Report of First Amendment to Loan and Security Agreement,
                    dated March 22, 1996

             (b) Reports of Form 8-K - None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated:  May 9, 1996



                           By:/s/Martin M. Schwartz
                              ---------------------
                              Martin M. Schwartz
                              President and
                              Chief Executive Officer



                           By:/s/Alfred V. Larrenaga
                              ----------------------
                              Alfred V. Larrenaga
                              Sr. Vice President and
                              Chief Financial Officer