Form 10-Q
period 1996-06-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1996-08-12
CIK 813619

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the quarterly period ended June 30, 1996
                                    -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ______________ to ________________


                       Commission File Number:  0-15930


                          SOUTHWALL TECHNOLOGIES INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                              94-2551470
- -------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


1029 Corporation Way, Palo Alto, California                          94303
- -------------------------------------------                        ----------
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

As of June 30, 1996 there were 6,185,468 shares of the Registrant's Common Stock outstanding.

This report, including all attachments, contains 13 pages.

                          SOUTHWALL TECHNOLOGIES INC.

                                     INDEX


                                                                    Page Number
                                                                    -----------

                         PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements:

          Consolidated Balance Sheet - June 30, 1996
          and December 31, 1995.........................................3

          Consolidated Statement of Operations -
          three month and six month periods ended
          June 30, 1996 and July 2, 1995................................4

          Consolidated Statement of Cash Flows -
          six months ended June 30, 1996
          and July 2, 1995 .............................................5

          Consolidated Statement of Stockholders' Equity -
          six months ended June 30, 1996................................6

          Notes to Consolidated Financial Statements....................7

Item 2    Management's Discussion and Analysis
          of Financial Condition and Results of Operations..............8


                           PART II  OTHER INFORMATION

Item 1      Legal Proceedings..........................................11

Item 2      Changes in Securities......................................11

Item 3      Defaults Upon Senior Securities............................11

Item 4      Submission of Matters to a Vote of Stockholders............11

Item 5      Other Information..........................................12

Item 6      Exhibits and Reports on Form 8-K...........................12

            Signatures.................................................13

                          PART 1 FINANCIAL INFORMATION

Item 1  Financial Statements
- ----------------------------

                           CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)

                                                      June 30,           December 31,
                                                        1996                 1995
                                                      --------             --------
                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                          $  2,787             $  1,434
   Short-term investments                                1,005                2,132
   Accounts receivable, net of allowance
    for doubtful accounts of $645 and $534               7,509                5,288
   Inventories                                           6,754                6,624
   Other current assets                                    721                1,166
                                                      --------             --------
Total current assets                                    18,776               16,644

Property and equipment, net                             16,027               15,518
Other assets                                             1,772                1,943
                                                      --------             --------

   Total assets                                       $ 36,575             $ 34,105
                                                      ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $  3,797             $  3,236
 Accrued compensation                                    1,315                1,413
   Other accrued liabilities                             2,268                2,170
   Current portion of long-term debt                       103                  101
                                                      --------             --------

Total current liabilities                                7,483                6,920

Long-term debt                                           2,817                2,890
Deferred income taxes                                      381                  381
                                                      --------             --------
Total liabilities                                       10,681               10,191
                                                      --------             --------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value,
    20,000 shares authorized:
    Issued and outstanding: 6,917 and 6,917                  7                    7
   Capital in excess of par value                       46,878               47,206
   Accumulated deficit                                 (18,124)             (19,339)
   Less treasury stock of 732 and 981                   (2,867)              (3,960)
                                                      --------             --------

Total stockholders' equity                              25,894               23,914
                                                      --------             --------

Total liabilities and stockholders' equity            $ 36,575             $ 34,105
                                                      ========             ========

See accompanying notes to consolidated financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                   Three Months Ended    Six Months Ended
                                   ------------------   ------------------
                                   June 30,   July 2,   June 30,   July 2,
                                   --------   -------   --------   -------
                                     1996      1995       1996      1995
                                   --------   -------   --------   -------
Net product sales                   $10,832    $8,154    $21,365   $14,845
Other revenues                          158       117        262       127
                                    -------    ------    -------   -------

Net revenues                         10,990     8,271     21,627    14,972
                                    -------    ------    -------   -------

Costs and expenses:
   Cost of product sales              7,548     5,593     14,957    10,195
   Research & development               575       536      1,151     1,161
   Selling, general and
    administrative                    2,107     1,767      4,207     3,611
                                    -------    ------    -------   -------

    Total costs and expenses         10,230     7,896     20,315    14,967
                                    -------    ------    -------   -------

Income (loss) from operations           760       375      1,312         5
Interest income
(expense) net                        (   10)  (   70)    (    32)   (   70)
                                     ------   ------     -------    ------

Income (loss) before income taxes        750      305      1,280    (   65)

Provision for income taxes                46        -         65         -
                                      ------    ------   -------    -------

Net income (loss)                     $  704    $  305    $1,215    ( $  65)
                                      ======    ======    ======    =======

Net income (loss) per share           $  .10    $  .05    $  .18    $  (.01)
                                      ======    ======    ======    =======

Weighted average shares of common
stock and common stock equivalents     7,107     6,273     6,934      5,851
                                      ======    ======    ======    =======

See accompanying notes to consolidated financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                 Six Months Ended
                                                         --------------------------------
                                                           June 30, 1996     July 2, 1995
                                                         -----------------   -------------
Cash flows from operating activities:
     Net income (loss)                                            $ 1,215         $ (  65)
     Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
     Depreciation and amortization                                  1,144           1,010
     Decrease (increase) in accounts receivable                    (2,221)         (1,355)
     Decrease (increase) in inventories                              (130)         (2,207)
   Decrease (increase) in other current assets                        445          (  449)
     (Decrease) increase in accounts payable
       and accrued liabilities                                        654           1,322
                                                                  -------         -------
Cash provided by (used in) operating activities                     1,107          (1,744)
                                                                  -------         -------
Cash flows from investing activities:
     Decrease (increase) in short-term investments                  1,127           2,068
     Expenditures for property and equipment
        and other assets                                           (1,482)           (857)
                                                                  -------         -------
Net cash (used in) provided by investing activities                 ( 355)          1,211
                                                                  -------         -------
Cash flows from financing activities:
   Increase in(reduction of) long-term debt                           (71)            278
   (Purchase)issuance of treasury stock, net                          672              21
                                                                  -------         -------
Net cash (used in) provided by financing activities                   601             299
                                                                  -------         -------
Net increase (decrease) in cash and cash equivalents                1,353           ( 234)
Cash and cash equivalents, beginning of year                        1,434           1,144
                                                                  -------         -------
Cash and cash equivalents, end of period                          $ 2,787         $   910
                                                                  =======         =======
Supplemental schedule of non-cash
     investing and financing activities:
     Treasury stock used for payment of interest                  $    93         $   110


See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six Months Ended June 30, 1996
                                 (in thousands)
                                  (Unaudited)

                                        Common Stock          Capital in                                        Total
                                       -----------------       excess of      Accumulated       Treasury      Stockholders'
                                       Shares     Amount       par value        Deficit           Stock          Equity
                                       -----      ------       -------         --------         -------         -------
Balance; December 31, 1995             6,917        $7          $47,206         $(19,339)        $(3,960)        $23,914

Interest paid with Treasury stock                                     5                               88              93

Exercise of Options                                               ( 328)                             960             632

Employee Stock Purchase Plan                                      (   5)                              45              40

Net income (loss)                                                                  1,215                           1,215

Balance; June 30, 1996                 6,917        $7          $46,878         $(18,124)        $(2,867)        $25,894
                                       =====        ==          =======         ========         =======         =======




See accompanying notes to consolidated financial statements.

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

Note 2 - Inventories:
- --------------------

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 30, 1996 and December 31, 1995, consisted of the following:

                               June 30, 1996   December 31, 1995
                               -------------   -----------------

          Raw materials               $2,352              $2,696
          Work-in-process              1,396                 989
          Finished goods               3,006               2,939
                                      ------              ------
         Total                        $6,754              $6,624
                                      ======              ======

Note 3 - Commitments:
- --------------------

During the first quarter of 1996, the Company and SONY Corporation signed an Addendum #1 to Supply Agreement. Under the terms of the Amended Agreement, among other things, SONY has agreed to increase its minimum order of anti-reflective film beginning July 1, 1997 and extending through December 31, 2000, and Southwall has agreed to install any necessary additional manufacturing capacity by July 1, 1997.

The Company is currently planning and negotiating to equip a new facility for the manufacturing of anti-reflective film. The Company estimates that it will cost approximately $14 million to equip this facility. The Company is also in negotiations with lending institutions to finance this expansion.

Item 2 -  Management's Discussion and Analysis of Financial Condition and
- -------------------------------------------------------------------------
Results of Operations
- ---------------------

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

Six Months Ended June 30, 1996 and July 2, 1995
- -----------------------------------------------

Net product sales increased to $21.4 million for the first six months of 1996, compared to $14.9 million for the similar period of 1995. Most of the increase was due to $5.4 million of sales of anti-reflective film for the period compared to $.3 million for the similar period last year. In addition, net product sales of energy conservation products increased by $2.7 million and net product sales of electronics products, other than anti-reflective film, increased by approximately $.6 million, more than offsetting a $1.5 million dollar decline in silver reflector film sales and a $.5 million decrease in our discontinued aerospace product sales.

Cost of product sales for the first half of 1996 was 70% of net product sales, compared to 69% for the similar period of 1995. This percentage increase was primarily attributable to some operational problems that occurred during the first quarter of 1996, and to the higher cost of certain metals used in the coating process for most of the Company's products during the first half of 1996.

Research and development expenses, as a percent of net product sales, were 5% for the first six months of 1996, compared to 8% for the similar period in 1995. The percentage decrease was primarily attributable to the increase in net product sales.

Selling, general and administrative expense, as a percent of net product sales, decreased to 20% in the first six months of 1996, from 24% for the similar period in 1995. The percentage decrease was primarily attributable to the increase in net product sales. The absolute dollar increase from $3.6 million in 1995 to $4.2 million in 1996, is attributable to increased sales and marketing expenses associated with the introduction of new products and expansion into the Pacific Rim.

Interest income (expense) net, decreased in 1996 compared to 1995 due primarily to losses realized on sales of short term investments during the second quarter of 1995, and reductions in long term debt, partly offset by a decrease in monies invested in 1996.

As a result of the factors discussed above, the Company reported pre-tax income of $1.3 million for the first six months of 1996, compared to a pre-tax loss of ($.1 million) for the similar period in 1995.

Effective March 31, 1996, the Company terminated its lease of equipment and facilities in Southern California to laminate glass products. The Company continues to market its California Series(TM) clear solar shading laminated glass products, which are being laminated by a sub-contractor, but no longer markets other laminated products.

The termination of this lease and discontinuance of the marketing of certain products, as well as the discontinuance of the aerospace product lines discussed above, had no adverse effect on financial results and is not expected to have any adverse effect on future financial results.


Three Months Ended June 30, 1996 and July 2, 1995
- -------------------------------------------------

Net product sales increased to $10.8 million for the second quarter of 1996, compared to $8.2 million for the similar period of 1995. The increase was due primarily to a $2.7 million increase in sales of anti-reflective film. In addition, net product sales of energy conservation products was up by $.7 million and other electronics products increased by approximately $.2 million, mostly offsetting a $.7 million dollar decline in silver reflector film sales and a $.3 million decrease in our discontinued aerospace product sales.

Cost of product sales for the second quarter of 1996 was 70% of net product sales, compared to 69% for the similar period of 1995. The percentage increase was primarily due to the higher cost of certain metals used in the coating process for most of our products.

Research and development expenses, as a percent of net product sales, were 5% for the second quarter of 1996, compared to 7% for the similar period in 1995. The percentage decrease was primarily attributable to the increase in net product sales. The absolute dollar increase in 1996 is attributable to higher new product development.

Selling, general and administrative expense, as a percent of net product sales, decreased to 19% in the second quarter of 1996, from 22% for the similar period in 1995. The percentage decrease was primarily attributable to the increase in net product sales. The absolute dollar increase from $1.8 million in 1995 to $2.1 million in 1996, is attributable to increased sales and marketing expenses associated with the introduction of new products and expansion into the Pacific Rim.

Interest income (expense) net, decreased in 1996 compared to 1995 due primarily to losses realized on sales of short term investments during the second quarter of 1995, and reductions in long term debt, partly offset by a decrease in monies invested in 1996.

As a result of the factors discussed above, the Company reported pre-tax income of $.8 million for the second quarter of 1996, compared to pre-tax income of $.3 million for the similar period in 1995.


Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, the Company's net working capital was $11.3 million compared with $9.7 million at December 31, 1995. The Company has financed itself through cash flow from operations and its existing cash balances.

From December 31, 1995, to June 30, 1996, cash and short-term investments increased by $.2 million, while accounts receivable increased by $2.2 million. The increase in accounts receivable is primarily attributable to the increase in net revenues from $9.1 million in the fourth quarter of 1995 to $10.8 million in the second quarter of 1996, most of which occurred during the later portion of the quarter.

Additions to property and equipment were approximately $1.2 million during the second quarter of 1996, including $.5 million toward equiping a new facility, still in the planning and design stages, to be dedicated to the production of anti-reflective product. The Company anticipates total capital expenditures of approximately $2.5 million during 1996 for general replacements and discretionary improvements of current facilities. The Company has also issued purchase orders totalling $4.2 million as part of total anticipated commitments of approximately $14 million to equip a new facility to be dedicated to the production of anti-reflective product and to fulfill the supply requirements of a supply agreement.

At June 30, 1996, the Company had $3.8 million of cash and short-term investments and a $6 million revolving line of credit, which is subject to certain financial covenants, and which expires in February 1997, but may be extended for additional one year terms with the bank's approval. As of June 30, 1996, there were no borrowings under this line of credit.
Existing working capital and cash generated from operations are expected to be adequate to satisfy the Company's capital and operating requirements of existing facilities at least through 1996.

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

(a)     The Annual Meeting of Stockholders was held on May 30, 1996.

(b) The meeting included the re-election of five members of the Board of Directors, submitted as Proposal I, whose names are as follows:
           Bruce J. Alexander
           Joseph B. Reagan
           Martin M. Schwartz
           Walter C. Sedgwick
           J. Larry Smart

(c)     Other matters voted upon at the stockholders meeting were:

        Proposal II, ratification of the selection of Price Waterhouse as the Company's independent accountant for the year ending December 31, 1996.

        Shares of Common Stock were voted as follows:

        Proposal I
        (Election of Directors)
                                            Total Vote For   Total Vote Withheld
                                            Each Director    From Each Director
                                            --------------   -------------------
        Bruce J. Alexander                     4,957,566.4              26,200.0
        Joseph B. Reagan                       4,957,566.4              26,200.0
        Martin M. Schwartz                     4,957,566.4              26,200.0
        Walter C. sedgwick                     4,957,566.4              26,200.0
        J. Larry Smart                         4,944,880.4              38,886.0

                                        Broker
                               For      Against      Abstain     Non-Vote
                               ---      -------      -------     --------
        Proposal II
        (Selection of
        Accountants)       4,965,953.4   14,223.0     3,590.0       0

(d)     Settlements between the registrant and any other participant:
           None

Item 5  Other Information
        Not applicable


Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits - None

        (b)  Reports of Form 8-K - None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 13, 1996



                                 By:    /s/  Martin M. Schwartz
                                    ---------------------------------
                                    Martin M. Schwartz
                                    President and
                                    Chief Executive Officer



                                 By:    /s/  Alfred V. Larrenaga
                                    ---------------------------------
                                    Alfred V. Larrenaga
                                    Sr. Vice President and
                                    Chief Financial Officer