Form 10-Q
period 1996-09-29
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1996-11-12
CIK 813619

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the quarterly period ended September 29, 1996
                                    ------------------

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

                           Yes  [X]          No  [_]

As of October 27, 1996 there were 6,467,514 shares of the Registrant's Common Stock outstanding.

This report, including all attachments, contains 12 pages.

                          SOUTHWALL TECHNOLOGIES INC.

                                     INDEX


                                                                Page Number
                                                                -----------

                         PART 1  FINANCIAL INFORMATION

Item 1    Financial Statements:

          Consolidated Balance Sheet - September 29, 1996
          and December 31, 1995......................................3

          Consolidated Statement of Operations -
          three month and nine month periods ended
          September 29, 1996 and October 1, 1995.....................4

          Consolidated Statement of Cash Flows -
          nine months ended September 29, 1996
          and October 1, 1995 .......................................5

          Consolidated Statement of Stockholders' Equity -
          nine months ended September 29, 1996.......................6

          Notes to Consolidated Financial Statements.................7

Item 2    Management's Discussion and Analysis
          of Financial Condition and Results of Operations...........8


                          PART II  OTHER INFORMATION

Item 1    Legal Proceedings.........................................11

Item 2    Changes in Securities.....................................11

Item 3    Defaults Upon Senior Securities...........................11

Item 4    Submission of Matters to a Vote of Stockholders...........11

Item 5    Other Information.........................................11

Item 6    Exhibits and Reports on Form 8-K..........................11

          Signatures................................................12

                         PART 1 FINANCIAL INFORMATION

Item 1  Financial Statements
----------------------------
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)

                                             Sept. 29, 1996    December 31, 1995
                                             --------------    -----------------
                                               (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                    $  2,319              $  1,434
  Short-term investments                          1,005                 2,132
  Accounts receivable, net of allowance
   for doubtful accounts of $708 and $534         7,930                 5,288
  Inventories                                     7,329                 6,624
  Other current assets                              746                 1,166
                                               --------              --------
  Total current assets                           19,329                16,644

Property and equipment, net                      16,884                15,518
Other assets                                      1,821                 1,943
                                               --------              --------
  Total assets                                 $ 38,034              $ 34,105
                                               ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $  4,120              $  3,236
  Accrued compensation                            1,446                 1,413
  Other accrued liabilities                       2,549                 2,170
  Current portion of long-term debt                 104                   101
                                               --------              --------
  Total current liabilities                       8,219                 6,920

Long-term debt                                    2,804                 2,890
Deferred income taxes                               381                   381
                                               --------              --------
  Total liabilities                              11,404                10,191
                                               --------              --------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value,
   20,000 shares authorized:
   Issued and outstanding: 6,917 and 6,917            7                     7
  Capital in excess of par value                 46,792                47,206
  Accumulated deficit                           (17,569)              (19,339)
  Treasury stock, 663 and 981 outstanding        (2,600)               (3,960)
                                               --------              --------
  Total stockholders' equity                     26,630                23,914
                                               --------              --------
  Total liabilities and stockholders' equity   $ 38,034              $ 34,105
                                               ========              ========

See accompanying notes to consolidated financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                               Three Months Ended          Nine Months Ended
                                              --------------------        -------------------
                                              Sept. 29,    Oct. 1,        Sept. 29,   Oct. 1,
                                              --------    --------        --------   --------
                                                1996        1995            1996       1995
                                                ----        ----            ----       ----

Net Product Sales                              $9,932     $9,315          $31,297     $24,160
Other Revenues                                     34         96              296         223
                                               ------     ------          -------     -------
Net revenues                                    9,966      9,411           31,593      24,383
                                               ------     ------          -------     -------
Costs and expenses:
   Cost of product sales                        6,677      6,848           21,634      17,043
   Research and development                       685        476            1,837       1,637
   Selling, general and administrative          2,020      1,720            6,225       5,332
                                               ------     ------          -------     -------
    Total costs and expenses                    9,382      9,044           29,696      24,012
                                               ------     ------          -------     -------
Income from operations                            584        367            1,897         371
Interest income (expense) net                   (  10)     (  22)          (   43)     (   91)
                                               ------     ------          -------     -------
Income before income taxes                        574        345            1,854         280
Provision for income taxes                         19          -               84           -
                                               ------     ------          -------     -------
Net income                                     $  555     $  345          $ 1,770     $   280
                                               ======     ======          =======     =======
Net income per share                           $ 0.08     $ 0.05          $  0.25     $  0.04
                                               ======     ======          =======     =======
Weighted average shares of common
 stock and common stock equivalents             7,004      6,341            6,961       6,279
                                               ======     ======          =======     =======

See accompanying notes to consolidated financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                              ------------------
                                                                        Sept. 29, 1996     Oct. 1, 1995
                                                                        --------------     ------------
Cash flows from operating activities:
   Net income                                                                $ 1,770         $   280
   Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
   Depreciation and amortization                                               1,707           1,597
   Decrease (increase) in accounts receivable                                 (2,642)         (2,413)
   Decrease (increase) in inventories                                           (705)         (2,108)
   Decrease (increase) in other current assets                                   420          (  276)
   (Decrease) increase in accounts payable and accrued liabilities             1,389           1,805
                                                                             -------         -------
Cash provided by (used in) operating activities                                1,939          (1,115)
                                                                             -------         -------
Cash flows from investing activities:
   Decrease (increase) in short-term investments                               1,127           1,919
   Expenditures for property and equipment and other assets                   (2,951)         (1,113)
                                                                             -------         -------
Net cash (used in) provided by investing activities                           (1,824)            806
                                                                             -------         -------
Cash flows from financing activities:
   Increase in(reduction of) long-term debt                                      (83)            266
   (Purchase)issuance of treasury stock, net                                     853               -
   Other changes in paid in capital                                                -             202
                                                                             -------         -------
Net cash (used in) provided by financing activities                              770             468
                                                                             -------         -------
Net increase (decrease) in cash and cash equivalents                             885             159
Cash and cash equivalents, beginning of year                                   1,434           1,144
                                                                             -------         -------
Cash and cash equivalents, end of period                                     $ 2,319         $ 1,303
                                                                             =======         =======
Supplemental schedule of non-cash investing and financing activities:
   Treasury stock used for payment of interest                               $    93         $   110

See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Nine Months Ended September 29, 1996
                                (in thousands)
                                  (Unaudited)

                                                                  Capital in                                 Total
                                                                  ----------                                 -----
                                           Common Stock           excess of     Accumulated    Treasury   Stockholders'
                                           ------------           ---------     -----------    --------   ------------
                                       Shares        Amount       par value       Deficit        Stock       Equity
                                       ------        ------       ---------       -------        -----       ------
Balance; December 31, 1995             6,917           $7         $47,206       $(19,339)      $(3,960)      $23,914

Interest paid with Treasury stock                                       5                           88            93

Exercise of Stock Options                                           ( 414)                       1,227           813

Employee Stock Purchase Plan                                        (   5)                          45            40

Net income                                                                         1,770                       1,770
                                       -----           --         -------       --------       -------       -------

Balance; September 29, 1996            6,917           $7         $46,792       $(17,569)      $(2,600)      $26,630
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

Note 2 - Inventories:
--------------------

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 29, 1996 and December 31, 1995, consisted of the following:

                               September 29, 1996   December 31, 1995
                               ------------------   -----------------

          Raw materials                    $2,611              $2,696
          Work-in-process                   1,688                 989
          Finished goods                    3,030               2,939
                                           ------              ------
             Total                         $7,329              $6,624
                                           ======              ======

Note 3 - Commitments:
--------------------

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

The Company is currently in the process of leasing and equipping a new facility for the manufacturing of anti-reflective film. The Company estimates that it will cost approximately $14 million to equip this facility. The Company is also in negotiations with lending institutions to finance this expansion.

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

Nine Months Ended September 29, 1996 and October 1, 1995
--------------------------------------------------------

Net product sales increased to $31.3 million for the first nine months of 1996, compared to $24.2 million for the similar period of 1995. Most of the increase was due to $7.2 million of sales of anti-reflective film for the period compared to $1.0 million for the similar period last year. In addition, net product sales of energy conservation products increased by $3.4 million and net product sales of electronics products, other than anti-reflective film, increased by approximately $.2 million, more than offsetting a $2.1 million dollar decline in silver reflector film sales and a $.6 million decrease in discontinued aerospace product sales.

Cost of product sales for the three quarters of 1996 was 69% of net product sales, compared to 71% for the similar period of 1995. This percentage decrease was primarily attributable to increased sales volumes, along with a favorable product mix, particularly during the third quarter of 1996, and to the adverse effect on cost of sales of the start up phase of the Company's new anti-reflective film product during the third quarter of 1995. The above favorable factors combined to more than off set the adverse impact on the first nine months of 1996 of taking one of the production machines off line for part of the third quarter for modifications intended to improve product quality and output.

Research and development expenses, as a percent of net product sales, were 6% for the first nine months of 1996, compared to 7% for the similar period in 1995. The percentage decrease was primarily attributable to the increase in net product sales. The absolute dollar increase in 1996 was primarily attributable to higher new product development.

Selling, general and administrative expenses, as a percent of net product sales, decreased to 20% in the first nine months of 1996, from 22% for the similar period in 1995. The percentage decrease was primarily attributable to the increase in net product sales. The absolute dollar increase from $5.3 million in 1995 to $6.2 million in 1996, is attributable to increased sales and marketing expenses associated with the introduction of new products and expansion into the Pacific Rim.

Interest income (expense) net, decreased in the first nine months of 1996 compared to the similar period of 1995 due primarily to losses realized on sales of short term investments during the second quarter of 1995, and reductions in long term debt, partly offset by a decrease in money invested in 1996.

As a result of the factors discussed above, the Company reported pre-tax income of $1.9 million for the first nine months of 1996, compared to pre-tax income of $.3 million for the similar period in 1995.

Effective March 31, 1996, the Company terminated its lease of equipment and facilities in Southern California to laminate glass products. The Company continues to market its California Series(TM) clear solar shading laminated glass products, which are being laminated by a sub-contractor, but no longer markets other laminated products.

The termination of this lease and discontinuance of the marketing of certain products, as well as the discontinuance of the aerospace product lines discussed above, had no adverse effect on operating results and is not expected to have any adverse effect on future operating results.

Three Months Ended September 29, 1996 and October 1, 1995
---------------------------------------------------------

Net product sales increased to $9.9 million for the third quarter of 1996, compared to $9.3 million for the similar period of 1995. The increase was due primarily to a $1.0 million increase in sales of anti-reflective film and a $.5 million increase in net product sales of energy conservation products, which more than offset a $.7 million dollar decline in silver reflector product sales and a $.2 million decrease in electronics product sales, other than anti-reflective film.

Cost of product sales for the third quarter of 1996 was 67% of net product sales, compared to 74% for the similar period of 1995. This percentage decrease was primarily attributable to increased sales volumes, along with a favorable product mix, and to the adverse effect on cost of sales of the start up phase of the Company's new anti-reflective film product during the third quarter of 1995. The above favorable factors combined to more than offset the adverse impact on the third quarter 1996 of taking one of the production machines off line for part of the quarter for modifications intended to improve product quality and output.

Research and development expenses, as a percent of net product sales, were 7% for the third quarter of 1996, compared to 5% for the similar period in 1995. The percentage and absolute dollar increases in 1996 were primarily attributable to higher new product development.

Selling, general and administrative expense, as a percent of net product sales, increased to 20% in the third quarter of 1996, from 18% for the similar period in 1995. The percentage increase and the absolute dollar increase from $1.7 million in 1995 to $2.0 million in 1996, is primarily attributable to increased sales and marketing expenses associated with the introduction of new products and expansion into the Pacific Rim.

As a result of the factors discussed above, the Company reported pre-tax income of $.6 million for the third quarter of 1996, compared to pre-tax income of $.3 million for the similar period in 1995.

Liquidity and Capital Resources
-------------------------------

At September 29, 1996, the Company's net working capital was $11.1 million compared with $9.7 million at December 31, 1995. The Company has financed itself through cash flow from operations and its existing cash and cash equivalent balances.

From December 31, 1995, to September 29, 1996, cash and cash equivalent balances decreased by $.2 million, while accounts receivable increased by $2.6 million. The increase in accounts receivable is primarily attributable to the increase in net revenues from $9.1 million in the fourth quarter of 1995 to $9.9 million in the third quarter of 1996, and due to higher shipments occurring during the later portion of the quarter.

Additions to property and equipment were approximately $1.4 million during the third quarter of 1996, including $1.1 million toward equipping a new facility, to be dedicated to the production of anti-reflective product. The Company anticipates total capital expenditures of approximately $2.5 million during 1996 for general replacements and discretionary improvements of current facilities. The Company has also issued purchase orders totaling $5.6 million as part of total anticipated commitments of approximately $14 million to equip a new facility to be dedicated to the production of anti-reflective product and to fulfill the supply requirements of the supply agreement.

At September 29, 1996, the Company had $3.3 million of cash and short-term investments and a $6 million revolving line of credit, which is subject to certain financial covenants, and which expires in February 1997, but may be extended for additional one year terms with the bank's approval. As of September 29, 1996, there were no borrowings under this line of credit.
Existing working capital and cash generated from operations are expected to be adequate to satisfy the Company's capital and operating requirements of existing facilities at least through 1996.

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

Item 2    Changes in Securities
          Not applicable


Item 3    Defaults upon Senior Securities
          Not applicable


Item 4    Submission of Matters to a Vote of stockholders
          No matters were submitted to a vote of security holders during the quarter ended September 29, 1996.


Item 5    Other Information
          Not applicable


Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibit

          Exhibit 27 -- Financial Data Schedule

     (b)  Reports of Form 8-K - None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 12, 1996               Southwall Technologies Inc.



                                       By:/s/Martin M. Schwartz
                                          ---------------------
                                           Martin M. Schwartz
                                           President and
                                           Chief Executive Officer



                                       By:/s/L. Ray Christie
                                          ------------------
                                           L. Ray Christie
                                           Vice President and
                                           Chief Financial Officer