Form 10-K405
period 1996-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1997-03-31
CIK 813619

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ___________
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended             December 31, 1996
                                    -------------------------------------------

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

                                 Common Stock
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such
filing requirements for the past 90 days.  Yes    X          No
                                               --------         --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 1997, (based upon the closing sales price of the Common Stock on the NASDAQ National Market System on such date) was $35,000,000. For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of January 31, 1997, and Common Stock held by officers and directors of the registrant has been excluded in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

     The number of shares of the registrant's Common Stock outstanding on January 31, 1997, was 6,531,253.


                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the registrant's definitive Proxy Statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

                          SOUTHWALL TECHNOLOGIES INC.

                         1996 FORM 10-K ANNUAL REPORT

                               Table of Contents
                               -----------------

                                                               Page
                                     PART I
ITEM 1.  BUSINESS.............................................   4

ITEM 2.  PROPERTIES...........................................  10

ITEM 3.  LEGAL PROCEEDINGS....................................  10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..  10

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS................................  11

ITEM 6.  SELECTED FINANCIAL DATA..............................  11

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................  12

ITEM 8.  FINANCIAL STATEMENTS.................................  17

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE.........................................  32

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.......  33

ITEM 11. EXECUTIVE COMPENSATION...............................  33

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.....................................  33

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......  33

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K................................  34


                                     PART I
                                     ======

 ITEM 1   BUSINESS

General
-------

     Southwall Technologies Inc. ("Southwall" or the "Company") designs, develops, manufactures and markets sputtered thin-film coatings on wide-web, flexible substrates for energy conservation and electronics applications. The Company has developed and currently offers a variety of thin-film products for the residential and commercial architectural glazing, automotive glazing and electronic display markets. These products include transparent insulation and solar-control films, anti-reflective film for computer monitor CRTs, transparent conductive films for use in touch screen displays, and various other types of commercial film.

     During 1996 and years prior, the Company also manufactured products for various applications in the aerospace industry, including thin-film materials for shielding and other applications, adhesiveless conductive films for use in flexible electronic circuits and films that reduce detectability of objects in selected portions of the electromagnetic spectrum. However, the Company began a phase out of these products during 1996 and is no longer pursuing these markets.

     In September, 1994, the Company entered into an agreement to lease all the assets formerly of Safety Glass, Inc., dba Armour Worldwide Glass, a glass laminator in Southern California. The Company created a subsidiary, Southwall Worldwide Glass Inc., which operated the facility to manufacture the Company's proprietary California Series(TM) solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products. That subsidiary operation was closed in March 1996 and certain custom and laminated glass products were discontinued. The Company continues to manufacture the proprietary California Series(TM) solar control product line.

     Effective October 31, 1994, the Company acquired Sunflex L.P. which assembles and markets aftermarket film, mesh and glass anti-reflective filters primarily for personal computer monitors under such trademark names as Krystal Clear(TM), OPTIVIEW(TM) and Protector(TM).

Markets and Products
--------------------

     Southwall is currently supplying products for use in two broad markets: energy conservation and electronic displays. The Company's current commercial products include: (1) its family of transparent Heat Mirror(TM) films for high performance architectural glazing applications, (2) transparent coatings for use in conjunction with architectural and automotive glazing laminates and applied film to provide solar control to windows, (3) anti-reflective films, both OEM and after market, (4) its Altair(TM) family of transparent conductors, (5) laminated glass products, and (6) other commercial thin-film products.

Energy Conservation Products
----------------------------

     Heat Mirror - Transparent Window Insulation
     -------------------------------------------

     The Company offers a family of Heat Mirror films with various shading and insulating properties. Windows are primary areas of heat loss in winter and a major source of heat gain in summer. Windows containing Heat Mirror, while generally more expensive, have approximately double the insulating capacity of conventional double-pane windows, and transmit high levels of visible light with desired degrees of shading. Heat Mirror films, which are sold in rolls to window manufacturers, are suspended in the airspace between sealed double-pane residential and commercial windows. The Company has developed and patented this film-mounting technology, which it licenses to window fabricators. The Company currently offers a variety of different Heat Mirror films for residential and commercial architectural applications, including Heat Mirror with XUV(R) fading protection.

     The Company believes that the Heat Mirror and Heat Mirror related Superglass(R) system is the most comprehensive window glass product available today, providing R-8 to R-10 insulation, transparent solar shading and protection from damaging ultraviolet radiation, while also reducing noise and condensation build-up.

     Sales of the Company's Heat Mirror products have been subject to seasonal buying patterns in the past. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Solar-Control Films for Laminated Glazing Applications
     ------------------------------------------------------

     The Company's Heat Mirror XIR(R) Coating is a transparent, sputter-coated, polyester film used in laminated safety glass for architectural and automotive applications. The film has a patented, transparent solar-control coating on one side and a proprietary adhesion-promotion layer on the other side.

     The Company's California Series laminated glazing product is comprised of Heat Mirror XIR, PVB and glass, for architectural and specialty transportation applications such as agricultural and construction vehicles.

     Applied Solar-Control Films
     ---------------------------

     Another glazing product utilizing the Heat Mirror XIR coating is Solis(R) solar-control films for the retro-fit market for both architectural and automotive glass. The product has a protective hard coat over the patented, transparent solar-control coating on one side and an adhesion layer on the other side and is applied to existing windows.

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

Electronic Products
-------------------

     Anti-Reflective Film and Filters
     --------------------------------

     Southwall's anti-reflective film for computer monitor CRTs minimize reflection of ambient light, electromagnetic interference ("EMI") radiation and static. This film is currently sold primarily to Sony Corporation under a supply agreement for use in Sony's manufacture of CRTs. The Company, through its Southwall-Sunflex, Inc. subsidiary, markets aftermarket mesh, glass and film anti-reflective filters primarily for personal computer monitors under such trademark names as Krystal Clear(R), OPTIVIEW lite(R), and Protector(R).

     Transparent Conductors
     ----------------------

     Southwall currently markets several transparent conductive thin-films under the brand names ALTAIR-O(TM) and ALTAIR-M(TM). Transparent conductive thin films combine high visible light transmission with electrical conductivity and environmental stability. They are typically used where the circuit or conductive material must not obscure visual information behind the coating. ALTAIR-M films are sold in roll and sheet form for incorporation into such electronic devices as touch panels, liquid crystal displays and electroluminescent lighting and displays. ALTAIR films are also used in EMI shielding, infrared rejection and electrostatic discharge packaging applications.

     Other Products
     --------------

     Southwall manufactures a variety of other commercial thin-films, including highly reflective coatings for use in optical storage media.


Manufacturing
-------------

     Three large-scale sputtering production machines currently provide most of the Company's sputtered thin-film coatings manufacturing capacity. The Company also uses two small-scale sputtering machines for smaller production runs, and research and development projects.

     The Company has committed to a lease and is currently in the process of equipping a new facility for the manufacturing of anti-reflective film. The Company estimates that it will cost approximately $14 million to equip this facility, of which approximately $2.4 million was expended in 1996, approximately $9 million will be spent in 1997 and an additional $3 million in 1998. The Company secured $5 million of financing for the project from a lending institution during December 1996 and is in negotiations with lending institutions to finance the balance of the costs of this expansion.

     The Company anticipates that the new manufacturing facility will begin operations according to schedule and that adequate financing for the facility will be obtained. To the extent that completion of the new facility is delayed or the Company is not able to obtain necessary financing for the facility on commercially reasonable terms, if at all, the Company's business and results of operations could be materially adversely affected.

Sources of Supply
-----------------

     The Company has more than one supplier for much of its raw materials and maintains inventories and close working relationships with its suppliers to ensure timely and reliable delivery. The substrates used in the manufacture of Heat Mirror and anti-reflective film are currently available only from a single source. In each case, an alternative source of supply is being pursued, however, there can be no assurance that alternative sources of supply will be successfully developed. Although Southwall has not experienced major interruptions in production due to a shortage of raw materials, prolonged supply shortages would materially and adversely affect the Company's manufacturing operations, business and financial performance.


Research and Development
------------------------

     Southwall's research and development activities are focused upon the development of new proprietary products, thin-film materials science, and deposition process optimization and automation. Company-funded research and development expenditures totaled $2,310,000, $2,069,000 and $2,487,000, 11%, 6%
and 6% of total net revenues during, 1994, 1995 and 1996, respectively.

Marketing and Customers
-----------------------

     The Company markets its products to OEMs in the United States, Canada, Europe, the middle East and Asia principally through its own direct sales force and sales representatives. Mitsui and Marubeni Corporation, are the Company's distributors for Heat Mirror and certain electronics products in Japan. Mitsui also has exclusive manufacturing rights for certain of the Company's electronics products in Japan using the Company's proprietary sputtering technology. Approximately 80%, 63% and 46% of the Company's net product sales (see below) resulted from sales to customers located in the United States in 1994, 1995 and 1996, respectively.

     In 1992, the Company established and staffed a European office to provide marketing, sales and field service support in Europe primarily for the Company's Heat Mirror product line.

     In 1995, the Company established and staffed a sales office in Hong Kong to provide marketing and sales support in Australia and Asia, primarily for the Company's window products. That office was moved to Singapore during 1996.

     In 1995, Southwall started selling its proprietary anti-reflective film under a Supply Agreement to Sony Corporation, Japan for computer monitor CRTs. During the first quarter of 1996, the Company and Sony Corporation signed an Addendum #1 to Supply Agreement. Under the terms of the amended agreement, among other things, Sony has agreed to increase its minimum order of anti-reflective film beginning July 1, 1997 and extending through December 31, 2000, and Southwall has agreed to install any necessary additional manufacturing capacity by July 1, 1997.

     Southwall supplies Heat Mirror products to approximately 60 insulating glass and window fabricators and distributors worldwide. The Company's proprietary mounting technology is licensed to its customers, who must acquire or build specialized mounting equipment for the manufacture of Heat Mirror-equipped windows. The Company's Field Services organization trains customers in the manufacture of

Heat Mirror-equipped windows.

     In North America, the Company also promotes its Heat Mirror product line, including its California Series laminated glazing product to the design community, through approximately 30 regionally based architectural sales representatives.

     The Company sells its anti-reflective filters primarily through independent direct sales organizations.

     Southwall's products are sold with a limited warranty. The Company has not experienced significant product returns and the costs of its warranty programs have not been substantial.

     A small number of customers have accounted for a substantial portion of the Company's revenues. The Company's ten largest customers accounted for 47% and 53% of net product sales in 1995 and 1996, respectively. The loss of any of these customers could have a materially adverse effect on the Company's operating results. The Company anticipates that customer concentration will continue for the foreseeable future.

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

     Southwall has a number of present and potential competitors, many of which have greater financial resources and greater selling, marketing and technical resources than the Company. Other U.S. companies serving some of the same markets as the Company include Material Sciences Corporation and Optical Coating Laboratories, Inc. One of the largest U.K. polymer film companies, Courtaulds PLC, entered the market in the mid-1980's by acquiring certain U.S. thin-film manufacturers. The Company also competes in certain markets with a number of Japanese companies. Southwall believes that competition for its commercial products comes primarily from other types of films, various chemical coatings and solar control coatings deposited directly on glass, and heat absorbing glass, and that the principal competition to its electronic display products is currently from non-thin-film alternatives as well as thin-film alternatives.

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

     The Company has twenty-six (26) patents and seven (7) patent applications pending in the United States that cover materials, processes, products and production equipment. The Company also has patents and patent applications pending in various foreign countries covering the same technology. Expiration dates for the various patents range from 1997 to 2014. Southwall considers its proprietary technology, as well as its patent protection, to be a significant factor in its business. There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide adequate protection for the technology or product covered by it. In addition, other companies and universities have obtained patents covering film configurations and processes. The Company has obtained licenses under some of these patents and may from time to time require licenses under additional patents. There can be no assurance that Southwall will be able to obtain such licenses, if required, upon commercially reasonable terms or at all.

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

Employees
---------

     As of December 31, 1996, Southwall had 215 regular full-time employees, of whom 31 were engaged in engineering, 128 in manufacturing, and 56 in selling, general management, finance and administration. The Company is highly dependent upon the existence and continuing services of certain key scientists, engineers and management personnel. The loss of services of these employees could have a materially adverse impact on the business and prospects of the Company. Many of the Company's employees are highly skilled, and the Company faces strong competition in recruiting and retaining such personnel.

     None of the Company's employees are covered by a collective bargaining agreement, and the Company has not experienced any work stoppages. The Company believes that its employee relations are good.

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

 ITEM 2.  PROPERTIES

     Southwall's administrative, marketing, engineering and manufacturing facilities are located in five buildings totaling approximately 119,000 square feet in Palo Alto, California, and 15,000 square feet in Sligo, Ireland where most of the Company's anti-reflective filters are assembled. The buildings are occupied under leases that expire from May 1997 to December 1999, with options to extend some of these leases for terms expiring through 2009. In November 1996, the Company committed to lease of a manufacturing facility currently under construction in Tempe, Arizona, for ten years, plus two five year options, to begin May 1, 1997. The Company believes that these facilities are suitable for it's manufacturing requirements at least through 1997. However, should demand for the Company's products increase significantly, additional facilities could be necessary. The Company believes that such additional facilities could be available at reasonable costs.

 ITEM 3.  LEGAL PROCEEDINGS

     The Company has been named a defendant in a lawsuit filed on April 5, 1996 by one of its customers in the United States District Court for the Eastern District of New York. The Lawsuit in federal court alleges certain unfair competition, tort and contractual violations by the Company and seeks relief in an aggregate amount in excess of $35 million. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

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

Common Stock Prices:
-------------------

                1995 by Quarter      High    Low
                ---------------     ------  ------
                      1st            $3.25   $2.69
                      2nd            $3.25   $2.88
                      3rd            $4.88   $2.94
                      4th            $4.44   $3.63


                1996 by Quarter      High    Low
                ---------------     ------  ------
                      1st            $6.50   $4.13
                      2nd            $9.63   $5.38
                      3rd            $7.88   $5.50
                      4th            $7.00   $5.63

     The Company has not paid cash dividends and has no present plans to do so. There were approximately 2,600 stockholders at December 31, 1996, which includes stockholders of record and an estimate of the number of stockholders holding Common Stock in broker name.


ITEM 6.  SELECTED FINANCIAL DATA

                                                            Year ended December 31,
                                                ----------------------------------------------
                                                  1992      1993      1994     1995     1996
                                                --------  --------  --------  -------  -------
                                                    (In thousands, except per share data)
Statement of Operations Data:
-------------------------------

 Revenues (1)                                    $23,318   $18,501   $21,739   $33,501  $41,720
 Income (loss) from
  operations (2)                                    (429)   (1,509)   (3,913)      726    2,568
 Net income (loss)                                    53    (1,324)   (3,888)      633    2,427
 Net income (loss) per
  share                                          $   .01   $  (.23)  $  (.67)  $   .10  $   .35
 Weighted average
   shares outstanding                              6,372     5,792     5,808     6,315    7,026

(1) Includes $3.5 million in 1992 and $1.1 million in 1993 of revenues from sale of a production machine constructed for a Southwall customer in Japan in connection with a license agreement.

(2) Includes $1 million of charges during the fourth quarter of 1994 to eliminate three minor product lines ($.5 million) and to consolidated facilities ($.5 million).

                                         December 31,
                          -------------------------------------------
                           1992     1993     1994     1995     1996
                          -------  -------  -------  -------  -------
                                        (In thousands)
Balance Sheet Data:
------------------------
 Working capital          $10,134  $10,955  $ 8,102  $ 9,724  $15,846
 Total assets              34,782   33,420   31,372   34,105   42,509
 Long-term obligations      3,182    3,028    2,947    3,271    7,001
 Stockholders' equity      27,844   26,766   22,988   23,914   27,597

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

     This Form 10-K Report may contain, in this section and elsewhere in the report, forward looking statements as that term is defined in the Private Securities Reform Act of 1995, including, without limitation, statements regarding the Company's expectations, beliefs intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

     General
     -------

     The Company has experienced significant fluctuations in quarterly results of operations. Revenues have varied from quarter to quarter due to the seasonal buying patterns for the Company's Heat Mirror products, which typically have been strongest in the second and third quarters and the timing of short-term sales contracts. Sales of the Company's energy conservation products are significantly influenced by the residential and commercial construction industries, and reduction in construction has generally resulted in a reduction in the sales of the Company's Heat Mirror products. In addition, revenues and operating results have historically varied from quarter to quarter as a function of the utilization of the Company's production machines. Manufacturing inefficiencies have resulted from underutilization of capacity, primarily in 1994, the development and introduction of new products and the changing mix of
products manufactured.   Primarily as a result of these factors and in view of
the Company's strategy of developing additional applications for its thin-film technology, and its ongoing practice of upgrading its manufacturing processes, the Company may continue to experience quarterly fluctuations in its results of operations.

     Although the Company has not experienced any significant amount of inventory obsolescence and believes that its inventory is recoverable, obsolescence of the Company's products could be affected by technological change, competition, loss of customers and reduction in demand, among other factors.

     Effective September 1, 1994, the Company commenced leasing all the assets formerly owned by Safety Glass, Inc., dba Armour Worldwide Glass, located in Southern California, under a five year operating lease for $40 per month. A wholly-owned subsidiary, Southwall Worldwide Glass Inc. ("SWGI"), was created to operate the facility and to manufacture the Company's proprietary California Series solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products. The Company closed that subsidiary operation in March, 1996 and certain custom and laminated glass products were discontinued. The Company continues to manufacture the proprietary California Series solar control product line.

     Effective October 31, 1994, the Company acquired Sunflex L.P. ("Sunflex") for $500, which will only be paid from Sunflex's operating income, if any, over the four calendar years ending December 31, 1998. Sunflex assembles and markets aftermarket mesh, glass and film anti-reflective filters primarily for personal computer monitors. Sunflex did not have operating income in 1995 or 1996, and, as a result, no payments have been made to previous owners.

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

                                      Percentage of        Period to Period
                                     Total Revenues              Change
                                -----------------------   -------------------
                                      December 31,         1995         1996
                                -----------------------     vs.         vs.
                                 1994    1995      1996    1994         1995
                                ------  ------    -----   ------       ------
Total revenues                  100.0   100.0     100.0     54.1        24.5

Costs and expenses:
  Cost of sales                  79.3    69.4      67.0     34.9        20.1
  Research and development       10.6     6.2       6.0    (10.4)       20.2
  Selling, general and
   administrative                28.0    22.2      20.9     22.1        17.3

  Total costs and expenses      118.0    97.8      93.8     27.8        19.5

Income(loss) from operations    (18.0)    2.2       6.2        -       253.7

Interest income(expense), net      .1    (0.3)      (.1)   (48.6)      (72.6)

Income(loss) before income
  taxes                         (17.9)    1.9       6.1        -       302.9

Provision for income taxes          -       -        .3        -           -

Net income (loss)               (17.9)    1.9       5.8        -       283.4

 Results of Operations (in thousands)
 -----------------------------------

          1996 Compared to 1995
          ---------------------

          The Company's net sales were $41.7 million for 1996 compared to $33.5 million in 1995, a 25% increase. Net sales of electronic products, including sales of the Company's new anti-reflective film for computer monitors, increased by approximately $7.8 million. In addition, net sales of energy conservation products increased by approximately $1.7 million, offsetting a decrease of approximately $1.3 million in discontinued product sales.

          Cost of sales for 1996 was 67% of sales compared to 69% for 1995. The percentage decrease was primarily due to increased sales volume and the related improvement in manufacturing efficiencies.

          Research and development expenses, as a percent of sales, were 6% for 1996, compared to 6% for 1995. The absolute dollar increase in 1996 is due to an increased amount of new product development.

          Selling, general and administrative expenses, as a percent of net sales, decreased to 21% in 1996, from 22% in 1995 due to increased sales volume. The increase from $7.4 million in 1995 to $8.7 million in 1996, is attributable to the new operations discussed above, and increased sales and marketing expenses associated with the introduction of new products and continued expansion in the Pacific Rim.

          As a result of the factors discussed above, the Company reported a pre-tax income of $2.5 million for 1996, compared to a pre-tax income of $.6 million for 1995.


          1995 Compared to 1994
          ---------------------

          The Company's net sales were $33.5 million for 1995 compared to $21.7 million in 1994, a 54% increase. Of this increase, which was primarily volume related, approximately $2.5 million was from the new operations discussed above. In addition, net sales of energy conservation products increased by approximately $6.5 million, and net sales of electronic products, including sales of the Company's new anti-reflective film product for computer monitors, increased by approximately $3.5 million, offsetting a decrease of approximately $.5 million in aerospace and other product sales.

          Cost of sales for 1995 was 69% of sales compared to 79% for 1994. The percentage decrease was primarily due to increased sales volume and the related improvement in manufacturing efficiencies.

          Research and development expenses, as a percent of sales, were 6% for 1995, compared to 11% for 1994. The decrease is primarily attributable to an increased volume of sales. The absolute dollar decrease in 1995 is due to a decreased amount of new product development.

          Selling, general and administrative expenses, as a percent of net sales, decreased to 22% in 1995, from 28% in 1994 due to increased sales volume. The increase from $6.1 million in 1994 to $7.4 million in 1995, is attributable to the new operations discussed above, and increased sales and marketing expenses associated with the introduction of new products and expansion in the Pacific Rim.

          As a result of the factors discussed above, the Company reported a pre-tax income of $.6 million for 1995, compared to a pre-tax loss of $3.9 million for 1994.


          Liquidity and Capital Resources
          -------------------------------

          At December 31, 1996, the Company's net working capital was $15.8 million compared to $9.7 million at December 31, 1995. For the past four years the Company has financed its operations primarily from existing cash and cash flow from operations.

          In the first quarter 1996, the Company entered into an addendum to a previous supply agreement with a major customer which provides for certain "best efforts" sales and purchase commitments of the Company's anti-reflective film from the date of the addendum through June 30, 1997. Beginning July 1, 1997, the Company is firmly committed to supply and the customer is committed to purchase fixed volumes for the period July 1, 1997 through December 31, 1997, and annually thereafter until December 31, 2000. Should either the Company fail to supply or the customer fail to purchase the specified quantities, a penalty, which is based on the sales price to the customer from the prior period, must be paid to the other. In order to meet the supply commitment, additional capacity is planned to be on line during the second half of 1997. The Company estimates that it will cost approximately $14 million to equip this facility, approximately $2.4 million of which was expended during 1996, approximately $9 million which will be expended during 1997 and approximately $3 million during 1998. During December, 1996, the Company obtained partial financing for this project in the amount of $5.0 million under a four year term loan secured by an existing production machine.

  From December 31, 1995 to December 31, 1996, cash and short-term investments increased by $3.9 million, primarily from cash generated by operations and debt financing; partially offset by expenditures for property and equipment. Accounts receivable increased by $1.8 million and inventories increased by $1.8 million. The increase in accounts receivable is primarily attributable to the increase in net revenues from $9.1 million in the fourth quarter of 1995 to $10.1 million in the fourth quarter of 1996, and to the timing of sales, most of which occurred during the later portion of the quarter. The increase in inventories is primarily due to strong production during the fourth quarter and preparing for anticipated continued growth in orders in the first quarter of 1997.

          The Company anticipates total capital expenditures of approximately $2.5 million during 1997, in addition to the amounts relating to the new facility described above. If demand for the Company's products increase significantly, additional capital expenditures could be necessary.

          At December 31, 1996, the Company had $7.4 million of cash and short-term investments, a $6 million line of credit and a $5 million term loan, which are subject to certain financial covenants. As of December 31, 1996, there were no borrowings under the line of credit. Additional debt financing of $6 million is currently being negotiated, and the Company has received proposals for a bridge loan from it's line bank and for an additional term loan from a financing institution. Under the proposal from the Company's line bank, the line of credit could be reduced to as low as $3 million should the Company accept the $6 million bridge loan as proposed by the bank, but would increase back to $6 million when the bridge loan is converted to a term loan, which is anticipated to occur during the third or fourth quarter of 1997.

          Existing working capital and cash generated from operations are expected to be adequate to satisfy the Company's capital and operating requirements, excluding the expansion project, at least through 1997. The Company believes that long term debt funding received during December, 1996 and the above described additional financing currently under negotiation will satisfy the Company's requirements for financing of the manufacturing facility expansion project currently under way. Failure to generate sufficient cash flow from operations or external sources would have a material adverse effect on the Company.

ITEM 8.    FINANCIAL STATEMENTS


                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and
Stockholders of Southwall Technologies Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Southwall Technologies Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
San Jose, California
January 24, 1997

                          SOUTHWALL TECHNOLOGIES INC.
                          CONSOLIDATED BALANCE SHEETS
                       --------------------------------
                                (in thousands)
                                    ASSETS
                                    ------

                                     December 31,
                                   1 9 9 5   1 9 9 6
                                  --------  --------
Current assets:
 Cash and cash equivalents        $  1,434  $  7,419
 Short-term investments              2,132         7
 Accounts receivable, net            5,288     7,097
 Inventories                         6,624     8,406
 Other current assets                1,166       828
                                  --------  --------
    Total current assets            16,644    23,757

Property and equipment, net         15,518    17,223
Other assets                         1,943     1,529
                                  --------  --------
    Total assets                  $ 34,105  $ 42,509
                                  ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
 Accounts payable                                $  3,236   $  2,635
 Accrued compensation                               1,413      2,141
 Other accrued liabilities                          2,170      1,954
 Current portion of long-term debt                    101      1,181
                                                 --------   --------
  Total current liabilities                         6,920      7,911

Long-term debt                                      2,890      6,591
Deferred income taxes                                 381        410
                                                 --------   --------
Total liabilities                                  10,191     14,912
                                                 --------   --------

Commitments (Note 6)

Stockholders' equity:
 Common stock, $.001 par value, 20,000 shares
  authorized; issued and outstanding 6,917
  and 6,917                                             7          7
 Capital in excess of par value                    47,206     46,673
 Notes receivable                                       -       (596)
 Accumulated deficit                              (19,339)   (16,912)
 Less cost of treasury stock, 981 and
  390 shares outstanding                           (3,960)    (1,575)
                                                 --------   --------
   Total stockholders' equity                      23,914     27,597
                                                 --------   --------
 Total liabilities and
  stockholders' equity                           $ 34,105   $ 42,509
                                                 ========   ========

                See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands, except per share data)

                                               Year ended December 31,
                                            1 9 9 4    1 9 9 5    1 9 9 6
                                           --------   --------   --------
Net revenues                               $ 21,739   $ 33,501   $ 41,720

Costs and expenses:
  Cost of sales                              17,247     23,265     27,936
  Research and development                    2,310      2,069      2,487
  Selling, general and administrative         6,095      7,441      8,729
                                           --------   --------   --------
         Total costs and expenses            25,652     32,775     39,152
                                           --------   --------   --------

Income (loss) from operations               ( 3,913)       726      2,568

Interest income(expense), net                    24    (    95)   (    26)
                                           --------   --------   --------

Income (loss) before income taxes           ( 3,889)       631      2,542

Provision (benefit) for income taxes        (     1)   (     2)       115
                                           --------              --------

Net income (loss)                          $ (3,888)  $    633   $  2,427
                                           ========   ========   ========

Net income (loss) per share                 $(  .67)      $.10       $.35
                                           ========   ========   ========

Weighted average shares of common stock
  and dilutive common stock equivalents       5,808      6,315      7,026
                                           ========   ========   ========

                See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                                (in thousands)


                           Common Stock   Capital in                                      Total
                          --------------  Excess of    Notes    Accumulated  Treasury  Stockholders'
                          Shares  Amount  Par Value  Receivable   Defecit      Stock      Equity
                          ------  ------  ---------  ----------   -------      -----      ------
Balance, Jan. 1,
1994                       6,911   $  7   $47,323     $   -      $(16,084)    $(4,480)    $26,766

Acquisition of 25
 shares of treasury
 stock at cost                                                                    (91)        (91)

Shares issued through:
 Interest paid with
  stock                                       (55)                                225         170
Sales to employees
 under Stock Purchase
  Plan                         6      *         5                                  26          31

Net loss                                                           (3,888)                 (3,888)
                          -----------------------------------------------------------------------
Balance, Dec. 31,
 1994                      6,917      7    47,273         -       (19,972)     (4,320)     22,988

Shares issued through:
 Interest paid with
  stock                                        18                                 125         143
 Exercise of options                          (55)                                156         101
 Sales to employees
  under Stock Purchase
  Plan                                        (30)                                 79          49

Net income                                                            633                     633
                          -----------------------------------------------------------------------

Balance, Dec. 31,
 1995                      6,917      7    47,206         -       (19,339)     (3,960)     23,914

Shares issued through:
 Interest paid with
  stock                                        86                                 193         279
 Exercise of options                         (751)                              2,111       1,360
 Stock option loans                                    (596)                                 (596)
 Stock option other                           123                                             123
 Sales to employees
  under Stock Purchase
  Plan                                          9                                  81          90

Net income                                                          2,427                   2,427
                          -----------------------------------------------------------------------
Balance, Dec. 31,
 1996                      6,917   $  7   $46,673    $ (596)     $(16,912)    $(1,575)    $27,597
                          ======   ====   =======    ======      ========     =======     =======

*Indicates amount less than $500.

                See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)

                                            Year ended December 31,
                                           1994      1995      1996
                                         -------   -------   -------
Cash flows from operating activities:
  Net income (loss)                       $(3,888)  $   633   $ 2,427
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
  Depreciation and amortization             2,059     2,157     2,313
  Decrease (increase) in
    accounts receivable                    (1,502)   (1,568)   (1,809)
  Decrease (increase) in
   inventories                                825    (2,717)   (1,782)
  Decrease (increase) in other
   current assets                        (     8)   (  365)      367
  (Decrease) increase in accounts
   payable and accrued liabilities          2,075     1,607       190
                                          -------   -------   -------

Cash provided by (used in)
  operating activities                    (  439)   (  253)    1,706
                                         -------   -------   -------

Cash flows from investing activities:
  Decrease(increase) in
   short-term investments                  1,531     1,919     2,125
  Expenditures for property and
   equipment and other assets             (1,053)   (1,561)   (3,604)
                                         -------   -------   -------

Net cash (used in) provided by
  investing activities                       478       358    (1,479)
                                         -------   -------   -------

Cash flows from financing activities:
  Proceeds from issuance of
   stock, net of related costs                31        --        --
  (Decrease) increase of long-term
   debt                                   (  175)       35     4,781
  (Purchase) issuance of treasury
   stock, net                             (   91)       50       977
                                         -------   -------   -------

 Net cash (used in) provided by
 financing activities                     (  235)      185     5,758
                                         -------   -------   -------
Net increase (decrease) in cash
 and cash equivalents                     (  196)      290     5,985

Cash and cash equivalents, beginning
 of year                                   1,340     1,144     1,434
                                         -------   -------   -------

Cash and cash equivalents, end of year   $ 1,144   $ 1,434   $ 7,419
                                         =======   =======   =======

Supplemental cash flow disclosures:
  Interest paid                          $    36   $    40   $    45
  Income taxes paid                      $(    1)  $(    2)  $   118
Supplemental schedule of non-cash
 investing and financing activities:
  Property and equipment acquired via
   capital lease                        $     --   $   224   $    --
  Treasury stock used for payment
   of interest                          $    170   $   143   $   279

                See accompanying notes to financial statements.

                          SOUTHWALL TECHNOLOGIES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                     (in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------

Operations
----------

     Southwall Technologies Inc. (the "Company") operates in a single industry segment and is engaged in the design, development and production of thin film coatings on flexible substrates. These coatings selectively absorb, reflect or transmit certain types of electromagnetic radiation for use in energy conservation and electronics applications. The Company has developed and currently markets a variety of thin-film products for the residential and commercial architectural glazing, automotive glazing and electronic display markets. These products include transparent insulation and solar-control films, anti-reflective film for computer monitor CRTs, transparent conductive films for use in touch screen displays, and various other commercial film.

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

Management estimates
--------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The Company has classified its short-term investments as "available-for-sale securities." At December 31, 1996, the difference between cost and fair market value was insignificant and the gains/losses on sales of securities during the year were insignificant.

Concentration of credit risk
----------------------------

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of investments and trade accounts receivable.

     The Company invests, as stated above, in a variety of financial instruments. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

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

Accounts receivable
-------------------

     Accounts receivable are stated net of allowance for doubtful accounts of $534 and $682 at December 31, 1995 and 1996, respectively.

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

Intangible assets
-----------------

     Patents, licenses and trademarks relating to the Company's commercial products are stated at cost less accumulated amortization. Amortization is computed on the straight-line basis over terms of up to 17 years. At December 31, 1995 and 1996 patents, licenses and trademarks are included in other assets at a cost of $906 and $882, net of accumulated amortization of $703 and $817, respectively. Amortization expense for 1994, 1995 and 1996 was $103, $136 and $121, respectively.

Stock options
-------------

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

Income taxes
------------

     Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Net income (loss) per share
----------------------------

     Net income (loss) per share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares include the effect of stock options utilizing the modified treasury stock method. Under the modified treasury stock method, all stock options are assumed exercised whether dilutive or not, and the proceeds from the assumed exercise are applied in steps. First, stock is assumed to be repurchased up to a maximum of 20% of the actual outstanding shares. Any remaining proceeds are assumed to be used to reduce debt, and then to acquire outstanding government securities. For purposes of this calculation, net income is adjusted by the after tax interest effect related to such assumed transactions. The result of the two step approach is aggregated and, if dilutive, enters into the earnings per share calculation. The modified treasury stock method can result in different earnings per share than those calculated using the treasury stock method. In the periods presented, the assumed repurchase of stock was less than 20% of the actual outstanding shares, therefore there was no pro forma earnings adjustment. Convertible debentures are not included since they are anti-dilutive.

NOTE 2 - BALANCE SHEET DETAIL:
-----------------------------------

 Inventories:                                December 31,
 ----------------------------------      -------------------
                                          1 9 9 5    1 9 9 6
                                         --------   --------
  Work-in-process                        $    989   $  1,848
  Raw materials                             2,696      2,869
  Finished goods                            2,939      3,689
                                         --------   --------
                                         $  6,624   $  8,406
                                         ========   ========


 Property and Equipment:                     December 31,
 ---------------------------------       -------------------
                                          1 9 9 5    1 9 9 6
                                         --------   --------
  Machinery and equipment                $ 29,499   $ 30,377
  Leasehold improvements                    2,518      2,565
  Furniture and fixtures                    2,553      2,625
  Construction-in-process                     313      3,122
                                         --------   --------
                                           34,883     38,689
  Less - accumulated depreciation
   and amortization                       (19,365)   (21,466)
                                         --------   --------
                                         $ 15,518   $ 17,223
                                         ========   ========

          Depreciation and amortization expense for the years ended December 31, 1994, 1995 and 1996 was $1,956, $2,021 and $2,192 respectively.

Other Accrued Liabilities:                  December 31,
--------------------------              --------------------
                                        1 9 9 5     1 9 9 6
                                        --------    --------
Reserve for warranties and sales
returns                                 $    394    $    875
Other, including $441 for facility
consolidation in 1995                      1,776       1,079
                                        --------    --------
                                          $2,170    $  1,954
                                        ========    ========

NOTE 3 - LONG-TERM DEBT:
-----------------------

          The Company's long term debt includes a $2.65 million convertible debenture, due May 31, 1999, bearing interest, payable semi-annually with the Company's common stock, at 2% below prime, but not less than 7% nor higher than 11%, and convertible into the Company's common stock at a price of $9.95 per share (subject to certain adjustments).

          Also included is a $5 million Promissory Note dated December 16, 1996, secured by an existing production machine, at an interest rate of 9.7037%, and the Company is subject to certain financial covenants. The note is payable in monthly installments plus interest for a term of 48 months. Principal reductions of the note are scheduled as follows:

              Principal
Year          Reduction
----          ---------
1996            $  125
1997             1,075
1998             1,184
1999             1,304
2000             1,312
                ------
Total           $5,000
                ======

NOTE 4 - INCOME TAXES:
---------------------

          The income tax provision in 1996 results primarily from minimum tax liabilities related to federal taxes and foreign withholding taxes on royalty payments. The effective income tax rate differs from the federal statutory rate primarily as a result of the utilization of net operating loss carryforwards. The deferred tax assets valuation allowance at December 31, 1994, 1995 and 1996 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regards to the realizability of these tax assets such that a full valuation allowance is necessary. During 1994, 1995 and 1996, the Company realized $0, $.4 and $.6 million respectively of deferred tax assets previously reserved.

          Deferred tax (liabilities) assets are comprised of the following:

                                      December 31,
                                   -------------------
                                   1 9 9 5    1 9 9 6
                                   --------   -------
 Depreciation                      $ (3,310)  $(3,379)
 Other                               (  172)   (  283)
                                   --------   -------

 Gross deferred tax liabilities      (3,482)   (3,662)
                                   --------   -------

Inventory reserves                      340       320
Write-down of fixed assets              964       400
Other                                 1,414     2,179
Loss carryforwards                    7,363     6,740
Credit carryforwards                  1,050     1,050
                                   --------   -------

Gross deferred tax assets            11,131    10,689
                                   --------   -------

Deferred tax assets valuation
  allowance                          (7,649)   (7,027)
                                   --------   -------

Net deferred taxes                 $     -    $     -
                                   ========   =======

          At December 31, 1996 the Company had net federal operating loss carryforwards of approximately $19 million which expire at various dates from 1997 through 2009. The net operating loss carryforwards include approximately $2.4 million resulting from employee exercises of non-incentive stock options or disqualifying dispositions, the tax benefit of which, when realized, will be accounted for as an addition to capital in excess of par value, rather than as a reduction of the provision for income taxes. Research and development, investment tax and foreign tax credit carryovers of approximately $1 million are also available to reduce future federal income taxes and expire at various dates through 2005. If certain substantial changes in the Company's ownership occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.

NOTE 5 -STOCKHOLDER'S EQUITY
----------------------------

Stock Option Plans:
------------------

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

          During 1996, certain employees, officers and directors exercised stock options under the plan by issuing full recourse notes to the Company with an interest rate of 8.75%. The principal and accrued interest on the Notes are due one year from the date of the Note. These notes aggregate $596 at December 31, 1996.

          As of December 31, 1996, there were 62 shares of Common Stock available for grant under all plans. In addition, at December 31, 1996, 652 options were vested and exercisable at prices ranging from $2.50 to $6.75.

Employee Stock Purchase Plan
----------------------------

          In April 1988, the Company adopted the Employee Stock Purchase Plan ("the Purchase Plan") and reserved 150 shares of Common Stock for issuance thereunder. Employees of the Company, subject to certain limitations, may purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six month offering period, or the last day of the purchase period. During 1994, 1995 and 1996, 12, 20 and 20 shares, respectively, were sold under the Purchase Plan.

Accounting for Stock Based Compensation
---------------------------------------

          The Company has two stock option plans which reserve shares of Common Stock for issuance to employees, officers and directors. The Company applies APB Opinion 25 and related Interpretations in accounting for it's plans. Accordingly, no compensation cost has been recognized for the stock option plans, except for $123 related to certain transactions in 1996. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards granted in 1995 and 1996 under those plans consistent with the provisions of FAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                  1995    1996
                                  -----  ------
Net income - as reported........  $ 633  $2,427
Net income - pro forma..........  $ 505  $1,879
Income per share - as reported..  $ .10  $  .35
Income per share - pro forma....  $ .08  $  .27

          The pro forma amounts reflect compensation expense related to 1995 and 1996 stock option grants and purchase rights only. In future years, the annual compensation expense will increase relative to the fair value of stock options granted in those future years.

          For the Stock Option Plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for the multiple option approach with the following weighted-average assumptions used for grants in 1995 and 1996, respectively; expected volatility of 60% in both years; risk-free interest rate of 6.0% and 6.2%; and expected lives from vesting date of .68 and .72 years. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of those stock options granted in 1995 and 1996 was $1.69 and $2.99 per share, respectively.

          For the Employee Stock Purchase Plan, the fair value of each purchase right is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1995 and 1996, respectively; expected volatility of 63% and 57%; risk-free interest rate of 6.1% and 5.4%; and expected lives of .5 years in both 1995 and 1996. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of those purchase rights granted in 1995 and 1996 was $0.90 and $1.82 per right, respectively.

         The activity under the option plans, combined, was as follows:

                              Shares of
                               Common      Range of     Weighted-Average
                                Stock   Exercise Price   Exercise Price
                               -------  --------------  ----------------
Options outstanding at
  January 1, 1994               1,816    $2.50 - $7.75             $5.00
  Granted                       1,527    $2.50 - $5.38             $2.87
  Exercised                         -
  Canceled or expired          (1,837)   $2.50 - $7.75             $5.04
                               ------
Options outstanding at
 December 31, 1994              1,506    $2.50 - $7.25             $2.80
  Granted                         343    $2.94 - $4.13             $3.62
  Exercised                     (  38)   $2.50 - $3.25             $2.65
  Canceled or expired           (  84)   $2.50 - $6.00             $3.55
                               ------
    Options outstanding at
  December 31, 1995             1,727    $2.50 - $7.25             $2.92
  Granted                         494    $4.63 - $8.13             $5.94
  Exercises                      (523)   $2.50 - $5.25             $2.60
  Canceled or expired            ( 34)   $2.50 - $7.25             $4.66
                               ------
     Options outstanding at
   December 31, 1996            1,664    $2.50 - $8.13             $3.88
                               ======

The following table summarizes information about stock options outstanding at December 31, 1996:

                                     OPTIONS  OUTSTANDING                           OPTIONS  EXERCISABLE
---------------------------------------------------------------------------------------------------------
                                          Weighted
                          Number           Average        Weighted          Number              Weighted
Range of             Outstanding         Remaining         Average     Exercisable               Average
Exercise Prices   As of 12/31/96  Contractual Life  Exercise Price  As of 12/31/96        Exercise Price
---------------------------------------------------------------------------------------------------------
$2.50  -  $2.50             600              2.54           $2.50             444                 $2.50
$2.94  -  $3.38             334              4.23           $3.16             121                 $3.20
$3.40  -  $4.75             341              5.37           $4.26              84                 $4.20
$4.99  -  $6.75             343              6.67           $6.10               3                 $5.63
$7.88  -  $8.13              46              6.49           $7.91               0                 $0.00
--------------------------------------------------------------------------------------------------------
$2.50  -  $8.13           1,664              4.42           $3.88             652                 $2.86
                     ===================================================================================

NOTE 6 - COMMITMENTS:
--------------------

  The Company leases certain property and equipment as well as its facilities under noncancellable operating leases and $224 of computer equipment under a capital lease. These leases expire at various periods through 2007.

 As of December 31, 1996, the future minimum payments under these leases are as follows:

                                         Capital  Operating
                                         -------  ---------
     1997                                   $ 68     $1,604
     1998                                     68      1,682
     1999                                     68      1,682
     2000                                     23        535
     2001                                      -        523
     Thereafter                                -      2,005
                                            ----     ------

  Future minimum lease payments             $227     $8,031
                                                     ======

  Less - amount representing interest         36
                                            ----
  Present value of future minimum
     lease payments                          191
  Current maturities                          50
                                            ----
  Long-term lease obligations               $141
                                            ====

          Rent expense under operating leases was approximately $1,337, $1,720 and $1,398, in 1994, 1995, and 1996, respectively.

          During the first quarter 1996, the Company entered into an addendum to a previous supply agreement with a major customer which provides for certain "best efforts" sales and purchase commitments of the Company's anti-reflective film from the date of the addendum through June 30, 1997. Beginning July 1, 1997, the Company is firmly committed to supply and the customer is committed to purchase fixed volumes for the period July 1, 1997 through December 31, 1997, and annually thereafter until December 31, 2000. Should either the Company fail to supply or the customer fail to purchase the specified quantities, a penalty, which is based on the sales price to the customer from the prior period, must be paid to the other. In order to meet the supply commitment, additional capacity is planned to be on line during the second half of 1997. The Company estimates that it will cost approximately $14 million to equip this facility, approximately $2.4 million of which was expended during 1996, approximately $9 million which will be expended during 1997 and approximately $3 million during 1998.


NOTE 7 - LINE OF CREDIT AGREEMENT:
---------------------------------

    The Company has secured a $6 million revolving line of credit which expires in June 1997, but may be extended for additional one year terms with the bank's approval. The amount of borrowings is based upon a percentage of accounts receivable, which at December 31, 1996, limited available borrowing to $3.7 million. The line is secured by certain assets of the Company and bears interest at an annual rate of prime plus .5%. Under the terms of the agreement, the Company is required to maintain certain financial ratios. As of December 31, 1996, there were no borrowings under this line of credit.

NOTE 8 - MAJOR CUSTOMERS:
------------------------

          One customer accounted for 13% of net sales in 1994. In 1995, no one customer accounted for 10% of net sales and the five largest customers accounted for 32% of net sales. In 1996, one customer accounted for 26% of net sales. Export sales accounted for 20%, 37% and 54%, (24% and 38% in the Pacific Rim in 1995 and 1996) in 1994, 1995 and 1996, respectively.


NOTE 9 - ACQUISITIONS:
---------------------

          Effective September 1, 1994, the Company commenced leasing all the assets formerly owned by Safety Glass, Inc., dba Armour Worldwide Glass, located in Southern California, under a five year operating lease for $40 per month. A wholly-owned subsidiary, Southwall Worldwide Glass Inc. ("SWGI") was created to operate the facility and to manufacture the Company's proprietary California Series solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products. The Company closed that subsidiary operation in March, 1996 and certain custom and laminated glass products were discontinued. The Company continues to manufacture the proprietary California Series solar control product line.

          The consolidated financial statements for 1994 include four months of SWGI operations. For the four month period ended December 31, 1994, SWGI's sales were $809 and SWGI's loss before income taxes was $323. SWGI's assets at December 31, 1994 include accounts receivable of $290 and inventories of $147. SWGI sales were $5 million for 1995, of which approximately $2.1 million were from product discontinued in 1996. Sales in 1996 from products discontinued in March, 1996 were $.6 million and $.1 million were still in accounts receivable at the end of 1996 and fully reserved. There were no other assets remaining on the books for SWGI at the end of 1996.

          Effective October 31, 1994, the Company acquired Sunflex L.P. ("Sunflex") for $500 to be paid from Sunflex's operating income, if any, over the next four years. Sunflex assembles and markets aftermarket mesh, glass and film anti-reflective filters primarily for personal computer monitors.

          This acquisition was accounted for as a purchase. Since the purchase price is contingent upon future operating income, no payments were made at the time of acquisition. Sunflex did not have operating income in 1995 or 1996 and, as a result, no payments were made in any of those years. At the date of acquisition, assets exceeded liabilities by $105, resulting in negative goodwill. This negative goodwill will be amortized over 36 months.

          The consolidated financial statements for 1994 include two months of Sunflex operations. For the two month period ended December 31, 1994, Sunflex's sales were $260 and Sunflex's loss before income taxes was $65.

NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for 1995 and 1996 is as follows:

                                First    Second   Third   Fourth
                               --------  -------  ------  -------
1995:
-----

Net sales                      $ 6,701   $ 8,271  $9,411  $ 9,118
Gross margin                     2,099     2,678   2,563    2,896
Net income (loss)                 (370)      305     345      353
Net income (loss) per share       (.06)      .05     .05      .05


1996:
-----

Net sales                      $10,637   $10,990  $9,966  $10,127
Gross margin                     3,228     3,442   3,289    3,825
Net income                         511       704     555      657
Net income per share               .08       .10     .08      .09

       Per share amounts, based on average shares outstanding each quarter, may not add to the total for the year.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                   PART III
                                   ========


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The information required by this Item concerning the Company's directors and the Company's executive officers is incorporated by reference to the sections entitled "Nominees" and "Management", respectively, appearing in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                    PART IV
                                    =======


 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Form 10-K:

                    (a)(1) Index to Financial Statements.  The following
               Financial Statements of Southwall Technologies Inc. are filed as part of this Form 10-K:

                                                             Form 10-K
                                                            Page Number
                                                            -----------

              Report of Independent Accountants                 17

              Consolidated Balance Sheets as of
               December 31, 1996 and 1995                       18

              Consolidated Statements of Operations
               for the years ended December 31, 1996,
               1995 and 1994                                    19

              Consolidated Statements of Stockholders'
               Equity for the years ended December 31,
               1996, 1995 and 1994                              20

              Consolidated Statements of Cash Flows
               for the years ended December 31, 1996,
               1995 and 1994                                    21

              Notes to Consolidated Financial Statements        22

                    (a)(2) Index to Financial Statement Schedules.  Schedules
               have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

                    (a)(3) Exhibits. Reference is made to the Exhibit Index on
                           --------
               pages 37 through 42 of this Form 10-K.

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

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of March, 1997.

                          SOUTHWALL TECHNOLOGIES INC.


                            By /s/Martin M. Schwartz
                               ---------------------
                               Martin M. Schwartz
                                   President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of March 14, 1997.

   Signature                             Title
   ---------                             -----

/s/J. Larry Smart        Chairman of the Board of Directors
-----------------
J. Larry Smart)


/s/Martin M. Schwartz    President, Chief Executive Officer
---------------------    and Director (Principal Executive
(Martin M. Schwartz)     Officer)


/s/L. Ray Christie       Vice President, Chief Financial
---------------------    Officer and Secretary (Principal Financial
(L. Ray Christie)        and Accounting Officer)


/s/Bruce J. Alexander    Director
---------------------
(Bruce J. Alexander)


/s/ Joseph B. Reagan     Director
---------------------
(Joseph B. Reagan)


/s/ Walter C. Sedgwick   Director
----------------------
(Walter C. Sedgwick)

                         INDEX TO EXHIBITS FILED WITH
                FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996

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

      10.57(2) Restated 1987 Stock Option Plan, as amended.

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

10.82(11) Supply Agreement between Sony Corporation and Southwall Technologies
            Inc., effective October 23, 1995.

10.83     Addendum #1 To Supply Agreement between Sony Corporation and

            Southwall Technologies Inc., with effective dates of April 1, 1996 and July 1, 1997(with certain confidential information deleted therefrom and filed separately).

10.84     Lease Agreement between Chamberlain Development, L.L.C., as Lessor and
            Southwall Technologies Inc., a Delaware corporation, as Lessee effective May 1, 1997.

10.85     Purchase Agreement, dated April 29, 1996, between an equipment supplier and Southwall Technologies Inc., (with certain confidential information deleted therefrom and filed separately).

10.86     Agreement regarding separation of employment between Alfred V.
            Larrenaga, an officer of the Company and Southwall Technologies
            Inc., dated July 29, 1996 and amended October 29, 1996.

10.87     Loan and security agreement dated as of December 3, 1996, between the Company as debtor and CIT Group/Equipment Financing, Inc.

21 (11)   List of Subsidiaries of Southwall Technologies Inc.

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

(11) Filed as an exhibit to the Form 10-K Annual Report 1995, filed with the Commission on March 19, 1996 and incorporated herein by reference.