Form 10-K405/A
period 1996-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1997-04-01
CIK 813619

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 ___________
                                 FORM 10-K/A
                               (Amendment # 1)

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

10.84*    Lease Agreement between Chamberlain Development, L.L.C., as Lessor and
            Southwall Technologies Inc., a Delaware corporation, as Lessee effective May 1, 1997.

10.85     Purchase Agreement, dated April 29, 1996, between an equipment supplier and Southwall Technologies Inc., (with certain confidential information deleted therefrom and filed separately).

10.86*    Agreement regarding separation of employment between Alfred V.
            Larrenaga, an officer of the Company and Southwall Technologies
            Inc., dated July 29, 1996 and amended October 29, 1996.

10.87*    Loan and security agreement dated as of December 3, 1996, between the Company as debtor and CIT Group/Equipment Financing, Inc.

21 (11)   List of Subsidiaries of Southwall Technologies Inc.

23.1*     Consent of Independent Accountants.

99.1(9)   Letter, dated June 5, 1987, from the U.S. Department of the Air Force to the SEC Pursuant to Rule 171.

_________________
*   Previously Filed with 10-K405.

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