Form 10-Q
period 1997-03-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1997-05-09
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


         For the quarterly period ended March 30, 1997

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______ to ________


                         Commission File Number: 0-15930


                           SOUTHWALL TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                  94-2551470
      -------------------------------                 ----------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)


   1029 Corporation Way, Palo Alto, California                94303
   -------------------------------------------              ----------
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

                         Yes    X          No
                            ------           ------

As of March 30, 1997 there were 6,541,621 shares of the Registrant's Common Stock outstanding.

This report, including all attachments, contains 12 pages.

                           SOUTHWALL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
                                                                     -----------

                          PART 1 FINANCIAL INFORMATION

Item 1   Financial Statements:

                  Consolidated Balance Sheet - March 30, 1997
                  and December 31, 1996......................................3

                  Consolidated Statement of Operations -
                  three months ended March 30, 1997
                  and March 31, 1996 ........................................4

                  Consolidated Statement of Cash Flows -
                  three months ended March 30, 1997
                  and March 31, 1996 ........................................5

                  Consolidated Statement of Stockholders' Equity -
                  three months ended March 30, 1997..........................6

                  Notes to Consolidated Financial Statements.................7

Item 2   Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...........8


                            PART II OTHER INFORMATION

Item 1   Legal Proceedings..................................................11

Item 2   Changes in Securities..............................................11

Item 3   Defaults Upon Senior Securities....................................11

Item 4   Submission of Matters to a Vote of Stockholders....................11

Item 5   Other Information..................................................11

Item 6   Exhibits and Reports on Form 8-K...................................11

         Signatures.........................................................12

                          PART 1 FINANCIAL INFORMATION

Item 1  Financial Statements
----------------------------
                                                 CONSOLIDATED BALANCE SHEET
                                           (in thousands, except per share data)

                                            March 30, 1997     December 31, 1996
                                            --------------     -----------------
                                                audited)
ASSETS

Current assets:
     Cash and cash equivalents                    $ 4,903            $ 7,419
     Short-term investments                             7                  7
     Accounts receivable, net of allowance
      for doubtful accounts of $728 and $682        8,793              7,097
     Inventories                                    8,633              8,406
     Other current assets                             876                828
                                                  -------            -------
            Total current assets                   23,212             23,757

Property and equipment, net                        17,989             17,223
Other assets                                        1,503              1,529
                                                  -------            -------

     Total assets                                 $42,704            $42,509
                                                  =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $ 3,464            $ 2,635
   Accrued compensation                             1,153              2,141
   Other accrued liabilities                        1,668              1,954
   Current portion of long-term debt                1,163              1,181
                                                  -------            -------

            Total current liabilities               7,448              7,911

Long-term debt                                      6,292              6,591
Deferred income taxes                                 410                410
                                                  -------            -------
            Total liabilities                      14,150             14,912
                                                  =======            =======

Commitments

Stockholders' equity:
     Common stock, $.001 par value,
      20,000 shares authorized:
      Issued and outstanding: 6,917 and 6,917           7                  7
     Capital in excess of par value                46,659             46,673
     Notes Receivable                                (440)              (596)
     Accumulated deficit                          (16,146)           (16,912)
     Less treasury stock of 378
      and 390                                      (1,526)            (1,575)
                                                   ------            -------

           Total stockholders' equity              28,554             27,597
                                                  -------            -------
     Total liabilities and
            stockholders' equity                  $42,704            $42,509
                                                  =======            =======


See accompanying notes to financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


            Three Months Ended
                                                   March 30,           March 31,
                                                     1997                1996
                                                   --------            --------

Net revenues                                       $10,855             $10,637
                                                   -------             -------
Costs and expenses:
   Cost of sales                                     7,158               7,409
   Research & development                              707                 576
   Selling, general and
    administrative                                   2,161               2,100
                                                    ------              ------

    Total costs and expenses                        10,026              10,085
                                                    ------              ------

Income from operations                                 829                 552

Interest income/(expense), net                         (33)                (22)
                                                    ------              ------

Income before income taxes                             796                 530

Provision for income taxes                              30                  19
                                                    ------              ------

Net income                                          $  766              $  511
                                                    ======              ======

Net income per share                                $  .11              $  .08
                                                    ======              ======

Weighted average shares of common
 stock and common stock equivalents                  7,202               6,690
                                                    ======              ======

See accompanying notes to financial statements.




                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                            Three Months Ended
                                                    -----------------------------------
                                                    March 30, 1997       March 31, 1996
                                                     -------------       --------------
Cash flows from operating activities:
     Net income                                         $  766              $  511
     Adjustments to reconcile net income to
      net cash provided by (used in) operating
      activities:
     Depreciation and amortization                         627                 568
     Decrease (increase) in accounts receivable         (1,696)             (1,947)
     Decrease (increase) in inventories                   (227)               (147)
     Decrease (increase) in other current assets           (48)                163
     (Decrease) increase in accounts payable
      and accrued liabilities                             (445)                740
                                                        ------               -----

Cash provided by (used in) operating
   activities                                           (1,023)               (112)
                                                        ------              ------

Cash flows from investing activities:
     Decrease (increase) in short-term investments          --                 453
     Expenditures for property and equipment
      and other assets                                  (1,367)               (415)
                                                        ------              ------

Net cash (used in) provided by investing
 activities                                             (1,367                  38
                                                        ------              ------

Cash flows from financing activities:
     Proceeds from issuance of stock, net of
     related costs                                          --                  --
   Increase in(reduction of) long-term debt               (317)                (60)
   (Purchase) issuance of treasury stock, net              191                  90
                                                        ------              ------

Net cash (used in) provided by financing activities       (126)                (30)
                                                        ------               -----

Net increase (decrease) in cash and cash
 equivalents                                            (2,516)                (44)

Cash and cash equivalents, beginning of year             7,419               1,434
                                                        ------              ------

Cash and cash equivalents, end of period                $4,903              $1,390
                                                        ======              ======

Supplemental schedule of non-cash investing and financing activities:

     Treasury stock used for payment of interest        $   --              $   93


See accompanying notes to financial statements.


                                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   Three Months Ended March 30, 1997
                                                             (in thousands)
                                                              (Unaudited)





                               Common Stock    Capital in                                              Total
                               ------------     excess of     Notes     Accumulated   Treasury    Stockholders'
                              Shares  Amount    par value   Receivable     Deficit       Stock        Equity
                              ------  ------    ---------   ----------     -------       -----        ------

Balance; December 31, 1996   6,917      $7     $46,673         (596)      $(16,912)     $(1,575)      $27,597

Exercise of Options                                (14)                                      49            35

Stock Option Loans                                              156                                       156

Net income                                                                    766                         766
                           -------     ----    -------       -------     ----------     --------      -------

Balance; March 30, 1997      6,917      $7     $46,659         (440)      $(16,146)     $(1,526)      $28,554
                           =======     ====    =======       =======     ==========     ========      =======

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

         Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements contained in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

         Note 2 - Inventories:

         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at March 30, 1997 and December 31, 1996, consisted of the following:

                                           March 30, 1997      December 31, 1996
                                           --------------      -----------------
               Raw materials                    $3,178               $2,869
               Work-in-process                   1,877                1,848
               Finished goods                    3,578                3,689
                                                 -----                -----
                   Total                        $8,633               $8,406
                                                 =====                =====

         Note 3 - Commitments:

         During the first quarter of 1996, the Company and Sony Corporation signed an Addendum #1 to Supply Agreement. Under the terms of the amended agreement, among other things, Sony agreed to increase its minimum order of anti-reflective film beginning July 1, 1997 and extending through December 31, 2000 and Southwall agreed to install any necessary additional manufacturing capacity.

         The Company is currently constructing and equipping a new facility located in Tempe, Arizona, for the manufacturing of anti-reflective film. The Company estimates that it will cost approximately $14.5 million to equip this facility.

         The Company has also secured financing from a combination of borrowing from lending institutions and an equity sale to a major investor to finance this expansion and anticipated related working capital requirements.

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         General

         The Company has experienced significant fluctuations in quarterly results of operations. Revenues have varied from quarter to quarter due to the seasonal buying patterns for the Company's Heat Mirror products, which typically have been strongest in the second and third quarters. Sales of the Company's energy conservation products are significantly influenced by the residential and commercial construction industries, and reduction in construction has generally resulted in a reduction in the sales of the Company's Heat Mirror products. In addition, operating results have historically varied from quarter to quarter as a function of the utilization of the Company's production machines. Manufacturing inefficiencies have resulted from the development and introduction of new products and the changing mix of products manufactured. Primarily as a result of these factors and in view of the Company's strategy of developing additional applications for its thin-film technology, and its ongoing practice of upgrading its manufacturing processes, the Company may continue to experience quarterly fluctuations in its results of operations.

         The Company believes that it must continue to increase revenues to remain profitable. Although the Company is in the process of expanding it's capacity and is seeking to expand existing applications, to develop new applications and to continue to expand international marketing and sales efforts, there can be no assurance that the Company will be able to continue to increase revenues. Additionally, there is significant risk inherent in the expansion project currently in process and there can be no assurances that the Company will be successful in completing this project when scheduled or that start-up costs and initial production will be completed in accordance with the Company's current plans.

         Effective March 31, 1996, the Company terminated its lease of equipment and facilities in Southern California to laminate glass and closed it's wholly owned subsidiary, Southwall Worldwide Glass, Inc. (SWGI). The Company has continued to market its California Series(TM) clear solar shading laminated glass products, which are currently being laminated by a sub-contractor, but no longer markets other laminated products.

         Three Months Ended March 30, 1997 and March 31, 1996

         Net revenue increased to $10.9 million for the first three months of 1997, compared to $10.6 million for the similar period of 1996. The increase was due to a $1.1 million increase in sales of anti-reflective film which more than offset a $.3 million decrease in other electronic product sales. Net sales of energy conservation products was down by $.5 million compared to the same period last year, primarily due to discontinued products which were sold during the first quarter of 1996 from SWGI.

         Cost of sales for the first quarter of 1997 was 66% of net revenue, compared to 70% for the similar period of 1996. First quarter 1997 cost of sales included $.2 million of costs associated with the start up of the Company's new facility under construction in Tempe, Arizona. This net percentage decrease in cost rate was due to a combination of one time operational problems which adversely impacted the first quarter of 1996 and to ongoing operational improvements that have occurred since that time. The improvements were made both through capital improvements to production equipment and through process improvements and have resulted in yield improvements in essentially every product line.

         Research and development expenses, as a percent of net sales, were 7% for the first three months of 1997, compared to 5% for the similar period in 1996. The increase in 1997 is attributable to higher new product development costs, primarily in development of product for the automotive film market.

         Selling, general and administrative expense, as a percent of net sales, stayed approximately the same at 20% in the first three months of 1997, compared to the similar period in 1996.

         Net interest expense increased in 1997 compared to 1996 due to interest payments on long term debt taken in December 1996 for partial financing of an expansion project.

         As a result of the factors discussed above, the Company reported a pre-tax profit of $.8 million for the first three months of 1997, compared to a pre-tax profit of $.5 million for the similar period in 1996.

         Liquidity and Capital Resources

         At March 30, 1997, the Company's net working capital was $15.8 million, remaining essentially the same as the December 31, 1996 net working capital level. On December 16, 1996, the Company borrowed $5 million from an institutional lender for partial financing of an expansion project. The project, currently in process for a new facility located in Tempe, Arizona, is to be dedicated to the production of anti-reflective film product and to fulfill the supply requirements of a supply agreement. Prior to that date the Company had financed itself through cash flow from operations and its existing cash balances.

         From December 31, 1996, to March 30, 1997, cash and short-term investments decreased by $2.5 million. Accounts receivable increased by $1.7 million primarily due to higher sales by $1.5 million in March 1997 compared to December 1996.

         Additions to property and equipment were approximately $1.4 million during the first quarter of 1997. These expenditures included approximately $1 million on capital equipment for the expansion project mentioned above. This brings the total capital investment to date on the project to $3.4 million, and the Company anticipates making additional expenditures of approximately $8 million during 1997 on the project, which when completed is expected to cost a total of approximately $14.5 million. The Company anticipates total capital expenditures of approximately $2.5 million during 1997 for general replacements and discretionary improvements of current facilities.

         At March 30, 1997, the Company had $4.9 million of cash and short-term investments and a $6 million revolving line of credit, which is subject to certain financial covenants, which at March 30, 1997 restricted the amount available to the Company to $4.7 million. The revolving line of credit expires in June 1997, but may be extended for additional one year terms with the bank's approval. As of March 30, 1997, there were no borrowings under this line of credit.

         During April and early May 1997, the Company concluded arrangements for additional financing for the planned new facility mentioned above and for related potential working capital growth. A major raw material supplier of the Company, Teijin Limited of Japan, agreed to purchase 667,000 shares of the Company's common stock at a price of $7.50 per share, and to guarantee a loan through Sanwa Bank for an additional $10 million. Teijin also received warrants to purchase 158,000 shares of common stock at a price of $9.00 per share at any time within three years of the date of the agreement. The purchase transaction of approximately $5 million for 667,000 shares was completed on April 28, 1997. The loan agreement with Sanwa Bank was signed on May 2, 1997, and the Company received the first $5 million of funding on May 6, 1997. The remaining $5 million of loan funding is scheduled for November 6, 1997. The loan is for a period of eight (8) years, with a four (4) year interest only grace period, at an interest rate of BBA Libor, plus one percent (1%).

         The above mentioned financing plus existing working capital and cash generated from operations are expected to be adequate to satisfy the Company's capital and operating requirements at least through 1997.

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

         Item 2   Changes in Securities
                  Not applicable


         Item 3   Defaults upon Senior Securities
                  Not applicable


         Item 4   Submission of Matters to a Vote of stockholders
                  No matters were submitted to a vote of security holders during the quarter ended March 30, 1997.


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


         Dated:  May 13, 1997
         Southwall Technologies Inc.






                            By:/s/Martin M. Schwartz
                               --------------------------
                                  Martin M. Schwartz
                                  President and
                                  Chief Executive Officer






                            By:/s/L. Ray Christie
                               --------------------------
                                  L. Ray Christie
                                  Vice President and
                                  Chief Financial Officer