Form 10-Q
period 1997-06-29
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1997-08-14
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the quarterly period ended June 29, 1997

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______ to ________


                         Commission File Number: 0-15930


                           SOUTHWALL TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                  94-2551470
      -------------------------------                 ---------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)


   1029 Corporation Way, Palo Alto, California                94303
   -------------------------------------------              ---------
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

As of June 29, 1997 there were 7,366,596 shares of the Registrant's Common Stock outstanding.

This report, including all attachments, contains 13 pages.

                           SOUTHWALL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
                                                                     -----------

                          PART 1 FINANCIAL INFORMATION

Item 1   Financial Statements:

         Consolidated Balance Sheet - June 29, 1997
         and December 31, 1996..........................................  3

         Consolidated Statement of Operations -
         three month and six month periods ended
         June 29, 1997 and June 30, 1996................................  4

         Consolidated Statement of Cash Flows -
         six months ended June 29, 1997
         and June 30, 1996 .............................................  5

         Consolidated Statement of Stockholders' Equity -
         six months ended June 29, 1997.................................  6

         Notes to Consolidated Financial Statements.....................  7

Item 2   Management's Discussion and Analysis
         of Financial Condition and Results of Operations ..............  9


                            PART II OTHER INFORMATION

Item 1   Legal Proceedings.............................................. 13

Item 2   Changes in Securities.......................................... 13

Item 3   Defaults Upon Senior Securities................................ 13

Item 4   Submission of Matters to a Vote of Stockholders................ 13

Item 5   Other Information.............................................. 13

Item 6   Exhibits and Reports on Form 8-K............................... 13

         Signatures .................................................... 14

                          PART 1 FINANCIAL INFORMATION

Item 1  Financial Statements

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                                June 29, 1997  December 31, 1996
                                                -------------  -----------------
                                                 (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                    $ 10,057         $  7,419
     Short-term investments                              7                7
     Accounts receivable, net of allowance
      for doubtful accounts of $819 and $682         9,706            7,097
     Inventories                                     9,364            8,406
     Other current assets                              960              828
                                                  --------         --------
            Total current assets                    30,094           23,757

Property and equipment, net                         21,954           17,223
Other assets                                         1,488            1,529
                                                  --------         --------

     Total assets                                 $ 53,536         $ 42,509
                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                             $  3,458         $  2,635
   Accrued compensation                              1,617            2,141
     Other accrued liabilities                       1,537            1,954
     Current portion of long-term debt               1,191            1,181
                                                  --------         --------

            Total current liabilities                7,803            7,911

Long-term debt                                      10,986            6,591
Deferred income taxes                                  410              410
                                                  --------         --------
             Total liabilities                      19,199           14,912
                                                  --------         --------

Commitments

Stockholders' equity:
     Common stock, $.001 par value,
      20,000 shares authorized:
      Issued and outstanding: 7,636 and 6,917            8                7
     Capital in excess of par value                 51,767           46,673
     Notes receivable                                 (436)            (596)
     Accumulated deficit                           (15,544)         (16,912)
     Less treasury stock of 330 and 390             (1,458)          (1,575)
                                                  --------         --------

           Total stockholders' equity               34,337           27,597
                                                  --------         --------
     Total liabilities and
            stockholders' equity                  $ 53,536         $ 42,509
                                                  ========         ========


See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                      Three Months Ended     Six Months Ended
                                      ------------------     ----------------
                                      June 29,   June 30,    June 29,  June 30,
                                       1997       1996        1997      1996
                                       ----       ----        ----      ----

Net revenues                         $ 11,684   $ 10,990    $ 22,539   $ 21,627
                                     --------   --------    --------   --------

Costs and expenses:
   Cost of sales                        7,609      7,548      14,589     14,957
   Tempe start up costs                   370       --           548       --
   Research & development                 727        575       1,434      1,151
   Selling, general and
    administrative                      2,384      2,107       4,545      4,207
                                     --------   --------    --------   --------

    Total costs and expenses           11,090     10,230      21,116     20,315
                                     --------   --------    --------   --------

Income from operations                    594        760       1,423      1,312

Interest income (expense) net              48        (10)         15        (32)
                                     --------   --------    --------   --------

Income before income taxes                642        750       1,438      1,280

Provision for income taxes                 40         46          70         65
                                     --------   --------    --------   --------

Net income                           $    602   $    704    $  1,368   $  1,215
                                     ========   ========    ========   ========

Net income per share                 $   0.08   $    .10    $    .18   $    .18
                                     ========   ========    ========   ========

Weighted average shares of common
 stock and common stock equivalents     7,766      7,107       7,485      6,934
                                     ========   ========    ========   ========



See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                           Six Months Ended
                                                           ----------------
                                                    June 29, 1997  June 30, 1996
                                                    -------------  -------------

Cash flows from operating activities:
     Net income                                          $  1,368    $  1,215
     Adjustments to reconcile net income to
      net cash provided by (used in) operating
      activities:
     Depreciation and amortization                          1,256       1,144
     Decrease (increase) in accounts receivable            (2,609)     (2,221)
     Decrease (increase) in inventories                      (958)       (130)
     Decrease (increase) in other current assets             (132)        445
     (Decrease) increase in accounts payable
      and accrued liabilities                                 (25)        654
                                                         --------    --------

Cash provided by (used in) operating
 activities                                                (1,100)      1,107
                                                         --------    --------

Cash flows from investing activities:
     Decrease (increase) in short-term investments           --         1,127
     Expenditures for property and equipment
      and other assets                                     (5,946)     (1,482)
                                                         --------    --------

Net cash (used in) provided by investing
 activities                                                (5,946)       (355)
                                                         --------    --------

Cash flows from financing activities:
     Increase in (reduction of) long-term debt              4,405         (71)
     Collection of stock option loans                         160        --
     Sale of common stock, net                              4,931        --
     Issuance of treasury stock, net                          188         672
                                                         --------    --------

Net cash (used in) provided by financing activities         9,684         601
                                                         --------    --------

Net increase (decrease) in cash and cash
 equivalents                                                2,638       1,353

Cash and cash equivalents, beginning of year                7,419       1,434
                                                         --------    --------

Cash and cash equivalents, end of period                 $ 10,057    $  2,787
                                                         ========    ========

Supplemental schedule of non-cash investing and financing activities:

     Treasury stock used for payment of interest         $     93    $     93



See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six Months Ended June 29, 1997
                                 (in thousands)
                                   (Unaudited)



                                  Common Stock        Capital in                                                      Total
                                  ------------        excess of        Notes        Accumulated      Treasury      Stockholders'
                               Shares     Amount      par value      Receivable       Deficit          Stock          Equity
                               ------     ------      ---------      ----------       -------          -----          ------
Balance; December 31, 1996     6,917         $7        $46,673        $(596)         $(16,912)       $(1,575)        $27,597

Interest paid with stock                                    31                                            62              93

Exercise of options               52                       124                                             1             125

Stock option loans                                                      160                                              160

Sale of stock, net               667          1          4,930                                                         4,931

Sales to employees under                                     9                                            54              63
  Stock Purchase Plan

Net income                                                                              1,368                          1,368
                               -----         --        -------       ------         ---------       --------         -------
Balance; June 29, 1997         7,636         $8        $51,767        $(436)         $(15,544)       $(1,458)        $34,337
                               =====         ==        =======       ======         =========       ========         =======


See accompanying notes to consolidated financial statements.

                                       6

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

         Note 2 - Inventories:

         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 29, 1997 and December 31, 1996, consisted of the following:

                                           June 29, 1997    December 31, 1996
                                           -------------    -----------------

                       Raw materials           $3,862            $2,869
                       Work-in-process          2,406             1,848
                       Finished goods           3,096             3,689
                                               ------            ------
                           Total               $9,364            $8,406
                                               ======            ======

         Note 3 - Commitments:

         During the first quarter of 1996, the Company and Sony Corporation signed an Addendum #1 to Supply Agreement. Under the terms of the Amended Agreement, among other things, Sony has agreed to increase its minimum order of anti-reflective film beginning July 1, 1997 and extending through December 31, 2000, and Southwall has agreed to install any necessary additional manufacturing capacity to supply the minimum quantities required by this agreement.

         The Company began occupying a new leased facility located in Tempe, Arizona, on June 27, 1997, and is currently installing the equipment required for the manufacturing of anti-reflective film. The Company estimates that it will cost approximately $14.5 million to equip this facility.

         The Company has also secured financing from a combination of borrowing from lending institutions and an equity sale to a major investor to finance this expansion and anticipated related working capital requirements. On December 16, 1996, the Company borrowed $5 million from an institutional lender. On April 9, 1997, the Company signed an agreement with Teijin Limited of Japan

         (Teijin), a major raw material supplier of the Company, which included arrangements for additional financing for the new manufacturing facility and for related potential working capital growth. Teijin purchased 667,000 shares of the Company's common stock at a price of $7.50 per share, and guaranteed a loan through Sanwa Bank for an additional $10 million. Teijin also received warrants to purchase 158,000 shares of common stock at a price of $9.00 per share at any time within three years of the date of the agreement. The stock purchase transaction of approximately $5 million was completed on April 28, 1997. In addition, a loan agreement with Sanwa Bank was signed on May 2, 1997, and the Company received the first $5 million of funding on May 6, 1997. The remaining $5 million of loan funding is scheduled for November 6, 1997. The loan is for a period of seven and one half (7.5) years, with a four (4) year interest only grace period, payable semi annually at an interest rate of BBA Libor, fixed semi annually, plus seven sixteenths percent. In addition, a loan guarantee fee of nine sixteenths percent (.5625%) per annum is payable to Teijin on the same payment schedule as the loan interest payments.

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

         General

         The Company has experienced significant fluctuations in quarterly results of operations. Revenues have varied from quarter to quarter due to the seasonal buying patterns for the Company's Heat Mirror(TM) products, which typically have been strongest in the second and third quarters. Sales of the Company's energy conservation products are significantly influenced by the residential and commercial construction industries, and reduction in construction has generally resulted in a reduction in the sales of the Company's Heat Mirror products. In addition, operating results have historically varied from quarter to quarter as a function of the utilization of the Company's production machines. Manufacturing inefficiencies have resulted from the development and introduction of new products and the changing mix of products manufactured. Primarily as a result of these factors and in view of the Company's strategy of developing additional applications for its thin-film technology, and its ongoing practice of upgrading its manufacturing processes, the Company may continue to experience quarterly fluctuations in its results of operations.

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

         Six Months Ended June 29, 1997 and June 30, 1996

         Net revenue increased to $22.5 million for the first six months of 1997, compared to $21.6 million for the similar period of 1996. The increase was due primarily to a $1.5 million increase in sales of anti-reflective film compared to the similar period last year. Net sales of energy conservation products decreased by $.6 million compared to the same period last year, primarily due to discontinued products which were sold during the first quarter of 1996.

         Cost of sales, including Tempe start up costs, for the first half of 1997 was 67% of net revenue, compared to 69% for the similar period of 1996. Cost for 1997 includes approximately $.5 million or 2% of net revenues for start up costs of a new manufacturing facility in Tempe, Arizona. The percentage decrease was primarily attributable to production efficiency improvements which have resulted in increased throughputs and improved yields from major production equipment on most products. Most of these improvements have taken place cumulatively over the nine month period beginning in October 1996 through June 30, 1997. There were also some operational problems that occurred during the first quarter of 1996, and higher cost of certain metals used in the coating process for most of the Company's products during the first half of 1996.

         Research and development expenses, as a percent of net revenue, were 6% for the first six months of 1997, compared to 5% for the similar period in 1996. The absolute dollars increased to $1.4 million in 1997 from $1.2 million in 1996. The increase was primarily attributable to higher new product development, primarily in film for laminated glass products, including film for the automotive and California Series commercial and residential markets.

         Selling, general and administrative expense, as a percent of net revenue, increased to 20% in the first six months of 1997, from 19% for the similar period in 1996. The absolute dollars increased to $4.5 million in 1997 from $4.2 million in 1996. The increase was primarily attributable to increased headcount to broaden selling coverage and to handle increased order processing requirements, accompanied by increased advertising and promotions expense.

         Net interest income increased in 1997 compared to 1996 due to an increased amount of money invested and to capitalization of interest expense related to the construction in progress of the new manufacturing facility in Tempe.

         As a result of the factors discussed above, the Company reported pre-tax income of $1.4 million for the first six months of 1997, compared to pre-tax income of $1.3 million for the similar period in 1996.


         Three Months Ended June 29, 1997 and June 30, 1996

         Net product sales increased to $11.7 million for the second quarter of 1997, compared to $11.0 million for the similar period of 1996. The increase was due primarily to a $.5 million increase in sales of anti-reflective film and small increases in several other electronics products totaling $.2 million. Sales of energy conservation products was essentially flat with the same period last year.

         Cost of sales for the second quarter of 1997 was 68% of net revenue, compared to 69% for the similar period of 1996. Cost for 1997 includes approximately $.4 million or 3% of net revenues for start up costs of a new manufacturing facility in Tempe, Arizona. Start up costs are expected to increase in the third quarter 1997, and initial production inefficiencies are also anticipated through the end of the year. The percentage decrease in cost of sales from 1996, excluding start up costs, was primarily attributable to production efficiency improvements which have resulted in increased throughputs and higher yields from major production equipment on most products. Most of these improvements have taken place cumulatively over the nine month period beginning in October 1996 through June 30, 1997. During the second quarter 1997, the Company absorbed some higher costs from inefficiencies and waste resulting from the scale up for production of new variations of its Heat Mirror XIR(TM) product being sold into the automotive window films market, which partially offset the improvements mentioned above. These scale up inefficiencies are anticipated to continue to some extent at least into the third and fourth quarters of 1997.

         Research and development expenses, as a percent of net revenue, were 6% for the second quarter of 1997, compared to 5% for the similar period in 1996. The absolute dollars increased to $.7 million in 1997 from $.6 million in 1996. The increased expense was primarily attributable to higher new product development, primarily in film for laminated glass products, including film for the automotive and California Series commercial and residential markets.

         Selling, general and administrative expense, as a percent of net revenue, increased to 20% in the second quarter of 1997, from 19% for the similar period in 1996. The absolute dollar increase from $2.1 million in 1996 to $2.4 million in 1997, is primarily attributable to increased headcount to broaden selling coverage and to handle increased order processing requirements, accompanied by increased advertising and promotions expense.

         Net interest income increased in 1997 compared to 1996 due to an increased amount of money invested and to capitalization of interest expense related to the construction in progress of the new manufacturing facility.

         As a result of the factors discussed above, the Company reported pre-tax income of $.6 million for the second quarter of 1997, compared to pre-tax income of $.8 million for the similar period in 1996.


         Liquidity and Capital Resources

         At June 29, 1997, the Company's net working capital was $22.3 million compared with $15.8 million at December 31, 1996. On December 16, 1996, the Company borrowed $5 million from an institutional lender for partial financing of the new manufacturing facility in Tempe, Arizona. On April 9, 1997, the Company signed an agreement with Teijin Limited of Japan (Teijin), a major raw material supplier of the Company, which included arrangements for additional financing for the new manufacturing facility and for related potential working capital growth. Teijin purchased 667,000 shares of the Company's common stock at a price of $7.50 per share, and guaranteed a loan through Sanwa Bank for an additional $10 million. Teijin also received warrants to purchase 158,000 shares of common stock at a price of $9.00 per share at any time within three years of the date of the agreement. The stock purchase transaction of approximately $5 million was completed on April 28, 1997. In addition, a loan agreement with Sanwa Bank was signed on May 2, 1997, and the Company received the first $5 million of funding on May 6, 1997. The remaining $5 million of loan funding is scheduled for November 6, 1997. The new manufacturing facility is currently in process and is on schedule for startup in late September or early October 1997, and will be dedicated initially to the production of anti-reflective film product to fulfill the supply requirements of the supply agreement with Sony. Prior to the borrowing required to finance the new facility, the Company had financed itself through cash flow from operations and its existing cash balances.

         From December 31, 1996, to June 29, 1997, cash and short-term investments increased by $2.6 million. Major increases were derived primarily from financing activities, as stated above, totaling $9.7 million, net of debt repayments, and net income of $1.4 million. Major uses of cash were capital expenditures of $5.9 million and increased accounts receivable by $2.6 million. The increase in accounts receivable is primarily attributable to the increase in shipments billed in June 1997 by $2.0 million compared to December 1996.

         Additions to property and equipment were approximately $4.6 million during the second quarter of 1997, including $4.1 million on capital plant and equipment for the new manufacturing facility mentioned above. This brings the total capital investment to date on the new manufacturing facility to $7.5 million, and the Company currently has additional commitments for expenditures of approximately $4 million during 1997 on this project, which when completed is expected to cost a total of approximately $14.5 million. The Company anticipates total capital expenditures of approximately $2.5 million during 1997 for general replacements and discretionary improvements of current facilities.

         At June 29, 1997, the Company had $10.1 million of cash and short-term investments and a $6 million revolving line of credit, which is subject to certain financial covenants, which at June 29, 1997 restricted the amount available to the Company to $3.7 million. The revolving line of credit expires June 5, 1998, but may be extended for additional one year terms with the bank's approval. As of June 29, 1997, there were no borrowings under this line of credit. Existing working capital and cash generated from operations are expected to be adequate to satisfy the Company's capital and operating requirements of existing facilities at least through 1997.

         Debt and equity financing concluded in December 1996 and during April and May 1997, mentioned above, are expected to be adequate to satisfy capital and operating requirements of the new manufacturing facility at least through 1997.

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

         Item 2   Changes in Securities
                  Not applicable


         Item 3   Defaults upon Senior Securities
                  Not applicable


         Item 4 Submission of Matters to a Vote of stockholders No matters were submitted to a vote of security holders during the quarter ended June 29, 1997.


         Item 5   Other Information
                  Not applicable


         Item 6   Exhibits and Reports on Form 8-K

                    (a)   Exhibits -

                           10.88 Basic Agreement dated April 9, 1997, for the sale of 667,000 shares of the Company's stock to Teijin Limited, a Japanese corporation, and for mutually beneficial cooperation and collaboration between Teijin and Southwall Technologies Inc.

                           10.89   Credit  Agreement dated May 6, 1997,  between
                                   Sanwa    Bank,    Limited    and    Southwall
                                   Technologies Inc.

                           10.90 Reimbursement and Security Agreement dated May 6, 1997, between Teijin Limited, a Japanese corporation, and Southwall Technologies Inc.

                           10.91 Promissory Note dated May 6, 1997 obligating Southwall Technologies Inc. to Sanwa Bank, Limited in the amount of $10 million.


                    b)     Reports of Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Dated:  August 13, 1997
         Southwall Technologies Inc.






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