Form 10-Q
period 1997-09-28
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1997-11-10
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the quarterly period ended September 28, 1997
                                        ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from        to
                                        ------    --------


                         Commission File Number: 0-15930


                           SOUTHWALL TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                  94-2551470
      -------------------------------                   ----------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)


   1029 Corporation Way, Palo Alto, California                94303
    ----------------------------------------                ----------
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (650) 962-9111
                                                     -------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X          No
                            ---------  ----------

As of September 28, 1997 there were 7,421,009 shares of the Registrant's Common Stock outstanding.

This report, including all attachments, contains 14 pages.

                           SOUTHWALL TECHNOLOGIES INC.

                                      INDEX





                          PART 1 FINANCIAL INFORMATION
                                                                     Page Number
                                                                     -----------
Item 1   Financial Statements:

                  Consolidated Balance Sheet - September 28, 1997
                  and December 31, 1996......................................3

                  Consolidated Statement of Operations -
                  three month and nine month periods ended
                  September 28, 1997 and September 29, 1996..................4

                  Consolidated Statement of Cash Flows -
                  nine months ended September 28, 1997
                  and September 29, 1996.....................................5

                  Consolidated Statement of Stockholders' Equity -
                  nine months ended September 28, 1997.......................6

                  Notes to Consolidated Financial Statements.................7

Item 2   Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...........9


                            PART II OTHER INFORMATION

Item 1   Legal Proceedings..................................................13

Item 2   Changes in Securities..............................................13

Item 3   Defaults Upon Senior Securities....................................13

Item 4   Submission of Matters to a Vote of Stockholders....................13

Item 5   Other Information..................................................13

Item 6   Exhibits and Reports on Form 8-K...................................13

         Signatures.........................................................14

                          PART 1 FINANCIAL INFORMATION

Item 1  Financial Statements
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                                Sept.28, 1997    Dec.31, 1996
                                                -------------    ------------
                                                 (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                       $  8,117       $  7,419
     Short-term investments                                 7              7
     Accounts receivable, net of allowance
      for doubtful accounts of $866 and $682            9,956          7,097
     Inventories                                       10,457          8,406
     Other current assets                               1,036            828
                                                      -------        -------
            Total current assets                       29,573         23,757

Property and equipment, net                            24,578         17,223
Other assets                                            1,533          1,529
                                                      -------        -------

     Total assets                                     $55,684        $42,509
                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                $  4,926       $  2,635
   Accrued compensation                                 2,015          2,141
     Other accrued liabilities                          1,815          1,954
     Current portion of long-term debt                  1,210          1,181
                                                      -------        -------

            Total current liabilities                   9,966          7,911

Long-term debt                                         10,672          6,591
Deferred income taxes                                     410            410
                                                      -------        -------
             Total liabilities                         21,048         14,912
                                                      -------        -------

Commitments

Stockholders' equity:
     Common stock, $.001 par value,
      20,000 shares authorized:
      Issued and outstanding: 7,636 and 6,917               8              7
     Capital in excess of par value                    51,565         46,673
     Notes receivable                                    (679)          (596)
     Accumulated deficit                              (15,334)       (16,912)
     Less Treasury stock of 215 and 390                  (924)        (1,575)
                                                       -------       --------

           Total stockholders' equity                   34,636        27,597
                                                       -------       -------
     Total liabilities and
            stockholders' equity                       $55,684       $42,509
                                                       =======       =======


See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                     Three Months Ended     Nine Months Ended
                                     ------------------     -----------------
                                     Sept. 28,  Sept.29,    Sept. 28,  Sept.29,
                                     ---------  --------    ---------  --------
                                       1997      1996         1997      1996
                                       ----      ----         ----      ----

Net revenues                          $12,083   $ 9,966     $34,622   $31,593
                                      -------   -------     -------   -------

Costs and expenses:
   Cost of sales                        8,289     6,677      22,878    21,634
   Start up costs - Tempe                 528      --         1,076      --
   Research and development               794       685       2,228     1,837
   Selling, general and
    administrative                      2,300     2,020       6,845     6,225
                                      -------   -------     -------   -------

    Total costs and expenses           11,911     9,382      33,027    29,696
                                      -------   -------     -------   -------

Income from operations                    172       584       1,595     1,897

Interest income (expense) net              57       (10)         72       (43)
                                      -------   -------     -------   -------
Income before income taxes                229       574       1,667     1,854

Provision for income taxes                 19        19          89        84
                                      -------   -------     -------   -------

Net income                            $   210   $   555     $ 1,578   $ 1,770
                                      =======   =======     =======   =======

Net income per share                  $  0.03   $  0.08     $  0.21   $  0.25
                                      =======   =======     =======   =======

Weighted average shares of common
 stock and common stock equivalents     8,038     7,004       7,667     6,961
                                      =======   =======     =======   =======


See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                        Nine Months Ended
                                                        -----------------
                                                Sept. 28, 1997    Sept. 29, 1996
                                                --------------    --------------
Cash flows from operating activities:
     Net income                                       $ 1,578          $ 1,770
     Adjustments to reconcile net income to
      net cash provided by (used in) operating
      activities:
     Depreciation and amortization                      1,892            1,707
     Decrease (increase) in accounts receivable        (2,859)          (2,642)
     Decrease (increase) in inventories                (2,051)            (705)
     Decrease (increase) in other current assets         (208)             420
     (Decrease) increase in accounts payable
      and accrued liabilities                           2,119            1,389
                                                      -------          -------

Cash provided by (used in) operating
 activities                                               471            1,939
                                                      -------          -------

Cash flows from investing activities:
     Decrease (increase) in short-term investments       --              1,127
     Expenditures for property and equipment
      and other assets                                 (9,251)          (2,951)
                                                      -------          -------

Net cash (used in) provided by investing
 activities                                            (9,251)          (1,824)
                                                      -------          -------

Cash flows from financing activities:
   Increase in(reduction of) long-term debt             4,110              (83)
   Sale of common stock, net                            4,931             --
   Issuance of treasury stock, net                        437              853
                                                      -------          -------

Net cash (used in) provided by financing activities     9,478              770
                                                      -------          -------

Net increase (decrease) in cash and cash
 equivalents                                              698              885

Cash and cash equivalents, beginning of year            7,419            1,434
                                                      -------          -------

Cash and cash equivalents, end of period              $ 8,117          $ 2,319
                                                      =======          =======

Supplemental schedule of non-cash
     investing and financing activities:

     Treasury stock used for payment of interest      $    93          $    93



See accompanying notes to consolidated financial statements.

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                Nine Months Ended September 28, 1997
                                                           (in thousands)
                                                             (Unaudited)

                                 Common Stock        Capital in                                                       Total
                                 ------------         excess of        Notes        Accumulated      Treasury      Stockholders'
                               Shares     Amount      par value      Receivable       Deficit          Stock          Equity
                               ------     ------      ---------      ----------       -------          -----          ------
Balance; December 31, 1996       6,917      $7          $46,673        $(596)        $(16,912)        $(1,575)        $27,597

Interest paid with stock                                     31                                            62              93

Exercise of options                 52                      (78)                                          535             457


Stock option loans                                                       (83)                                             (83)


Sale of stock, net                667        1            4,930                                                         4,931


Sales to employees under                                     9                                             54              63
  Stock Purchase Plan

Net income                                                                              1,578                           1,578
                                ------      --          -------       ------         ---------        --------         -------

Balance; September 28, 1997      7,636      $8          $51,565       $(679)         $(15,334)          $(924)        $34,636
                                ======      ==          =======       ======         =========         ======         =======

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

Note 2 - Inventories:

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 28, 1997 and December 31, 1996, consisted of the following:

                         September 28, 1997          December 31, 1996
                         ------------------          -----------------
         Raw materials        $ 5,088                    $ 2,869
         Work-in-process        2,034                      1,848
         Finished goods         3,335                      3,689
                              -------                    -------
               Total          $10,457                    $ 8,406
                              =======                    =======


Note 3 - Commitments:

During the first quarter of 1996, the Company and Sony Corporation signed an Addendum #1 to Supply Agreement. Under the terms of the Amended Agreement, among other things, Sony agreed to increase its minimum order of anti-reflective film beginning July 1, 1997 and extending through December 31, 2000, and Southwall agreed to install any necessary additional manufacturing capacity to supply the minimum quantities required by this agreement. Should either Southwall fail to supply or Sony fail to purchase the minimum quantities prescribed in the contract, a penalty is enforceable by the other party in the amount of one half of the selling price of the product for the quantity not supplied or purchased.

The Company began occupying a new leased facility located in Tempe, Arizona, on June 27, 1997, has installed and is in the process of bringing on line the equipment required for the manufacturing of anti-reflective film. The Company estimates that it will cost approximately $12 million to equip this facility.

The Company has also secured financing from a combination of borrowing from lending institutions and an equity sale to a major investor to finance this expansion and anticipated related working capital requirements. On December 16, 1996, the Company borrowed $5 million from an institutional lender. On April 9, 1997, the Company signed an agreement with Teijin Limited of Japan (Teijin), a major raw material supplier of the Company, which included arrangements for additional financing for the new manufacturing facility and for related potential working capital growth. Teijin purchased 667,000 shares of the Company's common stock at a price of $7.50 per share, and guaranteed a loan through Sanwa Bank for an additional $10 million. Teijin also received warrants to purchase 158,000 shares of common stock at a price of $9.00 per share at any time within three years of the date of the agreement. The stock purchase transaction of approximately $5 million was completed on April 28, 1997. In addition, a loan agreement with Sanwa Bank was signed on May 2, 1997, and the Company received the first $5 million of funding on May 6, 1997. The remaining $5 million of loan funding was received on November 6, 1997. The loan is for a period of seven and one half (7.5) years, with a four (4) year interest only grace period, payable semi annually at an interest rate of BBA Libor, fixed semi annually, plus seven sixteenths percent. In addition, a loan guarantee fee of nine sixteenths percent (.5625%) per annum is payable to Teijin on the same payment schedule as the loan interest payments.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters discussed in this Form 10-Q Report are forward-looking statements that involve risks and uncertainties, including those discussed below and in the Company's Annual Report on Form 10-K. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

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

The Company believes that it must continue to increase revenues to remain profitable. Although the Company is in the process of expanding it's capacity and is seeking to expand existing applications, to develop new applications and to continue to expand international marketing and sales efforts, there can be no assurance that the Company will be able to continue to increase revenues. Additionally, there is significant risk inherent in the expansion project currently in process. The project is currently behind schedule and there can be no assurances that the Company will be successful in completing this project in accordance with the Company's current plans and in time to fulfill the supply requirements for the period ended December 31, 1997 thereby avoiding potential penalties provided for in the contract with Sony.


Nine Months Ended September 28, 1997 and September 29, 1996

Net revenues increased to $34.6 million for the first nine months of 1997, compared to $31.6 million for the similar period of 1996. The increase was due primarily to a $3.5 million increase in sales of anti-reflective film compared to the similar period last year. Net sales of energy conservation products decreased by $.5 million, primarily due to discontinued products of approximately $2.1 million sold during 1996, plus a $1.5 million decrease in Heat Mirror(TM) products, partly offset by increases of $1.6 million in sales of Solis(TM) film, $1.0 million of Heat Mirror XIR(R) for automotive and commercial and $.5 million of silver reflector product.

Cost of sales, excluding start up costs of the new manufacturing facility in Tempe, Arizona, for the first nine months of 1997 was 66% of net revenue, compared to 68% for the similar period of 1996. Additional costs in 1997 for start up of the new manufacturing facility were approximately $1.1 million or 3% of net revenues. Start up costs will continue into the fourth quarter of 1997, but will decrease as the production equipment is brought on line. The percentage decrease in cost of sales excluding start up costs was primarily attributable to production efficiency improvements which have resulted in increased throughputs and improved yields on most products, which allowed for increased volume of production and sales. Most of these improvements have taken place cumulatively over the twelve month period beginning in October 1996 through September 28, 1997. These improvements more than offset costs from unplanned maintenance downtime during the third quarter of 1997 on two of the Company's production machines, and cost to scale up production of automotive OEM products for new customers in Europe. There were also some operational problems that occurred during the first quarter of 1996, and higher cost of certain metals used in the coating process for most of the Company's products during the first half of 1996.

Research and development expenses, as a percent of net revenue, were 6% for the first nine months of 1997, compared to 6% for the similar period in 1996. The absolute dollars increased to $2.2 million in 1997 from $1.8 million in 1996. The increase was primarily attributable to higher new product development, mainly in film for laminated glass products, including film for the automotive and California Series(TM) commercial and residential markets, and anti-reflective product.

Selling, general and administrative expense, as a percent of net revenue, was 20% in the first nine months of 1997, compared to 20% for the similar period in 1996. The absolute dollars increased to $6.8 million in 1997 from $6.2 million in 1996. The increase in absolute dollars was primarily caused by salary inflation plus increased headcount to provide greater focus on management of the two major product groupings, energy and electronics products and to broaden selling coverage in Europe and South America.

Net interest income increased in 1997 compared to 1996 due to an increased amount of money invested and to capitalization of interest expense related to the construction in progress of the new manufacturing facility in Tempe.

As a result of the factors discussed above, the Company reported pre-tax income of $1.7 million for the first nine months of 1997, compared to pre-tax income of $1.9 million for the similar period in 1996.


Three Months Ended September 28, 1997 and September 29, 1996

Net revenues increased to $12.1 million for the third quarter of 1997, compared to $10.0 million for the similar period of 1996. The increase was due primarily to a $1.9 million increase in sales of anti-reflective film and a $.3 million increase in net sales of electronics products other than anti-reflective film, and partly offset by a $.1 million decrease in net sales of energy conservation products,

Cost of sales for the third quarter of 1997, excluding start up costs of the new manufacturing facility, was 69% of net sales compared to 67% for the similar period of 1996. This percentage increase was primarily attributable to unplanned maintenance downtime during the third quarter of 1997 on two of the Company's production machines, and cost to scale up production of automotive OEM products for new customers in Europe. Additional costs in the third quarter of 1997 for start up of the new manufacturing facility were approximately $.5 million or 4% of net revenues.

Research and development expenses, as a percent of net sales, were 7% for the third quarter of 1997, compared to 7% for the similar period in 1996. The absolute dollar increases in 1997 was primarily attributable to higher new product development.

Selling, general and administrative expense, as a percent of net sales, decreased to 19% in the third quarter of 1997, from 20% for the similar period in 1996. The percentage decrease was due to increased net revenues. The absolute dollar increase from $2.0 million in 1996 to $2.3 million in 1997, was primarily caused by salary inflation plus increased headcount to provide greater focus on management of the two major product groupings, energy and electronics products and to broaden selling coverage in Europe and South America.

As a result of the factors discussed above, the Company reported pre-tax income of $.2 million for the third quarter of 1997, compared to pre-tax income of $.6 million for the similar period in 1996.


Liquidity and Capital Resources

At September 28, 1997, the Company's net working capital was $19.6 million compared with $15.8 million at December 31, 1996. On December 16, 1996, the Company borrowed $5 million from an institutional lender for partial financing of the new manufacturing facility in Tempe, Arizona. On April 9, 1997, the Company signed an agreement with Teijin Limited of Japan (Teijin), a major raw material supplier of the Company, which included arrangements for additional financing for the new manufacturing facility and for related potential working capital growth. Teijin purchased 667,000 shares of the Company's common stock at a price of $7.50 per share, and guaranteed a loan through Sanwa Bank for an additional $10 million. Teijin also received warrants to purchase 158,000 shares of common stock at a price of $9.00 per share at any time within three years of the date of the agreement. The stock purchase transaction of approximately $5 million was completed on April 28, 1997. In addition, a loan agreement with Sanwa Bank was signed on May 2, 1997, and the Company received the first $5 million of funding on May 6, 1997. The remaining $5 million of loan funding was received on November 6, 1997. The new manufacturing facility is currently in the start up process and will be dedicated initially to the production of anti-reflective film product to fulfill the supply requirements of the supply agreement with Sony. Prior to the borrowing required to finance the new facility, the Company had financed itself through cash flow from operations and its existing cash balances.

From December 31, 1996, to September 28, 1997, cash and short-term investments increased by $.7 million. Major increases were derived primarily from financing activities, as stated above, totaling $9.5 million, net of debt repayments, net income plus depreciation and amortization of $3.5 million and increased accounts payable and accrued liabilities by $2.1 million. Major uses of cash were capital expenditures of $9.3 million, including $7.7 million on the new manufacturing facility mentioned above, increased accounts receivable by $2.9 million and increased inventories by $2.1 million. The increase in accounts payable and accrued liabilities was primarily due to timing of payments, including capital payments and raw materials for the new manufacturing facility. The increase in accounts receivable is primarily attributable to the increase in shipments billed in September 1997, which were higher by $1.6 million compared to December 1996, and to increased past due amounts by $.8 million. The increase in inventories was mostly due to timing of receipts, with $1.1 million of raw materials received late in the period, and due in part to inventories needed for the new manufacturing facility.

Additions to property and equipment were approximately $3.2 million during the third quarter of 1997, including $2.7 million on capital plant and equipment for the new manufacturing facility mentioned above. This brings the total capital investment to date on the new manufacturing facility to $10.1 million, and the Company currently has additional commitments for expenditures of approximately $2 million during 1997 on this project, which when completed is expected to cost a total of approximately $12.0 million, excluding any additional production machinery yet to be ordered. The Company had originally planned to order a second production machine for the new facility for delivery in mid 1997, but has delayed that decision pending further study of the need and timing of this capacity. The Company anticipates total capital expenditures of approximately $2.0 million during 1997 for general replacements and discretionary improvements of current facilities in Palo Alto, California.

At September 28, 1997, the Company had $8.1 million of cash and short-term investments and a $6 million revolving line of credit, which is subject to certain financial covenants and available borrowing base, which at September 28, 1997 did not restrict the amount available to the Company. The revolving line of credit expires June 5, 1998, but may be extended for additional one year terms with the bank's approval. As of September 28, 1997, there were no borrowings under this line of credit. Existing working capital and cash generated from operations are expected to be adequate to satisfy the Company's capital and operating requirements of existing facilities at least through 1997.

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


Item 2 Changes in Securities
       Not applicable


Item 3 Defaults upon Senior Securities
       Not applicable


Item 4 Submission of Matters to a Vote of stockholders
       No matters were submitted to a vote of security holders during the quarter ended September 28, 1997.


Item 5 Other Information
       Not applicable


Item 6 Exhibits and Reports on Form 8-K

       (a) Exhibits - None

       (b) Reports of Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 10, 1996                         Southwall Technologies Inc.






                            By:/s/ Martin M. Schwartz
                            -------------------------
                                             Martin M. Schwartz
                                             President and
                                             Chief Executive Officer






                            By:/s/ L. Ray Christie
                            ----------------------
                                            L. Ray Christie
                                            Vice President and
                                            Chief Financial Officer