Form 10-K405
period 1997-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1998-03-30
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended         December 31, 1997
                                   --------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ to _________

                         Commission file number 0-15930

                           SOUTHWALL TECHNOLOGIES INC.
        ---------------------------------------------------------------
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

                                  Common Stock
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 1998, (based upon the closing sales price of the Common Stock on the Nasdaq National Market System on such date) was $37,000,000. For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of January 31, 1998, and Common Stock held by officers and directors of the registrant has been excluded in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

         The number of shares of the registrant's Common Stock outstanding on January 31, 1998, was 7,514,749.


                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the registrant's definitive Proxy Statement to be filed with the Commission in connection with the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

                           SOUTHWALL TECHNOLOGIES INC.

                          1997 FORM 10-K ANNUAL REPORT

                                Table of Contents
                                -----------------


                                                                            Page
                                     PART I


ITEM 1.  BUSINESS ........................................................     4

ITEM 2.  PROPERTIES ......................................................    10

ITEM 3.  LEGAL PROCEEDINGS................................................    10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SERURITY HOLDERS..............    10


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                MATTERS...................................................    11

ITEM 6.  SELECTED FINANCIAL DATA..........................................    12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.....................................    13

ITEM 8.  FINANCIAL STATEMENTS.............................................    18

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............    32


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...................    33

ITEM 11. EXECUTIVE COMPENSATION...........................................    33

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...    33

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................    33


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..    34

                                     PART I


ITEM 1            BUSINESS

General

         Southwall Technologies Inc. ("Southwall" or the "Company") designs, develops, manufactures and markets sputtered thin-film coatings on wide-web, flexible substrates for energy conservation and electronics applications. The Company has developed and currently offers a variety of thin-film products for the residential and commercial architectural glazing, automotive glazing and electronic display markets. These products include transparent insulation and solar-control films, anti-reflective film for computer monitor CRTs and television monitors, transparent conductive films for use in touch screen displays, and various other types of commercial film.

         During 1997 and years prior, the Company also manufactured or had available products for various applications in the aerospace industry, including thin-film materials for shielding and other applications, adhesiveless conductive films for use in flexible electronic circuits and films that reduce detectability of objects in selected portions of the electromagnetic spectrum. However, the Company began a phase out of these products during 1996 and is no longer pursuing these markets.

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

         Effective October 31, 1994, the Company acquired Sunflex L.P. which assembles and markets aftermarket film, mesh and glass anti-reflective filters primarily for personal computer monitors under such trademark names as Krystal Clear(TM), OPTIVIEW(TM) and Protector(TM). During 1997, the Company began phasing out of the mesh and glass filter product lines, and began contracting out the assembly of film filters, but will continue to market film filter products.

Markets and Products

         Southwall is currently supplying products for use in two broad markets: energy conservation and electronic displays. The Company's current commercial products include: (1) its family of transparent Heat Mirror(TM) films for high performance architectural glazing applications, (2) transparent coatings for use in conjunction with architectural and transportation glazing laminates and applied film to provide solar control to windows, (3) anti-reflective films, both OEM and after market, (4) its Altair(TM) family of transparent conductors,
(5) laminated glass products, and (6) other commercial thin-film products.

Energy Conservation Products

         Heat Mirror - Transparent Window Insulation

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

         The Company believes that the Heat Mirror and Heat Mirror related Superglass(R) system is the most comprehensive window glass product available today, providing R-6 to R-10 insulation, transparent solar shading and protection from damaging ultraviolet radiation, while also reducing noise and condensation build-up.

         Sales of the Company's Heat Mirror products have been subject to seasonal buying patterns in the past. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Solar-Control Films for Laminated Glazing Applications

         The Company's Heat Mirror XIR(R) Coating is a transparent, sputter-coated, polyester film used in laminated safety glass for architectural and transportation applications. The film has a patented, transparent solar-control coating on one side and a proprietary adhesion-promotion layer on the other side.

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

Electronic Products

         Anti-Reflective Film and Filters

         Southwall's anti-reflective film for computer monitor CRTs minimize reflection of ambient light, electromagnetic interference ("EMI") radiation and static. This film is currently sold primarily to Sony Corporation under a supply agreement for use in Sony's manufacture of CRTs. The Company, through its Southwall-Sunflex, Inc. subsidiary, markets aftermarket anti-reflective filters primarily for personal computer monitors under such trademark names as Krystal Clear(R), OPTIVIEW lite(R), and Protector(R).

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

Manufacturing

         Four large-scale sputtering production machines currently provide most of the Company's sputtered thin-film coatings manufacturing capacity. The Company also uses two small-scale sputtering machines for smaller production runs, and research and development projects. One of the large-scale machines was commissioned during the fourth quarter of 1997, and is located in a new facility in Tempe, Arizona. Also located in the Tempe facility is a new wet coating and laminating machine which will be used to apply various top coats and adhesives to film products and for lamination of liner films.

         The Company began occupying a new 55,000 square foot leased facility in Tempe, Arizona for the manufacturing of anti-reflective film during June 1997 and began shipping product from that operation during the fourth quarter. The cost of equipment and leasehold improvements for the facility totaled approximately $12 million, of which approximately $2.4 million was expended in 1996 and the balance in 1997. Financing of the project and related working capital requirements were secured through a combination of debt and equity. The Company secured $5 million of financing from a lending institution during December 1996, and an additional $15 million through an agreement with Teijin Limited of Japan, a raw material supplier to the Company, in April 1997. This $15 million included the purchase of 667,000 shares of the Company's Common Stock at $7.50 per share, or approximately $5 million, and guaranteed a loan through Sanwa Bank for an additional $10 million.

Sources of Supply

         The Company has more than one supplier for much of its raw materials and maintains inventories and close working relationships with its suppliers to ensure timely and reliable delivery. The substrates used in the manufacture of Heat Mirror and anti-reflective film being sold to Sony are currently available only from a single source. The single source for these substrates is Teijin Limited of Japan, holder of approximately 8% of the Company's Common Stock. In each case, an alternative source of supply is being pursued, however, there can be no assurance that alternative sources of supply will be successfully developed. Although the Company has not experienced major interruptions in production due to a shortage of raw materials, prolonged supply shortages would materially and adversely affect the Company's manufacturing operations, business and financial performance.

Research and Development

         Southwall's research and development activities are focused upon the development of new proprietary products, thin-film materials science, and deposition process optimization and automation. Company funded research and development expenditures totaled $2.1 million, $2.5 million and $3.1 million, 6% of total net revenues during each of the three years 1995, 1996 and 1997.

Marketing and Customers

         The Company markets its products to OEMs in the United States, Canada, Europe, the Middle East and Asia principally through its own direct sales force and sales representatives. Mitsui and Marubeni Corporation, are the Company's distributors for Heat Mirror and certain electronics products in Japan. Mitsui also has exclusive manufacturing rights for certain of the Company's electronics products in Japan using the Company's proprietary sputtering technology. Approximately 63%, 43% and 35% of the Company's net revenues resulted from sales to customers located in the United States in 1995, 1996 and 1997, respectively.

         Since 1992, the Company has maintained a European office to provide marketing, sales and field service support in Europe, primarily for the Company's Heat Mirror product line and, since 1995, for Heat Mirror XIR film sold to automotive glass manufacturers.

         Since 1995, the Company has maintained a sales office in Asia, currently in Singapore, to provide marketing and sales support in Australia and Asia, primarily for the Company's window products.

         In 1995, Southwall started selling its proprietary anti-reflective film under a Supply Agreement to Sony Corporation, Japan for computer monitor CRTs. During the first quarter of 1996, the Company and Sony Corporation signed an Addendum #1 to Supply Agreement. Under the terms of the amended agreement, among other things, Sony agreed to increase its minimum order of anti-reflective film beginning July 1, 1997 and extending through December 31, 2000, and Southwall agreed to install any necessary additional manufacturing capacity by July 1, 1997. The Company's new manufacturing facility in Tempe, Arizona, which was first occupied in June of 1997, and from which product was first shipped during the fourth quarter of 1997, was designed to meet the requirements of the Sony agreement.

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

         The Company sells its aftermarket anti-reflective filters through distributors and independent direct sales organizations.

         Southwall's products are sold with a limited warranty. The Company has not experienced significant product returns and the costs of its warranty programs have not been substantial.

         A small number of customers have accounted for a substantial portion of the Company's revenues. The Company's ten largest customers accounted for 53% and 63% of net product sales in 1996 and 1997, respectively. One customer, Sony Corporation of Japan, accounted for 26% and 31% of net product sales in 1996 and 1997, respectively. The loss of any of these customers could have a materially adverse effect on the Company's operating results. The Company anticipates that customer concentration will continue for the foreseeable future.

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

         The Company competes primarily on the basis of the characteristics and quality of its products, its ability to meet individual customer specifications and
                                       8
the quality and level of technical assistance furnished to customers.

Patents and Licenses

         The Company relies primarily upon trade secrets and know-how to develop and maintain its competitive position. There can be no assurance that others will not develop and patent similar technology or that the confidentiality agreements upon which the Company relies will be honored.

         The  Company  has   twenty-four   (24)  patents  and  five  (5)  patent
applications pending in the United States that cover materials, processes, products and production equipment. The Company also has patents and patent applications pending in various foreign countries covering the same technology. Expiration dates for the various patents range from 1998 to 2015. Southwall considers its proprietary technology, as well as its patent protection, to be a significant factor in its business. There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide adequate protection for the technology or product covered by it. In addition, other companies and universities have obtained patents covering film configurations and processes. The Company has obtained licenses under some of these patents and may from time to time require licenses under additional patents. There can be no assurance that the Company will be able to obtain such licenses, if required, upon commercially reasonable terms or at all.

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

Employees

         As of December 31, 1997, Southwall had 236 regular full-time employees, of whom 24 were engaged in engineering, 145 in manufacturing, and 67 in selling, general management, finance and administration. The Company is highly dependent upon the existence and continuing services of certain key scientists, engineers and management personnel. The loss of services of these employees could have a materially adverse impact on the business and prospects of the Company. Many of the Company's employees are highly skilled, and the Company faces strong competition in recruiting and retaining such personnel.

         None of the Company's employees are covered by a collective bargaining agreement, and the Company has not experienced any work stoppages. The Company believes that its employee relations are good.

Environmental Matters

         The Company uses certain hazardous materials in its research and manufacturing operations and has air and water emissions that require controls. As a result, the Company is subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. The Company has implemented a program to monitor its past and present compliance with environmental laws and regulations. Although the Company believes that it is currently in material compliance with such laws and regulations, current or future laws and regulations may require the Company to make expenditures for compliance with chemical exposure, waste treatment or disposal regulations.

         There can be no assurance that the operations, business or assets of the Company will not be materially adversely affected by the interpretation and enforcement of current or future environmental laws and regulations.

ITEM 2.           PROPERTIES

         Southwall's administrative, marketing, engineering and manufacturing facilities are located in five buildings totaling approximately 119,000 square feet in Palo Alto, California, one building of 55,000 square feet in Tempe, Arizona, first occupied in June 1997, and during all of 1997, 15,000 square feet in Sligo, Ireland where most of the Company's aftermarket anti-reflective filters were assembled. The facility in Ireland was vacated during January 1998, and the Company's anti-reflective film filters are subsequently being assembled by a company owned by former employees of that facility. The buildings in Palo Alto, California are occupied under leases that expire from December 1999 to July 2002, with options to extend some of these leases for terms expiring through 2009. The lease for the building in Tempe, Arizona will expire in April 2007, with options through 2017. The Company believes that these facilities are suitable for it's manufacturing requirements at least through 1998. However, should demand for the Company's products increase significantly, additional facilities could be necessary. The Company believes that such additional facilities could be available at reasonable costs.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II


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

     Common Stock Prices:

              1996 by Quarter           High             Low
              ---------------           ----             ---

                      1st              $6.50              $4.13
                      2nd              $9.63              $5.38
                      3rd              $7.88              $5.50
                      4th              $7.00              $5.63

              1997 by Quarter           High               Low
              ---------------           ----             ---

                      1st              $7.25              $6.13
                      2nd              $7.50              $5.94
                      3rd              $8.75              $5.88
                      4th              $8.38              $6.38

         The Company has not paid cash dividends and has no present plans to do so. There were approximately 2,600 stockholders at December 31, 1997, which includes stockholders of record and an estimate of the number of stockholders holding Common Stock in broker name.

ITEM 6.           SELECTED FINANCIAL DATA

                                                                    Year ended December 31,
                                             ----------------------------------------------------------------
                                             1993            1994             1995          1996         1997
                                             ----            ----             ----          ----         ----
                                                            (In thousands, except per share data)
Statement of Operations Data:
-----------------------------
Revenues (1)                             $18,501          $21,739          $33,501       $41,720      $50,089
Income (loss) from
 operations (2)(3)                         (1,509)          (3,913)             726         2,568        2,446
Net income (loss)                          (1,324)          (3,888)             633         2,427        2,281
Net income (loss) per
 share:
   Basic                                  $(  .23)         $(  .67)         $   .11       $   .39      $   .32
   Diluted                                 (  .23)          (  .67)             .10           .35          .29

Weighted average shares of
 common stock and common
 stock equivalents:
   Basic                                    5,792            5,808            5,880         6,200        7,107
   Dilutive                                 5,792            5,808            6,218         7,034        7,799


(1) Year 1993 includes $1.1 million of revenues from sale of a production machine constructed for a Southwall customer in Japan in connection with a license agreement.

(2) Year 1994 includes $1 million of charges during the fourth quarter of 1994 to eliminate three minor product lines ($.5 million) and to consolidate facilities ($.5 million).

(3) Year 1997 includes $1.6 million of start up costs related to the new manufacturing facility in Tempe, Arizona.


                                                    December 31,
                                 -----------------------------------------------
                                  1993      1994      1995      1996      1997
                                 -------   -------   -------   -------   -------

                                                   (In thousands)
Balance Sheet Data:
-------------------
 Working capital                 $10,955   $ 8,102   $ 9,724   $15,846   $23,999
 Total assets                     33,420    31,372    34,105    42,509    61,469
 Long-term obligations             3,028     2,947     3,271     7,001    16,035
 Stockholders' equity             26,766    22,988    23,914    27,597    35,740

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

         This Form 10-K Report may contain, in this section and elsewhere in the report, forward looking statements as that term is defined in the Private Securities Reform Act of 1995, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

         General

         The Company has experienced significant fluctuations in quarterly results of operations. Revenues have varied from quarter to quarter due to the seasonal buying patterns for the Company's Heat Mirror products, which typically have been strongest in the second and third quarters, and the timing of short-term sales contracts. Sales of the Company's energy conservation products are significantly influenced by the residential and commercial construction industries, and reduction in construction has generally resulted in a reduction in the sales of the Company's Heat Mirror products. In addition, prior to 1996, operating results historically varied from quarter to quarter as a function of the utilization of the Company's production machines. In 1997, operating results have also been affected by the start up of manufacturing operations in Tempe, Arizona. Manufacturing inefficiencies have resulted from these new manufacturing operations and from the development and introduction of new products and the changing mix of products manufactured. Primarily as a result of these factors and in view of the Company's strategy of developing additional applications for its thin-film technology, and its ongoing practice of upgrading its manufacturing processes, the Company may continue to experience quarterly fluctuations in its results of operations.

         Although the Company has not experienced any significant amount of inventory obsolescence and believes that its inventory is recoverable, obsolescence of the Company's products could be affected by technological change, competition, loss of customers and reduction in demand, among other factors.

         The Company believes that it must continue to increase revenues to achieve sustained profitability. Although the Company has completed an expansion of it's capacity by opening a new manufacturing facility during 1997 in Tempe, Arizona, and is continuously seeking to expand existing applications, to develop new applications and to expand international marketing and sales efforts, there can be no assurance that the Company will be able to continue to increase revenues. Additionally, even though the expansion project in Tempe is essentially complete, there can be no assurance that the Company will be successful in consistently achieving production levels necessary to fulfill the minimum supply requirements for the period ended December 31, 1998, thereby avoiding potential penalties provided for in the contract with Sony Corporation.

         The following table sets forth for the periods indicated (i) the percentage relationship to revenues of expense and income items and (ii) the percentage change of such items as compared to the prior period. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-K.

         Recent Developments

         On March 26, 1998 the Company announced that it anticipates a loss for the first quarter of 1998. The Company anticipates reporting the results of operations for the quarter on or before April 27, 1998. The loss is primarily due to low product yields in the Company's anti-reflective film for computer screens and Heat Mirror XIR films for the automotive market. The Company experienced several mechanical and process problems on its new production machine in Tempe, Arizona that resulted in low yields on its anti-reflective film. The most serious problem on the Tempe machine has been corrected and the Company believes the other problems are under control while improvements are being implemented. Additionally, throughout and yield issues have negatively impacted production of the Company's Heat Mirror XIR film. These problems are also being addressed with improvements in process which are anticipated to further relieve this situation during the second quarter 1998. The Company believes that earnings for the second quarter 1998 will be impacted by some of these problems, but to a significantly lesser degree than in the first quarter.

                                       Percentage of           Period to Period
                                      Total Revenues                Change
                                 ------------------------      -----------------
                                        December 31,             1996       1997
                                 ------------------------         vs.        vs.
                                 1995      1996      1997        1995      1996
                                 ----      ----      ----        ----      ----
Net revenues                    100.0     100.0     100.0        24.5      20.1

Costs and expenses:
  Cost of sales                  69.4      67.0      67.3        20.1      20.5
  Start up costs - Tempe          --        --        3.2         --      100.0
  Research and development        6.2       6.0       6.2        20.2      25.3
  Selling, general and
   administrative                22.2      20.9      18.4        17.3       5.6

  Total costs and expenses       97.8      93.8      95.1        19.5      21.7

Income from operations            2.2       6.2       4.9       253.7      (4.8)

Interest income(expense), net    (0.3)     (0.1)      --        (72.6)    (23.1)

Income before income taxes        1.9       6.1       4.8       302.9      (4.6)

Provision for income taxes        --        0.3       0.3         --       26.1

Net income                        1.9       5.8       4.6       283.4      (6.0)

  Year 2000

     In October 1996 the Company began reviewing year 2000 issues, prepared a plan to address those issues and began systematically modifying, upgrading or replacing software as necessary and then testing and implementing those changes. The Company has completed major upgrades and modifications which have made essentially all mainframe accounting and inventory control software year 2000 compliant. All systems not yet compliant are scheduled to be made compliant by December 31, 1998. All projects relating to the year 2000 issue have been handled with existing staff, and the total expense is not expected to be material to the Company. The year 2000 problem creates risk for the Company should any unforseen problems arise, both in its own systems and those of key customers and suppliers. The greatest risk within the Company is related to custom data base software. The Company plans to discuss with key customers and suppliers their plans to address year 2000 issues during 1998, but management has not yet assessed this related potential effect on the Company's earnings.

  Results of Operations (in thousands)

     1997 Compared to 1996

     The Company's net revenues were $50.1 million for 1997 compared to $41.7 million in 1996, a 20% increase. Of this increase, which was primarily volume related, approximately $5 million was from increased sales of anti-reflective film to Sony. In addition, net sales of Heat Mirror XIR film to OEM automotive glass customers increased by approximately $2.1 million and silver reflector film sales increased by approximately $2 million, about $1 million each for energy conservation and electronics customers. All other energy conservation products were essentially even with last year. All other electronics products, excluding anti-reflective and silver reflector films, decreased by approximately $.9 million.

     Cost of sales, excluding start up costs of the new manufacturing facility in Tempe, Arizona, for 1997 was 67% of net revenue compared to 67% for 1996. Additional costs in 1997 for start up of the new manufacturing facility were approximately $1.6 million or 3% of net revenues. The new facility began producing product for shipment during the fourth quarter of 1997, but production was inefficient, resulting in low yields and throughput. Efficiency levels are expected to gradually increase during 1998, however management expects continued inefficiencies and higher cost of operations, particularly during the first quarter. Production efficiency improvements which have taken place during 1997 and the later part of 1996 resulted in improved yields and throughputs on most products. These improvements offset the fourth quarter inefficient operations in Tempe, costs of unplanned maintenance downtime, which occurred primarily during the third quarter of 1997 on two of the Company's production machines, and costs to scale up production of automotive OEM products for new customers in Europe throughout the year.

     Research and development expenses, as a percent of net revenue, were 6% for 1997, compared to 6% for 1996. The absolute dollars increased to $3.1 million in 1997 from $2.5 million in 1996. The increase was primarily attributable to an increase in headcount to support higher new product development, primarily in film for laminated glass products, including film for the automotive and California Series(TM) commercial and residential markets, and anti-reflective product.

     Selling, general and administrative expenses, as a percent of net revenue, decreased to 18% in 1997, from 21% in 1996 due to increased sales volume. The absolute dollars increased from $8.7 million in 1996 to $9.2 million in 1997. This increase was primarily attributable to salary inflation and sales commissions, plus increased headcount to provide greater focus on management of the two major product groupings, energy and electronics products, and to broaden selling coverage in Europe and South America.

     As a result of the factors discussed above, the Company reported a pre-tax income of $2.4 million for 1997, compared to pre-tax income of $2.5 million for 1996.

     1996 Compared to 1995

     The Company's net revenues were $41.7 million for 1996 compared to $33.5 million in 1995, a 25% increase. Net sales of electronic products, including sales of the Company's new anti-reflective film for computer monitors, increased by approximately $7.8 million. In addition, net sales of energy conservation products increased by approximately $1.7 million, offsetting a decrease of approximately $1.3 million in discontinued product sales.

     Cost of sales for 1996 was 67% of sales compared to 69% for 1995. The percentage decrease was primarily due to increased sales volume and the related improvement in manufacturing efficiencies.

     Research and development expenses, as a percent of sales, were 6% for 1996, compared to 6% for 1995. The absolute dollar increase from $2.1 million in 1995 to $2.5 million in 1996 is due to an increased amount of new product development.
                                       15

     Selling, general and administrative expenses, as a percent of net revenues, decreased to 21% in 1996, from 22% in 1995 due to increased sales volume. The increase from $7.4 million in 1995 to $8.7 million in 1996, is attributable to two new subsidiary operations acquired in 1994 for the manufacture and sale of laminated glass products for windows and aftermarket anti-reflective filters for computer monitors, and increased sales and marketing expenses associated with the introduction of new products and continued expansion in the Pacific Rim.

     As a result of the factors discussed above, the Company reported a pre-tax income of $2.5 million for 1996, compared to a pre-tax income of $.6 million for 1995.

     Liquidity and Capital Resources

     At December 31, 1997, the Company's net working capital was $24 million compared to $15.8 million at December 31, 1996. On December 16, 1996, the Company borrowed $5 million from an institutional lender for partial financing of the new manufacturing facility in Tempe, Arizona. On April 9, 1997, the Company signed an agreement with Teijin Limited of Japan (Teijin), a major raw material supplier of the Company, which included arrangements for additional financing for the new manufacturing facility and for related potential working capital growth. Teijin purchased 667,000 shares of the Company's common stock at a price of $7.50 per share, and guaranteed a loan through Sanwa Bank for an additional $10 million. Teijin also received warrants to purchase 158,000 shares of common stock at a price of $9.00 per share at any time within three years of the date of the agreement. The stock purchase transaction of approximately $5 million was completed on April 28, 1997. In addition, a loan agreement with Sanwa Bank was signed on May 2, 1997, and the Company received the first $5 million of funding on May 6, 1997, and the remaining $5 million was received on November 6, 1997. The new manufacturing facility began operations during the fourth quarter 1997, and is currently dedicated to the production of anti-reflective film product to fulfill the supply requirements of the supply agreement with Sony. Prior to the borrowing required to finance the new facility, the Company had financed itself through cash flow from operations and its existing cash balances.

  From December 31, 1996 to December 31, 1997, cash and short-term investments increased by $3.1 million, primarily from debt financing and sale of the Company's common stock, partially offset by expenditures for property and equipment. The Company used approximately $11.6 million for capital expenditures during 1997, of which approximately $9.6 million was for the new manufacturing facility. Accounts receivable increased by $4.8 million and inventories increased by $1.7 million. The increase in accounts receivable is primarily attributable to the increase in net revenues from $10.1 million in the fourth quarter of 1996 to $15.5 million in the fourth quarter of 1997, and to the timing of sales, most of which occurred during the later portion of the quarter, due in part to the timing of the start up of shipments from the new manufacturing facility. The increase in inventories is primarily due to volume growth and preparing for anticipated continued growth in orders in the first quarter of 1998.

     The Company anticipates total capital expenditures of approximately $4.0 million during 1998. The Company is also considering an additional capacity expansion, the cost of which is yet to be determined.

     At December 31, 1997, the Company had $10.5 million of cash and short-term investments. The Company also has a $6 million line of credit which expires in

June 1998 and term loans of $10 million and $5 million which are subject to certain financial covenants. As of December 31, 1997, there were no borrowings under the line of credit

     While the Company believes that it currently has sufficient funds to finance its operations for at least the next twelve months, to the extent that such funds are insufficient to fund the Company's activities, including a potential major expansion project, the Company may need to raise additional funds through public or private equity or debt financing from other sources. The sale of additional equity or convertible debt may result in additional dilution to the Company's stockholders and such securities may have rights, preferences or privileges senior to those of the Common Stock. There can be no assurance that additional equity or debt financing will be available or that if available it can be obtained on terms favorable to the Company or its stockholders.

ITEM 8.           FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Southwall Technologies Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Southwall Technologies Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
San Jose, California
January 28, 1998

                           SOUTHWALL TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     ASSETS

                                                               December 31,
                                                         1 9 9 6         1 9 9 7
                                                         -------         -------

Current assets:
  Cash and cash equivalents                              $ 7,419         $10,524
  Short-term investments                                       7               7
  Accounts receivable, net                                 7,097          11,926
  Inventories                                              8,406          10,118
  Other current assets                                       828           1,118
                                                         -------         -------
        Total current assets                              23,757          33,693

Property and equipment, net                               17,223          26,272
Other assets                                               1,529           1,504
                                                         -------         -------
    Total assets                                         $42,509         $61,469
                                                         =======         =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $ 2,635        $ 4,835
  Accrued compensation                                      2,141          2,009
  Other accrued liabilities                                 1,954          1,546
  Current portion of long-term debt                         1,181          1,304
                                                          -------        -------
     Total current liabilities                              7,911          9,694

Long-term debt                                              6,591         15,539
Deferred income taxes                                         410            496
                                                          -------        -------
        Total liabilities                                  14,912         25,729
                                                          =======        =======

Commitments (Note 6)

Stockholders' equity:
  Common stock, $.001 par value, 20,000 shares
     authorized; issued and outstanding 6,917
     and 7,636                                                    7           8
  Capital in excess of par value                             46,673      51,513
  Notes receivable                                             (596)       (656)
  Accumulated deficit                                       (16,912)    (14,631)
  Less cost of treasury stock, 390 and
     123 shares outstanding                                  (1,575)    (   494)
                                                           --------    --------
        Total stockholders' equity                           27,597      35,740
                                                           --------    --------
  Total liabilities and
     stockholders' equity                                  $ 42,509    $ 61,469
                                                           ========    ========

          See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                  Year ended December 31,
                                               1 9 9 5     1 9 9 6      1 9 9 7
                                               --------    --------    --------
Net revenues                                   $ 33,501    $ 41,720    $ 50,089

Costs and expenses:
  Cost of sales                                  23,265      27,936      33,669
  Start up costs - Tempe                                                  1,641
  Research and development                        2,069       2,487       3,117
  Selling, general and administrative             7,441       8,729       9,216
                                               --------    --------    --------
         Total costs and expenses                32,775      39,152      47,643
                                               --------    --------    --------

Income from operations                              726       2,568       2,446

Interest income (expense), net                      (95)        (26)        (20)
                                               --------    --------    --------
Income before income taxes                          631       2,542       2,426

Provision for income taxes                           (2)        115         145
                                               --------    --------    --------
Net income                                     $    633    $  2,427    $  2,281
                                               ========    ========    ========

Net income per share:
   Basic                                       $    .11    $    .39    $    .32
   Diluted                                     $    .10    $    .35    $    .29

Weighted average shares of common
 stock and common stock equivalents:
   Basic                                          5,880       6,200       7,107
   Dilutive                                       6,218       7,034       7,799


          See accompanying notes to consolidated financial statements.

                                                     SOUTHWALL TECHNOLOGIES INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (in thousands)


                             Common Stock      Capital in                                               Total
                           ----------------    Excess of       Notes      Accumulated   Treasury     Stockholders'
                           Shares    Amount    Par Value     Receivable     Deficit       Stock        Equity
                           ------    ------    ---------     ----------   -----------    -------     --------------
Balance, Jan. 1,
 1995                       6,917    $    7     $ 47,273         --          $(19,972)   $ (4,320)      $ 22,988

Shares issued through:
 Interest paid with
  stock                                               18                                      125            143
 Exercise of options                                 (55)                                     156            101
 Sales to employees
  under Stock Purchase
  Plan                                               (30)                                      79             49

Net income                                                                        633                        633
                           ------    ------    ---------     ----------   -----------    -------     --------------

Balance, Dec. 31,
 1995                       6,917         7       47,206         --           (19,339)     (3,960)        23,914


Shares issued through:
 Interest paid with
  stock                                               86                                      193            279
 Exercise of options                                (751)                                   2,111          1,360
 Sales to employees
  under Stock Purchase
  Plan                                                 9                                       81             90
Stock option loans                                                 (596)                                   (596)
Stock option other                                   123                                                     123

Net income                                                                      2,427                      2,427
                           ------    ------    ---------     ----------   -----------    -------     --------------

Balance, Dec. 31,
  1996                      6,917         7       46,673           (596)      (16,912)     (1,575)        27,597

Shares issued through:
 Interest paid with
  stock                                               69                                      116            185
 Exercise of options           52                   (191)                                     811            620
 Sale of stock, net           667         1        4,930                                                   4,931
 Sales to employees
  under Stock Purchase
  Plan                                                32                                      154            186
Stock option loans                                                  (60)                                     (60)

Net income                                                                      2,281                      2,281
                           ------    ------    ---------     ----------   -----------    -------     --------------

Balance, Dec. 31,
  1997                      7,636    $    8     $ 51,513     $     (656   $   (14,631)   $   (494)      $ 35,740
                           ======    ======     ========     ==========   ===========    ========    ==============

                                  See accompanying notes to consolidated financial statements.

                                            SOUTHWALL TECHNOLOGIES INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                                                  Year ended December 31,

                                                                            1995           1996           1997
                                                                            ----           ----           ----
Cash flows from operating activities:
  Net income                                                             $   633        $ 2,427        $ 2,281
  Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
    Depreciation and amortization                                          2,157          2,313          2,703
    Decrease (increase) in accounts receivable                            (1,568)        (1,809)        (4,829)
    Decrease (increase) in inventories                                    (2,717)        (1,782)        (1,712)
    Decrease (increase) in other current assets                           (  365)           367           (204)
  (Decrease) increase in accounts payable
     and accrued liabilities                                               1,607            190          1,845
                                                                         -------         ------         ------

Cash provided by (used in)
    operating activities                                                  (  253)         1,706             84
                                                                         -------        -------         ------

Cash flows from investing activities:
    Decrease(increase) in short-term investments                           1,919          2,125             --
    Expenditures for property and equipment
       and other assets                                                   (1,561)        (3,604)       (11,727)
                                                                         -------        -------        -------

Net cash (used in) provided by
   investing activities                                                      358         (1,479)       (11,727)
                                                                         -------        -------        -------

Cash flows from financing activities:
    Proceeds from issuance of stock, net
     of related costs                                                         --             --          4,931
    Proceeds from issuance of long-term debt                                 131          5,000         10,393
    Payments on long-term debt                                            (   96)        (  219)        (1,322)
    Issuance of treasury stock, net                                          150            977            746
                                                                         -------        -------        -------

Net cash (used in) provided by financing
  activities                                                                 185          5,758         14,748
                                                                         -------        -------        -------

Net increase (decrease) in cash
  and cash equivalents                                                       290          5,985          3,105

Cash and cash equivalents, beginning of year                               1,144          1,434          7,419
                                                                         -------        -------        -------

Cash and cash equivalents, end of year                                   $ 1,434        $ 7,419        $10,524
                                                                         =======        =======        =======

Supplemental cash flow disclosures:
  Interest paid                                                          $    40        $    45        $   620
  Income taxes paid                                                      $(    2)       $   118        $   100
Supplemental schedule of non-cash investing
  and financing activities:
  Property and equipment acquired via
    capital lease                                                        $   224        $    --        $   365
  Treasury stock used for payment
      of interest                                                        $   143        $   279        $   185


                           See  accompanying  notes  to  consolidated  financial tatements.

                           SOUTHWALL TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Operations

         Southwall Technologies Inc. (the "Company") operates in a single industry segment and is engaged in the design, development and production of thin film coatings on flexible substrates. These coatings selectively absorb, reflect or transmit certain types of electromagnetic radiation for use in energy conservation and electronics applications. The Company has developed and currently markets a variety of thin-film products for the residential and commercial architectural glazing, automotive glazing and electronic display markets. These products include transparent insulation and solar-control films, anti-reflective film for computer monitor CRTs and television screens, transparent conductive films for use in touch screen displays, and various other commercial film.

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

         The Company has classified its short-term investments as "available-for-sale securities." At December 31, 1997, the difference between cost and fair market value was insignificant and the gains/losses on sales of securities during the year were insignificant.

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

         The Company has agreements under which it receives fees for certain rights to technology and products. License revenues associated with these agreements are recognized when earned and receipt of payment is either received or is certain to a reasonable degree.

Accounts receivable

         Accounts receivable are stated net of allowance for doubtful accounts of $682 and $834 at December 31, 1996 and 1997, respectively.

Inventories

         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead.

Property and equipment

         Property and equipment are stated at cost. The Company uses the units-of-production method for calculating depreciation on certain of its production machines and the straight-line method for all other property and equipment. Estimated useful lives of the assets range from five to ten years. On its large scale production machines, for which the units-of-production depreciation method is used, the Company records minimum annual depreciation of at least one-half of the depreciation that would have been recorded utilizing the straight-line depreciation method over a ten-year life. Leasehold improvements are amortized using the term of the related lease or the economic life of the improvements, if shorter.

         Additions, major renewals and betterments are included in the asset accounts at cost. Ordinary maintenance and repairs are charged to expense as incurred. Gains or losses from disposal are included in earnings.

Intangible assets

         Patents, licenses and trademarks relating to the Company's commercial products are stated at cost less accumulated amortization. Amortization is computed on the straight-line basis over terms of up to 17 years. At December 31, 1996 and 1997 patents, licenses and trademarks are included in other assets at a cost of $882 and $843, net of accumulated amortization of $817 and $930, respectively. Amortization expense for 1995, 1996 and 1997 was $136, $121 and $113, respectively.

Stock options

         The Company has adopted the disclosure-only  provisions of Statement of
Financial   Accounting   Standards   No.  123,   "Accounting   for   Stock-Based
Compensation".

Income taxes

         Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Net income per share

         The Company has adopted Financial Accounting Standards Board (FASB) Statement 128 effective with the quarter and year ended December 31, 1997. All earnings per share data has been restated to reflect the FASB 128 method of computation. FASB 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period.

         During the years ended December 31, 1995, 1996 and 1997 there were no differences between the numerators used for the basic and diluted EPS calculations and the total amount of the differences in the denominators in those years is attributable to the effect of dilutive stock options.

NOTE 2 - BALANCE SHEET DETAIL:

     Inventories:                                                        December 31,
     -----------                                                -----------------------------
                                                                1 9 9 6               1 9 9 7
                                                                -------               -------
     Work-in-process                                            $ 1,848               $ 2,551
     Raw materials                                                2,869                 4,502
     Finished goods                                               3,689                 3,065
                                                                -------               -------
                                                                $ 8,406               $10,118
                                                                =======               =======


     Property and Equipment:                                             December 31,
     -----------------------                                    ------------------------------
                                                                1 9 9 6               1 9 9 7
                                                                -------               -------

     Machinery and equipment                                    $30,377               $38,108
     Leasehold improvements                                       2,565                 3,319
     Furniture and fixtures                                       2,625                 3,105
     Construction-in-process                                      3,122                 5,264
                                                                -------               -------
                                                                 38,689                49,796
     Less - accumulated depreciation
         and amortization                                       (21,466)              (23,524)
                                                                -------               -------
                                                                $17,223               $26,272
                                                                =======               =======

     Depreciation and amortization expense for the years ended December 31, 1995, 1996 and 1997 was $2,021, $2,192 and $2,590, respectively.

     Other Accrued Liabilities:                           December 31,
                                                 -----------------------------
                                                 1 9 9 6               1 9 9 7
                                                 -------               -------
     Reserve for warranties and sales
         returns                                  $  875                $  917
     Other                                         1,079                   629
                                                  ------                ------
                                                  $1,954                $1,546
                                                  ======                ======

NOTE 3 - LONG-TERM DEBT:

     The Company's long term debt consists of the following at December 31, 1997:

         Convertible Debenture                                     $ 2,650
         Promissory Note dated December 16, 1996                     3,800
         Promissory Note dated May 6, 1997                          10,000
         Other                                                         393
                                                                   -------
         Total                                                      16,843
         Less current portion                                        1,304
                                                                   -------
                                                                   $15,539
                                                                   =======
     The $2.65 million convertible debenture is due May 31, 1999, bears interest, payable semi-annually with the Company's common stock, at 2% below prime, but not less than 7% nor higher than 11%, and is convertible into the Company's common stock at a price of $9.74 per share (subject to certain adjustments).

     The Promissory Note dated December 16, 1996 is secured by a production machine, bears interest at a rate of 9.7037%, and is subject to certain financial covenants. The note is payable in monthly installments plus interest for a term of 48 months.

     The Promissory Note dated May 6, 1997 is guaranteed by Teijin Limited of Japan (Teijin). The Teijin guarantee is secured by certain equipment located in the Company's Tempe, Arizona manufacturing facility and inventory to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 0.4375% and the Company is subject to certain covenants. A loan guarantee service fee is payable to Teijin at the rate of 0.5625% semi-annually. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest for the remaining three and one half year term.

     Other long-term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

     Principal reductions of long-term debt are scheduled as follows:

               Year                                   Amount
               ----                                  -------
               1998                                  $ 1,304
               1999                                    4,089
               2000                                    1,450
               2001                                    2,500
               2002                                    2,500
               Thereafter                              5,000
                                                     -------
               Total                                 $16,843
                                                     =======

The Company incurred total interest expense of $236 and $892 in 1996 and 1997, respectively. Of these amounts, the Company capitalized $49 and $464 in 1996 and 1997, respectively, as cost related to the construction of the new manufacturing facility in Tempe, Arizona.

NOTE 4 - INCOME TAXES:

     The income tax provision in 1997 results primarily from minimum tax liabilities related to federal taxes and foreign withholding taxes on royalty payments. The effective income tax rate differs from the federal statutory rate primarily as a result of the utilization of net operating loss carryforwards. The deferred tax assets valuation allowance at December 31, 1995, 1996 and 1997 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regards to the realizability of these tax assets such that a full valuation allowance is necessary. During 1995, 1996 and 1997, the Company realized $.4, $.6 and $.5 million respectively of deferred tax assets previously reserved.

     Deferred tax (liabilities) assets are comprised of the following:

                                                      December 31,

                                             1 9 9 6               1 9 9 7
                                             -------               -------
     Depreciation                            $(3,379)              $(3,793)
     Other                                    (  283)               (  165)
                                             -------               -------

     Gross deferred tax liabilities           (3,662)               (3,958)
                                             -------               -------

     Inventory reserves                          320                   383
     Write-down of fixed assets                  400                   361
     Other                                     2,179                 1,856
     Loss carryforwards                        6,740                 6,723
     Credit carryforwards                      1,050                 1,202
                                             -------               -------

     Gross deferred tax assets                10,689                10,525

     Deferred tax assets valuation
       allowance                              (7,027)               (6,567)
                                             -------               -------

           Net deferred taxes                $     -               $     -
                                             =======               =======

     At December 31, 1997 the Company had net federal operating loss carryforwards of approximately $18 million which expire at various dates from 1998 through 2011. The net operating loss carryforwards include approximately $2.9 million resulting from employee exercises of non-incentive stock options or disqualifying dispositions, the tax benefit of which, when realized, will be accounted for as an addition to capital in excess of par value, rather than as a reduction of the provision for income taxes. Research and development, investment tax and foreign tax credit carryovers of approximately $1.2 million are also available to reduce future federal and state income taxes and expire at various dates through 2004. If certain substantial changes in the Company's ownership occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.

NOTE 5 - STOCKHOLDER'S EQUITY

Stock Option Plans:

     The Company has granted stock options under certain option agreements in 1981 and 1983, its 1983 Qualified and Non-Qualified Stock Option Plan; its Restated 1987 Stock Option Plan, and its 1997 Stock Incentive Plan. The 1997 Stock Incentive Plan was adopted by the Board of Directors on March 20, 1997 and subsequently approved by the Company's stockholders at the May 21, 1997 Annual Meeting of Stockholders. The plans and agreements are administered by the Board of Directors. Under the terms of the 1983 Plan and the 1981 and 1983 agreements, options to the Company's employees, directors and consultants were granted at prices not less than the fair market value of the Company's stock on the date of grant. The exercise price of options granted under the Restated 1987 Stock Option Plan and the 1997 Stock Incentive Plan must be at least 85% of the fair market value of the stock at the date of grant. All options granted to date under these plans have been at the fair market value of the Company's stock on the date of the grant.

     Options under the plans generally vest at a rate of 25% per year, are non-transferable and generally expire over terms not exceeding ten years from the date of grant or three months after termination of the optionee's relationship with the Company.

     During 1996 and 1997, certain employees, officers and directors exercised stock options under the plan by issuing full recourse notes to the Company with an interest rate of generally 7%. During 1997 outstanding notes to certain of those employees, officers and directors were extended from terms of one year to terms of two years. The principal and accrued interest on the notes are due at the end of the term of each note. These notes aggregate $596 and $656 at December 31, 1996 and 1997, respectively.

     As of December 31, 1997, there were 50 shares of Common Stock available for grant under all plans. In addition, at December 31, 1997, 754 options were vested and exercisable at prices ranging from $2.50 to $6.75.

Employee Stock Purchase Plan

     In April 1988, the Company adopted the Employee Stock Purchase Plan ("the Purchase Plan") and reserved 150 shares of Common Stock for issuance thereunder. In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("the 1997 Plan") and reserved 100 shares of Common Stock for issuance thereunder. Employees of the Company, subject to certain limitations, may purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six month offering period, or the last day of the purchase period. During 1995, 1996 and 1997, 20, 20 and 33 shares, respectively, were sold under the Purchase Plan and the 1997 Plan. At December 31, 1997 there were no shares remaining available for issuance under the 1988 Purchase Plan and 78 shares available for issuance under the 1997 Plan.

Accounting for Stock Based Compensation

     The Company has two stock option plans which reserve shares of Common Stock for issuance to employees, officers and directors. The Company applies APB Opinion 25 and related Interpretations in accounting for it's plans. Accordingly, no compensation cost has been recognized for the stock option plans, except for $123 related to certain transactions in 1996. The Company has adopted the disclosure- only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Had compensation cost for the Company's two stock option plans and stock purchase plan been determined based on the fair value at the grant date for awards granted in 1995, 1996 and 1997 under those plans consistent with the provisions of FAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                               1995               1996              1997
                                                               ----               ----              ----
   Net income - as reported....................              $  633             $2,427            $2,281
   Net income - pro forma......................              $  505             $1,879             1,450
   Net income per share - as reported
                  Basic........................              $  .11             $  .39            $  .32
                  Diluted......................              $  .10             $  .35            $  .29
   Net income per share - pro forma
                  Basic........................              $  .09             $  .30            $  .20
                  Diluted......................              $  .08             $  .27            $  .19

         The pro forma amounts reflect compensation expense related to 1995, 1996 and 1997 stock option grants and purchase rights only. In future years, the annual compensation expense will increase relative to the fair value of stock options granted in those future years.

         For the Stock Option Plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for the multiple option approach with the following weighted average assumptions used for grants in 1995, 1996 and 1997, respectively; expected volatility of 60% in years 1995, 1996 and 1997; risk-free interest rate of 6.0%, 6.2% and 6.4%; and expected lives from vesting date of .68, .72 and .54 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of stock options granted in 1995, 1996 and 1997 was $1.69, $2.99 and $6.86 per share, respectively.

         For the Employee Stock Purchase Plan, the fair value of each purchase right is estimated at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1995, 1996 and 1997, respectively; expected volatility of 63%, 57% and 60%; risk-free interest rate of 6.1%, 5.4% and 5.5%; and expected lives of .5 years in 1995, 1996 and 1997. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of those purchase rights granted in 1995, 1996 and 1997 was $0.90, $1.82 and $2.16 per right, respectively.


The activity under the option plans, combined, was as follows:

                                                      Shares of
                                                       Common            Range of            Weighted-Average
                                                        Stock         Exercise Price          Exercise Price
                                                      ---------       --------------         ----------------
     Options outstanding at
      January 1, 1995                                    1,506         $2.50 - $7.25               $2.80
         Granted                                           343         $2.94 - $4.13               $3.62
         Exercised                                      (   38)        $2.50 - $3.25               $2.65
         Cancelled or expired                           (   84)        $2.50 - $6.00               $3.55
                                                         -----

        Options outstanding at
         December 31, 1995                               1,727         $2.50 - $7.25               $2.92
         Granted                                           494         $4.63 - $8.13               $5.94
         Exercises                                      (  523)        $2.50 - $5.25               $2.60
         Canceled or expired                            (   34)        $2.50 - $7.25               $4.66
                                                         ------

        Options outstanding at
         December 31, 1996                               1,664         $2.50 - $8.13               $3.88
         Granted                                           403         $6.38 - $8.25               $6.86
         Exercised                                      (  212)        $2.50 - $5.63               $2.92
         Canceled or expired                            (  115)        $2.50 - $7.88               $5.06
                                                         ------

         Options outstanding at
          December 31, 1997                              1,740         $2.50 - $8.25               $4.61
                                                         =====

The following table summarizes  information  about stock options  outstanding at
December 31, 1997:
                                               OPTIONS  OUTSTANDING                        OPTIONS  EXERCISABLE
------------------------------------------------------------------------------------------------------------------
                                                      Weighted
                                      Number           Average          Weighted             Number       Weighted
Range of                         Outstanding         Remaining           Average        Exercisable        Average
Exercise Prices               As of 12/31/97  Contractual Life    Exercise Price     As of 12/31/97 Exercise Price
------------------------------------------------------------------------------------------------------------------
$2.50  -  $2.50                          433              1.62             $2.50                411          $2.50
$2.94  -  $4.13                          437              3.84             $3.45                225          $3.42
$4.25  -  $6.50                          491              5.57             $5.71                112          $5.31
$6.75  -  $7.00                          348              7.84             $6.87                  6          $6.75
$7.03  -  $8.25                           31              8.85             $7.64                  0          $0.00
                             -------------------------------------------------------------------------------------
$2.50  -  $8.25                        1,740              4.67             $4.61                754          $3.22
                             =====================================================================================


NOTE 6 - COMMITMENTS:

   The Company leases certain property and equipment as well as its facilities under noncancellable operating leases and $365 of computer equipment under a capital lease. These leases expire at various periods through 2007.

   As of December 31, 1997, the future minimum payments under these leases are as follows:

                                          Capital        Operating
                                          -------        ---------
     1998                                   $ 154           $1,744
     1999                                     149            1,870
     2000                                     145              911
     2001                                       -              898
     2002                                       -              933
     Thereafter                                 -            2,131
                                            -----           ------

  Future minimum lease payments             $ 448           $8,487
                                                            ======

  Less - amount representing interest          55
  Present value of future minimum
     lease payments                           393
  Current maturities                          120
                                            -----
  Long-term lease obligations               $ 273
                                            =====


     Rent expense under operating leases was approximately $1,720, $1,398 and $1,471, in 1995, 1996, and 1997, respectively.

     During the first quarter 1996, the Company entered into an addendum to a previous supply agreement with a major customer which provides for certain "best efforts" sales and purchase commitments of the Company's anti-reflective film from the date of the addendum through June 30, 1997. Beginning July 1, 1997, the Company is firmly committed to supply and the customer is committed to purchase fixed volumes for the period July 1, 1997 through December 31, 1997, and annually thereafter until December 31, 2000. Should either the Company fail to supply or the customer fail to purchase the specified quantities, a penalty, based on the sales price to the customer from the prior period, must be paid to the other. In order to meet the supply commitment, the Company opened a new manufacturing facility, at a cost of approximately $12 million, initially dedicated to the production of anti-reflective film. The new facility began manufacturing operations during the fourth quarter of 1997.

NOTE 7 - LINE OF CREDIT AGREEMENT:

     The Company has secured a $6 million revolving line of credit which expires in June 1998, but may be extended for additional one year terms with the bank's approval. The amount of borrowings is based upon a percentage of accounts receivable, which at December 31, 1997, did not limit available borrowing under the line. The line is secured by certain assets of the Company and bears interest at an annual rate of prime plus .5%. Under the terms of the agreement, the Company is required to maintain certain financial ratios. As of December 31, 1997, there were no borrowings under this line of credit.

NOTE 8 - MAJOR CUSTOMERS:

     In 1995, no one customer accounted for 10% of net sales and the five largest customers accounted for 32% of net sales. One customer accounted for approximately

26% and 31% of net sales in 1996 and 1997 respectively. Export sales accounted for 37%, 57% and 65% of the Company's net revenues in 1995, 1996 and 1997, respectively.

NOTE 9 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for 1996 and 1997 is as follows:

                                         First     Second       Third     Fourth
                                         -----     ------       -----     ------
      1996:
      -----

      Net sales                        $10,637    $10,990      $9,966    $10,127
      Gross margin                       3,228      3,442       3,289      3,825
      Net income                           511        704         555        657
      Net income per share-Basic           .09        .12         .09        .10
      Net income per share-Diluted         .08        .10         .08        .09


      1997:
      -----

      Net sales                        $10,855    $11,684     $12,083    $15,467
      Gross margin                       3,697      3,705       3,266      4,111
      Net income                           766        602         210        703
      Net income per share-Basic           .12        .09         .03        .09
      Net income per share-Diluted         .11        .08         .03        .09


    Per share amounts, based on average shares outstanding each quarter, may not add to the total for the year.



ITEM 9.            DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                   None

                                    PART III


ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The information required by this Item concerning the Company's directors and the Company's executive officers is incorporated by reference to the sections entitled "Nominees" and "Management", respectively, appearing in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement").


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

                                     PART IV



ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         The following documents are filed as part of this Form 10-K:

     (a)(1)       Index  to  Financial   Statements.   The  following  Financial
                  Statements of Southwall Technologies Inc. are filed as part of this Form 10-K:
                                                                Form 10-K
                                                               Page Number
                                                               -----------

          Report of Independent Accountants                         18

          Consolidated Balance Sheets as of
           December 31, 1997 and 1996                               19

          Consolidated Statements of Operations
           for the years ended December 31, 1997,
           1996 and 1995                                            20

          Consolidated Statements of Stockholders'
           Equity for the years ended December 31,
           1997, 1996 and 1995                                      21

          Consolidated Statements of Cash Flows
           for the years ended December 31, 1997,
           1996 and 1995                                            22

          Notes to Consolidated Financial Statements                23

          (a)(2) Index to Financial Statement Schedules. Schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

          (a)(3) Exhibits. Reference is made to the Exhibit Index on pages 37 through 42 of this Form 10-K.

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

         The preceding undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-28599 (filed on May 9,
1989),  33-37247  (filed  October 11,  1990),  33-42753  (filed on September 16,
1991),  33-51758 (filed on September 8, 1992), 33-82138 (filed on July 28, 1994)
and 333- 34287 (filed August 25, 1997).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of March, 1998.

                                               SOUTHWALL TECHNOLOGIES INC.


                                               By /s/Thomas G. Hood
                                               --------------------
                                                  Thomas G. Hood
                                                     President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of March 14, 1998.

    Signature                                              Title
    ---------                                              -----


/s/J. Larry Smart
-----------------                           Chairman of the Board of Directors
J. Larry Smart)


/s/Thomas G. Hood
-----------------                           President, Chief Executive Officer
(Thomas G. Hood)                            and Director (Principal Executive
                                            Officer)

/s/L. Ray Christie
------------------                          Vice President, Chief Financial
(L. Ray Christie)                           Officer and Secretary (Principal
                                            Financial and Accounting Officer)

/s/Bruce J. Alexander
---------------------                       Director
(Bruce J. Alexander)


/s/Yoshimichi Hase
------------------                          Director
(Yoshimichi Hase)


/s/Joseph B. Reagan
-------------------                         Director
(Joseph B. Reagan)


/s/Walter C. Sedgwick
---------------------                       Director
(Walter C. Sedgwick)

                          INDEX TO EXHIBITS FILED WITH
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997


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

10.78(7) Amendment to property lease dated February 2, 1994 to extend lease period on building at 3961 E. Bayshore Road, Palo Alto, California. Original lease filed as exhibit number 10.36.

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

10.82(11)      Supply Agreement between Sony Corporation and Southwall
               Technologies Inc., effective October 23, 1995.

10.83(12)      Addendum #1 To Supply Agreement between Sony Corporation and
               Southwall Technologies Inc., with effective dates of April 1,
               1996 and July 1, 1997(with certain confidential information deleted therefrom and filed separately).

10.84(12)      Lease Agreement between Chamberlain Development, L.L.C., as
               Lessor and Southwall Technologies Inc., a Delaware corporation, as Lessee effective May 1, 1997.

10.85(12)      Purchase Agreement, dated April 29, 1996, between an equipment supplier and Southwall Technologies Inc., (with certain confidential information deleted therefrom and filed separately).

10.86(12)      Agreement regarding separation of employment between Alfred V.
               Larrenaga, an officer of the Company and Southwall Technologies
               Inc., dated July 29, 1996 and amended October 29, 1996.

10.87(12)      Loan and security agreement dated as of December 3, 1996, between the Company as debtor and CIT Group/Equipment Financing, Inc.

10.88(13)      Basic Agreement dated April 9, 1997, for the sale of 667,000 shares of the Company's common stock to Teijin Limited, a Japanese corporation, and for mutually beneficial cooperation and collaboration between Teijin and Southwall Technologies Inc.

10.89(13)      Credit Agreement dated May 6, 1997, between Sanwa Bank, Limited and Southwall Technologies Inc.

10.90(13)      Reimbursement and Security Agreement dated May 6, 1997, between
               Teijin Limited, a Japanese corporation, and Southwall
               Technologies Inc.

10.91(13)      Promissory Note dated May 6, 1997 obligating Southwall
               Technologies Inc. To Sanwa Bank, Limited in the amount of $10 million.

10.92(14)      The Company's 1997 Stock Incentive Plan.

10.93(15)      The Company's 1997 Employee Stock Purchase Plan.

10.94 Letter agreement between Sony Corporation of Japan and Southwall Technologies Inc. amending Addendum #1 To Supply Agreement between Sony Corporation and Southwall Technologies Inc., with effective dates of April 1, 1996.

21(11)         List of Subsidiaries of Southwall Technologies Inc.

23.1           Consent of Independent Accountants.

99.1(9) Letter, dated June 5, 1987, from the U.S. Department of the Air Force to the SEC Pursuant to Rule 171.

 -----------------

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed with the Commission on April 27, 1987 (Registration No. 33-13779) (the "Registration Statement") and incorporated herein by reference.

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

(12) Filed as an exhibit to the Form 10-K Annual Report 1996, filed with the Commission on March 27, 1997 and incorporated herein by reference.

(13) Filed as an exhibit to the Form 10-Q Quarterly report for Quarter Ended June 29, 1997, filed with the Commission on August 14, 1997 and incorporated herein by reference.

(14) Filed as Proposal 3 included in the 1997 Proxy statement filed with the Commission on April 14, 1997 and incorporated herein by reference.

(15) Filed as Proposal 4 included in the 1997 Proxy statement filed with the Commission on April 14, 1997 and incorporated herein by reference.