Form 10-Q
period 1998-03-29
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1998-05-08
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 _   ACT OF 1934 [NO FEE REQUIRED]

     For the quarterly period ended March 29, 1998

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ______ to ________


                         Commission File Number: 0-15930


                           SOUTHWALL TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                         94-2551470
             --------                                         ----------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification Number)


1029 Corporation Way, Palo Alto, California                         94303
-------------------------------------------                         -----
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

                         Yes    X          No
                            -------          -------
As of March 29, 1998 there were 7,618,095 shares of the Registrant's Common Stock outstanding.

This report, including all attachments, contains 12 pages.

                           SOUTHWALL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number

                          PART 1 FINANCIAL INFORMATION

Item 1   Financial Statements:

         Consolidated Balance Sheet - March 29, 1998
         and December 31, 1997......................................3

         Consolidated Statement of Operations -
         three months ended March 29, 1998
         and March 30, 1997 ........................................4

         Consolidated Statement of Cash Flows -
         three months ended March 29, 1998
         and March 30, 1997 ........................................5

         Consolidated Statement of Stockholders' Equity -
         three months ended March 29, 1998..........................6

         Notes to Consolidated Financial Statements.................7

Item 2   Management's Discussion and Analysis
         of Financial Condition and Results of Operations...........9


                            PART II OTHER INFORMATION

Item 1   Legal Proceedings..........................................13

Item 2   Changes in Securities......................................13

Item 3   Defaults Upon Senior Securities............................13

Item 4   Submission of Matters to a Vote of Stockholders............13

Item 5   Other Information..........................................13

Item 6   Exhibits and Reports on Form 8-K...........................13

         Signatures.................................................14

                                                    PART 1 FINANCIAL INFORMATION

Item 1  Financial Statements
                                                     CONSOLIDATED BALANCE SHEET
                                                (in thousands, except per share data)

                                                                                              March 29, 1998       December 31, 1997
                                                                                              --------------       -----------------
                                                                                               (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                                   $  8,861               $ 10,524
     Short-term investments                                                                         1,517                      7
     Accounts receivable, net of allowance
      for doubtful accounts of $915 and $834                                                        9,214                 11,926
     Inventories                                                                                   10,453                 10,118
     Other current assets                                                                           1,120                  1,118
                                                                                                 --------               --------
            Total current assets                                                                   31,165                 33,693

Property and equipment, net                                                                        26,394                 26,272
Other assets                                                                                        1,486                  1,504
                                                                                                 --------               --------

            Total assets                                                                         $ 59,045               $ 61,469
                                                                                                 ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                            $  5,727               $  4,835
     Accrued compensation                                                                           2,102                  2,009
     Other accrued liabilities                                                                      1,506                  1,546
     Current portion of long-term debt                                                              1,436                  1,304
                                                                                                 --------               --------

            Total current liabilities                                                              10,771                  9,694

Long-term debt                                                                                     15,289                 15,539
Deferred income taxes                                                                                 496                    496
                                                                                                 --------               --------
            Total liabilities                                                                      26,556                 25,729
                                                                                                 ========               ========

Commitments

Stockholders' equity:
     Common stock, $.001 par value,
      20,000 shares authorized:
      Issued and outstanding: 7,742 and 7,636                                                           8                      8
     Capital in excess of par value                                                                51,708                 51,513
     Notes Receivable                                                                                (606)                  (656)
     Accumulated deficit                                                                          (18,006)               (14,631)
      Less treasury stock, 124
      and 123 shares                                                                                 (615)                  (494)
                                                                                                 --------               --------

            Total stockholders' equity                                                             32,489                 35,740
                                                                                                 --------               --------
            Total liabilities and
             stockholders' equity                                                                $ 59,045               $ 61,469
                                                                                                 ========               ========

See accompanying notes to consolidated financial statements.

                                                     SOUTHWALL TECHNOLOGIES INC.
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                (in thousands, except per share data)
                                                             (Unaudited)

                                                                                             March 29, 1998           March 30, 1997
                                                                                             --------------           --------------
Net revenues                                                                                    $ 10,416                $ 10,855
                                                                                                --------                --------

Costs and expenses:
   Cost of sales                                                                                  10,215                   6,980
   Start-up costs - Tempe                                                                           --                       178
   Research & development                                                                          1,060                     707
   Selling, general and
    administrative                                                                                 2,408                   2,161
                                                                                                --------                --------

    Total costs and expenses                                                                      13,683                  10,026
                                                                                                --------                --------

Income/loss) from operations                                                                      (3,267)                    829

Interest income/(expense), net                                                                      (108)                    (33)
                                                                                                --------                --------

Income/(loss) before income taxes                                                                 (3,375)                    796

Provision for income taxes                                                                          --                        30
                                                                                                --------                --------

Net income/(loss)                                                                               $ (3,375)               $    766
                                                                                                ========                ========

Net income/(loss) per share - Basic                                                             $   (.45)               $    .12
                              Diluted                                                           $   (.45)               $    .11

Weighted average shares of
common stock and common
stock equivalents - Basic                                                                          7,561                   6,534
                    Diluted                                                                        7,561                   7,212

See accompanying notes to consolidated financial statements.

                                                     SOUTHWALL TECHNOLOGIES INC.
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           (in thousands)
                                                             (Unaudited)

                                                                                                          Three Months Ended
                                                                                                ------------------------------------
                                                                                                March 29, 1998        March 30, 1997
                                                                                                --------------        --------------
Cash flows from operating activities:
     Net income (loss)                                                                             $ (3,375)             $    766
     Adjustments to reconcile net income(loss)
      to net cash provided by (used in)
      operating activities:
     Depreciation and amortization                                                                      940                   627
     Decrease (increase) in accounts receivable                                                       2,712                (1,696)
     Decrease (increase) in inventories                                                                (335)                 (227)
     Decrease (increase) in other current assets                                                         (2)                  (48)
     (Decrease) increase in accounts payable
      and accrued liabilities                                                                           945                  (445)
                                                                                                   --------              --------

Cash provided by (used in) operating
 activities                                                                                             885                (1,023)
                                                                                                   --------              --------

Cash flows from investing activities:
     Decrease (increase) in short-term investments                                                   (1,510)                 --
     Expenditures for property and equipment
      and other assets                                                                               (1,044)               (1,367)
                                                                                                   --------              --------

Net cash (used in) provided by investing
   activities                                                                                        (2,554)               (1,367)
                                                                                                   --------              --------

Cash flows from financing activities:
     Increase in(reduction of) long-term debt                                                          (118)                 (317)
     (Purchase) issuance of treasury stock, net                                                          74                   191
     Repayment of stock option loans                                                                     50                  --
                                                                                                   --------              --------


Net cash (used in) provided by financing activities                                                       6                  (126)
                                                                                                   --------              --------

Net increase (decrease) in cash and cash
 equivalents                                                                                         (1,663)               (2,516)

Cash and cash equivalents, beginning of year                                                         10,524                 7,419
                                                                                                   --------              --------

Cash and cash equivalents, end of period                                                           $  8,861              $  4,903
                                                                                                   ========              ========

Supplemental schedule of non-cash
     investing and financing activities:                                                               --                    --

See accompanying notes to consolidated financial statements.

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                  Three Months Ended March 29, 1998
                                                           (in thousands)
                                                             (Unaudited)

                                                                     Capital in                                            Total
                                                 Common Stock        excess of       Notes      Accumulated  Treasury  Stockholders'
                                             Shares       Amount     par value     Receivable    Deficit      Stock       Equity
                                            --------     --------     --------     --------     --------     --------     --------
Balance; December 31, 1997                     7,636     $      8     $ 51,513     $   (656)    $(14,631)    $   (494)    $ 35,740

Exercise of Stock Options:
     Paid with cash                                                   $    (69)                              $    143     $     74
     Paid with stock                             106                  $    264                               $   (264)        --

Repayment of Stock Option Loans                                                    $     50                               $     50

Net loss                                                                                        $ (3,375)                 $ (3,375)
                                            --------     --------     --------     --------     --------     --------     --------

Balance; March 29, 1998                        7,742     $      8     $ 51,708     $   (606)    $(18,006)    $   (615)    $ 32,489
                                            ========     ========     ========     ========     ========     ========     ========

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

         Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements contained in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

         Note 2 - Inventories:

         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at March 29, 1998 and December 31, 1997, consisted of the following:

                                             March 29, 1998  December 31, 1997
                                             --------------  -----------------
         Raw materials                          $ 4,010         $ 4,502
         Work-in-process                          3,251           2,551
         Finished goods                           3,192           3,065
                                                -------         -------
             Total                              $10,453         $10,118
                                                =======         =======

         Note 3 - Commitments:

         During the first quarter of 1996, the Company and Sony Corporation signed an Addendum #1 to Supply Agreement. Under the terms of the amended agreement, among other things, Sony agreed to increase its minimum order of anti-reflective film beginning July 1, 1997 and extending through December 31, 2000 and Southwall agreed to install any necessary additional manufacturing capacity to supply the minimum quantities required by this agreement. Should either Southwall fail to supply or Sony fail to purchase the minimum quantities prescribed in the contract, a penalty is enforceable by the other party in the amount of one half of the selling price of the product for the quantity not supplied or purchased.

         The Company began occupying a new leased facility located in Tempe, Arizona, on June 27, 1997, has installed and is operating the equipment required for the manufacturing of anti-reflective film.

         The Company has also secured financing from a combination of borrowing from lending institutions and an equity sale to a major investor to finance this expansion and related working capital requirements. On December 16, 1996, the

         Company borrowed $5 million from an institutional lender. On April 9, 1997, the Company signed an agreement with Teijin Limited of Japan (Teijin), a major raw material supplier of the Company, which included arrangements for additional financing for the new manufacturing facility and for related potential working capital growth. Teijin purchased 667,000 shares of the Company's common stock at a price of $7.50 per share, and guaranteed a loan through Sanwa Bank for an additional $10 million. Teijin also received warrants to purchase 158,000 shares of common stock at a price of $9.00 per share at any time within three years of the date of the agreement. The stock purchase transaction of approximately $5 million was completed on April 28, 1997. In addition, a loan agreement with Sanwa Bank was signed on May 2, 1997, and the Company received the first $5 million of funding on May 6, 1997. The remaining $5 million of loan funding was received on November 6, 1997. The loan is for a period of seven and one half (7.5) years, with a four(4) year interest only grace period, payable semi annually at an interest rate of BBA Libor, fixed semi annually, plus seven sixteenths percent (4.375%). In addition, a loan guarantee fee of nine sixteenths percent (.5625%) per annum is payable to Teijin on the same payment schedule as the loan interest payments.

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

         The Company is committed to increasing revenues by expanding capacity, applications, and introducing new technologies. Although the Company has recently completed a major expansion of its capacity and is seeking to further expand existing applications, to develop new applications and to continue to expand international marketing and sales efforts, there can be no assurance that the Company will be able to continue to increase revenues. The Company is currently planning to order a new production machine as early as June 1998 at an approximate cost of $11 million and is in the process of renovating an existing production machine at an estimated cost of $1.3 million. The Company believes that the additional capacity will allow continued growth in its Heat Mirror XIR(R) films sold to OEM automotive glass manufacturers as well as to after market automotive and architectural customers. The Company is also considering ordering another new production machine in the second half of 1998 at an estimated cost of approximately $7.5 million to expand its capacity to manufacture anti-reflective films. There is significant risk in the expansion projects currently in process and planned and there can be no assurances that the Company will be successful in completing these projects when scheduled or that start-up costs and initial production will be completed in accordance with the Company's current plans.

         As previously reported, process and machine problems during the first quarter at the Company's new Tempe, Arizona facility resulted in yield levels on anti-reflective film of less than half the level expected, contributing to an increase in average cost of the product of approximately 35%. In addition, average production yields on Heat Mirror XIR automotive films manufactured in the Company's Palo Alto, California facility were approximately 16% lower than in the first quarter 1997, increasing labor and material costs and using additional machine time to meet customer demand. These yield issues have been addressed and are expected to be substantially resolved during the second quarter 1998. Improvements made during the first quarter are expected to lead to significantly better yields for these products, allowing the Company to ship more while reducing costs. Additionally, capacity constraints which have impacted the Company's ability to meet customer demands are being addressed with the planned purchase of at least one and possibly two new production machines and renovation of an existing machine as mentioned above. Inability to effectively increase yields to anticipated levels and to successfully complete the renovation projects, could result in the Company not meeting its future revenue and net income objectives and the minimum quantity delivery requirements under the Sony contract.

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

         Three Months Ended March 29, 1998 and March 30, 1997

         Net revenue decreased to $10.4 million for the first three months of 1998, compared to $10.9 million for the similar period of 1997. The decrease was due primarily to a lower price for anti-reflective film products sold to Sony, and yield problems which reduced the amount of anti-reflective product available to ship to Sony. Yield problems on the Company's Heat Mirror XIR film for OEM automotive glass manufacturers also reduced the amount of product available for shipment to those customers and to other customers of product in that product family.

         Cost of sales for the first quarter of 1998 was 98% of net revenue, compared to 66% for the similar period of 1997. The increase in cost of sales was due to process and mechanical problems, primarily at the Company's new Tempe, Arizona facility, which resulted in low yields and throughput on anti-reflective film for computer monitors. Production yields on the Company's Heat Mirror XIR automotive film produced in the Palo Alto, California facility were also lower than in the same period last year, using additional machine time and material to meet customer demands. Additionally, inventory reserves were increased $.5 million in the quarter for older inventories.

         Research and development expenses, as a percent of net sales, were 10% for the first three months of 1998, compared to 7% for the similar period in 1997. The absolute dollars increased to $1.1 million from $.7 million. The increase in 1998 is attributable to higher new product development costs, primarily in development of product for the automotive film market, and development of new deposition technology. Additionally, the Company wrote off a $.1 million for a license agreement.

         Selling, general and administrative expense, as a percent of net sales, was 23% in the first three months of 1998, compared to 20% for the similar period in 1997. The absolute dollars increased to $2.4 million in 1998 from $2.2 million in 1997. The increase in absolute dollars was primarily caused by reorganization severance payments and to the addition of sales personnel in Europe and South America.

         Net interest expense increased in 1998 compared to 1997 due to interest payments on long term debt. Long term debt was higher by approximately $9.3 million due to borrowing for expansion projects. Additionally, the Company is no longer capitalizing interest expense related to the expansion project in Tempe, Arizona. Increased interest expense was also partially offset by higher interest income due to an increase in cash invested by approximately $5 million.

         As a result of the factors discussed above, the Company reported a pre-tax loss of $3.4 million for the first three months of 1998, compared to a pre-tax profit of $.8 million for the similar period in 1997.

         Liquidity and Capital Resources

         At March 29, 1998, the Company's net working capital was $20.4 million, decreasing from $24.0 million at December 31, 1997. On December 16, 1996, the Company borrowed $5 million from an institutional lender for partial financing of the new manufacturing facility in Tempe, Arizona. On April 9, 1997, the Company signed an agreement with Teijin Limited of Japan (Teijin), a major raw material supplier of the Company, which included arrangements for additional financing for the new manufacturing facility and for related potential working capital growth. Teijin purchased 667,000 shares of the Company's common stock at a price of $7.50 per share, and guaranteed a loan through Sanwa Bank for an additional $10 million. Teijin also received warrants to purchase 158,000 shares of common stock at a price of $9.00 per share at any time within three years of the date of the agreement. The stock purchase transaction of approximately $5 million was completed on April 28, 1997. In addition, a loan agreement with Sanwa Bank was signed on May 2, 1997, and the Company received the first $5 million of funding on May 6, 1997, and the remaining $5 million was received on November 6, 1997. The new manufacturing facility began operations during the fourth quarter 1997, and is currently dedicated to the production of anti-reflective film product to fulfill the supply requirements of the supply agreement with Sony. Prior to the borrowing required to finance the new facility, the Company had financed itself through cash flow from operations and its existing cash balances.

         From December 31, 1997, to March 29, 1998, cash and short-term investments decreased by $.2 million. Accounts receivable decreased by $2.7 million primarily due to sales which were $5.1 million lower in the first quarter 1998 compared to the fourth quarter 1997.

         Additions to property and equipment were approximately $1.0 million during the first quarter of 1998. The Company anticipates total capital expenditures of approximately $4.5 million during 1998 for general replacements and discretionary improvements of current facilities, including approximately $1.3 million for the renovation of an existing production machine.

         At March 29, 1998, the Company had $10.4 million of cash and short-term investments and a $6 million revolving line of credit, which is subject to certain financial covenants. The loss incurred by the Company for the first quarter of 1998 violated a loan covenant under the revolving line which prohibited any loss in excess of $1 million dollars for any quarter. However, the bank has indicated they do not intend to revoke the line and will present a new proposal to extend the line for one year from the June 5, 1998 expiration date of the current loan agreement. As of March 29, 1998, there were no borrowings under this line of credit.

         While the Company believes that it currently has sufficient funds to finance its operations through at least the remainder of 1998, to the extent that such funds are insufficient to fund the Company's activities, including a potential major expansion project, the Company may need to raise additional funds through public or private equity or debt financing from other sources. The sale of additional equity or convertible debt may result in additional dilution to the Company's stockholders and such securities may have rights, preferences or privileges senior to those of the Common Stock. There can be no assurance that additional equity or debt financing will be available or that if available it can be obtained on terms favorable to the Company or its stockholders.

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

         Item 2   Changes in Securities
                  Not applicable

         Item 3   Defaults upon Senior Securities
                  Not applicable


         Item 4   Submission of Matters to a Vote of stockholders
                  No matters were submitted to a vote of security holders during the quarter ended March 29, 1998.

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


         Dated:  May 12, 1998


                                     By: /s/ Thomas G. Hood
                                         ---------------------
                                         Thomas G. Hood
                                         President and
                                         Chief Executive Officer


                                      By: /s/ L. Ray Christie
                                         ---------------------
                                          L. Ray Christie
                                          Vice President and
                                          Chief Financial Officer