Form 10-Q
period 1998-06-28
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1998-08-12
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 [NO FEE REQUIRED]

    For the quarterly period ended June 28, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ______ to ________


                         Commission File Number: 0-15930


                           SOUTHWALL TECHNOLOGIES INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                  94-2551470
             ---------------                          ----------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)


   1029 Corporation Way, Palo Alto, California                94303
  ---------------------------------------------             ----------
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

                         Yes    X          No
                             -------          -------
As of June 28, 1998 there were 7,755,461 shares of the Registrant's Common Stock outstanding.

This report, including all attachments, contains 13 pages.

                           SOUTHWALL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
                                                                     -----------

                          PART 1 FINANCIAL INFORMATION

Item 1   Financial Statements:

         Consolidated Balance Sheets - June 28, 1998
         and December 31, 1997................................................3

         Consolidated Statements of Operations -
         three month and six month periods ended
         June 28, 1998 and June 29, 1997......................................4

         Consolidated Statements of Cash Flows -
         six months ended June 28, 1998
         and June 29, 1997 ...................................................5

         Notes to Consolidated Financial Statements...........................6

Item 2   Management's Discussion and Analysis
         of Financial Condition and Results of Operations.....................7


                            PART II OTHER INFORMATION

Item 1   Legal Proceedings and Other Matters.................................10

Item 2   Changes in Securities...............................................10

Item 3   Defaults Upon Senior Securities.....................................10

Item 4   Submission of Matters to a Vote of Stockholders.....................11

Item 5   Other Information...................................................11

Item 6   Exhibits and Reports on Form 8-K....................................11

         Signatures..........................................................12

                          PART 1 FINANCIAL INFORMATION

Item 1  Financial Statements

                           SOUTHWALL TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                               June 28, 1998  December 31, 1997
                                               -------------  -----------------
                                                (Unaudited)
             ASSETS

  Current assets:
     Cash and cash equivalents                    $  8,255        $ 10,524
     Short-term investments                              7               7
     Accounts receivable, net of allowance
       for doubtful accounts of $1,005 and $834      9,797          11,926
     Inventories                                     8,619          10,118
     Other current assets                            1,067           1,118
                                                  --------        --------
          Total current assets                      27,745          33,693

  Property and equipment, net                       26,630          26,272
  Other assets                                       1,515           1,504
                                                  --------        --------

          Total assets                            $ 55,890        $ 61,469
                                                  ========        ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                             $  3,817        $  4,835
     Accrued compensation                            1,703           2,009
     Other accrued liabilities                       1,127           1,546
     Current portion of long-term debt               1,468           1,304
                                                  --------        --------

          Total current liabilities                  8,115           9,694

  Long-term debt                                    14,935          15,539
  Deferred income taxes                                496             496
                                                  --------        --------
          Total liabilities                         23,546          25,729
                                                  --------        --------

  Commitments (Note 4)

  Stockholders' equity:
     Common stock, $.001 par value,
       20,000 shares authorized;
       issued and outstanding: 7,784 and 7,636           8               8
     Capital in excess of par value                 51,835          51,513
     Notes receivable                                 (906)           (656)
     Accumulated deficit                           (18,354)        (14,631)
     Less cost of treasury stock, 28
       and 123 shares outstanding                     (239)           (494)
                                                  --------        --------

          Total stockholders' equity                32,344          35,740
                                                  --------        --------
          Total liabilities and
            stockholders' equity                  $ 55,890        $ 61,469
                                                  ========        ========


          See accompanying notes to consolidated financial statements.

                                        SOUTHWALL TECHNOLOGIES INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share data)
                                                (Unaudited)

                                            Three Months Ended         Six Months Ended
                                           June 28,     June 29,    June 28,      June 29,
                                             1998         1997        1998          1997
                                           --------     --------    --------     --------
 Net revenues                              $ 14,057     $ 11,684    $ 24,473     $ 22,539
                                           --------     --------    --------     --------
 Costs and expenses:
    Cost of sales                            11,022        7,609      21,237       14,589
    Tempe start up costs                       --            370        --            548
    Research and development                    913          727       1,973        1,434
    Selling, general and administrative       2,264        2,384       4,672        4,545


                                           --------     --------    --------     --------
       Total costs and expenses              14,199       11,090      27,882       21,116
                                           --------     --------    --------     --------

 Income(loss) from operations                  (142)         594      (3,409)       1,423

 Interest income (expense), net                (182)          48        (290)          15
                                           --------     --------    --------     --------

 Income(loss) before income taxes              (324)         642      (3,699)       1,438

 Provision for income taxes                      24           40          24           70
                                           --------     --------    --------     --------

 Net income(loss)                          $   (348)    $    602    $ (3,723)    $  1,368
                                           ========     ========    ========     ========


 Net income(loss) per share:
    Basic                                  $  (0.05)    $    .09    $  (0.49)    $    .20
    Diluted                                $  (0.05)    $    .08    $  (0.49)    $    .18

 Weighted average shares of
   common stock and common
   stock equivalents:

     Basic                                    7,664        7,048       7,614        6,792
     Diluted                                  7,664        7,759       7,614        7,471

               See accompanying notes to consolidated financial statements.


                               SOUTHWALL TECHNOLOGIES INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                       (Unaudited)

                                                                   Six Months Ended
                                                                   ----------------
                                                          June 28, 1998    June 29, 1997
                                                          -------------    -------------
  Cash flows from operating activities:
       Net income (loss)                                      $ (3,723)        $  1,368
       Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating
         activities:
       Depreciation and amortization                             2,048            1,256
       Decrease (increase) in accounts receivable                2,129           (2,609)
       Decrease (increase) in inventories                        1,499             (958)
       Decrease (increase) in other current assets                  51             (132)
       (Decrease) in accounts payable and
         accrued liabilities                                    (1,650)             (25)
                                                              --------         --------
  Cash provided by (used in) operating activities                  354           (1,100)
                                                              --------         --------
  Cash flows from investing activities:
       Expenditures for property and equipment
       and other assets                                         (2,417)          (5,946)
                                                              --------         --------
  Cash (used in) investing activities                           (2,417)          (5,946)
                                                              --------         --------
  Cash flows from financing activities:
       Increase in (reduction of) long-term debt                  (440)           4,405
       Collection (issuance) of stock option loans, net           (250)             160
       Sale of common stock, net                                   154            4,931
       Issuance of treasury stock, net                             330              188
                                                              --------         --------
  Cash provided by (used in) financing activities                 (206)           9,684
                                                              --------         --------
  Increase (decrease) in cash and cash equivalents              (2,269)           2,638

  Cash and cash equivalents, beginning of year                  10,524            7,419
                                                              --------         --------

  Cash and cash equivalents, end of period                    $  8,255         $ 10,057
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

         Note 1 - Interim Period Reporting

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

         Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements contained in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

         Note 2 - Inventories

         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consisted of the following:

                                   June 28, 1998     December 31, 1997
                                   -------------     -----------------

                Raw materials          $ 3,235            $ 4,502
                Work-in-process          2,893              2,551
                Finished goods           2,491              3,065
                                       -------            -------
                    Total              $ 8,619            $10,118
                                       =======            =======

         Note 3 - Net Income (Loss) per Share

         Basic net income (loss) per share is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted Earnings per Share uses the average market prices during the period.

         During each of the periods presented there were no differences between the numerators used for the basic and diluted net income (loss) per share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents in the periods where there is net income is attributable to the effect of diluted stock options. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusions of stock options would be antidilutive.

         Note 4 - Commitments

         During 1996, the Company entered into an addendum to a previous supply agreement with a major customer for the sale of the Company's anti-reflective film. Beginning July 1, 1997, the Company is committed to supply and the customer is committed to purchase fixed volumes thereafter until December 31, 2000. Should either the Company fail to supply or the customer fail to purchase the specified quantities, a penalty, based on the sales price to the customer from the prior period, must be paid to the other.

         In order to meet the supply commitment, the Company opened a new manufacturing facility, initially dedicated to the production of anti-reflective film.

         Note 5 - Line of Credit Agreement

         The Company has secured a $6 million revolving line of credit which was extended during the second quarter and now expires in June 1999. This line of credit may be extended further for additional one year terms with the bank's approval. The amount of borrowings is based upon a percentage of accounts receivable, which at June 28, 1998, did not limit available borrowing under the line. The line is secured by certain assets of the Company and bears interest at an annual rate of prime plus .5%. Under the terms of the agreement, the Company is required to maintain certain financial ratios. As of June 28, 1998, there were no borrowings under this line of credit.

         Note 6 - Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131) "Disclosures about Segments of an Enterprise and Related Information." FAS 131 revises information regarding the reporting of certain operating segments for periods beginning after December 15, 1997. The Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt FAS 131 in its 1998 annual report. The Company has not yet determined the impact, if any, of adopting this new standard.


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


         General

         The Company has experienced significant fluctuations in quarterly results of operations. Revenues have varied from quarter to quarter due to the seasonal buying patterns for the Company's Heat Mirror(TM) products, which typically have been strongest in the second and third quarters. Additionally, sales of these energy conservation products are significantly influenced by the residential and commercial construction industries, and reduction in construction has generally resulted in a reduction in the sales of the Company's Heat Mirror products. In addition, operating results have historically varied from quarter to quarter as a function of the utilization of the Company's production machines and the start up of manufacturing operations in Tempe, Arizona. Manufacturing inefficiencies have resulted from the development and introduction of new products and the changing mix of products manufactured. Primarily as a result of these factors and in view of the Company's strategy of developing additional applications for its thin-film technology, and its ongoing practice of upgrading its manufacturing processes, the Company may continue to experience quarterly fluctuations in its results of operations.

         The Company is committed to increasing revenues by expanding capacity, and introducing new applications and technologies. Although the Company has recently completed a major expansion of its capacity and is seeking to further expand existing applications, to develop new applications and to continue to expand international marketing and sales efforts, there can be no assurance that the Company will be able to continue to increase revenues. The Company has ordered a new production machine in July 1998 at an approximate cost of $5.7 million plus installation and leasehold improvement costs to accommodate the system. The Company believes that the additional capacity will allow continued growth in its Heat Mirror XIR(R) films sold to OEM automotive glass manufacturers as well as to after market automotive and architectural customers.


         Year 2000

         In October 1996 the Company began reviewing year 2000 issues, prepared a plan to address those issues and began systematically modifying, upgrading or replacing software as necessary and then testing and implementing those changes. The Company has completed major upgrades and modifications, which have made essentially all mainframe accounting and inventory control software year 2000 compliant. All systems not yet compliant are scheduled to be made compliant by December 31, 1998. All projects relating to the year 2000 issue have been handled with existing staff, and the total expense is not expected to be material to the Company. The year 2000 problem creates risk for the Company should any unforeseen problems arise, both in its own systems and those of key customers and suppliers. The greatest risk within the Company is related to custom data base software. Currently, the Company is discussing with key customers and suppliers their plans to address year 2000 issues during 1998, but management has not yet assessed this related potential effect on the Company's earnings, if any.


         Six Months Ended June 28, 1998 and June 29, 1997

         Net revenues increased $2.0 million to $24.5 million for the first six months of 1998, compared to $22.5 million for the similar period of 1997. The increase was attributable primarily to a $2.9 million increase in sales of Heat Mirror XIR(R) film used principally by OEM automotive glass manufacturers but partially offset by a decrease of $0.7 million in sales of electronic products compared to the same period last year. The electronic products sales decrease was due to Silver Reflector film shipments and discontinued products which were sold during the first half of 1997 only.

         Cost of sales for the first half of 1998 was 87% of net revenues, compared to 65% for the similar period of 1997. The increase in cost of sales as a percentage of net revenues for 1998 from 1997 was due to process and mechanical problems, primarily at the Company's new Tempe, Arizona facility, which resulted in low yields on anti-reflective film for computer monitors. Production yields on the Company's Heat Mirror XIR automotive film produced in the Palo Alto, California were also lower than in the same period last year, requiring additional machine time and increased material to meet customer demands. Additionally, the Company experienced slightly higher overhead costs in the first half of 1998 due to the renovation of an existing production machine to increase capacity for Heat Mirror products.

         Research and development expenses, as a percent of net revenues, were 8% for the first six months of 1998, compared to 6% for the similar period in 1997. The absolute dollars increased $0.6 million to $2.0 million in 1998 from $1.4 million in 1997. The increase in 1998 is attributable to higher new product development costs, primarily in development of product for the electronic display market and development of new deposition technology.

         Selling, general and administrative expense, as a percent of net revenues, decreased to 19% in the first six months of 1998, from 20% for the similar period in 1997. The absolute dollars increased $0.2 million to $4.7 million in 1998 from $4.5 million in 1997. The increase in absolute dollars was due primarily to severance payments associated with the realignment of organizations and to additional staffing.

         Net interest expense increased for the first six months of 1998 to $300,000 from no interest expense in the first six months of 1997 due primarily to interest payments on long-term debt for expansion projects.


         Three Months Ended June 28, 1998 and June 29, 1997

         Net product sales increased $2.4 million to $14.1 million for the second quarter of 1998, compared to $11.7 million for the similar period of 1997. The higher 1998 sales were due primarily to a $1.2 million increase in sales of Heat Mirror XIR(R) film used primarily by OEM automotive glass manufacturers and a $1.1 million increase in shipments of anti-reflective film product to Sony compared to the same period last year.

         Cost of sales for the second quarter of 1998 was 78% of net revenues, compared to 65% for the similar quarter of 1997. The increase in cost of sales as a percentage of net revenues was due primarily to the Company's new Tempe, Arizona facility experiencing process problems in April 1998 which resulted in lower yields and throughput on anti-reflective film for computer monitors.

         Research and development expenses, as a percent of net revenues, were 6% for the second quarters of 1998 and 1997. The absolute dollars increased to $.9 million in 1998 from $.7 million in 1997. The increased expenses were primarily attributable to higher new product development costs associated with film for electronic display products and the development of new deposition technology.

         Selling, general and administrative expense, as a percent of net revenues, decreased to 16% in the second quarter of 1998, from 20% for the similar period in 1997. The absolute dollar decrease from $2.4 million in 1997 to $2.3 million in 1998 is attributable primarily to decreased advertising and promotional expenses.

         Net interest expense increased in the second quarter of 1998 compared to the similar period in 1997 due to interest costs on long term debt. Long-term debt was higher by approximately $3.9 million at June 28, 1998 compared to June 29, 1997, due to borrowing for expansion projects.


         Liquidity and Capital Resources

         At June 28, 1998, the Company's net working capital was $19.6 million compared to $24.0 million at December 31, 1997.

         From December 31, 1997, to June 28, 1998, cash and short-term investments decreased by $2.3 million. Major uses of cash were to fund the net loss reduction of $3.7 million the first quarter of 1998 which was offset by $2.0 million of depreciation and amortization, capital expenditures of $2.4 million and decreased accounts payable and accrued liabilities of $1.7 million. Major sources of cash were accounts receivable of $2.1 million and inventories of $1.5 million.

         Additions to property and equipment were approximately $1.4 million during the second quarter of 1998, including $.8 million for the renovation of an existing production machine. The Company anticipates total capital expenditures of approximately $9.5 million during 1998 for improvements in Tempe for the newly ordered PM6, general replacements and discretionary improvements of current facilities, and further renovation of existing production machines.

         At June 28, 1998, the Company had $8.3 million of cash and short-term investments. Additionally, in June 1998, the Company extended a $6 million revolving line of credit that expires in June 1999. The Company has no current borrowings under this line of credit. While the Company believes that it currently has sufficient funds to finance its operations through at least the remainder of 1998, to the extent that such funds are insufficient to fund the Company's activities, including the potential major expansion project discussed above, the Company may need to raise additional funds through public or private equity or debt financing from other sources. The sale of additional equity or convertible debt may result in additional dilution to the Company's stockholders and such securities may have rights, preferences or privileges senior to those of the Common Stock. There can be no assurance that additional equity or debt financing will be available or that if available it can be obtained on terms favorable to the Company or its stockholders.



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

         In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these other legal actions, either individually or in the aggregate, will have a material adverse effect on the Company's business or its consolidated financial position or results of operations.


         Item 2   Changes in Securities
                           Not applicable


         Item 3   Defaults upon Senior Securities
                           Not applicable

         Item 4   Submission of Matters to a Vote of Stockholders

         The Company's Annual Meeting of Stockholders was held on May 20, 1998 at the Company's headquarters in Palo Alto, California. Of the 7,618,095 shares outstanding as of the record date, 7,425,140 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders.


         (1)  To elect the following to serve as a Director of the Company:

                                              Votes in Favor     Votes Withheld
                                              --------------     --------------

              J. Larry Smart                    6,981,265            443,875
              Bruce J. Alexander                6,988,240            436,900
              Yoshimichi Hase                   7,001,790            423,350
              Thomas G. Hood                    7,001,090            424,050
              Joseph B. Reagan                  6,988,240            436,900
              Walter C. Sedgwick                6,987,240            437,900

         (2) To ratify the selection of Price WaterhouseCooper LLP as the Company's principal independent auditors:

                                               Votes
                                               -----
                 Votes for:                  6,999,709
                 Votes against:                416,750
                 Votes abstaining:               8,681



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


         Dated:  August 12, 1998
         Southwall Technologies Inc.






                                  By:/s/Thomas G. Hood
                                     ------------------------------
                                        Thomas G. Hood
                                        President and
                                        Chief Executive Officer






                                  By:/s/Bill R. Finley
                                     ------------------------------
                                        Bill R. Finley
                                        Vice President and
                                        Chief Financial Officer