Form 10-Q
period 1998-09-27
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1998-11-12
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


         (MARK ONE)

/X/      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
 -       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                For the quarterly period ended September 27, 1998

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


       Registrant's telephone number, including area code: (650) 962-9111
                                                           --------------

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

       As of September 27, 1998 there were 7,705,965 shares of the Registrant's Common Stock outstanding.

       This report, including all attachments, contains 13 pages.

                           SOUTHWALL TECHNOLOGIES INC.

                                      INDEX





                          PART 1 FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
Item 1   Financial Statements:

         Consolidated Balance Sheets - September 27, 1998
         and December 31, 1997.............................................. 3

         Consolidated Statements of Operations -
         three month and nine month periods ended
         September 27,1998 and September 28, 1997............................4

         Consolidated Statements of Cash Flows -
         nine months ended September 27, 1998
         and September 28,1997...............................................5

         Notes to Consolidated Financial Statements..........................6

Item 2   Management's Discussion and Analysis
         of Financial Condition and Results of Operations....................8


                            PART II OTHER INFORMATION

Item 1   Legal Proceedings and Other Matters................................12

Item 2   Changes in Securities..............................................12

Item 3   Defaults Upon Senior Securities....................................12

Item 4   Submission of Matters to a Vote of Stockholders....................12

Item 5   Other Information..................................................12

Item 6   Exhibits and Reports on Form 8-K...................................12

         Signatures.........................................................13

                          PART 1 FINANCIAL INFORMATION

Item 1  Financial Statements
----------------------------

                           SOUTHWALL TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                     Sept. 27,          Dec. 31,
                                                       1998               1997
                                                       ----               ----
                                                   (Unaudited)
           ASSETS

Current assets:
    Cash and cash equivalents                        $ 7,757            $10,524
    Short-term investments                                 7                  7
    Accounts receivable, net of allowance
     for doubtful accounts of $1,169 and $834         12,236             11,926
    Inventories                                        8,046             10,118
    Other current assets                               1,025              1,118
                                                      ------             ------
       Total current assets                           29,071             33,693
Property and equipment, net                           26,658             26,272
Other assets                                           1,460              1,504
                                                      ------             ------
       Total assets                                  $57,189            $61,469
                                                      ======             ======

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                 $ 4,230            $ 4,835
    Accrued compensation                               2,233              2,009
    Other accrued liabilities                          1,820              1,546
    Current portion of long-term debt                  1,502              1,304
                                                      ------             ------
       Total current liabilities                       9,785              9,694
Long-term debt                                        14,582             15,539
Deferred income taxes                                    496                496
                                                      ------             ------
       Total liabilities                              24,863             25,729
                                                      ------             ------

Commitments (Note 4)

Stockholders' equity:
    Common stock, $.001 par value,
     20,000 shares authorized;
     Issued and outstanding: 7,861 and 7,636               8                  8
    Capital in excess of par value                    51,925             51,513
    Notes receivable                                  (1,028)              (656)
    Accumulated deficit                              (17,802)           (14,631)
    Less cost of Treasury stock, 155 and 123
     shares outstanding                                 (777)              (494)
       Total stockholders' equity                     32,326             35,740
                                                      ------             ------
    Total liabilities and
       stockholders' equity                          $57,189            $61,469
                                                      ======             ======

       See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                               Three Months Ended  Nine Months Ended
                               ------------------  -----------------
                                Sept. 27  Sept. 28  Sept. 27 Sept. 28
                                  1998      1997      1998     1997
                                  ----      ----      ----     ----

Net revenues                    $14,011   $12,083   $38,484  $34,622
                                 ------    ------    ------   ------

Costs and expenses:
   Cost of sales                 10,056     8,289    31,293   22,878
   Tempe start up costs            -          528      -       1,076
   Research and development         928       794     2,901    2,228
   Selling, general and
    administrative                2,260     2,300     6,932    6,845
                                  -----     -----    ------   ------

    Total costs and expenses     13,244    11,911    41,126   33,027
                                 ------    ------    ------   ------

Income (loss) from operations       767       172    (2,642)   1,595

Interest income (expense),net      (202)       57      (492)      72
                                 ------    ------    ------   ------

Income (loss) before
    income taxes                    565       229    (3,134)   1,667

Provision for income taxes           13        19        37       89
                                 ------    ------    ------   ------

Net income (loss)               $   552   $   210   $(3,171) $ 1,578
                                 ======    ======    =======  ======

Net income (loss) per share:
    Basic                       $   .07   $  0.03   $ (0.41) $  0.23
    Diluted                     $   .07   $  0.03   $ (0.41) $  0.21

Weighted average shares of
    common stock and common
    stock equivalents:

    Basic                         7,761     7,380     7,664    6,989
    Diluted                       7,964     8,039     7,664    7,671




          See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                        --------------------
                                                        Sept. 27,   Sept. 28,
                                                          1998        1997
                                                          ----        ----
Cash flows from operating activities:
    Net income (loss)                                   $(3,171)     $1,578
    Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                        3,142       1,892
    (Increase) in accounts receivable                      (310)     (2,859)
     Decrease (increase) in inventories                   2,072      (2,051)
     Decrease (increase) in other
       current assets                                        93        (208)
    (Decrease) increase in accounts payable
       and accrued liabilities                              (14)      2,119
                                                        -------      ------
Cash provided by operating activities                     1,812         471
                                                        -------      ------

Cash flows from investing activities:
    Expenditures for property and equipment
     and other assets                                    (3,484)     (9,251)
Net cash used in investing activities                    (3,484)     (9,251)

Cash flows from financing activities:
    Increase in (reduction of) long-term debt              (759)      4,110
   (Issuance) of stock option loans, net                   (372)        (83)
     Sale of common stock, net                              352       4,931
    Issuance (repurchase) of
     treasury stock, net                                   (316)        520
                                                        -------      ------
Net cash (used in) provided
  by financing activities                                (1,095)      9,478
                                                        -------      ------

Net increase (decrease) in cash and cash
  equivalents                                            (2,767)        698

Cash and cash equivalents, beginning of year             10,524       7,419
                                                        -------      ------
Cash and cash equivalents, end of period                $ 7,757      $8,117
                                                        =======      ======


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

Note 2 - Inventories:

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consisted of the following:

                                      September 27, 1998       December 31, 1997
                                      ------------------       -----------------

                 Raw materials             $3,753                   $4,502
                 Work-in-process            2,547                    2,551
                 Finished goods             1,746                    3,065
                                            -----                   ------
                          Total            $8,046                  $10,118
                                            =====                   ======


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

During each of the periods presented there were no differences between the numerators used for the calculation of basic and diluted net income (loss) per share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents in the periods where there is net income is attributable to the effect of diluted stock options. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would be antidilutive.

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

Note 5 - Line of Credit Agreement

The Company has secured a $6 million revolving line of credit which was extended during the second quarter of 1998 and now expires in June 1999. This line of credit may be extended further for additional one-year terms with the bank's approval. The amount of borrowings is based upon a percentage of accounts receivable, which at September 27, 1998, did not limit available borrowing under the line. The line is secured by certain assets of the Company and bears interest at an annual rate of prime plus .5%. Under the terms of the agreement, the Company is required to maintain certain financial ratios. As of September 27, 1998, there were no borrowings under this line of credit.

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

General

The Company has experienced significant fluctuations in quarterly results of operations. Revenues have varied from quarter to quarter due to the seasonal buying patterns for the Company's Heat Mirror(TM) products, which typically have been strongest in the second and third quarters. Additionally, sales of these energy conservation products are significantly influenced by the residential and commercial construction industries, and reduction in construction has generally resulted in a reduction in the sales of the Company's Heat Mirror(TM) products. In addition, operating results have historically varied from quarter to quarter as a function of the utilization of the Company's production machines and the start up of manufacturing operations in Tempe, Arizona. Manufacturing inefficiencies have resulted from the development and introduction of new products and the changing mix of products manufactured. Primarily as a result of these factors and in view of the Company's strategy of developing additional applications for its thin-film technology, and its ongoing practice of upgrading its manufacturing processes, the Company may continue to experience quarterly fluctuations in its results of operations.

The Company is committed to increasing revenues by expanding capacity, and introducing new applications and technologies. Although the Company has recently completed a major expansion of its capacity and is seeking to further expand existing applications, to develop new applications and to continue to expand international marketing and sales efforts, there can be no assurance that the Company will be able to continue to increase revenues. The Company has ordered a new production machine, PM6, in July 1998 at an approximate cost of $5.7 million plus installation and leasehold improvement costs to accommodate the system. The Company believes that the additional capacity will allow continued growth in its Heat Mirror XIR(R) films sold to OEM automotive glass manufacturers as well as to after market automotive and architectural customers.

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


Nine Months Ended September 27, 1998 and September 28, 1997

Net revenues increased $3.9 million (or 11%) to $38.5 million for the first nine months of 1998, compared to $34.6 million for the similar period of 1997. The sales increase was attributable primarily to increases of $5.5 million in Heat Mirror XIR(R) film used principally by OEM automotive glass manufacturers and a $0.7 million increase in anti-reflective film which was partially offset by decreases of $0.9 million due to discontinued sales of after market CRT glass filters and $0.7 million of Solar Control products compared to the same period last year. The balance of the decrease, net, relates to several products.

Cost of sales for the first nine months of 1998 was 81% of net revenues, compared to 69% for the similar period of 1997. The increase in cost of sales, as a percentage of net revenues, for 1998 from 1997 was due to process and mechanical problems in the first quarter of 1998, primarily at the Company's new Tempe, Arizona facility. The problems resulted in low yields on anti-reflective film for computer monitors. Production yields on the Company's Heat Mirror XIR(R) automotive film produced in the Palo Alto, California facility were also lower than in the same period last year, requiring additional machine time and increased material to meet customer demands. Additionally, the Company experienced slightly higher overhead costs in the first nine months of 1998 due to the renovation of an existing production machine, PM2, to increase capacity for Heat Mirror(TM) products.

Research and development expenses, as a percent of net revenues, were 8% for the first nine months of 1998, compared to 6% for the similar period in 1997. The absolute dollars increased $0.7 million to $2.9 million in 1998 from $2.2 million in 1997. The increase in 1998 is attributable to higher new product development costs, primarily for products in the electronic display market and, to a lessor extent, the development and testing of new deposition technology.

Selling, general and administrative expense decreased to 18% of net revenues in the first nine months of 1998 from 20% for the similar period in 1997. The absolute dollars increased $0.1 million to $6.9 million in 1998 from $6.8 million in 1997. The increase in absolute dollars was due primarily to severance payments associated with the realignment of organizations and additional staffing associated with the reorganizations.

Net interest expense increased for the first nine months of 1998 to $492,000 from $72,000 net interest income in the first nine months of 1997 due primarily to interest incurred on long-term debt for capacity expansion improvements.


Three Months Ended September 27, 1998 and September 28, 1997

Net revenues increased to $14.0 million for the third quarter of 1998, compared to $12.1 million for the similar period of 1997. The increase was due primarily to a $2.5 million increase in sales of Heat Mirror XIR(R) film partially offset by a decrease of $0.5 million due to discontinued sales of after market CRT glass filters compared to the same period last year.

Cost of sales for the third quarter of 1998 was 72% of net revenues, compared to 73% for the similar quarter of 1997. The decrease of one percent in cost of sales was due to process efficiency improvements, primarily in anti-reflective products in Tempe, Arizona.

Research and development expenses, as a percent of net revenues, were 7% for the third quarters of 1998 and 1997. The absolute dollars increased to $0.9 million in 1998 from $0.8 million in 1997. The increased expenses were primarily attributable to higher new product development costs associated with film for electronic display products and the development and testing of new deposition technology.

Selling, general and administrative expense was 16% of net revenues in the third quarter of 1998 compared to 19% for the similar period in 1997. The absolute dollars remained constant at $2.3 million in both 1998 and 1997.

Net interest expense increased to $0.2 million in the third quarter of 1998 from interest income of $0.1 million in the similar period in 1997 due to interest costs on long-term debt. Long-term debt was higher by approximately $3.9 million at September 27, 1998 compared to September 28, 1997, due to borrowing for capital expansion.

Liquidity and Capital Resources

At September 27, 1998, the Company's net working capital was $19.3 million compared to $24.0 million at December 31, 1997. From December 31, 1997, to September 27, 1998, cash and short-term investments decreased by $2.8 million. Major uses of cash were to fund the net loss of $3.2 million for the first nine months of 1998, which was offset by $3.1 million of depreciation and amortization. Capital expenditures were $3.5 million and payments on long-term debt were $0.8 million for the first nine months of 1998. The major source of cash was a reduction of $2.1 million in inventories for the first nine months of 1998.

Additions to property and equipment were approximately $1.0 million during the third quarter of 1998, including $0.6 million for the initial payment on the newly ordered PM6 production machine to be installed in the Tempe, Arizona facility. The Company anticipates total capital expenditures of approximately $6.5 million during 1998 for improvements in Tempe for PM6, general replacements and discretionary improvements of current facilities, and further renovation of current production equipment.

At September 27, 1998, the Company had $7.8 million of cash and short-term investments. Additionally, in June 1998, the Company extended a $6 million revolving line of credit that expires in June 1999. The Company has no current borrowings under this line of credit. While the Company believes that it currently has sufficient funds to finance its operations through at least the remainder of 1998, to the extent that such funds are insufficient to fund the Company's activities, including the potential major expansion projects discussed above, the Company may need to raise additional funds through public or private equity or debt financing from other sources. The sale of additional equity or convertible debt may result in additional dilution to the Company's stockholders and such securities may have rights, preferences or privileges senior to those of the Common Stock. There can be no assurance that additional equity or debt financing will be available or that if available it can be obtained on terms favorable to the Company or its stockholders.

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


Item 2   Changes in Securities
         Not applicable


Item 3   Defaults upon Senior Securities
         Not applicable


Item 4   Submission of Matters to a Vote of Stockholders
         No matters were submitted to a vote of security holders during the quarter ended September 27, 1998.


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


Dated:  November 12, 1998       Southwall Technologies Inc.






                      By:/s/Thomas G. Hood
                         -----------------

                         Thomas G. Hood,
                         President and
                         Chief Executive Officer





                      By:/s/Bill R. Finley
                         -----------------
                         Bill R. Finley,
                         Vice President and
                         Chief Financial Officer