Form 10-K405
period 1998-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1999-04-01
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ------------
                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended          December 31, 1998
                                   ---------------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on February 28, 1999, (based upon the closing sales price of the Common Stock on the Nasdaq National Market System on such date) was $17,000,000. For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of February 28, 1999, and Common Stock held by officers and directors of the registrant has been excluded in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

     The number of shares of the registrant's Common Stock outstanding on February 28, 1999, was 7,324,123.


                       DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the registrant's definitive Proxy Statement to be filed with the Commission in connection with the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated into this Form 10-K by reference, the Proxy Statement shall not be deemed filed as part of this Form 10-K.

                                     SOUTHWALL TECHNOLOGIES INC.


                                    1998 FORM 10-K ANNUAL REPORT

                                          Table of Contents
                                                                                                Page

                                               PART I

ITEM 1.  BUSINESS................................................................................. 4

ITEM 2.  PROPERTIES.............................................................................. 10

ITEM 3.  LEGAL PROCEEDINGS........................................................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SERURITY HOLDERS......................................10


                                               PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER

                MATTERS...........................................................................11

ITEM 6.  SELECTED FINANCIAL DATA..................................................................12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS.............................................................12

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................19

ITEM 8.  FINANCIAL STATEMENTS.....................................................................20

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................37


                                              PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...........................................38

ITEM 11. EXECUTIVE COMPENSATION...................................................................38

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................38

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................38


                                               PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........................39

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

     During 1998 and years prior, the Company also manufactured or had available products for various applications in the aerospace industry, including thin-film materials for shielding and other applications, adhesiveless conductive films for use in flexible electronic circuits and films that reduce detectability of objects in selected portions of the electromagnetic spectrum. However, the Company began a phase out of these products during 1996 and is no longer pursuing these markets.

     In September, 1994, the Company entered into an agreement to lease all the assets formerly of Safety Glass, Inc., dba Armour Worldwide Glass, a glass laminator in Southern California. The Company created a subsidiary, Southwall Worldwide Glass Inc., which operated the facility to manufacture the Company's proprietary California SeriesJ solar control laminated glass, as well as bullet resistant, security, custom and standard laminated glass products. That subsidiary operation was closed in March 1996 and certain custom and laminated glass products were discontinued. The Company continues to manufacture the proprietary California Series(TM) solar control product line.

     Effective October 31, 1994, the Company acquired Sunflex L.P., which assembles and markets aftermarket film, mesh and glass anti-reflective filters primarily for personal computer monitors under such trademark names as Krystal Clear(TM), OPTIVIEW(TM) and Protector(TM). During 1997, the Company began phasing out of the mesh and glass filter product lines, and began contracting out the assembly of film filters, but will continue to market film filter products.

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

Energy Conservation Products

     Heat Mirror(TM) - Transparent Window Insulation

     The Company offers a family of Heat Mirror(TM) films with various shading and insulating properties. Windows are primary areas of heat loss in winter and a major source of heat gain in summer. Windows containing Heat Mirror(TM), while generally more expensive, have approximately double the insulating capacity of conventional double-pane windows, and transmit high levels of visible light with desired degrees of shading. Heat Mirror(TM) films, which are sold in rolls to window manufacturers, are suspended in the airspace between sealed double-pane residential and commercial windows. The Company has developed and patented this film-mounting technology, which it licenses to window fabricators. The Company currently offers a variety of different Heat Mirror(TM) films for residential and commercial architectural applications, including Heat Mirror(TM) with XUV7 fading protection.

     The Company believes that the Heat Mirror(TM) and Heat Mirror(TM) related Superglass(R) system is the most comprehensive window glass product available today, providing R-6 to R-10 insulation, transparent solar shading and protection from damaging ultraviolet radiation, while also reducing noise and condensation build-up.

     Sales of the Company's Heat Mirror(TM) products have been subject to seasonal buying patterns in the past. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Solar-Control Films for Laminated Glazing Applications

     The Company's Heat Mirror XIR(R) Coating is a transparent, sputter-coated, polyester film used in laminated safety glass for architectural and transportation applications. The film has a patented, transparent solar-control coating on one side and a proprietary adhesion-promotion layer on the other side.

     The Company's California  Series(TM) laminated glazing product is comprised
of  Heat  Mirror  XIR(R),   PVB  and  glass,  for  architectural  and  specialty
transportation applications such as agricultural and construction vehicles.

     Applied Solar-Control Films

     Another glazing product utilizing the Heat Mirror XIR(R) coating is Solis(R) solar-control films for the retro-fit market for both architectural and automotive glass. The product is applied to existing windows and has a protective hard coat over the patented, transparent solar-control coating on one side and an adhesion layer on the other side.

     Silver Reflector Films

     Southwall markets these silver mirrored films to fluorescent reflector manufacturers for energy efficient lighting, primarily for the retrofit market in North America, and to other manufacturers for various applications including large screen televisions.

Electronic Products

     Anti-Reflective Film

     Southwall's anti-reflective film for computer monitor CRTs minimize reflection of ambient light, electromagnetic interference (AEMI@) radiation and static. This film is currently sold primarily to Sony Corporation under a supply agreement for use in Sony's manufacture of CRTs.

     Transparent Conductors

     Southwall currently markets several transparent conductive thin-films under the brand names ALTAIR-O(TM) and ALTAIR-M(TM). Transparent conductive thin films combine high visible light transmission with electrical conductivity and environmental stability. They are typically used where the circuit or conductive material must not obscure visual information behind the coating. ALTAIR-M(TM) films are sold in roll and sheet form for incorporation into such electronic devices as touch panels, liquid crystal displays and electroluminescent lighting and displays. ALTAIR(TM) films are also used in EMI shielding, infrared rejection and electrostatic discharge packaging applications.

Manufacturing

     Four large-scale sputtering production machines, of which three are located in Palo Alto, California and one in Tempe, Arizona, currently provide most of the Company's sputtered thin-film coatings manufacturing capacity. The Company also uses two small-scale sputtering machines for smaller production runs, and research and development projects. One of the large-scale machines was commissioned during the fourth quarter of 1997, and is located in the new facility in Tempe, Arizona. Also located in the Tempe facility is a new wet coating and laminating machine, which will be used to apply various top coats and adhesives to film products and for lamination of liner films.

     In 1998 the Company ordered a second large-scale sputtering production machine for its Tempe facility. The Company estimates the machine and leasehold improvements to integrate the machine will cost approximately $11 million. The machine is scheduled to begin production of Heat Mirror XIR(R) film in late 1999.

     In June 1997 the Company began to occupy a new 55,000 square foot leased facility in Tempe, Arizona for the manufacturing of anti-reflective film and began shipping product from that operation during the fourth quarter of 1997. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of problems associated with the production of the anti-reflective film. The cost of equipment and leasehold improvements for the facility totaled approximately $12 million. Financing of the project and related working capital requirements were secured through a combination of debt and equity. The Company secured $5 million of financing from a lending institution during December 1996, and an additional $15 million through an agreement with Teijin Limited of Japan, a raw material supplier to the Company, in April 1997. This $15 million included the purchase of 667,000 shares of the Company's Common Stock at $7.50 per share, or approximately $5 million, and guaranteed a loan through Sanwa Bank for an additional $10 million.

Sources of Supply

     The Company has more than one supplier for much of its raw materials and maintains inventories and close working relationships with its suppliers to ensure timely and reliable delivery. The substrates used in the manufacture of Heat Mirror(TM) and anti-reflective film being sold to Sony Corporation are currently available only from a single source, Teijin Limited of Japan, holder of approximately 9% of the Company's Common Stock. In each case, an alternative source of supply is being pursued; however, there can be no assurance that alternative sources of supply will be successfully developed. Although the Company has not experienced major interruptions in production due to a shortage of raw materials, prolonged supply shortages would materially and adversely affect the Company's manufacturing operations, business and financial performance.

Research and Development

     Southwall's research and development activities are focused upon the development of new proprietary products, thin-film materials science, and deposition process optimization and automation. Company funded research and development expenditures totaled $2.5 million, $3.1 million and $3.9 million, 6%, 6% and 8% of total net revenues during each of the three years 1996, 1997 and 1998, respectively.

Marketing and Customers

     The Company markets its products to OEMs in the United States, Canada, Europe, the Middle East and Asia principally through its own direct sales force and sales representatives. Mitsui and Marubeni Corporation are the Company's distributors for Heat Mirror(TM) and certain electronics products in Japan. Mitsui also has exclusive manufacturing rights for certain of the Company's electronics products in Japan using the Company's proprietary sputtering technology. Approximately 43%, 35% and 32% of the Company's net revenues resulted from sales to customers located in the United States in 1996, 1997 and 1998, respectively.

     Since 1992, the Company has maintained a European office to provide marketing, sales and field service support in Europe, primarily for the Company's Heat Mirror(TM) product line and, since 1995, for Heat Mirror XIR(R) film sold to automotive glass manufacturers.

     Since 1995, the Company has maintained a sales office in Asia, currently in Singapore, to provide marketing and sales support in Australia and Asia, primarily for the Company's window products.

     In 1995, Southwall started selling its proprietary anti-reflective film under a Supply Agreement to Sony Corporation of Japan ("Sony") for computer monitor CRTs. During the first quarter of 1996, the Company and Sony signed Addendum #1 to the Supply Agreement. Under the terms of the amended agreement, among other things, Sony agreed to increase its minimum order of anti-reflective film beginning July 1, 1997 and extending through December 31, 2000, and Southwall agreed to install any necessary additional manufacturing capacity by July 1, 1997. The Company's new manufacturing facility in Tempe, Arizona, from which product was first shipped during the fourth quarter of 1997, was designed to meet the requirements of the Sony agreement.

     Southwall supplies Heat Mirror(TM) products to approximately 60 insulating glass and window fabricators and distributors worldwide. The Company's proprietary mounting technology is licensed to its customers, who must acquire or build specialized mounting equipment for the manufacture of Heat Mirror-equipped windows. The Company's field services organization trains customers in the manufacture of Heat Mirror-equipped windows.

     In North America, the Company also promotes its Heat Mirror(TM) product line, including its California Series(TM) laminated glazing product to the design community, through approximately 30 regionally based architectural sales representatives.

     The  Company  sells  its   aftermarket   anti-reflective   filters  through
distributors and independent direct sales organizations.

     Southwall's products are sold with a limited warranty. During 1998 the Company did not experience significant product returns and the costs of its warranty programs were not substantial. However, in the fourth quarter of 1998 the Company discovered that certain anti-reflective ("AR") film manufactured in Tempe, Arizona under an agreement with Sony had quality issues. As a result, certain AR film in Tempe and at Sony's plant in Japan is affected by this problem. The Company reserved $4.0 million in the fourth quarter of 1998 to cover the inventory in Tempe and returns from Sony. The Company is currently working with Sony to determine the exact amount of film to be returned.

     A small number of customers have accounted for a substantial portion of the Company's revenues. The Company's ten largest customers accounted for 63% and 67% of net product sales in 1997 and 1998, respectively. One customer, Sony Corporation of Japan, accounted for 31% and 26% of net product sales in 1997 and 1998, respectively. The loss of any of these customers could have a materially adverse effect on the Company's operating results. The Company anticipates that customer concentration will continue for the foreseeable future.

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

     The Company has twenty-four (24) patents and nine (9) patent applications pending in the United States that cover materials, processes, products and production equipment. The Company also has patents and patent applications pending in various foreign countries covering the same technology. Expiration dates for the various patents range from 1999 to 2016. Southwall considers its proprietary technology, as well as its patent protection, to be a significant factor in its business. There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide adequate protection for the technology or product covered by it. In addition, other companies and universities have obtained patents covering film configurations and processes. The Company has obtained licenses under some of these patents and may from time to time require licenses under additional patents. There can be no assurance that the Company will be able to obtain such licenses, if required, upon commercially reasonable terms or at all.

     Litigation has been and may in the future be necessary from time to time to enforce patents issued to the Company to protect trade secrets and know-how owned by the Company or to determine the enforceability, scope or validity of the proprietary rights of others. Any such litigation could result in substantial costs to the Company and division of effort by the Company's management and technical personnel.

Employees

     As of December 31, 1998, Southwall had 236 regular full-time employees, of whom 43 were engaged in engineering, 146 in manufacturing, and 47 in selling, general management, finance and administration. The Company is highly dependent upon the existence and continuing services of certain key scientists, engineers and management personnel. The loss of services of these employees could have a materially adverse impact on the business and prospects of the Company. Many of the Company's employees are highly skilled, and the Company faces strong competition in recruiting and retaining such personnel.

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

ITEM 2.   PROPERTIES


     Southwall's administrative, marketing, engineering and manufacturing facilities are located in five buildings totaling approximately 119,000 square feet in Palo Alto, California and one building of approximately 55,000 square feet in Tempe, Arizona. A 15,000 square foot assembly facility in Ireland was vacated during January 1998, and the Company's anti-reflective film filters are currently being assembled by a company owned by former employees of that facility. The buildings in Palo Alto are occupied under leases that expire from December 1999 to July 2002, with options to extend some of these leases for terms expiring through 2009. The lease for the building in Tempe will expire in June 2007, with options through 2017. The Company believes that these facilities are suitable for its manufacturing requirements at least through 2000. However, should demand for the Company's products increase significantly, additional facilities could be necessary. The Company believes that such additional facilities could be available on commercially reasonable terms.


ITEM 3.   LEGAL PROCEEDINGS

     The Company has been named a defendant in a lawsuit filed on April 5, 1996 by one of its customers in the United States District Court for the Eastern District of New York. The lawsuit alleges certain unfair competition, tort and contractual violations by the Company and seeks relief in an aggregate amount in excess of $35 million. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

     Following is a list of the executive officers of Southwall Technologies Inc. with their ages and present positions. All of these officers have been employed full time by Southwall over the last 5 years except Bill R. Finley, Sicco W.T. Westra and John J. Flaig, who joined Southwall on June 15, 1998, August 31, 1998 and March 1, 1999, respectively. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Thomas G. Hood             43       President and Chief Executive Officer

Bill R. Finley             58       Vice President, Chief Financial Officer, and
                                    Secretary

Robert Hier                45       Senior Vice President, Marketing and Sales

Sicco W.T. Westra          48       Senior   Vice   President,  Engineering  and
                                    Product Development

Catherine B. Poliak        41       Vice President, Human Resources

John J. Flaig              53       Vice President, Quality Assurance

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock has been traded on the Nasdaq National Market System under the symbol "SWTX" since the completion of the Company's initial public offering in June 1987. Prices in the following table represent the high and low closing sales prices for the Company's Common Stock as reported by Nasdaq as of quarter ends in 1997 and 1998.


                 1997 by Quarter              High            Low
                 ---------------              ----            ---

                         1st                 $7.25           $6.13
                         2nd                 $7.50           $5.94
                         3rd                 $8.75           $5.88
                         4th                 $8.38           $6.38


                 1998 by Quarter             High             Low
                 ---------------             ----             ---

                         1st                 $8.63           $6.63
                         2nd                 $7.25           $5.00
                         3rd                 $5.50           $4.37
                         4th                 $6.00           $4.00


     The Company has not paid cash dividends and has no present plans to do so. There were approximately 2,600 stockholders at December 31, 1998, which includes stockholders of record and an estimate of the number of stockholders holding Common Stock in broker name.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                  Year ended December 31,
                                             -----------------------------------------------------------------
                                             1994            1995             1996          1997         1998
                                             ----            ----             ----          ----         ----
                                                            (In thousands, except per share data)
Statement of Operations Data:
-----------------------------
Revenues                                 $ 21,739         $ 33,501         $ 41,720      $ 50,089     $ 50,033
Income(loss) from
 operations (1)(2)(3)                      (3,913)             726            2,568         2,446       (7,130)
Net income(loss)                           (3,888)             633            2,427         2,281       (7,869)
Net income(loss) per
 share:
   Basic                                 $   (.67)        $    .11         $    .39      $    .32     $  (1.03)
   Diluted                                   (.67)             .10              .35           .29        (1.03)

Weighted average shares of
 common stock and common
 stock equivalents:
   Basic                                    5,808            5,880            6,200         7,107        7,608
   Diluted                                  5,808            6,218            7,034         7,799        7,608

(1) Year 1994 includes $1 million of charges during the fourth  quarter to eliminate  three minor product lines
($.5 million) and to consolidate facilities ($.5 million).

(2) Year 1997  includes  $1.6  million of start up costs  related to the new  manufacturing  facility in Tempe,
Arizona.

(3) Year 1998  includes  $4.0 million of charges  during the fourth  quarter  related to quality  issues of the anti-reflective film product for Sony Corporation.

                                                                       December 31,
                                             ----------------------------------------------------------------
                                             1994            1995             1996          1997         1998
                                             ----            ----             ----          ----         ----
                                                                       (In thousands)
Balance Sheet Data:
-------------------
 Working capital                            $ 8,102        $ 9,724        $ 15,846       $ 23,999     $ (4,256)
 Total assets                                31,372         34,105          42,509         61,469       54,019
 Long-term obligations                        2,650          2,890           6,591         15,539          141
 Stockholders' equity                        22,988         23,914          27,597         35,740       25,817


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)


     This Form 10-K Report may contain, in this section and elsewhere in the report, forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

General

     The Company has experienced significant fluctuations in quarterly results of operations. Revenues have varied from quarter to quarter due to the seasonal buying patterns for the Company's Heat Mirror(TM) products, which typically have been strongest in the second and third quarters, and the timing of short-term sales contracts. Sales of the Company's energy conservation products are significantly influenced by the residential and commercial construction industries, and reduction in construction has generally resulted in a reduction in the sales of the Company's Heat Mirror(TM) products. In addition, prior to 1996, operating results historically varied from quarter to quarter as a function of the utilization of the Company's production machines. In 1997, operating results were affected by the start up of manufacturing operations in Tempe, Arizona.

     In 1998, operating results were affected by process and machine problems resulting in quality issues associated with the anti-reflective ("AR") film product for Sony Corporation ("Sony"). In the fourth quarter of 1998 the Company discovered that certain AR film that had been shipped to Sony and that was still in inventory in Tempe had quality issues and did not meet Sony's specifications. While the Company is still working with Sony to settle the exact amount of the quality issues, the Company has estimated that the returns from Sony and the related inventory write-off will be approximately $4.0 million. Provisions for this amount have been recorded in the Company's fourth quarter results. To a lesser extent, manufacturing inefficiencies at the Palo Alto facility during 1998 resulted in lower product yields and higher manufacturing costs. The development and introduction of new products and the changing mix of products manufactured have added to the production problems and inefficiencies experienced by the Company. Primarily as a result of these factors, and in view of the Company's strategy of developing additional applications for its thin-film technology, and its ongoing practice of upgrading its manufacturing processes, the Company may continue to experience quarterly fluctuations in its results of operations.

     Although the Company has not experienced a significant amount of inventory obsolescence and believes that its inventory is recoverable, obsolescence of the Company's products could be affected by technological change, competition, loss of customers and reduction in demand, among other factors.

     The Company believes that it must continue to increase revenues and improve manufacturing processes and yields to achieve sustained profitability. Although the Company has expanded its capacity by opening a new manufacturing facility in 1997 in Tempe, Arizona and entered into a supply agreement in 1998 with Delta-V for a new production machine to be completed and installed in Tempe by the fourth quarter of 1999, and is continuously seeking to expand existing applications, to develop new applications and to expand international marketing and sales efforts, there can be no assurance that the Company will be able to continue to increase revenues. Additionally, there can be no assurance that the Company will be successful in consistently achieving production levels necessary to fulfill the minimum supply requirements for the period ended December 31, 1999, thereby avoiding potential penalties provided for in the contract with Sony.

     The following table sets forth for the periods indicated (1) the percentage relationship  to  revenues of expense  and income  items and (2) the  percentage change  of such  items as  compared  to the  prior  period.  The  table  and the
subsequent   discussion  should  be  read  in  conjunction  with  the  financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                       Percentage of                       Period to Period
                                                      Total Revenues                           Change
                                                      --------------                       ----------------
                                                       December 31,                      1997            1998
                                                       -----------                        vs.             vs.
                                               1996         1997        1998             1996            1997
                                               ----         ----        ----             ----            ----

Net revenues                                   100.0       100.0       100.0              20.1             0.0

Costs and expenses:
    Cost of sales                               67.0        67.3        88.4              20.5            31.4
    Start up costs - Tempe                         -         3.2           -             100.0          (100.0)
    Research and development                     6.0         6.2         7.7              25.3            24.0
    Selling, general and
     administrative                             20.9        18.4        18.1               5.6            (1.8)

    Total costs and expenses                    93.8        95.1       114.2              21.7            20.0

Income(loss) from operations                     6.2         4.9       (14.2)             (4.8)         (391.5)

Interest expense, net                           (0.1)          -        (1.4)            (23.1)        3,305.0

Income(loss) before income taxes                 6.1         4.8       (15.6)             (4.6)         (422.0)

Provision for income taxes                       0.3         0.3         0.1              26.1           (60.0)

Net income(loss)                                 5.8         4.6       (15.7)             (6.0)         (445.0)


Year 2000 readiness

     The Company believes the Year 2000 issue represents a material risk to the Company. The Year 2000 issue involves the potential inability of information or other data dependent systems to properly distinguish year references at the turn of the century.

     The Company itself is heavily dependent upon the proper functioning of its own computer systems, including (1) computers and related software for its financial and manufacturing information systems, (2) computers, programmable logic controllers and other data dependent equipment in its manufacturing processes, and (3) computers, scientific equipment and related software for its engineering, research and development activities. Any failure or malfunctioning on the part of these or other systems could cause disruptions of operations, including a temporary inability to process financial transactions, manufacture products or engage in ordinary business activities in ways that are not currently known, discernible, quantifiable or otherwise anticipated by the Company.

     In October 1996 the Company began reviewing Year 2000 issues and prepared a plan ("The Plan") to address those issues. The Plan consists of several phases. The first is the inventory and prioritization of potential Year 2000 items, and the assessment of Year 2000 compliance. The second phase is the remediation of any noted problems. The third phase is the testing of material items and the fourth phase is the preparation of contingency plans. All phases of The Plan have been handled with existing staff and the Company believes the cost to address Year 2000 issues will not be material.

     The Company currently has no contingency plans to deal with the most likely worst case scenarios. The Company currently anticipates that it will complete contingency planning by June 30, 1999.

     For the Company's most significant IT and non-IT systems (defined below), the first and second phases have been completed. The Company has completed major upgrades and modifications, which have made essentially all mainframe accounting and inventory control software Year 2000 compliant. The scope of the Year 2000 compliance effort includes (1) information technology ("IT") such as software and hardware; (2) non-IT systems or embedded technology such as micro-controllers contained in various manufacturing and laboratory equipment; environmental and safety systems, facilities and utilities, and (3) the readiness of key third parties, including suppliers and customers, and the electronic data interchange (EDI) with those key third parties.

     The  Company's  suppliers  (particularly  sole-source  and long  lead  time suppliers) and key customers may be adversely affected by their respective failures to address the Year 2000 issue. If the Company's suppliers are unable to provide goods or services, the Company's operations could be materially adversely affected. Key customers that encounter Year 2000 difficulties could fail to order or take delivery of the Company's products, or could fail to make or delay payments to the Company. Such failure or delay could have a material adverse effect on the Company's business and results of operations. While some of these risks are outside the control of the Company, the Company's Plan includes communications with suppliers and customers to ascertain the state of their Year 2000 compliance program. The questionnaire phase of this activity is scheduled for completion by March 31, 1999. Remediation activities and preparation of contingency plans related to suppliers and customers is scheduled for completion by June 30, 1999.

     The Company's products are not affected by calendar dating. Therefore, there is no known or anticipated Year 2000 impact on its product offering.


     The Company believes its Year 2000 Plan will significantly reduce the probability of significant interruptions of normal operations resulting from Year 2000 issues. However, the Company may not properly identify and assess all Year 2000 issues, or it may not remediate and test all its IT and non-IT systems in a timely or adequate manner. In addition, its key suppliers or customers could experience Year 2000 problems. If any of these potential situations occur, the Company's contingency plans may not be adequate to protect the Company from the adverse effects of such problems. The worst case scenario resulting from Year 2000 issues would be a material adverse impact on the Company's results of operations, an interruption in normal business operations, or an adverse impact on the Company's relationships with customers, suppliers or others.

Recent Developments

     On January 4, 1999 the Company announced it had received orders in excess of $20 million for deliveries of its automotive XIR(R) solar control film for use in laminated windows in 16 automobile models manufactured in Europe by Audi, BMW, Mercedes Benz (including all models of the S class line), and Renault. The Company is continuing to increase production of its automotive XIR(R) film and in the first quarter of 1999 dedicated its highest capacity manufacturing machine exclusively to the production of automotive XIR(R) film. By dedicating this machine exclusively to the production of automotive XIR(R) film, the Company believes it will realize measurable improvements in production efficiencies and yields in 1999 for this product line.

     During the first quarter of 1999 the Company began the process of converting and upgrading one of its older, large-scale production machines, located in Palo Alto, California to produce advanced anti-reflective films for computer and television monitors, and other display devices. The conversion and upgrade process will cost approximately $1.4 million and is expected to be complete by the end of second quarter of 1999. The machine will resume production in the third quarter of 1999 to satisfy the anticipated growth in demand from our OEM customers.

     During January and February of 1999, the manufacturing machine located in Tempe, Arizona was taken out of production until the coating process associated with the anti-reflective film product for Sony was achieving customer specification. Production resumed in March 1999. The loss of production capacity experienced in the first quarter of 1999 is expected to have a significant adverse effect on the results of the quarter.

Results of Operations (in thousands)

1998 Compared to 1997

     The Company's net revenues were $50.0 million in 1998 compared to $50.1 million in 1997. Net sales for automotive XIR(R) film increased $8.1 million from 1997. In addition, net sales of anti-reflective film to OEM customers other than Sony increased by approximately $2.5 million. Offsetting these product increases was a decrease of approximately $5.1 million of Sony anti-reflective film including $2.3 million in the fourth quarter of 1998 due to estimated product returns for product not meeting Sony's specifications. All other products combined decreased by approximately $5.6 million primarily due to capacity constraints associated with increasing automotive XIR(R) production.

     Cost of sales for 1998 was 88% of net revenue compared to 67% for 1997, or an increase of 21%. The increase in cost of sales as a percentage of net revenues was primarily due to anti-reflective film for Sony that does not meet their specifications. The anti-reflective film not meeting Sony's specifications is estimated to be $4.0 million and a provision in this amount was recorded in the fourth quarter of 1998. This increase was partially offset by improved yields of the Company's other products, including automotive XIR(R) film. Management expects continued inefficiencies and higher cost of operations for its Tempe, Arizona facility during the first quarter of 1999.

     Research and development expenses, as a percent of net revenues, were 8% for 1998, compared to 6% for 1997. The absolute dollars increased to $3.9 million in 1998 from $3.1 million in 1997. The increase was primarily attributable to an increase in personnel, from 24 employees at December 31, 1997, to 43 at December 31, 1998. The increase in personnel was necessary to support higher new product development, primarily in film for laminated glass products, including film for the automotive, Solis(R) and California

Series(TM) commercial and residential markets, and for new anti-reflective film products.

     Selling, general and administrative expenses, as a percent of net revenues, decreased to 18.1% in 1998, from 18.4% in 1997 due mainly to cost cutting measures. The absolute dollars decreased from $9.2 million in 1997 to $9.0 million in 1998. This decrease was primarily attributable to an effort to decrease personnel and control costs.

     As a result of the factors discussed above, the Company reported a pre-tax loss of $7.8 million for 1998, compared to pre-tax income of $2.4 million for 1997.


1997 Compared to 1996

     The Company's net revenues were $50.1 million for 1997 compared to $41.7 million in 1996, an increase of 20%. This increase was primarily volume related of which approximately $5 million was from increased sales of anti-reflective film to Sony. In addition, sales of Heat Mirror XIR(R) film to OEM automotive glass customers increased by approximately $2.1 million and silver reflector film sales increased by approximately $2 million, about $1 million each for energy conservation and electronics customers. Sales of all other energy conservation products were essentially flat from 1996 to 1997. Sales of all other electronics products, excluding anti-reflective and silver reflector films, decreased by approximately $.9 million from 1996 to 1997.

     Cost of sales for 1997, excluding start up costs for the new manufacturing facility in Tempe, Arizona were 67% of net revenue compared to 67% for 1996. Start up costs in 1997 for the new manufacturing facility were approximately $1.6 million or 3% of net revenues. The new facility in Tempe began producing anti-reflective product for shipment to Sony during the fourth quarter of 1997, but production was inefficient, resulting in low yields and throughput. Production efficiency improvements which had taken place in 1997 and the later part of 1996 at the Company's Palo Alto, California facility resulted in improved yields and throughputs on most of the Company's other products produced during 1997. These improvements were offset by; (1) the inefficient operations in Tempe during the fourth quarter of 1997, (2) the costs of unplanned maintenance downtime, which occurred primarily during the third quarter of 1997 on two of the Company's production machines, and, (3) the costs realized throughout 1997 to scale up production of automotive OEM products for new customers in Europe.

     Research and development expenses, as a percent of net revenues, were 6% for 1997, compared to 6% for 1996. The absolute dollars increased to $3.1 million in 1997 from $2.5 million in 1996. The increase was primarily attributable to an increase in personnel to support higher new product development, primarily in film for laminated glass products, including film for the automotive and California SeriesJ commercial and residential markets, and anti-reflective products.

     Selling, general and administrative expenses, as a percent of net revenue, decreased to 18% in 1997, from 21% in 1996 due to increased sales volume. The absolute dollars increased from $8.7 million in 1996 to $9.2 million in 1997. This increase was primarily attributable to salary inflation and sales commissions, plus increased personnel to provide greater focus on management of the two major product groupings, energy and electronics products, and to broaden selling coverage in Europe and South America.

     As a result of the factors discussed above, the Company reported a pre-tax income of $2.4 million for 1997, compared to pre-tax income of $2.5 million for 1996.

Liquidity and Capital Resources


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

     From December 31, 1997 to December 31, 1998, cash and short-term investments decreased by $6.4 million, primarily due to expenditures for property and equipment, the purchase of treasury stock and payments on long-term debt, offset by cash provided by operations. The Company used approximately $7.4 million for capital expenditures during 1998, of which approximately $2.0 million was for the new manufacturing machine to be located in its Tempe facility. The cash provided by operations resulted primarily from a decrease in inventories, including approximately $1.7 million of unusable inventory associated with anti-reflective film reserved in the fourth quarter of 1998, depreciation and amortization of $4.3 million, and increases in accounts payable and accrued liabilities, offset by the net loss for the year.

     At December 31, 1998, the Company had $4.1 million of cash and short-term investments. The Company also has a $6 million line of credit with a bank, which expires June 5, 1999, and term loans of $10 million and $5 million which are subject to certain financial covenants. As of December 31, 1998, there were no borrowings under the line of credit with the bank. The Company was not in compliance with certain financial covenants pertaining to the term loans and the bank line of credit at December 31, 1998. The Company has requested and received waivers of these covenant violations through December 31, 1998; however, the Company is in continuing default of these covenants and has therefore classified this debt as a current liability as of December 31, 1998. The Company has maintained favorable relations with all of its financing institutions and is working closely with its lenders to reset the covenants based on the Company's current 1999 projections. While there can be no assurance that the Company will be successful in these efforts the Company anticipates a favorable resetting of such covenants and the ability to pay these loans in accordance with their original terms. The Company is currently negotiating with the bank to extend the line of credit for an additional one year term.

     The Company anticipates that it will acquire approximately $14 million to $17 million of new capital equipment in 1999 which includes the purchase of two new production machines for Heat Mirror XIR(R) film products and a planned expansion in the European automotive film market. The Company is currently seeking approximately $10 million of additional equipment financing from one of its current lenders and expects this financing to be in place early in the second quarter of 1999, although there can be no assurance that the Company will be successful in obtaining this financing. The Company also expects that foreign government grants and incentives will be available to help finance the expansion into the European automotive film market, although there is no assurance that the Company will be successful in this effort. Additionally, the Company's Convertible Subordinated Note for $2.65 million is due and payable on May 31, 1999 and accordingly, has been reclassified in the December 31, 1998 financial statements in the current portion of long-term debt.


     While there can be no assurance that the Company will be successful in its efforts to renegotiate its financial covenants with its lenders or obtain the additional financing that will be necessary for its 1999 operating cash requirements, the Company believes that existing cash, cash anticipated to be generated from operations, the extended line of credit, the additional term loan borrowing and the availability of foreign grants and incentives, as discussed above, will be sufficient to meet the Company's operating cash requirements through fiscal 1999.

     If the Company is not successful in obtaining the financing described above, it may also need to raise additional funds through public or private equity or debt financing from other sources. The sale of additional equity or convertible debt may result in additional dilution to the Company's stockholders and such securities may have rights, preferences or privileges senior to those of the Common Stock. There can be no assurance that additional equity or debt financing will be available or that if available it can be obtained on terms favorable to the Company or its stockholders.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

     FINANCING RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's term loans which are tied to the London Interbank Offered Rate ("LIBOR") and the Company's Convertible Subordinated Note and bank line of credit which are tied to the prime rate. Fluctuations in interest rates may adversely impact the interest expense expected for the Company. The effect of interest rate fluctuations on the Company in 1998 was not material.

     INVESTMENT RISK. The Company invests its excess cash in certificates of deposit and money market accounts and, by policy, limits the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

    FOREIGN CURRENCY RISK. International revenues amounted to 68% of the Company's total sales in 1998 and, by policy, the Company limits foreign currency risk by requiring all sales to be denominated in U.S. dollars. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 1998 was not material.

ITEM 8.   FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Southwall Technologies Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Southwall Technologies Inc. and its subsidiaries, (the "Company"), at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
San Jose, California
March 8, 1999

                                 SOUTHWALL TECHNOLOGIES INC.


                                 CONSOLIDATED BALANCE SHEETS

                            (in thousands, except per share data)

                                            ASSETS
                                                                         December 31,
                                                                   1 9 9 7           1 9 9 8
                                                                   -------           --------
Current assets:

    Cash and cash equivalents                                      $ 10,524          $  4,136
    Short-term investments                                                7                 7
    Accounts receivable, net of
        allowance for bad debts
        of $834 and $845                                             11,926            12,355
    Inventories                                                      10,118             6,057
    Other current assets                                              1,118               813
                                                                   --------          --------
        Total current assets                                         33,693            23,368

Property and equipment, net                                          26,272            29,068
Other assets                                                          1,504             1,583
                                                                   --------          --------
        Total assets                                               $ 61,469          $ 54,019
                                                                   ========          ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable                                               $  4,835          $  6,307
    Accrued compensation                                              2,009             2,265
    Other accrued liabilities                                         1,546             3,655
    Current portion of long-term debt                                 1,304            15,397
                                                                   --------          --------
        Total current liabilities                                     9,694            27,624

Long-term debt                                                       15,539               141
Deferred income taxes                                                   496               437
                                                                   --------          --------
        Total liabilities                                            25,729            28,202
                                                                   --------          --------


Commitments (Note 8)

Stockholders' equity:
    Common stock, $.001 par value, 20,000 shares
        authorized; issued and outstanding 7,636
        and 7,889                                                         8                 8
    Capital in excess of par value                                   51,513            52,181
    Notes receivable                                                   (656)           (1,020)
    Accumulated deficit                                             (14,631)          (22,500)
    Less cost of treasury stock, 123 and
        565 shares outstanding                                         (494)           (2,852)
                                                                   --------          --------
        Total stockholders' equity                                   35,740            25,817
                                                                   --------          --------
        Total liabilities and
             stockholders' equity                                  $ 61,469          $ 54,019
                                                                   ========          ========

                   See  accompanying  notes to  consolidated  financial statements.

                                         SOUTHWALL TECHNOLOGIES INC.


                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (in thousands, except per share data)


                                                                   Year ended December 31,
                                                           -------------------------------------------
                                                            1 9 9 6           1 9 9 7           1 9 9 8
                                                           --------          --------          --------
Net revenues                                               $ 41,720          $ 50,089          $ 50,033
                                                           --------          --------          --------
Costs and expenses:
     Cost of sales                                           27,936            33,669            44,253
     Tempe start up costs                                      --               1,641              --
     Research and development                                 2,487             3,117             3,864
     Selling, general and administrative                      8,729             9,216             9,046
                                                           --------          --------          --------
              Total costs and expenses                       39,152            47,643            57,163
                                                           --------          --------          --------

Income(loss) from operations                                  2,568             2,446            (7,130)

Interest income(expense), net                                   (26)              (20)             (681)
                                                           --------          --------          --------
Income(loss) before provision
     for income taxes                                         2,542             2,426            (7,811)

Provision for income taxes                                     (115)             (145)              (58)
                                                           --------          --------          --------

Net income(loss)                                           $  2,427          $  2,281          $ (7,869)
                                                           ========          ========          ========
Net income(loss) per share:
     Basic                                                 $    .39          $    .32          $  (1.03)
     Diluted                                               $    .35          $    .29          $  (1.03)

Weighted average shares of common stock
   and dilutive common stock equivalents:
     Basic                                                    6,200             7,107             7,608
     Diluted                                                  7,034             7,799             7,608

                            See  accompanying  notes to  consolidated  financial statements.

                                          SOUTHWALL TECHNOLOGIES INC.


                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                (in thousands)

                                              Capital in                                                Total
                            Common Stock       Excess of      Notes       Accumulated    Treasury    Stockholders
                           Shares    Amount    Par Value     Receivable     Deficit       Stock        Equity
                           ------    ------    ---------     ----------     -------       -----        ------
Balance, Jan.1, 1995        6,917    $7         $47,206        $ -          ($19,339)    ($3,960)    $ 23,914

Shares issued through:
   Interest paid with
    stock                                            86                                      193          279
   Exercise of options                             (751)                                   2,111        1,360
   Sales to employees
   under Stock Purchase
    Plan                                              9                                       81           90
Stock option loans                                            (596)                                      (596)
Stock option other                                  123                                                   123
Net income                                                                     2,427                    2,427
                           ----------------------------------------------------------------------------------
Balance, Dec. 31, 1996      6,917     7          46,673       (596)          (16,912)     (1,575)      27,597

Shares issued through:
   Interest paid with
    stock                                            69                                      116          185
   Exercise of options         52                  (191)                                     811          620
   Sale of stock, net         667     1           4,930                                                 4,931
   Sales to employees
    under Stock Purchase
     Plan                                            32                                      154          186
Stock option loans                                             (60)                                       (60)
Net income                                                                     2,281                    2,281
                            ---------------------------------------------------------------------------------
Balance, Dec. 31, 1997      7,636     8          51,513       (656)          (14,631)       (494)      35,740

Shares issued through:
   Interest paid with
    stock                                            24                                      162          186
   Exercise of options        221                   505                                      406          911
   Sales to employees
    under Stock Purchase
     Plan                      32                   139                                                   139
Repurchase of stock                                                                       (2,926)      (2,926)
Stock option loans                                            (364)                                      (364)
Net loss                                                                      (7,869)                  (7,869)
                           -----------------------------------------------------------------------------------
Balance, Dec. 31, 1998      7,889    $8         $52,181    ($1,020)         ($22,500)    ($2,852)     $25,817
                            =====    ==         =======    ========         =========    ========     =======

                             See accompanying notes to consolidated  financial statements.

                                 SOUTHWALL TECHNOLOGIES INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)

                                                            Year ended December 31,
                                                     ---------------------------------------
                                                         1996           1997           1998
                                                     --------       --------       --------
Cash flows from operating activities:
    Net income(loss)                                 $  2,427       $  2,281       $ (7,869)
    Adjustments to reconcile net income(loss)
      to net cash provided by
      operating activities:
    Depreciation and amortization                       2,313          2,703          4,315
    Decrease (increase) in accounts receivable         (1,809)        (4,829)          (429)
    Decrease (increase) in inventories                 (1,782)        (1,712)         4,061
    Decrease (increase) in other current assets           367           (204)           246
   (Decrease) increase in accounts payable
      and accrued liabilities                             190          1,845          4,023
                                                     --------       --------       --------
Cash provided by operating activities                   1,706             84          4,347
                                                     --------       --------       --------
Cash flows from investing activities:
    Decrease in short-term investments                  2,125           --             --
    Expenditures for property and equipment
      and other assets                                 (3,604)       (11,727)        (7,190)
                                                     --------       --------       --------
Net cash (used in) investing activities                (1,479)       (11,727)        (7,190)
                                                     --------       --------       --------

Cash flows from financing activities:
    Proceeds from issuance of stock, net
      of related costs                                   --            4,931           --
    Proceeds from issuance of long-term debt            5,000         10,393           --
    Payments on long-term debt                           (219)        (1,322)        (1,305)
    Repayment of stockholder's note receivable           --              234            180
    Issuance of common stock upon exercise
      of stock options                                   --             --              273
    Issuance of common stock under employee
       Stock purchase plan                               --             --              139
    Issuance (Purchase) of treasury stock, net            977            512         (2,832)
                                                     --------       --------       --------
Net cash provided by (used in) financing
    activities                                          5,758         14,748         (3,545)
                                                     --------       --------       --------
Net increase (decrease) in cash
    and cash equivalents                                5,985          3,105         (6,388)

Cash and cash equivalents, beginning of year            1,434          7,419         10,524
                                                     --------       --------       --------

Cash and cash equivalents, end of year               $  7,419       $ 10,524       $  4,136
                                                     ========       ========       ========
Supplemental cash flow disclosures:
    Interest paid                                    $     45       $    620       $  1,052
    Income taxes paid                                $    118       $    100       $     12
Supplemental schedule of non-cash investing
      and financing activities:
    Property and equipment acquired via
      capital lease                                  $   --         $    365       $   --
    Treasury stock used for payment
      of interest                                    $    279       $    185       $    186
    Exercise of stock options with issuance
      of stockholders notes receivable               $    596       $    220       $    544

                See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Operations

     Southwall Technologies Inc. (the "Company") is engaged in the design, development and production of thin film coatings on flexible substrates. These coatings selectively absorb, reflect or transmit certain types of electromagnetic radiation for use in energy conservation and electronics applications. The Company has developed and currently markets a variety of thin-film products for the residential and commercial architectural glazing, automotive glazing and electronic display markets. These products include transparent insulation and solar-control films, anti-reflective film for computer monitor CRTs and television screens, transparent conductive films for use in touch screen displays, and various other commercial film products.

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

Cash equivalents and short-term investments

     Cash equivalents and short-term investments consist of Eurodollar certificates of deposit, money market and mutual funds. Investments with maturities of three months or less from the date of purchase are included in cash equivalents.

     The Company has classified its short-term investments as "available-for-sale securities". At December 31, 1998, the difference between cost and fair market value was insignificant and the gains/losses on sales of securities during the year were insignificant.

Fair value disclosures of financial instruments

     The Company has estimated the fair value amounts of its financial instruments using available market information and valuation methodologies considered to be appropriate and have determined that the book value of the Company's debt at December 31, 1998 approximates fair value.

Concentration of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents and short-term investments and trade accounts receivable.

     The Company invests in a variety of financial instruments such as certificates of deposits and money market funds. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

     The Company sells its products throughout the world. The Company performs ongoing credit evaluations of its customer's financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable. The write-off of uncollectible amounts has been insignificant.

Revenue recognition

     Revenues from product sales are recognized upon product shipment, provided that no significant obligations remain and collectability is probable. Provisions for estimated cost of warranty repairs and returns and allowances are recorded at the time products are shipped.

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

Property and equipment

     Property and equipment are stated at cost. The Company uses the units-of-production method for calculating depreciation on certain of its production machines and the straight-line method for all other property and equipment. Estimated useful lives of the assets range from five to ten years. On its large scale production machines for which the units-of-production depreciation method is used, the Company records minimum annual depreciation of at least one-half of the depreciation that would have been recorded utilizing the straight-line depreciation method over a ten-year life. Leasehold improvements are amortized using the term of the related lease or the economic life of the improvements, if shorter.

     Additions, major renewals and betterments are included in the asset accounts at cost. Ordinary maintenance and repairs are charged to expense as incurred. Gains or losses from disposal are included in earnings.

Intangible assets

         Patents, licenses and trademarks relating to the Company's commercial products are stated at cost less accumulated amortization. Amortization is computed on the straight-line basis over terms of up to 17 years. At December 31, 1997 and 1998, patents, licenses and trademarks are included in other assets in the amount of $843 and $852, net of accumulated amortization of $930 and $947, respectively. Amortization expense for 1996, 1997 and 1998 was $121, $113 and $176, respectively.

Stock based compensation

     The Company accounts for stock based compensation to employees using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, ("APB 25"), "Accounting for Stock Issued to Employees", as permitted under the provisions of Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock Based Compensation". Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The Company has adopted the disclosure only provisions of SFAS 123.

Income taxes

     The Company accounts for income taxes under the liability method, which recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement reported amount.

Net income(loss) per share

     Basic income(loss) per share is computed as net income(loss) divided by the weighted-average number of common shares outstanding. Diluted income per share is computed as net income divided by the weighted-average number of common shares outstanding and dilutive potential common shares outstanding, including stock options, restricted stock awards, warrants and other convertible securities. Diluted loss per share is computed the same as basic income(loss) per share since the inclusion of potential common shares would result in an anti-dilutive (lower) loss per share amount. All options outstanding during 1998 were excluded from the diluted loss per share calculations because they were anti-dilutive in view of the losses incurred by the Company.

     During the years ended December 31, 1996, 1997 and 1998 there were no differences between the numerators used for the basic and diluted income(loss) per share calculations. The total amount of the differences in the denominators in 1996 and 1997 are attributable to the effect of dilutive stock options.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - BALANCE SHEET DETAIL:

                                                                        December 31,
                                                              -------------------------------
     Inventories:                                               1 9 9 7               1 9 9 8
     -----------                                              ---------             ---------
     Work-in-process                                          $   2,551             $  2,155
     Raw materials                                                4,502                2,314
     Finished goods                                               3,065                1,588
                                                              ---------             ---------
                                                              $  10,118             $  6,057
                                                              =========             =========

     Property and Equipment:                                           December 31,
     ----------------------                                   -------------------------------
                                                                1 9 9 7               1 9 9 8
                                                              ---------             ---------

     Machinery and equipment                                   $ 38,108             $ 44,061
     Leasehold improvements                                       3,319                3,714
     Furniture and fixtures                                       3,105                2,915
     Construction-in-process                                      5,264                4,987
                                                              ---------             ---------
                                                                 49,796               55,677

     Less - accumulated depreciation
         and amortization                                       (23,524)             (26,609)
                                                              ---------             ---------
                                                               $ 26,272             $ 29,068
                                                              =========             =========

Depreciation and amortization expense for the years ended December 31, 1996, 1997 and 1998 was $2,192, $2,590 and $4,139, respectively.

     Other Accrued Liabilities:                                         December 31,
     -------------------------                                -------------------------------
                                                                1 9 9 7               1 9 9 8
                                                              ---------             ---------
     Reserve for warranties and sales
         returns                                                $   917              $ 2,858
     Other                                                          629                  797
                                                              ---------             ---------
                                                                $ 1,546              $ 3,655
                                                              =========             =========

NOTE 3 - LONG-TERM DEBT:

     The  Company's  long-term  debt  consists of the  following at December 31, 1998:
         Convertible Debenture                                                       $ 2,650
         Promissory Note dated December 16, 1996                                       2,616
         Promissory Note dated May 6, 1997                                            10,000
         Other                                                                           272
                                                                                    ---------
         Total                                                                        15,538
         Less current portion                                                         15,397
                                                                                    ---------
                                                                                     $   141
                                                                                    =========

     The $2,650 convertible debenture is due May 31, 1999, bears interest that is payable semi-annually with the Company's common stock, at 2% below prime, but not less than 7%, nor higher than 11%, and is convertible at the option of the holder into the Company's common stock at a price of $9.95 per share (subject to certain adjustments).

     The Promissory Note dated December 16, 1996 is secured by a production machine, bears interest at an annual rate of 9.7037%, and is subject to certain financial covenants. The note is payable in monthly installments plus interest for a term of 48 months. At December 31, 1998 the Company was not in compliance with some of the financial covenants pertaining to this Promissory Note. The Company has received a waiver from the financial institution for failure to comply with such covenants through December 31, 1998, however the Company is in continuing default of the covenants in 1999 and has therefore classified this Note under the current portion of long-term debt. The Company is currently working with the financial institution to reset the covenants to achieve compliance in 1999.

     The Promissory Note dated May 6, 1997 is payable to a bank. The note payments are guaranteed by Teijin Limited of Japan (Teijin). The Teijin guarantee is secured by certain equipment located in the Company's Tempe, Arizona manufacturing facility and inventory to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 0.4375%, (5.5175% at Dec. 31, 1998), and the Company is subject to certain covenants. A loan guarantee service fee is payable to Teijin semi-annually on the outstanding balance at the rate of 0.5625%. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest for the remaining three and one half year term. At December 31, 1998 the Company was not in compliance with some of the financial covenants pertaining to this Promissory Note. The Company has received a waiver from Teijin for the Company's failure to comply with such covenants through December 31, 1998, however the Company is in continuing default of the covenants in 1999 and has therefore classified this Note under the current portion of long-term debt. The Company is currently working with Teijin to reset the covenants to achieve compliance in 1999.

     Other long-term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

     Principal reductions of long-term debt are scheduled as follows:

         Year                           Amount
         ----                         --------
         1999                         $  4,085
         2000                            1,453
         2001                            2,500
         2002                            2,500
         2003                            2,500
         2004                            2,500
                                      --------
         Total                        $ 15,538
                                      ========

     The Company incurred total interest expense of $236, $892 and $1,162 in 1996, 1997 and 1998, respectively. Of these amounts, the Company capitalized $464 in 1997 as part of the costs related to the construction of the new manufacturing facility in Tempe, Arizona.

NOTE 4 - INCOME TAXES:

     The income tax provisions in 1996 and 1997 result primarily from minimum tax liabilities related to federal taxes and foreign withholding taxes on royalty payments. The income tax provision in 1998 relates primarily to foreign withholding taxes on royalty payments. The effective income tax rate differs from the federal statutory rate primarily as a result of the utilization of net operating loss carryforwards in 1996 and 1997 and the reserves established for deferred tax assets in 1998. The deferred tax assets valuation allowance at December 31, 1996, 1997 and 1998 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regards to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on this absence of objective evidence management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's deferred tax assets. During 1996 and 1997 the Company realized $.6 and $.5 million, respectively, of deferred tax assets previously reserved.

     Deferred tax (liabilities) assets are comprised of the following:

                                                          December 31,
                                                    -----------------------
                                                     1 9 9 7       1 9 9 8
                                                    --------       --------

Depreciation                                        $ (3,793)      $ (4,142)
Other                                                   (165)          (300)
                                                    --------       --------

Gross deferred tax liabilities                        (3,958)        (4,442)
                                                    --------       --------
Inventory reserves                                       383            924
Other                                                  2,217          3,117
Loss carryforwards                                     6,723          7,971
Credit carryforwards                                   1,202          1,109
                                                    --------       --------

Gross deferred tax assets                             10,525         13,121
                                                    --------       --------
Deferred tax assets valuation
    allowance                                         (6,567)        (8,679)
                                                    --------       --------

    Net deferred taxes                              $   --         $   --
                                                    ========       ========



     At December 31, 1998 the Company had net federal operating loss carryforwards of approximately $22 million which expire at various dates from 1999 through 2018. The net operating loss carryforwards include approximately $3.4 million resulting from employee exercises of non-incentive stock options or disqualifying dispositions, the tax benefit of which, when realized, will be accounted for as an addition to capital in excess of par value, rather than as a reduction of the provision for income taxes. Research and development, investment tax and foreign tax credit carryovers of approximately $0.8 million are also available to reduce future federal and state income taxes and expire at various dates through 2004. If certain substantial changes in the Company's ownership occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.

NOTE 5 - STOCKHOLDER'S EQUITY:

Stock Option Plans:

     The Company has granted stock options under various option plans and agreements in the past and currently under the 1997 Stock Incentive Plan and the 1998 Stock Option Plan for Employees and Consultants. The 1998 Stock Option Plan for Employees and Consultants was adopted by the Board of Directors on August 6, 1998. The plans and agreements are administered by the Board of Directors. The exercise price of options granted under the 1997 and 1998 plans must be at least 85% of the fair market value of the stock at the date of grant. All options granted to date under these two plans have been at the fair market value of the Company's stock on the date of the grant.

     Options under the plans generally vest at a rate of 25% per year, are non-transferable and generally expire over terms not exceeding ten years from the date of grant or three months after termination of the optionee's relationship with the Company.

     During 1996, 1997 and 1998, certain employees, officers and directors of the Company exercised stock options under the plans by issuing full recourse notes to the Company with an interest rate of generally 7%. During 1996, 1997 and 1998 outstanding notes to certain of those employees, officers and directors were extended from terms of one year to terms of two years. The principal and accrued interest on the notes are due at the end of the term of each note. These notes aggregate $596, $656 and $1,020, at December 31, 1996, 1997 and 1998,
respectively.

     As of December 31, 1998, there were 203 shares of Common Stock available for grant under the two stock option plans. In addition, at December 31, 1998, 563 options were vested and exercisable at prices ranging from $2.50 to $8.63.

The activity under the option plans, combined, was as follows:


                              Shares of
                               Common        Range of       Weighted-Average
                                Stock      Exercise Price    Exercise Price
                                -----      --------------    --------------

Options outstanding at
    January 1, 1996            1,727       $2.50 - $7.25       $   2.92
    Granted                      494       $4.63 - $8.13       $   5.94
    Exercises                   (523)      $2.50 - $5.25       $   2.60
    Canceled or expired          (34)      $2.50 - $7.25       $   4.66
                               -----
Options outstanding at
    December 31, 1996          1,664       $2.50 - $8.13       $   3.88
    Granted                      403       $6.38 - $8.25       $   6.86
    Exercised                   (212)      $2.50 - $5.63       $   2.92
    Canceled or expired         (115)      $2.50 - $7.88       $   5.06
                               -----
Options outstanding at
    December 31, 1997          1,740       $2.50 - $8.25       $   4.61
    Granted                      537       $4.50 - $8.63       $   5.49
    Exercised                   (409)      $2.50 - $5.25       $   2.91
    Cancelled or expired        (455)      $2.50 - $8.25       $   6.31
                               -----
Options outstanding at
    December 31, 1998          1,413       $2.50 - $8.63       $   4.89
                               =====


Employee Stock Purchase Plan

     In April 1988, the Company adopted the Employee Stock Purchase Plan ("the Purchase Plan") and reserved 150 shares of Common Stock for issuance thereunder. In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("the 1997 Plan") and reserved 100 shares of Common Stock for issuance thereunder. Employees of the Company, subject to certain limitations, may purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six month offering period, or the last day of the purchase period. During 1996, 1997 and 1998, 20, 33 and 32 shares, respectively, were sold under the Purchase Plan and the 1997 Plan. At December 31, 1998 there were no shares remaining available for issuance under the 1988 Purchase Plan and 47 shares available for issuance under the 1997 Plan.

Accounting for Stock Based Compensation

     The Company has stock option plans which reserve shares of Common Stock for issuance to employees, officers, directors and consultants. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans.
Accordingly, no compensation cost has been recognized for the stock option plans, except for $123 related to certain transactions in 1996. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost for the Company's stock option plans and stock purchase plans been determined based on the fair value at the grant date for awards granted in 1996, 1997 and 1998 under those plans consistent with the provisions of SFAS No. 123, the Company's net income(loss) and net income(loss) per share would have been reduced to the pro forma amounts indicated below:

                                                 1996        1997        1998
                                              ---------   ---------   ---------


Net income(loss) - as reported .........      $   2,427   $   2,281  $  (7,869)
Net income(loss) - pro forma ...........      $   1,879   $   1,450  $  (8,314)
Net income(loss) per share - as reported
              Basic ....................      $     .39   $     .32  $   (1.03)
              Diluted ..................      $     .35   $     .29  $   (1.03)
Net income(loss) per share - pro forma
              Basic ....................      $     .30   $     .20  $   (1.09)
              Diluted ..................      $     .27   $     .19  $   (1.09)

     For the stock option plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for the multiple option approach with the following weighted average assumptions used for grants in 1996, 1997 and 1998, respectively. Expected volatility of 60% in years 1996, 1997 and 58% in 1998; risk-free interest rate of 6.2%, 6.4% and 4.5%; and expected lives from vesting date of .72, .54 and 1.11 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of stock options granted in 1996, 1997 and 1998 was $2.99, $6.86 and $2.51 per share, respectively.

     For the employee stock purchase plans, the fair value of each purchase right is estimated at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1996, 1997 and 1998, respectively. Expected volatility of 57%, 60%, and 68%; risk-free interest rate of 5.4%, 5.5% and 5.0%; and expected lives of .5 years in each year. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of those purchase rights granted in 1996, 1997 and 1998 was $1.82, $2.16 and $2.33 per right, respectively.

The following table summarizes  information  about stock options  outstanding at
December 31, 1998:
                                              OPTIONS  OUTSTANDING                        OPTIONS  EXERCISABLE
------------------------------------------------------------------------------------------------------------------
                                                      Weighted          Weighted                          Weighted
                                      Number           Average           Average            Number         Average
Range of                         Outstanding          Remaining         Exercise         Exercisable      Exercise
Exercise Prices                  As of 12/31/98    Contractual Life      Price          As of 12/31/98      Price
------------------------------------------------------------------------------------------------------------------
$2.50  -  $4.13                      434                 2.51             $3.07               373           $2.99
$4.38  -  $5.00                      535                 6.19             $4.88                76           $4.69
$5.25  -  $6.88                      398                 6.18             $6.60               107           $6.65
$7.00  -  $8.63                       46                 5.61             $7.60                 7           $7.42
------------------------------------------------------------------------------------------------------------------
$2.50  -  $8.63                    1,413                 5.04             $4.89               563           $3.97
------------------------------------------------------------------------------------------------------------------

NOTE 6 - EMPLOYEE BENEFIT PLANS:


In 1998, the Company sponsored a 401(K) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(K) matching contributions as defined in the plan and as approved by the Board of Directors. The Company matches 25% of each eligible participant's 401(K) contribution up to a maximum of 20% of the participant's compensation, not to exceed one thousand dollars per year. The Company's actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary or profit sharing contributions were made for the years ending December 31, 1996, 1997 and 1998. 401(K) matching contributions for the years ending December 31, 1996, 1997 and 1998 were $93, $109 and $139, respectively. The Company has no intention to terminate the plan.

The Company has a non-qualified deferred compensation plan, known as a rabbi trust, whereby certain key executives may defer a portion of their salary to be included in the trust, the assets of which are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The participants are allowed to diversify the assets, and the deferred compensation obligation is adjusted to reflect gains or losses on the assets in the trust. The assets are classified as trading assets and are reported as other assets and as accrued compensation on the balance sheet. These trading assets (classified with other assets) and related obligations (classified with accrued compensation) aggregated $355 and $726 at December 31, 1997 and 1998, respectively.

NOTE 7 - SEGMENT REPORTING:

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise" replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position or the segments reported in 1997. The Company is organized on the basis of products and services. Each of the Company's business units (Energy Conservation and Electronic Products) have been aggregated into one operating segment.

The following is a summary of net revenue by geographic area for 1996, 1997 and 1998.

                                           1996           1997            1998
                                        --------         -------        -------
     United States                      $ 17,957        $ 17,593      $  16,095
     Pacific Rim                           5,221           7,525          4,206
     Japan                                10,680          15,640         13,041
     Europe                                6,513           7,788         15,060
     Canada                                1,349           1,543          1,631
                                        --------         -------        -------
             Total net revenues         $ 41,720        $ 50,089       $ 50,033
                                        ========        ========       ========

     One customer accounted for approximately 26% and 31% of net sales in 1996 and 1997, respectively, and two customers accounted for approximately 38% in 1998.


NOTE 8 - COMMITMENTS:

     The Company leases certain property and equipment as well as its facilities under noncancellable operating leases and $365 of computer equipment under a capital lease. These leases expire at various dates through 2007.

   As of December 31, 1998, the future minimum payments under these leases are as follows:

                                                       Capital        Operating
                                                      --------        ---------

     1999                                                  150         $ 1,750
     2000                                                  137             915
     2001                                                    -             906
     2002                                                    -             852
     2003                                                    -             732
     Thereafter                                              -           1,440
                                                      --------         --------

   Future minimum lease payments                      $    287         $ 6,595
                                                                       ========
   Less - amount representing interest                      24
   Present value of future minimum                    --------
     lease payments                                        263
   Current maturities                                      132
   Long-term lease obligations                        $    131
                                                      ========

     Rent expense under operating leases was approximately $1,398, $1,471 and $1,562, in 1996, 1997 and 1998, respectively.

     During the first quarter 1996, the Company entered into an addendum to a previous supply agreement with a major customer which provides for certain Abest efforts@ sales and purchase commitments of the Company's anti-reflective film from the date of the addendum through June 30, 1997. Beginning July 1, 1997, the Company is firmly committed to supply and the customer is committed to purchase fixed volumes for the period July 1, 1997 through December 31, 1997, and annually thereafter until December 31, 2000. Should either the Company fail to supply or the customer fail to purchase the specified quantities, a penalty, based on the sales price to the customer from the prior period, must be paid to the other. In order to meet the supply commitment, the Company opened a new manufacturing facility, at a cost of approximately $12 million, initially dedicated to the production of anti-reflective film. The new facility began manufacturing operations during the fourth quarter of 1997.


NOTE 9 - LINE OF CREDIT AGREEMENT:

     The Company has secured a $6 million revolving line of credit, which expires June 5, 1999, but may be extended for additional one-year terms with the bank's approval. The amount of borrowings is based upon a percentage of accounts receivable, which at December 31, 1998, did not limit available borrowing under the line. The line is secured by certain assets of the Company and bears interest at an annual rate of prime plus 0.5%, (8.25% at Dec. 31, 1998). Under the terms of the agreement, the Company is required to maintain certain financial ratios. As of December 31, 1998, the Company was not in compliance with some of the financial ratios. The Company is working with the bank to reset the financial covenants to ensure future compliance and to extend the line of credit for an additional one year term. There were no borrowings under this line of credit at December 31, 1998.


NOTE 10 - CONTINGENCIES:

     In the fourth quarter of 1998 the Company discovered that certain anti-reflective film manufactured in Tempe, Arizona for Sony had quality problems. This film did not meet Sony's specifications and is located at Sony in Japan and in the Company's inventory in Tempe, Arizona. While the Company is still working with Sony to settle the exact amount of the quality issues, the Company has estimated that the returns from Sony and the related inventory write-off will be approximately $4.0 million. Provisions for this amount were recorded in the Company's fourth quarter results.

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for 1997 and 1998 is as follows:

                                                               First       Second        Third       Fourth
                                                               -----       ------        -----       ------
      1997:
      -----

      Net sales                                              $ 10,855     $ 11,684     $ 12,083     $ 15,467
      Gross margin                                              3,697        3,705        3,266        4,111
      Net income                                                  766          602          210          703
      Net income per share-Basic                                  .12          .09          .03          .09
      Net income per share-Diluted                                .11          .08          .03          .09

      1998:
      -----

      Net sales                                              $ 10,416     $ 14,057     $ 14,011     $ 11,549
      Gross margin                                                201        3,035        3,955       (1,411)
      Net income(loss)                                         (3,375)        (348)         552       (4,698)
      Net income(loss) per share-Basic                           (.45)        (.05)         .07         (.63)
      Net income(loss) per share-Diluted                         (.45)        (.05)         .07         (.63)

    Per share amounts, based on average shares outstanding each quarter, may not add to the total for the year.


ITEM 9.   CHANGES IN AND  DISAGREEMENTS  ON  ACCOUNTING  AND FINANCIAL
          DISCLOSURE

          None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this Item concerning the Company's directors and the Company's executive officers is contained at the end of Part I hereof and incorporated by reference to the sections entitled "Nominees" and "Management", respectively, appearing in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation", "Severance Agreements" and "Human Resources Committee Report on Executive Compensation" appearing in the Proxy Statement.


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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


          The following documents are filed as part of this Form 10-K:

                   (a)(1)    Index  to  Financial   Statements.   The  following
                             Financial Statements of Southwall Technologies Inc. are filed as part of this Form 10-K:


                                                                      Form 10-K
                                                                     Page Number
                                                                     -----------

             Report of Independent Accountants                             20

             Consolidated Balance Sheets as of
             December 31, 1997 and 1998                                    21

             Consolidated Statements of Operations
              for the years ended December 31, 1996,
              1997 and 1998                                                22


             Consolidated Statements of Stockholders'
              Equity for the years ended December 31,
              1996, 1997 and 1998                                          23

             Consolidated Statements of Cash Flows
              for the years ended December 31, 1996,
              1997 and 1998                                                24

             Notes to Consolidated Financial Statements                    25

                   (a)(2) Index to Financial Statement Schedules. Schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

                   (a)(3) Exhibits. Reference is made to the Exhibit Index on pages 42 through 45 of this Form 10-K.

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

     The preceding undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-28599 (filed on May 9,
1989),  33-37247  (filed  October 11,  1990),  33-42753  (filed on September 16,
1991), 33-51758 (filed on September 8, 1992), 33-82138 (filed on July 28, 1994),
333-34287 (filed August 25, 1997) and 333-66277 (filed on October 28, 1998).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30th day of March, 1999.

                           SOUTHWALL TECHNOLOGIES INC.


                              By /s/Thomas G. Hood
                                 -----------------
                                 Thomas G. Hood
                                    President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of March 30, 1999.


    Signature                                        Title
    ---------                                        -----


/s/J. Larry Smart                   Chairman of the Board of Directors
--------------------
J. Larry Smart)


/s/Thomas G. Hood                   President, Chief Executive Officer
--------------------                and Director (Principal Executive
(Thomas G. Hood)                    Officer)


/s/Bill R. Finley                   Vice President, Chief Financial
--------------------                Officer and Secretary (Principal
(Bill R. Finley)                    Financial and Accounting Officer)


/s/Bruce J. Alexander               Director
--------------------
(Bruce J. Alexander)


/s/Yoshimichi Hase                  Director
--------------------
(Yoshimichi Hase)


/s/Joseph B. Reagan                 Director
--------------------
(Joseph B. Reagan)


/s/Walter C. Sedgwick               Director
--------------------
(Walter C. Sedgwick)

                          INDEX TO EXHIBITS FILED WITH

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998


 Exhibit
 Number                       Description
 ------                       -----------

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