Form 10-Q
period 1999-04-04
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1999-05-18
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


         For the quarterly period ended April 4, 1999

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______ to ________


                         Commission File Number: 0-15930


                           SOUTHWALL TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                  94-2551470
       ------------------------------                 ----------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)


   1029 Corporation Way, Palo Alto, California                 94303
   -------------------------------------------              ----------
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

As of May 12, 1999 there were 7,388,065 shares of the Registrant's Common Stock outstanding.

                           SOUTHWALL TECHNOLOGIES INC.

                                      INDEX



                                                                           Page
                                                                          Number

                          PART I FINANCIAL INFORMATION

Item 1       Financial Statements:

                  Consolidated Balance Sheets - April 4, 1999
                  and December 31, 1998.......................................3

                  Consolidated Statements of Operations -
                  three months ended April 4, 1999
                  and March 29, 1998 .........................................4

                  Consolidated Statements of Cash Flows -
                  three months ended April 4, 1999
                  and March 29, 1998 .........................................5

                  Notes to Consolidated Financial Statements..................6

Item 2            Management's Discussion and Analysis
                  of Financial Condition and Results of Operations............7

Item 3            Quantitative and Qualitative Disclosures about Market Risk.12

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

Item 4            Submission of Matters to a Vote of Stockholders............13

Item 5            Other Information..........................................13

Item 6            Exhibits and Reports on Form 8-K...........................13

                  Signatures.................................................14

                          PART I FINANCIAL INFORMATION

Item 1 - Financial Statements:

                           SOUTHWALL TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (Unaudited)

ASSETS                                                    April 4,  December 31,
                                                            1999        1998
                                                         --------      --------

Current assets:
     Cash and cash equivalents                           $    230      $  4,136
     Short-term investments                                  --               7
     Accounts receivable, net of allowance
      for doubtful accounts of $893 and $845                9,860        12,355
     Inventories                                            6,521         6,057
     Other current assets                                   1,099           813
                                                         --------      --------
         Total current assets                              17,710        23,368

Property and equipment, net                                30,431        29,068
Other assets                                                1,598         1,583
                                                         --------      --------

     Total assets                                        $ 49,739      $ 54,019
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank credit line                                    $    500      $   --
     Accounts payable                                       5,582         6,307
   Accrued compensation                                     1,806         2,265
     Other accrued liabilities                              1,927         3,655
     Current portion of long-term debt                     15,085        15,397
                                                         --------      --------
         Total current liabilities                         24,900        27,624

Long-term debt                                                104           141
Deferred income taxes                                         437           437
                                                         --------      --------
         Total liabilities                                 25,441        28,202
                                                         --------      --------

Commitments

Stockholders' equity:
     Common stock, $.001 par value,
      20,000 shares authorized:
      Issued and outstanding: 7,889 and 7,889                   8             8
     Capital in excess of par value                        52,181        52,181
     Notes Receivable                                      (1,020)       (1,020)
     Accumulated deficit                                  (24,019)      (22,500)
     Less cost of treasury stock, 565
    and 565 shares                                         (2,852)       (2,852)
                                                         --------      --------
         Total stockholders' equity                        24,298        25,817
                                                         --------      --------

     Total liabilities and
          stockholders' equity                           $ 49,739      $ 54,019
                                                         ========      ========

          See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)



                                                         Three Months Ended
                                               ---------------------------------
                                               April 4, 1999      March 29, 1998
                                               -------------      --------------

Net revenues                                     $ 10,858              $ 10,416
                                                 --------              --------

Costs and expenses:
   Cost of sales                                    8,911                10,215
     Research and development                       1,233                 1,060
   Selling, general and
    administrative                                  1,966                 2,408
                                                 --------              --------

    Total costs and expenses                       12,110                13,683
                                                 --------              --------

Loss from operations                               (1,252)               (3,267)

Interest income/(expense), net                       (255)                 (108)
                                                 --------              --------

Loss before income taxes                           (1,507)               (3,375)

Provision for income taxes                             12                  --
                                                 --------              --------

Net loss                                         $ (1,519)             $ (3,375)
                                                 ========              ========

Net loss per share          - Basic              $   (.21)             $   (.45)
                                                 ========              ========
                            - Diluted            $   (.21)             $   (.45)
                                                 ========              ========

Weighted average shares of
common stock and common
stock equivalents
                            - Basic                 7,324                 7,561
                            - Diluted               7,324                 7,561




          See accompanying notes to consolidated financial statements.



                                                     SOUTHWALL TECHNOLOGIES INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (Unaudited)

                                                                                                         Three Months Ended
                                                                                                 -----------------------------------
                                                                                                 April 4, 1999        March 29, 1998
                                                                                                   --------                --------
Cash flows from operating activities:
     Net loss                                                                                      $ (1,519)               $ (3,375)
     Adjustments to reconcile net loss
        to net cash provided by (used in)
        operating activities:
     Depreciation and amortization                                                                    1,152                     940
     Decrease (increase) in accounts receivable                                                       2,495                   2,712
     Decrease (increase) in inventories                                                                (464)                   (335)
     Decrease (increase) in other current assets                                                       (286)                     (2)
     (Decrease) increase in accounts payable
         and accrued liabilities                                                                     (2,912)                    945
                                                                                                   --------                --------
Cash provided by (used in) operating activities                                                      (1,534)                    885
                                                                                                   --------                --------

Cash flows from investing activities:
     Decrease (increase) in short-term investments                                                        7                  (1,510)
     Expenditures for property and equipment
        and other assets                                                                             (2,530)                 (1,044)
                                                                                                   --------                --------
Net cash used in investing activities                                                                (2,523)                 (2,554)
                                                                                                   --------                --------

Cash flows from financing activities:
     Payments on long-term debt                                                                        (349)                   (118)
   Bank line of credit borrowings                                                                       500                    --
     Issuance of treasury stock, net                                                                   --                        74
   Repayment of stock option loans                                                                     --                        50
                                                                                                   --------                --------

Net cash provided by financing activities                                                               151                       6
                                                                                                   --------                --------

Net decrease in cash and cash
     equivalents                                                                                     (3,906)                 (1,663)

Cash and cash equivalents, beginning of year                                                          4,136                  10,524
                                                                                                   --------                --------

Cash and cash equivalents, end of period                                                           $    230                $  8,861
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

              Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements contained in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

         Note 2 - Inventories:

              Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consisted of the following:

                                             April 4, 1999     December 31, 1998
                                             -------------     -----------------
                      Raw materials            $3,829               $2,314
                      Work-in-process           1,056                2,155
                      Finished goods            1,636                1,588
                                               ------               ------
                          Total                $6,521               $6,057
                                               ======               ======

         Note 3 - Commitments:

              During 1996, the Company entered into an addendum to a previous supply agreement with a major customer for the sale of the Company's anti-reflective film. Beginning July 1, 1997, the Company is committed to supply and the customer is committed to purchase fixed volumes thereafter until December 31, 2000. Should either the Company fail to supply or the customer fail to purchase the specified quantities, a penalty, based on the sales price to the customer from the prior period, must be paid to the other. Currently, the Company and its customer are in the process of negotiating modifications to certain terms and conditions of this supply agreement.

         Note 4 - Line of Credit Agreement:

              The Company has secured a $4 million revolving line of credit with a bank which expires in June 2000. This line of credit may be extended further for additional one-year terms with the bank's approval. The amount of borrowings is based upon a percentage of accounts receivable, which at April 4, 1999, did not limit available borrowing under the line. The line is secured by certain assets of the Company and bears interest at an annual rate of prime plus

         1.25%. Under the terms of the agreement, the Company is required to maintain certain financial covenants. As of April 4,1999, $0.5 million was borrowed under this line of credit.

         Note 5 - Net income (loss) per share:

              Basic net income (loss) per share is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share uses the average market prices during the period. During each of the periods presented there were no differences between the numerators used for calculation of basic and diluted net income (loss) per share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents in the periods where there is net income is attributable to the effect of dilutive stock options. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would be antidilutive.

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

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

         General

              The Company has experienced significant fluctuations in quarterly results of operations. Revenues have varied from quarter to quarter due to the seasonal buying patterns for the Company's Heat Mirror(TM) products, which typically have been strongest in the second and third quarters, and the timing of short-term sales contracts. Additionally, sales of the Company's energy conservation products are significantly influenced by the residential and commercial construction industries, and reduction in construction has generally resulted in a reduction in the sales of the Company's Heat Mirror(TM) products. Historically, operating results have varied from quarter to quarter as a function of the utilization of the Company's production machines. In 1998, and in the first quarter of 1999, operating results were affected by process and machine problems resulting in quality issues associated with the anti-reflective film product manufactured in Tempe, Arizona. The development and introduction of new products and the changing mix of products manufactured have added to the production problems and inefficiencies experienced by the Company. Primarily as a result of these factors, and in view of the Company's strategy of developing additional applications for its thin-film technology, and its ongoing practice of upgrading its manufacturing processes, the Company may continue to experience quarterly fluctuations in its results of operations.

              Although the Company has not experienced a significant amount of inventory obsolescence and believes that its inventory is recoverable, obsolescence of the Company's products could be affected by technological change, competition, loss of customers and reduction in demand, among other factors.

              The Company believes that it must continue to increase revenues and improve manufacturing processes and yields to achieve sustained profitability. Although the Company expanded its capacity by opening a new manufacturing facility in 1997 in Tempe, Arizona and entered into a purchase agreement in 1998 for a new production machine to be completed and installed in Tempe by the fourth quarter of 1999, and is continuously seeking to expand existing applications, to develop new applications and to expand international marketing and sales efforts, there can be no assurance that the Company will be successful in these efforts and continue to increase revenues.

         Year 2000 readiness

              The Company believes the Year 2000 issue represents a material risk to the Company. The Year 2000 issue involves the potential inability of information or other data dependent systems to properly distinguish year references at the turn of the century and certain other dates.

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

              In October 1996 the Company began reviewing Year 2000 issues and prepared a plan ("The Plan") to address those issues. The Plan consists of several phases. The first is the inventory and prioritization of potential Year 2000 items, and the assessment of Year 2000 compliance. The second phase is the remediation of any noted problems. The third phase is the testing of material items and the fourth phase is the preparation of contingency plans. All phases of The Plan are expected to be handled with existing staff and the Company believes the cost to address Year 2000 issues will not be material.

              The Company is currently involved in the testing of material items and expects this phase to be completed by June 30, 1999. The Company anticipates that it will complete the contingency planning phase by June 30, 1999 although the Company currently has no contingency plans to deal with the most likely worst case scenarios.

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

              The Company's suppliers (particularly sole-source and long lead time suppliers) and key customers may be adversely affected by their respective failures to address the Year 2000 issue. If the Company's suppliers are unable to provide goods or services, the Company's operations could be materially adversely affected. Key customers that encounter Year 2000 difficulties could fail to order or take delivery of the Company's products, or could fail to make or delay payments to the Company. Such failure or delay could have a material adverse effect on the Company's business and results of operations. While some of these risks are outside the control of the Company, the Company's Plan includes communications with suppliers and customers to ascertain the state of their Year 2000 compliance program. The questionnaire phase of this activity was completed as of March 31, 1999. Remediation activities and preparation of contingency plans related to suppliers and customers is scheduled for completion by June 30, 1999.

              The Company's products are not affected by calendar dating. Therefore, there is no known or anticipated Year 2000 impact on its product offerings.

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


         Three Months Ended April 4, 1999 and March 29, 1998

              Net revenues increased to $10.9 million for the first three months of 1999, compared to $10.4 million for the similar period of 1998. The increase was primarily attributable to increased sales of $3.3 million for automotive film offset by decreased sales of $2.1 million for anti-reflective film and $0.7 million of various other products. The decrease in anti-reflective film sales was primarily due to minimal production in the Tempe plant during January and February 1999 as a result of the re-certification of production processes for product provided to a single customer. In March the Tempe plant was re-certified and commenced production.

              Cost  of  sales  for the  first  quarter  of  1999  was 82% of net revenue, compared to 98% for the similar period of 1998. The improvement in cost of sales was due to an increase in sales of automotive film which contributes higher gross margins. Also, the loss of production capacity and product yields in Tempe in the first three months of 1999 had less impact on cost of sales than the process and product yield problems experienced at the Tempe facility in the first three months of 1998.

               Research and development expenses, as a percent of net sales, were 11% of net revenues for the first three months of 1999, compared to 10% for the similar period in 1998. The absolute dollars increased to $1.2 million in the first quarter of 1999 from $1.1 million in the comparable period of 1998. The increase in 1999 is attributable to additional personnel required to support the development of new products, primarily the development of products for the anti-reflective film market, and the development of new deposition technologies resulting in faster coating processes.

              Selling, general and administrative expense, as a percent of net sales, was 18% of net revenues in the first three months of 1999, compared to 23% for the similar period in 1998. The absolute dollars decreased to $2.0 million in 1999 from $2.4 million in 1998. The decrease in absolute dollars was primarily due to a decrease in personnel in 1999 and reorganization severance payments in 1998 which was the result of combining the Company's two divisions into one in 1998.

              Net interest expense increased to $0.3 million for the first three months of 1999 compared to $0.1 million for the similar period of 1998 due to a decrease in interest income. The average cash balances invested during the first three months of 1999 was significantly less than the average balances invested for the comparable period of 1998.

              As a result of the factors discussed above, the Company reported a pre-tax loss of $1.5 million for the first three months of 1999, compared to a pre-tax loss of $3.4 million for the similar period in 1998.

         Liquidity and Capital Resources

              On December 16, 1996, the Company borrowed $5 million from an institutional lender for partial financing of the new manufacturing facility in Tempe, Arizona. On April 9, 1997, the Company signed an agreement with Teijin Limited of Japan (Teijin), a major raw material supplier of the Company, which included arrangements for additional financing for the new manufacturing facility and for related potential working capital growth. Teijin purchased 667,000 shares of the Company's common stock at a price of $7.50 per share, and guaranteed a loan through Sanwa Bank for an additional $10 million. Teijin also received warrants to purchase 158,000 shares of common stock at a price of $9.00 per share at any time within three years of the date of the agreement. The stock purchase transaction of approximately $5 million was completed on April 28, 1997. In addition, a loan agreement with Sanwa Bank was signed on May 2, 1997, and the Company received the first $5 million of funding on May 6, 1997, and the remaining $5 million was received on November 6, 1997. The manufacturing facility in Tempe, Arizona began operations during the fourth quarter 1997, and is currently dedicated to the production of anti-reflective film products.

              From December 31, 1998 to April 4, 1999, cash and short-term investments decreased by $3.9 million, primarily due to expenditures for property and equipment, payments on debt and cash used in operating activities. Of the capital expenditures during the first three months of 1999, approximately $1.2 million was for the conversion of an older, large-scale production machine located in Palo Alto, California to produce advanced anti-reflective film products and approximately $0.9 million for the new manufacturing machine, PM#6, to be located in Tempe, Arizona. The cash used in operating activities resulted primarily from a decrease of $2.9 million in accounts payable and accrued liabilities and the net loss of $1.5 million for the first three months of 1999 offset by a decrease in accounts receivable of $2.5 million and depreciation and amortization of $1.2 million.

              At April 4, 1999, the Company had $0.2 million of cash and short-term investments. The Company also has a bank line of credit for $4 million under which the Company has $0.5 million in borrowings at April 4, 1999 and term loans of $10 million and $5 million, which are subject to certain financial covenants. The Company was not in compliance with some of the financial covenants pertaining to the term loans at April 4, 1999. The Company is in continuing default of these covenants and has therefore classified the term loans as current liabilities until such time when the Company is in full compliance. The Company has maintained favorable relations with all of its financing institutions and is working closely with its lenders to reset the covenants based on the Company's current 1999 projections. While there can be no assurance that the Company will be successful in these efforts the Company anticipates a favorable resetting of such covenants and the ability to pay these loans in accordance with their original terms.

              The Company anticipates that it will acquire approximately $14 million to $17 million of new capital equipment in 1999 which includes the purchase of two new production machines for its film products and a planned expansion in the European automotive film market. The Company is currently seeking approximately $10 million of additional equipment financing from one of its current lenders and expects this financing to be in place early in the second quarter of 1999, although there can be no assurance that the Company will be successful in obtaining this financing. Additionally, the Company's Convertible Subordinated Note for $2.65 million is due and payable on May 31, 1999.

              While there can be no assurance that the Company will be successful in its efforts to renegotiate its financial covenants with its lenders or obtain the additional financing that will be necessary for its 1999 operating cash requirements, the Company believes that existing cash, cash anticipated to be generated from operations, the bank line of credit and the additional term loan borrowing, as discussed above, will be sufficient to meet the Company's operating cash requirements through fiscal 1999.

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

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk:

              The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

              FINANCING RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's term loans which are tied to the London Interbank Offered Rate ("LIBOR") and the Company's Convertible Subordinated Note and bank line of credit which are tied to the prime rate. Fluctuations in interest rates may adversely impact the interest expense expected for the Company. The effect of interest rate fluctuations on the Company in the first three months of 1999 was not material.

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

             FOREIGN CURRENCY RISK. International revenues amounted to 71% of the Company's total sales in the first three months of 1999 and, by policy, the Company limits foreign currency risk by requiring all sales to be denominated in U.S. dollars. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the first three months of 1999 was not material.

                            PART II OTHER INFORMATION


         Item 1            Legal Proceedings and Other Matters

              Certain litigation filed against the Company by one of its customers was described in the Company's Form 10-K filed on March 31, 1999. Subsequent to such filing, no material developments have occurred with respect to this litigation.

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

                           Not applicable


         Item 3   Defaults upon Senior Securities

                           Not applicable


         Item 4   Submission of Matters to a Vote of Stockholders

                           No matters were submitted to a vote of security holders during the quarter ended April 4, 1999.


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


         Dated:  May 12, 1999
         Southwall Technologies Inc.






                                               By:/s/Thomas G. Hood
                                                  -----------------------------
                                                     Thomas G. Hood
                                                     President and
                                                     Chief Executive Officer






                                               By:/s/Bill R. Finley
                                                  -----------------------------
                                                     Bill R. Finley
                                                     Vice President and
                                                     Chief Financial Officer