Form 10-Q
period 1999-07-04
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1999-08-18
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


     For the quarterly period ended July 4, 1999

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

As of July 4, 1999 there were 7,446,280 shares of the Registrant's Common Stock outstanding.

                           SOUTHWALL TECHNOLOGIES INC.

                                      INDEX



Page Number

                          PART I FINANCIAL INFORMATION

Item 1       Financial Statements:
                                                                           Page
                                                                           ----
                 Consolidated Balance Sheets - July 4, 1999
                 and December 31, 1998........................................3

                 Consolidated Statements of Operations -
                 three month and six month periods
                 ended July 4, 1999 and June 28, 1998 ........................4

                 Consolidated Statements of Cash Flows -
                 three month and six month periods
                 ended July 4, 1999 and June 28, 1998 ........................5

                 Notes to Consolidated Financial Statements...................6

Item 2           Management's Discussion and Analysis
                 of Financial Condition and Results of Operations.............7

Item 3           Quantitative and Qualitative Disclosures about Market Risk..13

                           PART II OTHER INFORMATION

Item 1           Legal Proceedings...........................................14

Item 2           Changes in Securities.......................................14

Item 3           Defaults Upon Senior Securities.............................14

Item 4           Submission of Matters to a Vote of Stockholders.............14

Item 5           Other Information...........................................15

Item 6           Exhibits and Reports on Form 8-K............................15

                 Signatures..................................................16

                                                    PART I FINANCIAL INFORMATION

Item 1 - Financial Statements:

                                                     SOUTHWALL TECHNOLOGIES INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except per share data)
                                                             (Unaudited)

ASSETS                                                                                         July 4, 1999       December 31, 1998
                                                                                                 --------             --------
Current assets:
     Cash and cash equivalents                                                                   $  1,867             $  4,136
     Short-term investments                                                                          --                      7
     Accounts receivable, net of allowance
      for doubtful accounts of $816 and $845                                                       10,138               12,355
     Inventories                                                                                    5,970                6,057
     Other current assets                                                                           1,214                  813
                                                                                                 --------             --------
         Total current assets                                                                      19,189               23,368

Property and equipment, net                                                                        32,335               29,068
Other assets                                                                                        1,574                1,583
                                                                                                 --------             --------

     Total assets                                                                                $ 53,098             $ 54,019
                                                                                                 ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank credit line                                                                            $  4,111             $   --
     Accounts payable                                                                               7,202                6,307
   Accrued compensation                                                                             2,500                2,265
     Other accrued liabilities                                                                      1,416                3,655
     Current portion of long-term debt                                                             12,122               15,397
                                                                                                 --------             --------
         Total current liabilities                                                                 27,351               27,624

Long-term debt                                                                                         83                  141
Deferred income taxes                                                                                 437                  437
                                                                                                 --------             --------
         Total liabilities                                                                         27,871               28,202
                                                                                                 --------             --------

Commitments

Stockholders' equity:
     Common stock, $.001 par value,
      20,000 shares authorized:
      Issued and outstanding: 7,889 and 7,889                                                           8                    8
     Capital in excess of par value                                                                51,892               52,181
     Notes Receivable                                                                                (940)              (1,020)
     Accumulated deficit                                                                          (23,485)             (22,500)
     Less cost of treasury stock, 442
    and 565 shares                                                                                 (2,248)              (2,852)
                                                                                                 --------             --------
         Total stockholders' equity                                                                25,227               25,817
                                                                                                 --------             --------

     Total liabilities and
          stockholders' equity                                                                   $ 53,098             $ 54,019
                                                                                                 ========             ========

                                    See accompanying notes to consolidated financial statements.


                                                     SOUTHWALL TECHNOLOGIES INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands, except per share data)
                                                             (Unaudited)


                                                                    Three Months Ended                       Six Months Ended
                                                               ----------------------------            -----------------------------
                                                                July 4,            June 28,             July 4,            June 28,
                                                                 1999                1998                1999                1998
                                                               --------            --------            --------            --------
Net revenues                                                   $ 13,527            $ 14,057            $ 24,385            $ 24,473
                                                               --------            --------            --------            --------

Costs and expenses:
   Cost of sales                                                  9,410              11,022              18,321              21,237
   Research and development                                       1,293                 913               2,526               1,973
   Selling, general and
    administrative                                                1,970               2,264               3,936               4,672
                                                               --------            --------            --------            --------

    Total costs and expenses                                     12,673              14,199              24,783              27,882
                                                               --------            --------            --------            --------

Income(loss) from operations                                        854                (142)               (398)             (3,409)

Interest income/(expense), net                                     (307)               (182)               (562)               (290)
                                                               --------            --------            --------            --------

Income(loss) before income taxes                                    547                (324)               (960)             (3,699)

Provision for income taxes                                           13                  24                  25                  24
                                                               --------            --------            --------            --------

Net Income(loss)                                               $    534            $   (348)           $   (985)           $ (3,723)
                                                               ========            ========            ========            ========

Net loss per share - Basic                                     $    .07            $   (.05)           $   (.13)           $   (.49)
                                                               ========            ========            ========            ========
                   - Diluted                                   $    .07            $   (.05)           $   (.13)           $   (.49)
                                                               ========            ========            ========            ========

Weighted average shares of
common stock and common
stock equivalents - Basic                                         7,404               7,664               7,364               7,614
                  - Diluted                                       7,454               7,664               7,364               7,614



                                    See accompanying notes to consolidated financial statements.


                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                 Six Months Ended
                                                       ----------------------------------
                                                       July 4, 1999        June 28, 1998
                                                       ------------        -------------
Cash flows from operating activities:
     Net loss                                             $   (985)          $ (3,723)
     Adjustments to reconcile net loss
         to net cash provided by (used in)
         operating activities:
     Depreciation and amortization                           2,380              2,048
     Decrease (increase) in accounts receivable              2,217              2,129
     Decrease (increase) in inventories                         87              1,499
     Decrease (increase) in other current assets              (401)                51
     (Decrease) increase in accounts payable
         and accrued liabilities                            (1,017)            (1,650)

Cash provided by operating activities                        2,281                354
                                                          --------           --------

Cash flows from investing activities:
     Decrease in short-term investments                          7               --
     Expenditures for property and equipment
          and other assets                                  (5,638)            (2,417)

Net cash used in investing activities                       (5,631)            (2,417)
                                                          --------           --------

Cash flows from financing activities:
     Payments on long-term debt                             (3,333)              (440)
     Bank line of credit borrowings                          4,111               --
     Issuance of treasury stock, net                           223                330
     Sale of common stock, net                                --                  154
     Repayment (issuance) of stock option loans, net            80               (250)
                                                          --------           --------

Net cash provided (used) by financing activities             1,081               (206)
                                                          --------           --------

Net decrease in cash and cash
     equivalents                                            (2,269)            (2,269)

Cash and cash equivalents, beginning of year                 4,136             10,524
                                                          --------           --------

Cash and cash equivalents, end of period                  $  1,867           $  8,255
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

Note 2 - Inventories:

     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consisted of the following:

                                              July 4, 1999  December 31, 1998
                                              ------------  -----------------
          Raw materials                          $3,456         $2,314
          Work-in-process                           462          2,155
          Finished goods                          2,052          1,588
                                                 ------         ------
              Total                              $5,970         $6,057
                                                 ======         ======

Note 3 - Commitments:

     During 1996, the Company entered into an addendum to a previous supply agreement with a major customer for the sale of the Company's anti-reflective film. Beginning in July 1997, the Company was committed to supply and the customer was committed to purchase fixed volumes thereafter until December 31, 2000. During the second quarter of 1999 the Company and its customer modified certain terms and conditions of the supply agreement. The modifications significantly reduced the amount of product the Company is committed to supply and the customer is committed to purchase through December 31, 1999. The modified agreement also eliminated any penalties for failure to supply or purchase minimum quantities. The supply agreement terminates effective December 31, 1999.

Note 4 - Line of Credit Agreement:

     The Company has secured a $6 million revolving line of credit with a bank which expires in June 2000. This line of credit may be extended further for additional one-year terms with the bank's approval. The amount of borrowings is based upon a percentage of accounts receivable, which at July 4, 1999, did not limit available borrowing under the line. The line is secured by certain assets of the Company and bears interest at an annual rate of 11.00%. As of July 4, 1999, $4.1 million was borrowed under this line of credit.

Note 5 - Net income (loss) per share:

     Basic net income (loss) per share is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share uses the average market prices during the period. During each of the periods presented there were no differences between the numerators used for calculation of basic and diluted net income (loss) per share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents in the periods where there is net income is attributable to the effect of dilutive stock options. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would be anti-dilutive. Stock options aggregating 1,415 and 1,637 shares at July 4, 1999 and June 28, 1998, respectively, and were not included in the computations of net income (loss) for those six month periods because the effect on the calculations would be anti-dilutive.

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

     In October 1996 the Company began reviewing Year 2000 issues and prepared a plan ("The Plan") to address those issues. The Plan consists of several phases. The first is the inventory and prioritization of potential Year 2000 items, and the assessment of Year 2000 compliance. The second phase is the remediation of any noted problems. The third phase is the testing of material items, and the fourth phase is the preparation of contingency plans. All phases of The Plan have been addressed with existing staff and the Company believes the costs to address Year 2000 issues will not be significant.

     The Company is currently developing contingency plans which will continue to be reviewed and revised through the end of the year to ensure all reasonable scenarios have been accounted for and alternate methods of resolution are addressed.

     For the Company's most significant IT and non-IT systems (defined below), the first, second and third phases have been completed. The fourth phase, contingency planning, has been underway for several months and will continue to be reviewed and revised through the end of 1999. The Company has completed major upgrades and modifications, which have made essentially all mainframe accounting and inventory control software Year 2000 compliant. The scope of the Year 2000 compliance effort includes (1) information technology ("IT") such as software and hardware; (2) non-IT systems or embedded technology such as micro-controllers contained in various manufacturing and laboratory equipment, environmental and safety systems, facilities and utilities; and (3) the readiness of key third parties, including suppliers and customers, and the electronic data interchange (EDI) with those key third parties.

     The Company's suppliers (particularly sole-source and long lead-time suppliers) and key customers may be adversely affected by their respective failures to address the Year 2000 issue. If the Company's suppliers are unable to provide goods or services, the Company's operations could be materially adversely affected. Key customers that encounter Year 2000 difficulties could fail to order or take delivery of the Company's products, or could fail to make or delay payments to the Company. Such failure or delay could have a material adverse effect on the Company's business and results of operations. While some of these risks are outside the control of the Company. The Plan includes a requirement to communicate with suppliers and customers to ascertain the state of their Year 2000 compliance program. The Company has received notification from most of its major suppliers regarding their Year 2000 compliance and readiness. Communications are underway with the Company's customers to avoid an interruption in orders caused by a customer's failure to plan for potential Year 2000 complications.

     The Company's products are not affected by calendar dating. Therefore, there is no known or anticipated Year 2000 impact on its product offerings.

     The Company believes its Year 2000 Plan will significantly reduce the probability of significant interruptions of normal operations resulting from Year 2000 issues. All reasonable effort has been taken to identify, assess and correct all Year 2000 issues. The Company is attempting in the continued review and revision of its contingency plans to mitigate any problems that may be experienced by its key supplies to protect the Company from any potential problems that may occur from the inadequacy of a supplier's Year 2000 program. It is still possible however, that Year 2000 issues could have an adverse impact on the Company's results of operations, and interruption in normal business operations, or an adverse impact on the Company's relationships with customers, suppliers, or others.

Six Months Ended July 4, 1999 and June 28, 1998

     Net revenues decreased $0.1 million to $24.4 million for the first six months of 1999, compared to $24.5 million for the similar period of 1998. The decrease was attributable primarily to a $4.8 million decrease in sales of anti-reflective film for use on CRT terminals along with a $0.7 million decrease of other various products partially offset by an increase of $5.4 million in sales of film used principally by OEM automotive glass manufacturers, compared to the same period last year. The decrease of anti-reflective film sales was due to minimal production in the Tempe plant during the first quarter of 1999 which was the result of the re-certification of production processes for anti-reflective film provided to a major customer. Additionally, the supply agreement with this customer was modified during the second quarter of 1999 which reduced the quantities of anti-reflective film the Company was committed to supply and the customer was committed to purchase.

     Cost of sales for the first half of 1999 was 75% of net revenues, compared to 87% for the similar period of 1998. The decrease in cost of sales as a percentage of net revenues for 1999 from 1998 was due primarily to a shift in product mix. Sales of the higher margin automotive film increased significantly while sales of lower margin anti-reflective film decreased significantly. Also, production yields on the Company's automotive film produced in the Palo Alto, California facility improved over the same period a year ago, thereby reducing the associated material and overhead costs on a per unit basis.

     Research and development expenses, as a percent of net revenues, were 10% for the first six months of 1999, compared to 8% for the similar period in 1998. The absolute dollars increased $0.5 million to $2.5 million in 1999 from $2.0 million in 1998. The increase in research and development expenses in 1999 is attributable to an increase in personnel involved in the development of new products for the electronic display market and for the development of new deposition technology.

     Selling, general and administrative expense, as a percent of net revenues, decreased to 16% in the first six months of 1999, from 19% for the similar period in 1998. The absolute dollars decreased $0.7 million to $3.9 million in 1999 from $4.7 million in 1998. The decrease in absolute dollars was due primarily to a reduction in staffing and the absence of severance payments associated with the realignment of organizations that occurred in the first six months of 1998.

     Net interest expense increased for the first six months of 1999 to $0.6 million from $0.4 million in the similar period of 1998 due to an increase in the use of the Company's line of credit with a bank and a decrease in interest income. The average cash balances invested during the first six months of 1999 was significantly less than the average balances invested for the comparable period of 1998.

     As a result of the factors discussed above, the Company reported a pre-tax loss of $1.0 million for the first six months of 1999, compared to a pre-tax loss of $3.7 million for the similar period in 1998.


Three Months Ended July 4, 1999 and June 28, 1998

     Net revenues decreased to $13.5 million for the second quarter of 1999, compared to $14.1 million for the similar period of 1998. The decrease was primarily attributable to a decrease in anti-reflective film sales of $2.2 million and a decrease of $0.4 million in sales of various other products partially offset by an increase in automotive film sales of $2.0 million. The decrease in anti-reflective film sales in the second quarter of 1999 was primarily due to the modification of a supply agreement with a major customer which reduced the volume of film the Company was committed to supply and the customer was committed to purchase during the quarter.

     Cost of sales for the second quarter of 1999 was 70% of net revenue, compared to 78% for the similar period of 1998. The improvement in cost of sales was caused by a change in sales mix from the second quarter of 1998 to the second quarter of 1999. Sales of the higher gross margin automotive film product increased $2.0 million and sales of the lower gross margin anti-reflective film product decreased $2.2 million resulting in a higher gross margin for the Company.

     Research and development expenses, as a percent of net sales, were 10% of net revenues for the second quarter of 1999, compared to 6% for the similar period in 1998. The absolute dollars increased to $1.3 million in the second quarter of 1999 from $0.9 million in the comparable period of 1998. The increase in 1999 is attributable to additional personnel required to support the development of new products, primarily the development of products for the anti-reflective film market, and the development of new deposition technologies which would result in faster coating processes.

     Selling, general and administrative expense, as a percent of net sales, was 15% of net revenues in the second quarter of 1999, compared to 16% for the similar period in 1998. The absolute dollars decreased to $2.0 million in 1999 from $2.3 million in 1998. The decrease in absolute dollars was primarily due to a decrease in personnel in 1999 and reorganization severance payments that were paid in 1998 as a result of combining the Company's two divisions into one in 1998.

     Net interest expense increased to $0.3 million for the second quarter of 1999 compared to $0.2 million for the similar period of 1998 due to an increase in the use of the bank credit line and a decrease in interest income. The average cash balances invested during the second quarter of 1999 was significantly less than the average balances invested for the comparable period of 1998.

     As a result of the factors discussed above, the Company reported pre-tax income of $0.5 million for the second quarter of 1999, compared to a pre-tax loss of $0.3 million for the similar period in 1998.

Liquidity and Capital Resources

     In December 1996, the Company borrowed $5 million from an institutional lender for partial financing of the manufacturing facility in Tempe, Arizona. In April 1997, the Company signed an agreement with Teijin Limited of Japan
(Teijin), a major raw material supplier of the Company, which included arrangements for additional financing for the manufacturing facility and for related potential working capital growth. Teijin purchased 667,000 shares of the Company's common stock at a price of $7.50 per share, and guaranteed a loan through Sanwa Bank for an additional $10 million. Teijin also received warrants to purchase 158,000 shares of common stock at a price of $9.00 per share at any time within three years of the date of the agreement. The stock purchase transaction with Teijin of approximately $5 million was completed in April 1997. In addition, a loan agreement with Sanwa Bank was signed in May 1997, and the Company received the first $5 million of funding in May 1997, and the remaining $5 million in November 1997.

     From December 31, 1998 to July 4, 1999, cash and short-term investments decreased by $2.3 million, primarily due to $5.6 million in expenditures for property and equipment partially offset by $2.3 million provided by operating activities and $0.9 million provided by financing activities. Financing activities included a one-time $2.7 million payment to retire the Company's Convertible Subordinated Note that became due and payable May 31, 1999. The $5.6 million in capital expenditures made during the first six months of 1999 includes approximately $1.3 million for the conversion of an older, large-scale production machine located in Palo Alto, California to produce advanced anti-reflective film products and $2.1 million for a new manufacturing machine to be located in Tempe, Arizona. The $2.3 million in cash provided by operating activities resulted primarily from depreciation and amortization of $2.4 million and from a decrease of $2.2 million in accounts receivable partially offset by an increase of $1.0 million in accounts payable and accrued liabilities and the net loss of $1.0 million for the first six months of 1999.

     At July 4, 1999, the Company had $1.9 million of cash and short-term investments. The Company also has a bank line of credit for $6.0 million under which the Company had $4.1 million in borrowings and term loans of $5.0 million and $10.0 million, which are subject to certain financial covenants. In the fourth quarter of 1998 and the first quarter of 1999 the Company was in violation of some of the covenants pertaining to each of the term loans and as a result classified each as short-term debt during those two periods. In May 1999 the covenants pertaining to the $5.0 million term loan were reset through December 31, 1999 allowing the Company to achieve compliance at July 4, 1999. Although the Company expects to remain in compliance with these modified covenants through the end of 1999, there is no assurance the Company will be able to remain compliant in the year 2000 when the covenants stipulated in the original loan agreement take effect. Therefore, the Company has classified this debt as short-term at July 4, 1999. Additionally, the Company was not in compliance with some of the financial covenants pertaining to its $10.0 million term loan at July 4, 1999, and has therefore classified the loan as a current liability until such time when the Company is in full compliance. The Company has maintained favorable relations with all of its financing institutions and is working closely with its lenders to reset the covenants based on the Company's current 1999 projections. While there can be no assurance that the Company will be successful in these efforts the Company anticipates a favorable resetting of such covenants and the ability to pay these loans in accordance with their original terms.

     The Company anticipates that it will acquire approximately $10 million to $12 million of new capital equipment in the second half of 1999 which includes progress payments on two new production machines for its film products and a planned expansion in the European automotive film market. In July 1999 the Company secured $3.0 million of new equipment financing and is currently seeking an additional $7.0 million of equipment financing which it expects to be in place by the end of the third quarter of 1999, although there can be no assurance that the Company will be successful in obtaining this additional financing.

     While there can be no assurance that the Company will be able to obtain the additional financing that will be necessary for its planned 1999 operating cash requirements, the Company believes that existing cash, cash anticipated to be generated from operations, the bank line of credit and the additional term loan borrowings, as discussed above, will be sufficient to meet the Company's operating cash requirements through fiscal 1999.

     If the Company is not successful in obtaining the additional financing described above, it may need to raise additional funds through public or private equity or debt financing from other sources. The sale of additional equity or convertible debt may result in additional dilution to the Company's stockholders and such securities may have rights, preferences or privileges senior to those of the Common Stock. There can be no assurance that additional equity or debt financing will be available or that if available it can be obtained on terms favorable to the Company or its stockholders.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk:

     The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

     FINANCING RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's term loans which are tied to the London Interbank Offered Rate ("LIBOR"). Fluctuations in interest rates may adversely impact the interest expense expected for the Company. The effect of interest rate fluctuations on the Company in the first six months of 1999 was not material.

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

     FOREIGN CURRENCY RISK. International revenues amounted to 69% of the Company's total sales in the first six months of 1999 and, by policy, the Company limits foreign currency risk by requiring all sales to be denominated in U.S. dollars. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the first six months of 1999 was not material.

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

     Not applicable


Item 3 Defaults upon Senior Securities

     Not applicable


Item 4 Submission of Matters to a Vote of Stockholders

     The Company's Annual Meeting of Stockholders was held on May 24, 1999 at the Company's headquarters in Palo Alto, California. Of the 7,382,373 shares outstanding as of the record date, 6,626,502 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders.


(1)  To elect the following to serve as a Director of the Company:

                                          Votes in Favor        Votes Withheld
                                          --------------        --------------
         J. Larry Smart                      6,407,212             216,290
         Bruce J. Alexander                  6,428,295             198,207
         Thomas G. Hood                      6,436,124             187,378
         Hideo Nakamori                      6,443,022             180,480
         Joseph B. Reagan                    6,436,324             187,178
         Walter C. Sedgwick                  6,438,324             185,178

(2) To ratify the selection of PricewaterhouseCoopers LLP as the Company's principal independent auditors:

                                               Votes
                                               -----
                  Votes for:                 6,593,173
                  Votes against:                 2,757
                  Votes abstaining:             27,572


Item 5 Other Information

     Not applicable

Item 6 Exhibits and Reports on Form 8-K

     (a) Exhibits - None


     (b) Reports on Form 8-K - None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 16, 1999
                                       Southwall Technologies Inc.




                                        By:/s/Thomas G. Hood
                                           --------------------------
                                            Thomas G. Hood
                                            President and
                                            Chief Executive Officer






                                        By:/s/Bill R. Finley
                                           --------------------------
                                            Bill R. Finley
                                            Vice President and
                                            Chief Financial Officer