Form 10-Q
period 1999-10-03
SOUTHWALL TECHNOLOGIES INC /DE/
filed 1999-11-17
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


         For the quarterly period ended October 3, 1999
                                        ---------------

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______ to ________


                         Commission File Number: 0-15930


                           SOUTHWALL TECHNOLOGIES INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                     94-2551470
    ------------------------------                    ----------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)


1029 Corporation Way, Palo Alto, California                  94303
 ------------------------------------------                ----------
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

As of October 3, 1999 there were 7,476,044 shares of the Registrant's Common Stock outstanding.

                           SOUTHWALL TECHNOLOGIES INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------

                          PART I FINANCIAL INFORMATION

Item 1       Financial Statements:

                  Consolidated Balance Sheets - October 3, 1999
                  and December 31, 1998.......................................3

                  Consolidated Statements of Operations -
                  Three months and nine months
                  ended October 3, 1999 and September 27, 1998................4

                  Consolidated Statements of Cash Flows -
                  Nine months ended October 3, 1999
                  and September 27, 1998......................................5

                  Notes to Consolidated Financial Statements..................6

Item 2            Management's Discussion and Analysis
                  of Financial Condition and Results of Operations............7

Item 3            Quantitative and Qualitative Disclosures about
                  Market Risk................................................12

                            PART II OTHER INFORMATION

Item 1            Legal Proceedings and Other Matters........................13

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

Item 4            Submission of Matters to a Vote of Stockholders............13

Item 5            Other Information..........................................13

Item 6            Exhibits and Reports on Form 8-K...........................13

                  Signatures.................................................14

                          PART I FINANCIAL INFORMATION

Item 1 - Financial Statements:

                           SOUTHWALL TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

ASSETS                                         October 3, 1999 December 31, 1998
                                               --------------- -----------------

Current assets:
     Cash and cash equivalents                    $    297         $  4,136
     Short-term investments                           --                  7
     Accounts receivable, net of allowance
      for doubtful accounts of $853 and $845        11,722           12,355
     Inventories                                     6,461            6,057
     Other current assets                            1,465              813
                                                  --------         --------
         Total current assets                       19,945           23,368

Property and equipment, net                         43,214           29,068
Other assets                                         4,226            1,583
                                                  --------         --------

     Total assets                                 $ 67,385         $ 54,019
                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank credit line                             $  5,118         $   --
     Accounts payable                                8,687            6,307
     Accrued compensation                            2,599            2,265
     Other accrued liabilities                       1,958            3,655
     Current portion of long-term debt               2,661           15,397
                                                  --------         --------
         Total current liabilities                  21,023           27,624

Long-term debt                                      20,204              141
Deferred income taxes                                  437              437
                                                  --------         --------
         Total liabilities                          41,664           28,202
                                                  --------         --------

Commitments

Stockholders' equity:
     Common stock, $.001 par value,
      20,000 shares authorized:
      Issued and outstanding: 7,889 and 7,889            8                8
     Capital in excess of par value                 51,866           52,181
     Notes receivable                                 (930)          (1,020)
     Accumulated deficit                           (23,125)         (22,500)
     Less cost of treasury stock, 413
      and 565 shares                                (2,098)          (2,852)
                                                  --------         --------
         Total stockholders' equity                 25,721           25,817
                                                  --------         --------

     Total liabilities and
          stockholders' equity                    $ 67,385         $ 54,019
                                                  ========         ========

          See accompanying notes to consolidated financial statements.

                              SOUTHWALL TECHNOLOGIES INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share data)
                                      (Unaudited)
                                           Three Months Ended      Nine Months Ended
                                          --------------------    --------------------
                                           Oct. 3,    Sep. 27,     Oct. 3,    Sep. 27,
                                           -------    --------     -------    --------
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
Net revenues                              $ 15,195    $ 14,011    $ 39,580    $ 38,484
                                          --------    --------    --------    --------

Costs and expenses:
   Cost of sales                            10,897      10,056      29,218      31,293
   Research and development                  1,388         928       3,914       2,901
   Selling, general and
    administrative                           2,031       2,260       5,967       6,932
                                          --------    --------    --------    --------

    Total costs and expenses                14,316      13,244      39,099      41,126
                                          --------    --------    --------    --------

Income (loss) from operations                  879         767         481      (2,642)

Interest expense, net                         (505)       (202)     (1,067)       (492)
                                          --------    --------    --------    --------

Income (loss) before income taxes              374         565        (586)     (3,134)

Provision for income taxes                      14          13          39          37
                                          --------    --------    --------    --------

Net income (loss)                         $    360    $    552    $   (625)   $ (3,171)
                                          ========    ========    ========    ========

Net income (loss) per share
                     - Basic              $    .05    $    .07    $   (.08)   $   (.41)
                                          ========    ========    ========    ========
                     - Diluted            $    .05    $    .07    $   (.08)   $   (.41)
                                          ========    ========    ========    ========

Weighted average shares of
common stock and common
stock equivalents
                     - Basic                 7,464       7,761       7,387       7,664
                     - Diluted               7,630       7,964       7,387       7,664


              See accompanying notes to consolidated financial statements.

                              SOUTHWALL TECHNOLOGIES INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)
                                                                   Nine Months Ended
                                                                   -----------------
                                                              Oct. 3, 1999    Sep. 27, 1998
                                                              ------------    -------------
Cash flows from operating activities:
     Net loss                                                   $   (625)       $ (3,171)
     Adjustments to reconcile net loss
        to net cash provided by (used in)
        operating activities:
     Depreciation and amortization                                 3,680           3,142
     Decrease (increase) in accounts receivable                      633            (310)
     Decrease (increase) in inventories                             (404)          2,072
     Decrease (increase) in other current assets                    (652)             93
     (Decrease) increase in accounts payable
         and accrued liabilities                                   1,109             (14)
                                                                --------        --------

Cash provided by operating activities                              3,741           1,812
                                                                --------        --------

Cash flows from investing activities:
     Decrease in short-term investments                                7            --
     Expenditures for property and equipment
         and other assets                                        (20,469)         (3,484)
                                                                --------        --------

Net cash used in investing activities                            (20,462)         (3,484)
                                                                --------        --------

Cash flows from financing activities:
   Increase (decrease) in long-term debt                           7,327            (759)
   Bank line of credit borrowings                                  5,118            --
   Issuance (purchase) of treasury stock, net                        340            (316)
   Sale of common stock, net                                        --               352
   Repayment (issuance) of stock option loans, net                    90            (372)
                                                                --------        --------

Net cash provided (used) by financing activities                  12,875          (1,095)
                                                                --------        --------

Net decrease in cash and cash equivalents                         (3,846)         (2,767)

Cash and cash equivalents, beginning of year                       4,143          10,524
                                                                --------        --------

Cash and cash equivalents, end of period                        $    297        $  7,757
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

Note 2 - Inventories:

         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consisted of the following:

                                              October 3, 1999  December 31, 1998
                                              ---------------  -----------------

                       Raw materials               $3,638             $2,314
                       Work-in-process                832              2,155
                       Finished goods               1,991              1,588
                                                   ------             ------
                           Total                   $6,461             $6,057
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

Note 4 - Line of Credit Agreement:

         The Company has secured a $7.0 million revolving line of credit with a bank which expires in June 2000. This line of credit may be extended for additional one-year terms with the bank's approval. The amount of borrowings is based upon a percentage of accounts receivable, which at October 3, 1999, did not limit available borrowing under the line. The line is secured by certain assets of the Company and bears interest at an annual rate of 11.00%. As of October 3, 1999, $5.1 million was borrowed under this line of credit.

Note 5 - Net income (loss) per share:

         Basic net income (loss) per share is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share uses the average market prices during the period. During each of the periods presented there were no differences between the numerators used for calculation of basic and diluted net income (loss) per share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents in the periods where there is net income is attributable to the effect of dilutive stock options. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would be anti-dilutive. Stock options aggregating 1,523 thousand and 1,537 thousand shares at October 3, 1999 and September 27, 1998, respectively, were not included in the computations of net loss for those nine month periods because the effect on the calculations would be anti-dilutive.

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

         Although the Company has not experienced a significant amount of inventory obsolescence and believes that the cost of its inventory is recoverable, obsolescence of the Company's products could be affected by technological change, competition, loss of customers and reduction in demand, among other factors.

         The Company believes that it must continue to increase revenues and improve manufacturing processes and yields to achieve sustained profitability. Although the Company expanded its capacity by opening a new manufacturing facility in 1997 in Tempe, Arizona and entered into a purchase agreement in 1998 for a new production machine currently being installed in Tempe and expected to be operational by the first quarter of 2000, and is continually seeking to expand existing applications, to develop new applications and to expand international marketing and sales efforts, there can be no assurance that the Company will be successful in these efforts and continue to increase revenues.

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

         In October 1996 the Company began reviewing Year 2000 issues and prepared a plan (the "Plan") to address those issues. The Plan consists of several phases. The first phase is the inventory and prioritization of potential Year 2000 items, and the assessment of Year 2000 compliance. The second phase is the remediation of any noted problems. The third phase is the testing of material items, and the fourth phase is the preparation of contingency plans. All phases of the Plan have been addressed with existing staff and the Company believes the costs to address Year 2000 issues will not be significant.

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

         The Company's suppliers (particularly sole-source and long lead-time suppliers) and key customers may be adversely affected by their respective failures to address the Year 2000 issue. If the Company's suppliers are unable to provide goods or services, the Company's operations could be materially adversely affected. Key customers that encounter Year 2000 difficulties could fail to order or take delivery of the Company's products, or could fail to make or delay payments to the Company. Such failure or delay could have a material adverse effect on the Company's business and results of operations. While some of these risks are outside the control of the Company, the Plan includes a requirement to communicate with suppliers and customers to ascertain the state of their Year 2000 compliance program. The Company has received notification from most of its major suppliers regarding their Year 2000 compliance and readiness. Communications are underway with the Company's customers to avoid an interruption in orders caused by a customer's failure to plan for potential Year 2000 complications.

         The Company's products are not affected by calendar dating. Therefore, there is no known or anticipated Year 2000 impact on its product offerings.

         The Company believes its Year 2000 Plan will significantly reduce the probability of significant interruptions of normal operations resulting from Year 2000 issues. All reasonable effort has been taken to identify, assess and correct all Year 2000 issues. The Company is attempting in the continued review and revision of its contingency plans to mitigate any problems that may be experienced by its key suppliers to protect the Company from any potential problems that may occur from the inadequacy of a supplier's Year 2000 program. It is still possible however, that Year 2000 issues could have an adverse impact on the Company's results of operations, and interruption in normal business operations, or an adverse impact on the Company's relationships with customers, suppliers, or others.

Nine Months Ended October 3, 1999 and September 27, 1998

         Net revenues increased $1.1 million to $39.6 million for the first nine months of 1999, compared to $38.5 million for the similar period in 1998. The increase was attributable primarily to an increase of $6.4 million in sales of film used principally by OEM automotive glass manufacturers, compared to the same period last year, partially offset by a $5.3 million decrease in sales of anti-reflective film for use on CRT terminals. The decrease of anti-reflective film sales was primarily due to minimal production in the Tempe plant during the first quarter of 1999 which was the result of the re-certification of production processes for anti-reflective film provided to a major customer. Additionally, the supply agreement with this customer was modified during the second quarter of 1999 which resulted in reduced quantities of anti-reflective film the Company was committed to supply and the customer was committed to purchase in the second and third quarters of 1999.

         Cost of sales for the first nine months of 1999 was 74% of net revenues, compared to 81% for the similar period of 1998. The decrease in cost of sales as a percentage of net revenues for 1999 from 1998 was due primarily to a shift in product mix. Sales of the higher margin automotive film increased significantly while sales of the lower margin anti-reflective film decreased significantly. Additionally, margins on the automotive film have increased in 1999 over 1998 due to improvements in production yields and throughput in 1999.

         Research and development expenses, as a percent of net revenues, were 10% for the first nine months of 1999, compared to 8% for the similar period in 1998. The absolute dollars increased $1.0 million to $3.9 million in 1999 from $2.9 million in 1998. The increase in research and development expenses in 1999 was attributable to an increase in personnel involved in the development of new deposition technologies resulting in the introduction of new anti-reflective products and the installation of a new production machine in Tempe, Arizona.

         Selling, general and administrative expense, as a percent of net revenues, decreased to 15% in the first nine months of 1999, from 18% for the similar period in 1998. The absolute dollars decreased $0.9 million to $6.0 million in 1999 from $6.9 million in 1998. The decrease in absolute dollars was due primarily to a reduction in staffing and the absence of severance payments associated with the realignment of organizations that occurred in the first nine months of 1998.

         Net interest expense increased for the first nine months of 1999 to $1.1 million from $0.5 million in the similar period of 1998 due to an increase in the use of the Company's line of credit with a bank and an increase in long term debt borrowing.

         As a result of the factors discussed above, the Company reported a net loss of $0.6 million for the first nine months of 1999, compared to a net loss of $3.2 million in the similar period of 1998.


Three Months Ended October 3, 1999 and September 27, 1998

         Net revenues increased $1.2 million to $15.2 million for the third quarter of 1999, compared to $14.0 million for the similar period of 1998. The increase was primarily attributable to an increase of $1.7 million in sales of silver film and $1.0 million in sales of automotive film partially offset by a decrease in sales of anti-reflective film of $0.9 million and a decrease of $0.6 million in sales of various other products. The decrease in anti-reflective film sales in the third quarter of 1999 was primarily due to the modification of a supply agreement with a major customer which reduced the quantities of film the Company was committed to supply and the customer was committed to purchase during the quarter.

         Cost of sales for the third quarter of 1999 was 72% of net revenues, compared to 72% for the similar period of 1998. Cost of sales as a percentage of net sales remained flat during the quarter due to an increase in sales of higher margin silver and automotive products which were offset by higher cost of sales for the introduction of new anti-reflective products and the phasing out of an anti-reflective product sold to a single customer.

         Research and development expenses, as a percent of net sales, were 9% of net revenues for the third quarter of 1999, compared to 7% for the similar period in 1998. The absolute dollars increased to $1.4 million in the third quarter of 1999 from $0.9 million in the comparable period of 1998. The increase in 1999 is attributable to additional personnel required to support the development of new products, primarily the development of products for the anti-reflective film market, and the installation of a new production machine in Tempe, Arizona.

         Selling, general and administrative expense, as a percent of net sales, was 13% of net revenues in the third quarter of 1999, compared to 16% for the similar period in 1998. The absolute dollars decreased to $2.0 million in 1999 from $2.3 million in 1998. The decrease in absolute dollars was primarily due to a decrease in personnel in 1999 and reorganization severance payments that were paid in 1998 as a result of combining the Company's two divisions in 1998.

         Net interest expense increased to $0.5 million for the third quarter of 1999 compared to $0.2 million for the similar period of 1998 due to an increase in the use of the Company's credit line with a bank and an increase in long term debt borrowing.

         As a result of the factors discussed above, the Company reported net income of $0.4 million for the third quarter of 1999, compared to net income of $0.6 million for the similar period in 1998.

         Liquidity and Capital Resources

         From December 31, 1998 to October 3, 1999, cash and short-term investments decreased by $3.8 million. The decrease in cash was due to $20.5 million in expenditures for property and equipment partially offset by $12.9 million of cash provided by financing activities and $3.8 million of cash provided by operating activities. Major components of the $20.5 million in capital expenditures made during the first nine months of 1999 includes $8.5 million for the Company's new manufacturing facility located in Dresden, Germany, which the Company anticipates will begin to produce automotive film products in mid-2000, $5.5 million for two new production machines for the Company's Tempe, Arizona facility and $1.3 million for the conversion of an older, large-scale production machine located in Palo Alto, California to produce advanced anti-reflective film products. Major components of the $12.9 million of cash provided by financing activities include long-term and short-term borrowings totaling $10.9 million and $5.1 million respectively, partially offset by a one-time $2.7 million payment to retire the Company's Convertible Subordinated Note that became due and payable May 31, 1999.

         The $3.8 million in cash provided by operating activities resulted primarily from depreciation and amortization of $3.7 million and from an increase in accounts payable and accrued liabilities of $1.1 million partially offset by a decrease of $0.4 million in accounts receivable, inventory and other current assets and the Company's net loss of $0.6 million for the first nine months of 1999.

         At October 3, 1999, the Company had $0.3 million of cash and short-term investments. The Company also has a bank line of credit for $7.0 million under which the Company had $5.1 million in outstanding borrowings. Additionally, the Company has term loans of $5.0 million and $10.0 million, which are subject to certain financial covenants, and a new lease financing agreement for $3.0 million, which is also subject to certain financial covenants. During the first nine months of 1999 the Company was in violation of some of the covenants pertaining to each of the term loans and classified each as short-term debt during the first and second quarters of 1999. In May 1999, the covenants pertaining to the $5.0 million term loan were amended through December 31, 1999 and in August 1999, the covenants pertaining to the $10.0 million term loan were amended through December 31, 2000. At October 3, 1999 the Company was in violation of a single covenant pertaining to its $10 million loan and has received a waiver from its lender for this violation through October 3, 1999. The Company expects to be fully compliant at December 31, 1999, yet there can be no assurance of this.

         The Company anticipates that it will purchase approximately $2.0 million of new capital equipment in the fourth quarter of 1999 which includes progress payments on two new production machines and the Company's expansion in the European automotive film market. In July 1999 the Company secured $3.0 million of long term equipment financing, and in October 1999 the Company secured an additional $3.6 million of long-term equipment financing to be used to partially finance the two new production machines for Tempe, Arizona. Additionally, the Company borrowed $7.9 million from a bank during the third quarter of 1999 to provide progress payments on the Dresden, Germany project. The $7.9 million has been classified as long-term debt at October 3, 1999.

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

         FINANCING RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's term loans which are tied to the London Interbank Offered Rate ("LIBOR"). Fluctuations in interest rates may adversely impact the interest expense expected for the Company. The effect of interest rate fluctuations on the Company in the first nine months of 1999 was not material.

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

         FOREIGN CURRENCY RISK. International revenues amounted to 65% of the Company's total sales in the first nine months of 1999 and, by policy, the Company limits foreign currency risk by requiring all sales to be denominated in U.S. dollars. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the first nine months of 1999 was not material.

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

Item 2   Changes in Securities
         Not applicable


Item 3   Defaults Upon Senior Securities
         Not applicable


Item 4   Submission of Matters to a Vote of Stockholders
         No matters were submitted to a vote of security holders during the quarter ended October 3, 1999.


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


Dated: November 12, 1999



                                               By:/s/Thomas G. Hood
                                                  -----------------
                                                   Thomas G. Hood
                                                   President and
                                                   Chief Executive Officer






                                               By:/s/Bill R. Finley
                                                  -----------------
                                                   Bill R. Finley
                                                   Vice President and
                                                   Chief Financial Officer