Form 10-K405
period 1999-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2000-04-06
CIK 813619

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended   December 31, 1999
                               -------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes |X|        No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on March 6, 2000 (based upon the closing sales price of the Common Stock on the Nasdaq National Market System on such date) was $88,212,860. For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of March 6, 2000, and Common Stock held by officers and directors of the registrant has been excluded in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

      The number of shares of the registrant's Common Stock outstanding on March 6, 2000 was 7,588,203.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement to be filed with the Commission in connection with the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated into this Form 10-K by reference, the Proxy Statement shall not be deemed filed as part of this Form 10-K.

                           SOUTHWALL TECHNOLOGIES INC.

                          2000 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                                                  Page

PART I

ITEM 1   BUSINESS....................................................................................1

ITEM 2.  PROPERTIES..................................................................................5

ITEM 3.  LEGAL PROCEEDINGS...........................................................................5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................5
         EXECUTIVE OFFICERS OF THE REGISTRANT

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS........................7

ITEM 6.  SELECTED FINANCIAL DATA.....................................................................7

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................11

ITEM 8.  FINANCIAL STATEMENTS.......................................................................12

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.......................................................................28

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.............................................29

ITEM 11. EXECUTIVE COMPENSATION.....................................................................29

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................29

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................29

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................30

                                     PART I

ITEM 1 BUSINESS

General

     Southwall Technologies Inc. ("Southwall" or the "Company") designs, develops, manufactures and markets sputtered thin-film coatings on wide-web, flexible substrates for energy conservation and electronics applications. The Company has developed and currently offers a variety of thin-film products for the automotive glazing and electronic display markets and residential and commercial architectural glazing. These products include transparent insulation and solar-control films, anti-reflective films for computer monitor CRTs and television monitors, transparent conductive films for use in touch screen displays, and various other types of commercial films.

Markets and Products

     Southwall is currently supplying products for use in two broad markets: energy conservation and electronic displays. The Company's current commercial products include: (1) transparent coatings for use in conjunction with architectural and transportation glazing laminates and applied film to provide solar control to windows, (2) anti-reflective films, both OEM and after market,
(3) its family of transparent Heat Mirror(TM) films for high performance architectural glazing applications, and (4) other commercial thin-film products.

Energy Conservation Products

     Heat Mirror(TM) - Transparent Window Insulation

     The Company offers a family of Heat Mirror(TM) films with various shading and insulating properties. Windows are primary areas of heat loss in winter and a major source of heat gain in summer. Windows containing Heat Mirror(TM), while generally more expensive, have approximately double the insulating capacity of conventional double-pane windows, and transmit high levels of visible light with desired degrees of shading. Heat Mirror(TM) films, which are sold in rolls to window manufacturers, are suspended in the airspace between sealed double-pane residential and commercial windows. The Company has developed and patented this film-mounting technology, which it licenses to window fabricators. The Company currently offers a variety of different Heat Mirror(TM) films for residential and commercial architectural applications, including Heat Mirror(TM) with XUV fading protection.

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

     Solar-Control Films for Laminated Glazing Applications

     The Company's Heat Mirror XIR(R) coating solar-control film is a transparent, sputter-coated, polyester film used in laminated safety glass for architectural and transportation applications. The film has a patented, transparent solar-control coating on one side and a proprietary adhesion-promotion layer on the other side. This film is currently sold primarily to European OEM glass companies.

     Applied Solar-Control Films

     Another glazing product utilizing the Heat Mirror XIR(R) coating is Solis/V-Kool solar-control films for the retro-fit market for both architectural and automotive glass. The product is applied to existing windows and has a protective hard coat over the patented, transparent solar-control coating on one side and an adhesion layer on the other side.

     Silver Reflector Films

     Southwall markets these silver mirrored films to fluorescent reflector manufacturers for its reflective features in large screen televisions, and to other manufacturers for various applications including energy efficient lighting, primarily for the retrofit market in North America.

Electronic Products

     Anti-Reflective Film

     Southwall's anti-reflective films for computer monitor CRTs minimize reflection of ambient light, electromagnetic interference (EMI) radiation and static. This film is currently sold primarily to Mitsubishi Electric Corporation (MELCO) and Samsung Display Devices (Samsung) for use in their manufacturing of CRTs.

     Transparent Conductors

     Southwall currently markets several transparent conductive thin-films under the brand name ALTAIR-M(TM). Transparent conductive thin films combine high visible light transmission with electrical conductivity and environmental stability. They are typically used where the circuit or conductive material must not obscure visual information behind the coating. ALTAIR-M(TM) films are sold in roll and sheet form for incorporation into such electronic devices as touch panels, liquid crystal displays and electroluminescent lighting and displays. ALTAIR(TM) films are also used in EMI shielding, infrared rejection and electrostatic discharge packaging applications.

Manufacturing

     Five large-scale sputtering production machines, of which three are located in Palo Alto, California and two in Tempe, Arizona (one of which began production of anti-reflective film in the fourth quarter of 1997 and one of which began production of energy conservation products in the first quarter of 2000), currently provide most of the Company's sputtered thin-film coatings manufacturing capacity. One additional machine is slated for delivery to the Tempe facility during the second quarter of 2000 and is scheduled to commence production in early 2001. The Company also uses two small-scale sputtering machines in Palo Alto for smaller production runs, and research and development projects. Also located in the Tempe facility is a wet coating and laminating machine, which is used to apply various topcoats and adhesives to film products and for lamination of liner films.

     Since June 1997 the Company has occupied a new 55,000 square foot leased facility in Tempe, Arizona. The cost of equipment and leasehold improvements for the facility totaled approximately $12 million. Financing of the project and related working capital requirements was provided by a combination of debt and equity. The Company borrowed $5 million from a lending institution during December 1996 and an additional $10 million through Sanwa Bank in April 1997, guaranteed by Teijan Limited of Japan, a raw material supplier to the Company. In addition, Teijan Limited purchased 667,000 shares of the Company's common stock at $7.50 per share, an aggregate of approximately $5 million.

      The latest production machine (PM#6) began to commercially produce limited amounts of film in Tempe in the first quarter of 2000. One additional machine, (PM#7), is slated for delivery in the second quarter of 2000 and is scheduled to commence production in early 2001. Additionally, the Company is building a third manufacturing facility in Dresden, Germany, that is scheduled to commence production in the second half of 2000.

Sources of Supply

     The Company has more than one supplier for much of its raw materials and maintains inventories and close working relationships with its suppliers to ensure timely and reliable delivery. The substrates used in the manufacture of Heat Mirror(TM) and anti-reflective film are currently available only from a single source, Teijin Limited of Japan, holder of approximately 9% of the Company's Common Stock. In each case, an alternative source of supply is being pursued; however, there can be no assurance that alternative sources of supply will be successfully developed. Although the Company has not experienced major interruptions in production due to a shortage of raw materials, prolonged supply shortages would materially and adversely affect the Company's manufacturing operations, business and financial performance.

Research and Development

     Southwall's research and development activities are focused upon the development of new proprietary products, thin-film materials science, and deposition process optimization and automation. Company funded research and development expenditures totaled $3.1 million, $3.9 million and $5.2 million, 6%, 8% and 10% of total net revenues during 1997, 1998 and 1999, respectively.

Marketing and Customers

     The Company markets its products to OEMs in the United States, Canada, Europe, the Middle East and Asia principally through its own direct sales force and sales representatives. Mitsui and Marubeni Corporation are the Company's distributors for Heat Mirror(TM) and certain electronic products in Japan. Mitsui also has exclusive manufacturing rights for certain of the Company's electronic products in Japan using the Company's proprietary sputtering technology. Samsung is the Company's sales representative in Korea and China. Approximately 35%, 32% and 23% of the Company's net revenues resulted from sales to customers located in the United States in 1997, 1998 and 1999, respectively.

     Since 1992, the Company has maintained a European office to provide marketing, sales and field service support in Europe, primarily for the Company's Heat Mirror(TM) product line and, since 1995, for Heat Mirror XIR(R) film sold to automotive glass manufacturers.

     In 1995, Southwall started selling its proprietary anti-reflective film under a Supply Agreement to Sony Corporation of Japan ("Sony") for computer monitor CRTs. During the first quarter of 1996, the Company and Sony signed an amendment to the Supply Agreement. Under the terms of the amended agreement, among other things, Sony agreed to increase its minimum order of anti-reflective film beginning July 1, 1997 and extending through December 31, 2000, and Southwall agreed to install any necessary additional manufacturing capacity by July 1, 1997. The Company's new manufacturing facility in Tempe, from which product was first shipped during the fourth quarter of 1997, was designed to meet the requirements of the Sony agreement. During the second quarter of 1999, the supply agreement between the Company and Sony was amended again. As a result, the Company received purchase orders from Sony for a significantly reduced amount of product. As of September 30, 1999, Southwall terminated all production of film for Sony as mutually agreed in an amendment to the supply agreement and there have been no further shipments to Sony.

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

     In North America, the Company also promotes its Heat Mirror(TM) product line through approximately 30 regionally based architectural sales representatives.

     The Company sells its aftermarket anti-reflective filters through Kensington Microwave Limited, a California based distributor with independent direct sales organizations.

     Southwall's products are sold with a limited warranty. During 1998 and the first nine months of 1999 the Company did not experience significant product returns and the costs of its warranty programs were not substantial. However, in the fourth quarter of 1998 the Company discovered quality issues with certain anti-reflective ("AR") film manufactured in Tempe under an agreement with Sony and did not meet Sony's specifications. As a result, certain AR film in Tempe and at Sony's plant in Japan was affected by this problem. The Company reserved $4.0 million in the fourth quarter of 1998 to cover the inventory in Tempe and returns from Sony.

     A small number of customers have accounted for a substantial portion of the Company's revenues. The Company's seven largest customers accounted for 67% and 62% of net product sales in 1998 and 1999, respectively. One customer, Sony Corporation of Japan, accounted for 33% and 7% of net product sales in 1998 and 1999, respectively. In 1999, three customers accounted for approximately 39% of sales. Sekurit St. Gobain was approximately 18%, Pilkington was approximately 11% and MELCO was approximately 10%. The loss of any of these customers could have a materially adverse effect on the Company's operating results. The Company anticipates that customer concentration will continue for the foreseeable future.

     As of December 31, 1999, the Company's backlog was approximately $27 million. None of those orders are firm orders and are subject to cancellation. For those reasons, these orders should not be considered future revenues.

Competition

     The thin-film coatings industry and the markets in which Southwall's customers compete experience rapid technological change. New equipment or process technologies that improve or change the methods of depositing films on substrates could adversely affect Southwall's revenues and operating results materially. Technological change in the customers' markets may also result in obsolescence of the Company's products. Southwall's future success will depend, in large part, on its ability to anticipate technological change and to introduce new products.

     Southwall has a number of present and potential competitors, many of which have greater financial resources and greater selling, marketing and technical resources than the Company. Other U.S. companies serving some of the same markets as the Company include Material Sciences Corporation and CP Films. One of the largest U.K. polymer film companies, Courtaulds PLC, entered the market in the mid-1980's by acquiring certain U.S. thin-film manufacturers. The Company also competes in certain markets with a number of Japanese companies. Southwall believes that competition for its commercial products comes primarily from other types of films, various chemical coatings and solar control coatings deposited directly on glass, and heat absorbing glass, and that the principal competition to its electronic display products is currently from non-thin-film alternatives as well as thin-film alternatives.

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

     The Company has 26 patents and 8 patent applications pending in the United States that cover materials, processes, products and production equipment. The Company also has patents and patent applications pending in various foreign countries covering the same technology. Expiration dates for the various patents range from May 2001 to August 2018. Southwall considers its proprietary technology, as well as its patent protection, to be a significant factor in its business. There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide adequate protection for the technology or product covered by it. In addition, other companies and universities have obtained patents covering film configurations and processes. The Company has obtained licenses under some of these patents and may from time to time require licenses under additional patents. There can be no assurance that the Company will be able to obtain such licenses, if required, upon commercially reasonable terms or at all.

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

Employees

     As of December 31, 1999, Southwall had 273 regular full-time employees, of whom 47 were engaged in engineering, 183 in manufacturing, and 43 in selling, general management, finance and administration. The Company is highly dependent upon the existence and continuing services of certain key scientists, engineers and management personnel. The loss of services of these employees could have a materially adverse impact on the business and prospects of the Company. Many of the Company's employees are highly skilled, and the Company faces strong competition in recruiting and retaining such personnel.

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

     There can be no assurance that the interpretation and enforcement of current or future environmental laws and regulations will not materially adversely affect the operations, business or assets of the Company.

ITEM 2. PROPERTIES

Southwall's administrative, marketing, engineering and manufacturing facilities are located in five buildings totaling approximately 119,000 square feet in Palo Alto, California and one building of approximately 55,000 square feet in Tempe, Arizona. The buildings in Palo Alto are occupied under leases that expire from 2002 to 2005, with options to extend some of these leases for terms expiring through 2009. The lease for the building in Tempe expires in June 2007, with options through 2017. The Company believes that these facilities are suitable for its manufacturing requirements at least through 2001. However, should demand for the Company's products increase significantly, additional facilities could be necessary. The Company believes that such additional facilities could be available on commercially reasonable terms in locations other than near its Palo Alto headquarters. The Company began construction on a 60,000 square foot building in Dresden, Germany in August, 1999. This building will contain up to three production machines. The Company expects that the first production machine will commence commercial production in June of 2000. The second production machine is scheduled to commence production in the first quarter of 2001. A third machine is anticipated but not yet scheduled.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been named a defendant in a lawsuit filed on April 5, 1996 by Four Seasons in the United States District Court for the Eastern District of New York. The lawsuit alleges certain unfair competition, tort and contractual violations by the Company and seeks relief in an aggregate amount in excess of $32 million. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

     The Company has also been named a defendant in a lawsuit filed on March 9, 1998 by Richard McKernan in the Superior Court in the State of California, County of Santa Clara. The lawsuit alleges certain strict product liability, fraudulent concealment, negligence and unfair business practice violations by the Company. A third amended complaint was filed on December 7, 1999, limiting the negligence claim to California class members. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is a list of the executive officers of the Company with their respective ages and current positions. Family relationships do not exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Thomas G. Hood             44       President, Chief Executive Officer and Director

Bill R. Finley             59       Vice President, Chief Financial Officer and Secretary

Eric Buonassisi            53       Senior Vice President, Marketing and Sales

Sicco W.T. Westra          49       Senior Vice President, Engineering and Product Development

Catherine B. Poliak        42       Vice President, Human Resources

Vahid Ghassemian           43       Senior Vice President, Operations

     Thomas G. Hood has served as the Company's President and Chief Executive Officer since July 1998 and as a member of the Board of Directors of the Company since March 1998. From March 1998 until July 1998, he served as Interim President and Chief Executive Officer. From July 1996 to March 1998, he served as Senior Vice President, General Manager, Energy Products Division. From January 1995 to July 1996, he was Vice President General Manager, International Operations, and from October 1991 to January 1995, he was Vice President, Marketing and Sales.

     Bill R. Finley has been Vice President, Chief Financial Officer and Secretary since June 1998. Prior to that, from January, 1997 until June, 1998, he served as Vice President, Chief Financial Officer and Secretary of Micronics Computers, Inc. From November, 1994 until January, 1997, he served as Vice President, Chief Financial Officer and Secretary of Vanguard Automation, Inc.

     Eric Buonassisi has been Senior Vice President, Marketing and Sales, since January, 2000. From March, 1997 until January, 2000, he was a partner at the Magellan Consulting Group. From July, 1996 to March 1997, he served as President of the Protens Consulting Group. From January, 1994 to July, 1996, he was Chief Operating Officer for Visucom Systems, Inc.

     Sicco W. T. Westra has been a Senior Vice President, Engineering and Product Development since August 1998. Prior to that, from February, 1998 until August, 1998, he served as a Director of Global Production Management for Applied Materials, Inc. From March, 1994 to August, 1998, he served as a Manager of Business Development for BOC Coating Technology, Inc.

     Catherine B. Poliak has been Vice President, Human Resources since January, 1994.

     Vahid Ghassemian has been Senior Vice President, Operations, since May, 1999. From January, 1999 until May, 1999, he served as the President of NexGen Storage. From January, 1998 until December, 1998, he served as the Senior Vice President of Operations for Kobe Precision, Inc. From 1991 until January, 1998 he served as the Executive Vice President and Chief Operating Officer of Akashic Memories.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the Nasdaq National Market System under the symbol "SWTX" since the completion of the Company's initial public offering in June 1987. Prices in the following table represent the high and low closing sales prices for the Company's Common Stock as reported by Nasdaq as of quarter ends in 1998 and 1999.

              1998 by Quarter                  High                      Low
              ---------------                  ----                      ---
                    1st                        $8.63                    $6.63
                    2nd                        $7.25                    $5.00
                    3rd                        $5.50                    $4.37
                    4th                        $6.00                    $4.00

              1999 by Quarter                  High                      Low
              ---------------                  ----                      ---
                    1st                        $3.77                    $3.52
                    2nd                        $3.45                    $3.20
                    3rd                        $4.68                    $4.39
                    4th                        $4.40                    $4.08

     The Company has not paid cash dividends and has no present plans to do so. There were approximately 280 stockholders of record at December 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA

                                                                        Year Ended December 31,
                                                     ----------------------------------------------------------------
                                                     1995          1996           1997           1998            1999
                                                     ----          ----           ----           ----            ----
                                                                   (In thousands, except per share data)
Statement of Operations Data:
Revenues                                            $ 33,501     $ 41,720      $ 50,089        $ 50,033        $ 55,331
Income (loss) from operations (1)(2)                     726        2,568         2,446          (7,130)          1,848
Net income (loss)                                        633        2,427         2,281          (7,869)            510
Net income (loss) per share:
     Basic                                              0.11         0.39          0.32           (1.03)           0.07
     Diluted                                            0.10         0.35          0.29           (1.03)           0.07

Weighted average share of common stock and
common stock equivalents:
     Basic                                             5,880        6,200         7,107            7,608          7,421
     Diluted                                           6,218        7,034         7,799            7,608          7,528

---------------

(1) Year 1997 includes $1.6 million of start up costs related to the new manufacturing facility in Tempe, Arizona.

(2) Year 1998 includes $4.0 million of charges during the fourth quarter related to quality issues of the anti-reflective film product for Sony Corporation.

                                                                           December 31,
                                         ----------------------------------------------------------------------------------
                                         1995               1996                1997              1998                 1999
                                         ----               ----                ----              ----                 ----
Balance Sheet Data:
Working capital                       $ 9,724           $ 15,846            $ 23,999         $ (4,256)              $ 3,047
Total assets                           34,105             42,509              61,469            54,019               70,123
Long-term obligations                   2,890              6,591              15,539               141               21,789
Stockholders' equity                   23,914             27,597              35,740            25,817               26,955

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

General

     The Company has experienced significant fluctuations in quarterly results of operations. Revenues have varied from quarter to quarter due, in part, to the seasonal buying patterns for the Company's Heat Mirror(TM) products, which typically have been strongest in the second and third quarters, and the timing of short-term sales contracts. Sales of the Company's energy conservation products are significantly influenced by the residential and commercial construction industries, and reduction in construction has generally resulted in a reduction in the sales of the Company's Heat Mirror(TM) products.

     In 1997, operating results were affected by the start up of manufacturing operations in Tempe, Arizona. In 1998, operating results were affected by process and machine problems resulting in quality issues associated with the anti-reflective ("AR") film product produced for Sony Corporation ("Sony"). In the fourth quarter of 1998 the Company discovered quality issues with certain AR film that had been shipped to Sony and other AR film that was still in inventory in Tempe that did not meet Sony's specifications. Provisions of $4.0 million were recorded in the Company's 1998 fourth quarter results for estimated product returns from Sony and the related write-off of inventory. To a lesser extent, manufacturing inefficiencies at the Palo Alto facility during 1998 resulted in lower product yields and higher manufacturing costs. During 1999, the Company continued to experience ongoing production problems with the Sony anti-reflective film and sales to Sony through the first three quarters declined significantly. The manufacturing and sales of AR film to Sony were discontinued in September 1999. In July, 1999, Southwall announced an agreement with Mitsubishi Electric Corp. (MELCO) to supply a new anti-reflective film for its CRT monitors. In November the Company announced a similar supply agreement with Samsung Display Devices. The development and introduction of these new products and the changing mix of products manufactured have added to the production problems and inefficiencies experienced by the Company. Primarily as a result of these factors, and in view of the Company's strategy of developing additional applications for its thin-film technology, and its ongoing practice of upgrading its manufacturing processes, the Company may continue to experience quarterly fluctuations in its results of operations.

     The Company has not experienced a significant amount of inventory obsolescence and believes that its inventory is generally recoverable, and that technological change, competition, loss of customers, and reduction in demand or other factors could result in the obsolence of the Company's products.

     The Company believes that it must continue to increase revenues and improve manufacturing processes and yields to achieve sustained profitability. The Company has expanded its capacity by opening a new manufacturing facility in 1997 in Tempe and entered into a supply agreement in 1998 with Delta-V for a new production machine. This machine began to produce limited amounts of film commercially, in Tempe in the first quarter of 2000. One additional machine is slated for delivery in the second quarter of 2000 and is scheduled to commence production in early 2001. Additionally, the Company is building a third manufacturing facility in Dresden, Germany, which is scheduled to commence production in the second half of 2000. The Company is continually seeking to expand existing applications, to develop new applications and to expand international marketing and sales efforts but there can be no assurance that the Company will be able to continue to increase revenues.

     The following table sets forth for the periods indicated the percentage relationship to revenues of expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-K.

                                               Percentage of
                                               Total Revenues
                                               --------------


                                                 December 31
                                                 -----------
                                       1997         1998          1999
                                       ----         ----          ----

Net revenues                           100.0        100.0         100.0

Costs and expenses:
     Cost of sales                      67.2         88.4          71.9
     Start-up costs -- Tempe             3.2           --            --
     Research and development            6.2          7.7           9.5
     Selling, general and
         administrative                 18.4         18.1          15.3

Total costs and expenses                95.1        114.2          96.7

Income (loss) from operations            4.9        (14.2)          3.3

Interest expense, net                     --         (1.4)         (2.3)

Income (loss) before income tax          4.8        (15.6)          1.0

Provision for income taxes               0.3          0.1           0.1

Net income (loss)                        4.6        (15.7)          0.9

Recent Developments

Results of Operations

1999 Compared to 1998

     The Company's net revenues were $55.3 million in 1999 compared to $50.0 million in 1998. Net sales for automotive XIR(R) film increased $5.8 million from 1998. In addition, net sales of anti-reflective film to OEM customers other than Sony increased by approximately $5.1 million. Offsetting these net sales increases was a decrease of approximately $6.6 million of net sales to Sony as a result of the factors discussed above. No sales were made to Sony after September 30, 1999. All other products combined increased by approximately $1.0 million primarily due to yield and throughput improvement processes made to production machines during the year.

     Cost of sales for 1999 was 72% of net revenue compared to 88% for 1998, a decrease of 16%. This decrease was primarily due to improved yields of the Company's products, including automotive XIR(R) and anti-reflective films. Management expects continued efficiency improvements and lower cost of operations for its Tempe facility during 2000. In addition, $1.6 million was charged to cost of sales in the fourth quarter of 1998, related to the write-off of inventory produced for Sony.

     Research and development expenses, as a percentage of net revenues, were 9% for 1999, compared to 8% for 1998. Total research and development expenses increased $1.3 million to $5.2 million in 1999. The increase was primarily attributable to an increase in costs and expenses associated with stabilizing and improving the quality of anti-reflective film produced on a production machine in the Tempe facility; the costs associated with the retrofitting of a production machine in the Palo Alto facility; and costs to assist in the design and installation of two new production machines in Tempe and one in Dresden, Germany, including travel to and from these locations.

     Selling, general and administrative expenses, as a percentage of net revenues, decreased to 15% in 1999, from 18% in 1998 primarily due to a reduction in personnel. Total selling, general and administrative expenses decreased from $9.0 million in 1998 to $8.5 million in 1999.

     Interest expense increased in 1999 over 1998 due to approximately $7.5 million of additional debt obtained at average interest rates higher than those of prior years.

     As a result of the factors discussed above, the Company reported a pre-tax income of $0.6 million for 1999, compared to pre-tax loss of $7.8 million for 1998.

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

     Cost of sales for 1998 was 88% of net revenues compared to 67% for 1997, or an increase of 21%. The increase in cost of sales as a percentage of net revenues was primarily due to anti-reflective film for Sony that did not meet their specifications. The anti-reflective film not meeting Sony's specifications is estimated to be $4.0 million and a provision in this amount was recorded in the fourth quarter of 1998. This increase was partially offset by improved yields of the Company's other products, including automotive XIR(R) film.

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

     Selling, general and administrative expenses, as a percent of net revenue, decreased to 18.1% in 1998, from 18.4% in 1997 due mainly to cost cutting measures. The absolute dollars decreased from $9.2 million in 1997 to $9.0 million in 1998. This decrease was primarily attributable to an effort to decrease personnel and control costs.

     As a result of the factors discussed above, the Company reported a pre-tax loss of $7.8 million for 1998, compared to pre-tax income of $2.4 million for 1997.

Liquidity and Capital Resources

     Cash and cash equivalents were $4.1 million at December 31, 1998 and $3.7 million at December 31, 1999. The decrease in cash was due to expenditures for property and equipment partially offset by cash provided by financing and operating activities. Major components of the $23.5 million in capital expenditures made during 1999 included $9.8 million for a new manufacturing facility and a production machine located in Dresden, Germany, $7.5 million for two new production machines for the Tempe facility, $6.2 million for the conversion of an older, large-scale production machine located in Palo Alto to produce advanced anti-reflective film products, and other machine upgrades and programs to improve product yields. Major components of the cash provided by financing activities include $10.5 million of short and long-term debt, $6.6 million of equipment financing, and $4.9 million in foreign government grants offset by the retirement of a $2.7 million Convertible Subordinated Note that became due and payable on May 31, 1999. In connection with the equipment financing, $1.0 million is restricted from use until the Company meets certain predetermined financial covenants. In addition, the Company has provided the Lessor an irrevocable standby letter of credit in the amount of $0.5 million to collateralize all of the Company's obligations under the Lease Agreement.

     The $4.3 million in cash provided by operating activities consisted of depreciation and amortization of $4.9 million, $0.5 million of net income for 1999 and $0.4 million of other increases in net working capital.

     At December 31, 1999, the Company had $3.7 million of cash and cash equivalents. The Company also has a $7.0 million receivable financing line of credit with a bank, which expires in June 2000. The Company is currently negotiating with the bank to extend the line of credit for an additional year and to obtain an increase in the line amount. As of December 31, 1999, borrowings outstanding under that line were approximately $4.8 million, and bore interest at 12% per annum. In July 1999, the Company also borrowed $3.0 million pursuant to a sale-leaseback arrangement and in October 1999 borrowed an additional $3.6 million under another sale-leaseback arrangement. These borrowings bear interest at approximately 13% per annum and are repayable over the lease period commencing in the second quarter of 2000. The Company also borrowed $5.8 million from two German banks during the third quarter of 1999 to provide progress payments on the Dresden, Germany project. The first loan bears interest at 7.1% per annum for the first ten years and will be revised to the prevailing rate at the end of the tenth year. Only interest payments are required for the first ten years of the loan. The term of the loan is for 20 years and the principal is repayable after the end of 10 years in 20 equal semi-annual payments. For the second loan, the principal balance is due in a single installment on June 30, 2009 and bears interest at rate of 5.75% per annum. The equipment financings and the government grants are each subject to certain financial and other covenants as described in Note 4 and
Note 5 to the Financial Statements.

     The Company anticipates that it will acquire approximately $17 million of new capital equipment in 2000 that includes $12 million in progress payments on two new production machines in Dresden, Germany for Heat Mirror XIR-Registered Trademark- automotive film products and the completion of the building. The Company will finance its capital expenditures in Germany primarily with the receipt of foreign government grants of approximately $4.7 million and additional bank loans of $11.2 million. The remaining $5.0 million capital expenditures relates to a third production machine and other capital improvement projects in its Tempe facility, and will be financed with an increase in the bank line of credit and funds generated from operations.

     The Company believes that existing cash, cash anticipated to be generated from operations, the anticipated extended line of credit and the availability of foreign grants and incentives, as discussed above, will be sufficient to meet the Company's operating cash requirements through fiscal 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

     FINANCING RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's term loans which are tied to the London Interbank Offered Rate ("LIBOR") and bank line of credit that is tied to the prime rate. Fluctuations in interest rates may adversely impact the interest expense expected for the Company. The effect of interest rate fluctuations on the Company in 1999 was not material.

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

    FOREIGN CURRENCY RISK. International revenues amounted to 77% of the Company's total sales in 1999 and, by policy, the Company limits foreign currency risk by requiring all sales to be denominated in U.S. dollars. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 1999 was not material.

ITEM 8. FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Southwall Technologies Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Southwall Technologies Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
March 3, 2000

                           SOUTHWALL TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

            (dollars and shares in thousands, except per share data)

                                     ASSETS

                                                            December 31,
                                                      1 9 9 8        1 9 9 9
                                                      --------       --------

Current assets:
    Cash and cash equivalents                           $4,136         $3,677
    Short-term investments                                   7             --
    Accounts receivable, net of
        allowance for bad debts
        of $845 and $875                                12,355         11,417
    Inventories, net                                     6,057          7,601
    Other current assets                                   813          1,294
                                                      --------       --------
        Total current assets                            23,368         23,989

Property, plant and equipment, net                      29,068         42,824
Other assets                                             1,583          3,310
                                                      --------       --------
        Total assets                                   $54,019        $70,123
                                                      ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $6,307         $9,775
    Accrued compensation                                 2,265          1,817
    Other accrued liabilities                            3,655          2,410
    Bank line of credit                                     --          4,849
    Current portion of long-term debt                   15,397          2,091
                                                      --------       --------
        Total current liabilities                       27,624         20,942

Long-term debt                                             141         21,789
Other                                                      437            437
                                                      --------       --------
        Total liabilities                               28,202         43,168
                                                      --------       --------

Commitments and Contingencies (Note 9)

Stockholders' equity:
    Common stock, $0.001 par value, 20,000 shares
        authorized; issued and outstanding 7,889
        and 7,889                                            8              8
    Capital in excess of par value                      52,181         51,771
    Less cost of treasury stock, 565 and
        371 shares outstanding                          (2,852)        (1,888)
    Notes Receivable                                    (1,020)          (906)
    Translation loss on subsidiary                          --            (40)
    Accumulated deficit                                (22,500)       (21,990)
                                                      --------       --------
        Total stockholders' equity                      25,817         26,955
                                                      --------       --------
        Total liabilities and
            stockholders' equity                       $54,019        $70,123
                                                      ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           (dollars and shares in thousands, except per share data)

                                                       Year ended December 31,
                                                1 9 9 7        1 9 9 8        1 9 9 9
                                               --------       --------       --------

Net revenues                                    $50,089        $50,033        $55,331
                                               --------       --------       --------

Costs and expenses:
     Cost of sales                               33,669         44,253         39,766
     Tempe start up costs                         1,641             --             --
     Research and development                     3,117          3,864          5,249
     Selling, general and administrative          9,216          9,046          8,468
                                               --------       --------       --------
              Total costs and expenses           47,643         57,163         53,483
                                               --------       --------       --------

Income(loss) from operations                      2,446         (7,130)         1,848

Interest income(expense), net                       (20)          (681)        (1,288)
                                               --------       --------       --------
Income(loss) before provision
     for income taxes                             2,426         (7,811)           560

Provision for income taxes                         (145)           (58)           (50)
                                               --------       --------       --------

Net income(loss)                                 $2,281        $(7,869)          $510
                                               ========       ========       ========
Net income(loss) per share:
     Basic                                        $0.32         $(1.03)         $0.07
     Diluted                                      $0.29         $(1.03)         $0.07

Weighted average shares of common stock
   and dilutive common stock equivalents:
     Basic                                        7,107          7,608          7,421
     Diluted                                      7,799          7,608          7,528

The accompanying notes are an integral part of these consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)

                              Common Stock      Capital in
                              ------------       Excess of    Notes        Accumulated      Treasury
                              Shares   Amount     Par Value  Receivable       Deficit          Stock
                             ------   ------     ---------  ----------       -------          -----

Balance at Dec. 31, 1996      6,917    $7         $46,673    $(596)         $(16,912)       $(1,575)

Shares issued through:
   Interest paid with
    stock                                              69                                       116
   Exercise of options           52                  (191)                                      811
   Sale of stock, net           667     1           4,930
   Sales to employees
    under stock purchase
     plan                                              32                                       154
Stock option loans, net                                        (60)
Net income                                                                     2,281
                              ------------------------------------------------------------------------

Balance at Dec. 31, 1997      7,636     8          51,513     (656)          (14,631)          (494)

Shares issued through:
   Interest paid with
    stock                                              24                                       162
   Exercise of options          221                   505                                       406
   Sales to employees
    under stock purchase
     plan                        32                   139
Repurchase of stock                                                                          (2,926)
Stock option loans, net                                       (364)
Net loss                                                                      (7,869)
                             -------------------------------------------------------------------------

Balance at Dec. 31, 1998      7,889     8          52,181   (1,020)          (22,500)        (2,852)

Shares issued through:
   Interest paid with
    stock                                             (55)                                      148
   Exercise of options                               (264)                                      607
   Sales to employees
    under stock
    purchase plan                                     (81)                                      181
   Stock option loans, net                                     114
   Issuance of stock
    for bonuses                                       (10)                                       28
   Translation loss
    on foreign subsidiary
   Net income                                                                    510
                             -------------------------------------------------------------------------

   Balance at Dec. 31, 1999   7,889    $8         $51,771    $(906)         $(21,990)       $(1,888)
                             =========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                              Other          Total
                          Comprehensive   Stockholders' Comprehensive
                              Income          Equity    Income (Loss)
                             ------          ------     -------------

Balance, Dec. 31, 1996       $              $27,597       $

Shares issued through:
   Interest paid with
    stock                                       185
   Exercise of options                          620
   Sale of stock, net                         4,931
   Sales to employees
    under Stock Purchase
     Plan                                       186
Stock option loans, net                        (60)
Net income                                    2,281        2,281
                          -------------------------------------------

Balance, Dec. 31, 1997                       35,740        2,281

Shares issued through:
   Interest paid with
    stock                                       186
   Exercise of options                          911
   Sales to employees
    under Stock Purchase
     Plan                                       139
Repurchase of stock                         (2,926)
Stock option loans, net                       (364)
Net loss                                    (7,869)       (7,869)
                          -------------------------------------------

Balance, Dec. 31, 1998                       25,817       (7,869)

Shares issued through:
   Interest paid with
    stock                                        93
   Exercise of options                          343
   Sales to employees
    under stock
    purchase plan                               100
   Stock option loans, net                      114
   Issuance of stock
    for Bonuses                                  18
   Translation loss
    on Foreign subsidiary       (40)           (40)         (40)
   Net income                                   510         510
                          -------------------------------------------
   Balance, Dec. 31, 1999    $  (40)        $26,955       $ 470
                          ===========================================

                           SOUTHWALL TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                   Year ended December 31,
                                                                           --------------------------------------
                                                                             1997           1998           1999
                                                                           --------       --------       --------
Cash flows from operating activities:
    Net income(loss)                                                         $2,281        $(7,869)          $510
    Adjustments to reconcile net income(loss)
      to net cash provided by
      operating activities:
    Depreciation and amortization                                             2,703          4,315          4,946
    Translation loss on foreign subsidiary                                                                             (40)
    Decrease (increase) in accounts receivable, net                          (4,829)          (429)           938
    Decrease (increase) in inventories, net                                  (1,712)         4,061         (1,544)
    Decrease (increase) in other current and non-current assets                (204)           246         (2,380)
    Increase in accounts payable
      and accrued liabilities                                                 1,845          4,023          1,886
                                                                           --------       --------       --------

Cash provided by operating activities                                            84          4,347          4,316
                                                                           --------       --------       --------

Cash flows from investing activities:
    Decrease in short-term investments                                           --             --              7
    Expenditures for property, plant and equipment
      and other assets                                                      (11,727)        (7,190)       (23,473)
                                                                           --------       --------       --------

Net cash used in investing activities                                       (11,727)        (7,190)       (23,466)
                                                                           --------       --------       --------

Cash flows from financing activities:
    Proceeds from foreign government grants                                      --             --          4,943
    Proceeds from borrowings                                                 15,324             --         34,146
    Principal payments on borrowings                                         (1,322)        (1,305)       (20,955)
Repayment of stockholder's note receivable                                      234            180            298
Issuance of common stock upon exercise
  of stock options, net                                                          --            273            159
Issuance of common stock under employee
  stock purchase plan                                                            --            139            100
Issuance (purchase) of treasury stock, net                                      512         (2,832)            --
                                                                           --------       --------       --------
Net cash provided by (used in) financing
    activities                                                               14,748         (3,545)        18,691
                                                                           --------       --------       --------

Net increase (decrease) in cash
    and cash equivalents                                                      3,105         (6,388)          (459)

Cash and cash equivalents, beginning of year                                  7,419         10,524          4,136
                                                                           --------       --------       --------

Cash and cash equivalents, end of year                                      $10,524         $4,136         $3,677
                                                                           ========       ========       ========

Supplemental cash flow disclosures:
    Interest paid                                                           $   620         $1,052         $1,408
    Income taxes paid                                                       $   100         $   12         $   50
Supplemental schedule of non-cash investing and financing activities:
    Property and equipment acquired via
      capital lease                                                         $   365         $   --         $   28
    Treasury stock used for payment
      of interest                                                           $   185         $  186         $   93
    Treasury stock used for payment of bonuses                              $    --         $   --         $   18
    Exercise of stock options with issuance
      of stockholders notes receivable                                      $   220         $  544         $  184

The accompanying notes are an integral part of these consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (dollars and shares in thousands, except per share data)

NOTE 1 - THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

The Company

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

Principles of consolidation

     The consolidated financial statements include the accounts of Southwall Technologies Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

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

Comprehensive income (loss)

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other non-owner changes in equity, referred to as comprehensive income (loss). Accordingly, the Company has reported translation loss from consolidation of its foreign subsidiary in comprehensive income (loss).

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

Fair value disclosures of financial instruments

     The Company has estimated the fair value amounts of its financial instruments using available market information and valuation methodologies considered to be appropriate and have determined that the book value of the Company's debt at December 31, 1998 and 1999 approximates fair value.

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

At December 31, 1998, receivables from two customers represented 25% and 20% of the Company's accounts receivables, respectively. At December 31, 1999, receivables from three customers represented 19%, 17% and 12% of the Company's accounts receivable, respectively.

Revenue recognition

     Revenues from product sales are recognized upon product shipment, provided that no significant obligations remain and collectability is probable. Provisions for estimated cost of warranty repairs and returns and allowances are recorded at the time products are shipped.

     The Company has agreements under which it receives fees for certain rights to technology and products. License revenues associated with these agreements are recognized when earned and collected or collection is certain to a reasonable degree.

Research and development expenses

    Research and development costs are expensed as incurred in accordance with Statement of Financial Position Standard No. 2, "Accounting for Research and Development Costs."

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

Impairment of long-lived assets

    The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No such losses have been recognized through December 31, 1999.

Intangible assets

         Patents, licenses and trademarks relating to the Company's commercial products are stated at cost less accumulated amortization. Amortization is computed on the straight-line basis over terms of up to 17 years. At December 31, 1997, 1998 and 1999, patents, licenses and trademarks are included in other assets in the amount of $843, $852 and $723, net of accumulated amortization of $930, $947 and $1,119, respectively. Amortization expense for 1997, 1998 and 1999 was $113, $176 and $172, respectively.

Stock-based compensation expense

     The Company accounts for stock-based compensation to employees using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, ("APB 25"), "Accounting for Stock Issued to Employees", as permitted under the provisions of Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation". The Company also provides additional pro forma disclosures as required under SFAS 123.

Income taxes

     The Company accounts for income taxes under the liability method, which recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement reported amount.

Net income(loss) per share

     Basic net income(loss) per share is computed as net income(loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is computed as net income available to common stockholders divided by the weighted-average number of common shares outstanding and dilutive potential common shares outstanding, including stock options, restricted stock awards, warrants and other convertible securities. Diluted net loss per share is computed the same as basic net income(loss) per share since the inclusion of potential common shares would result in an anti-dilutive (lower) loss per share amount. All options outstanding during 1998 were excluded from the diluted net loss per share calculations because they were anti-dilutive in view of the losses incurred by the Company.

     During the years ended December 31, 1997, 1998 and 1999 there were no differences between the numerators used for the basic and diluted net income(loss) per share calculations. The total amount of the differences in the denominator in 1997 and 1999 is attributable to the effect of dilutive common stock options.

Foreign currency translation

The Company's German subsidiary uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity.

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters beginning with the quarter ending June 30, 1999. SFAS 133 establishes new standards of accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities. Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first fiscal quarter ending June 30, 2000. The company does not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 will be effective for fiscal years beginning after December 15, 1999. The Company believes that the adoption of SAB No. 101 will not have a material impact on its financial position, results of operations or cash flow.

NOTE 2 - BALANCE SHEET DETAIL:

                                                       December 31,
                                              ------------------------------
     Inventories, net:                          1 9 9 8              1 9 9 9
                                                -------              -------

     Work-in-process                          $   2,155             $  2,972
     Raw materials                                2,314                2,940
     Finished goods                               1,588                1,689
                                              ---------             --------
                                              $   6,057             $  7,601
                                              =========             ========

     Property, plant and equipment, net                December 31,
                                               -----------------------------
                                                1 9 9 8              1 9 9 9
                                                -------              -------

     Land                                      $     --             $    207
     Buildings                                       --                3,405
     Machinery and equipment                     44,061               45,421
     Leasehold improvements                       3,714                3,804
     Furniture and fixtures                       2,915                2,984
     Construction-in-process                      4,987               17,961
                                               --------             --------
                                                 55,677               73,782

     Less - accumulated depreciation
         and amortization                       (26,609)             (30,958)
                                               --------             --------
                                               $ 29,068             $ 42,824
                                               ========             ========

Depreciation and amortization expense for the years ended December 31, 1997, 1998 and 1999 was $2,590, $4,139 and $4,349, respectively. See Note 5 to the financial statements with respect to a government grant received to offset construction and equipment costs for the German subsidiary.

     Other accrued liabilities:                        December 31,
                                               ----------------------------
                                               1 9 9 8              1 9 9 9
                                               -------              -------
     Reserve for warranties and sales
         returns                               $ 2,858              $ 1,026
     Payable for purchase of land                   --                  276
     Other                                         797                1,108
                                                ------               ------
                                               $ 3,655              $ 2,410
                                               =======              =======

NOTE 3 - BANK LINE OF CREDIT

     The Company has a $7 million receivable financing line of credit ("line of credit") with a bank. The amount of borrowing is based upon 80% of the approved accounts receivable balance, and bears a finance fee of 0.088% per month (approximately 12% per annum) of the average daily account balance outstanding during the settlement period. In lieu of the line of credit, the Company granted to the bank a continuing lien upon and security interest in, and right of set off with respect to all of the Company's right, title and interest in all accounts receivable, inventory, monies, remittances and fixed assets. There was $4.8 million of borrowing outstanding under this line of credit at December 31, 1999.

NOTE 4 - LONG-TERM DEBT:

     The Company's long-term debt consists of the following at December 31, 1999:

         Promissory note dated December 16, 1996                    $  1,312
         Promissory note dated May 6, 1997                            10,000
         Sale-leaseback agreement dated July 19, 1999                  2,990
         Sale-leaseback agreement dated October 19, 1999               3,600
         Bank loan dated May 28, 1999                                  4,102
         Bank loan dated August 14, 1999                               1,699

         Other                                                           177
                                                                    --------
         Total                                                        23,880
         Less current portion                                          2,091
                                                                    --------
                                                                    $ 21,789
                                                                    ========


     The promissory note dated December 16, 1996 is payable to a leasing company. The borrowings are collateralized by certain production equipment, bear interest at an annual rate of 9.7037% and are subject to certain financial covenants. The Note is payable in monthly installments plus interest for a term of 48 months. At December 31, 1999 the Company was not in compliance with certain of the financial covenants pertaining to this promissory note. The Company has received a waiver from the leasing company for failure to comply with such covenants through the remaining term of the loan. The amount is repayable in the next 12 months and has been classified as current.

     The promissory note dated May 6, 1997 is payable to a bank. The note payments are guaranteed by Teijin Limited of Japan ("Teijin"), a stockholder and supplier of the Company (See Note 10). The Teijin guarantee is collateralized by certain equipment located in the Company's Tempe, Arizona manufacturing facility and inventory to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 0.4375%, (6.1313% at December 31, 1999), and the Company is subject to certain financial covenants. A loan guarantee service fee is payable to Teijin semi-annually on the outstanding balance at the rate of 0.5625%. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest for the remaining three and one half year term. At December 31, 1998, the Company was not in compliance with certain of the financial covenants, therefore, the full principal amount was classified as a current liability. At December 31, 1999 the Company was not in compliance with certain of the financial covenants pertaining to this promissory note, however, the Company has received a waiver from Teijin through December 31, 1999. During 1999 the Company negotiated new financial covenants for the years 2000 and 2001.

     During 1999, the Company entered into two equipment sale-leaseback agreements with a leasing company ("Lessor"). Because the Company has an option to purchase the equipment at a price to be determined between the Company and the Lessor at the end of the lease period, the sale-leaseback agreements have been treated as financings. One lease agreement has a lease term of three years and the other lease agreement has an initial lease term of two years with an option to extend it an additional year. At December 31, 1999, the Company had a total of $6,590 outstanding and due under the leases. The leases are collateralized by the leased equipment and certain other production equipment of the Company. The effective interest rate of both leases is approximately 13% per annum and they are repayable over their term commencing in May 2000. Additionally, the Company has provided the Lessor an irrevocable standby letter of credit in the amount of $500 to collateralize all of the Company's obligations under these agreements. The letter of credit shall not expire before January 1, 2002. In addition, $1 million of the amount received from the Lessor is in an escrow account and will be released to the Company pending the Company meeting certain financial conditions at December 31, 1999. Due to the uncertainty of compliance with these financial conditions, the Company has classified this amount under "Other Assets."

     On May 28, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $6.4 million (DM 12.5 million). Under the terms of this agreement, the funds will be used solely for capital investment by the German subsidiary. The term of the loan is for 20 years and the principal is repayable after the end of 10 years in 20 equal semi-annual payments. The loan bears interest at 7.10% per annum for the first ten years, and will be revised to the prevailing rate at the end of the tenth year.

     On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $1.7 million (DM 3.3 million). Under the terms of this agreement, the funds will be used solely for capital investment by the German subsidiary. The principle balance is due in a single installment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly. 50% of the loan is restricted in an escrow account for the duration of the loan period and was, therefore, classified as a non-current "Other Asset."

     Other long-term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

     In June 1999, the Company repaid a $2,650 convertible debenture to a related party. Interest paid on the debenture during 1999 was $93.

     Principal reductions of long-term debt are scheduled as follows:

         Year                                                 Amount
         ----                                                -------

         2000                                               $  2,091
         2001                                                  4,546
         2002                                                  4,869
         2003                                                  4,073
         2004                                                  2,500
         2005                                                     --
         Thereafter                                            5,801
                                                            --------
         Total                                              $ 23,880
                                                            ========

     The Company incurred total interest expense of $892, $1,162 and $1,408 in 1997, 1998 and 1999, respectively. Of these amounts, the Company capitalized $464, $0 and $1,115 in 1997, 1998 and 1999, respectively as part of the cost related to the construction of certain production machines, equipment and facilities.

NOTE 5 - GOVERNMENT GRANT

     In May 1999, the Company received the approval to receive a grant award (the "Grant") from the State Government of Saxony in Germany (the "Grantor") for a maximum amount of approximately $9,647 (DM 18,472).

     The awarding of the Grant is subject to the following requirements:

a) The grant is earmarked to co-finance the costs of construction of a facility to manufacture Heat Mirror XIR film for the automotive glass industry, located at Grossroehrsdorf, Germany.

b) The construction period for the project is from March 15, 1999 to March 14, 2002.

c)   The total investment should be at least $37.6 million (DM 73,296).

d) The project must create at least 143 permanent jobs and 7 apprenticeships.

In the event that the Company fails to meet the above requirements, the Grantor has the right to reclaim the Grant.

During the year ended December 31, 1999, the Company received approximately $4.9 million (DM $9,600) under this Grant. The Company is scheduled to receive the remaining balance in 2002.

NOTE 6 - INCOME TAXES

     The income tax provision in 1997 resulted primarily from minimum tax liabilities related to federal taxes and foreign withholding taxes on royalty payments. The income tax provision in 1998 and 1999 relates primarily to foreign withholding taxes on royalty payments. The effective income tax rate differs from the federal statutory rate primarily as a result of the utilization of net operating loss carryforwards in 1997 and 1999 and the reserves established for deferred tax assets in 1998. The deferred tax assets valuation allowance at December 31, 1997, 1998 and 1999 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of the tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on this absence of objective evidence management is unable to asset that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's deferred tax assets.

     Deferred tax assets (liabilities) are comprised of the following:

                                                                                   DECEMBER 31,
                                                                                -----------------
                                                                                1998         1999
                                                                                ----         ----
Depreciation                                                                 $ (4,142)     $ (3,910)
Other                                                                            (300)         (220)
                                                                             --------      --------
Gross deferred tax liabilities                                                 (4,442)       (4,130)
                                                                             --------      --------
Inventory reserves                                                                924           599
Other                                                                           3,117         3,214
Loss carryforwards                                                              7,971         8,559
Credit carryforwards                                                            1,109           952
                                                                             --------      --------
Gross deferred tax assets                                                      13,121        13,324
                                                                             --------      --------
Deferred tax assets valuation allowance                                        (8,679)       (9,194)
                                                                             --------      --------
   Net deferred taxes                                                        $     --      $     --
                                                                             ========      ========

     At December 31, 1999 the Company had net federal operating loss carryforwards of approximately $23.3 million that expire at various dates from 2000 through 2019. The net operating loss carryforwards include approximately $3.5 million resulting from employee exercises of non-incentive stock options or disqualifying dispositions, the tax benefit of which. when realized, will be accounted for as an addition to capital in excess of par value rather than as a reduction of the provision for income taxes. Research and development, investment tax and foreign tax credit carryovers of approximately $0.3 million are also available to reduce future federal and state income taxes and expire at various dates through 2004. If certain substantial changes in the Company's ownership occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

NOTE 7 - BENEFIT PLANS:

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

     Options under the plans generally vest at a rate of 25% per year, are non-transferable and generally expire over terms not exceeding ten years from the date of grant or three months after the optionee terminates their relationship with the Company.

     During 1997, 1998 and 1999, certain employees, officers and directors of the Company exercised stock options under the plans by issuing full recourse notes to the Company with an annual rate of interest of generally 7%. During 1997, 1998 and 1999 outstanding notes to certain of those employees, officers and directors were extended from terms of one year to terms of two years. Both the principal and interest accrued on the notes are due at the end of the term of each note. These notes aggregate $656, $1,020 and $906, at December 31, 1997, 1998 and 1999, respectively.

     As of December 31, 1999, there were 518 shares of Common Stock available for grant under the two stock option plans.

The activity under all stock option plans, combined, was as follows:

                              Shares of
                               Common            Range of      Weighted-Average
                                Stock         Exercise Price    Exercise Price
                                -----         --------------    --------------
Options outstanding at
    January 1, 1997            1,664          $2.50 - $8.13         $3.88
    Granted                      403          $6.38 - $8.25         $6.86
    Exercised                   (212)         $2.50 - $5.63         $2.92
    Canceled or expired         (115)         $2.50 - $7.88         $5.06
                               -----
    December 31, 1997          1,740          $2.50 - $8.25         $4.61

    Granted                      537          $4.50 - $8.63         $5.49
    Exercised                   (409)         $2.50 - $5.25         $2.91
    Canceled or expired         (455)         $2.50 - $8.25         $6.31
                               -----
    December 31, 1998          1,413          $2.50 - $8.63         $4.89

    Granted                      637          $2.75 - $4.50         $3.77
    Exercised                   (127)         $2.50 - $4.38         $2.89
    Cancelled or expired        (262)         $2.50 - $8.63         $5.15
                               -----
    December 31, 1999          1,661          $2.50 - $8.25         $4.59
                               =====

Employee Stock Purchase Plan

     In April 1988, the Company adopted the Employee Stock Purchase Plan ("the Purchase Plan") and reserved 150 shares of Common Stock for issuance thereunder. In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("the 1997 Plan") and reserved 100 shares of Common Stock for issuance thereunder. Employees of the Company, subject to certain limitations, may purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six month offering period, or the last day of the purchase period. During 1997, 1998 and 1999, 33, 32 and 36 shares, respectively, were sold under the Purchase Plan and the 1997 Plan. At December 31, 1999 there were no shares remaining available for issuance under the 1988 Purchase Plan and 11 shares available for issuance under the 1997 Plan.

Accounting for Stock Based Compensation

     The Company has stock option plans which reserve shares of Common Stock for issuance to employees, officers, directors and consultants. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans, except for $123 related to certain transactions in 1996. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost for the Company's stock option plans and stock purchase plans been determined based on the fair value at the grant date for awards granted in 1997, 1998 and 1999 under those plans consistent with the provisions of SFAS No. 123, the Company's net income(loss) and net income(loss) per share would have been reduced to the pro forma amounts indicated below:

                                               1997         1998        1999
                                               ----         ----        ----
Net income(loss) - as reported ............. $  2,281    $  (7,869)    $   510
Net income(loss) - pro forma ............... $  1,450    $  (8,314)    $  (284)
Net income(loss) per share - as reported
              Basic ........................ $   0.32    $   (1.03)    $  0.07
              Diluted ...................... $   0.29    $   (1.03)    $  0.07
Net income(loss) per share - pro forma
              Basic ........................ $   0.20    $   (1.09)    $ (0.04)
              Diluted ...................... $   0.19    $   (1.09)    $ (0.04)

     For the stock option plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for the multiple option approach with the following weighted average assumptions used for grants in 1997, 1998 and 1999, respectively. Expected volatility of 60% in 1997, 58% in 1998 and 110% in 1999; risk-free interest rate of 6.4%, 4.5% and 5.4%; and expected lives from vesting date of 0.54, 1.11 and 3.23 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of stock options granted in 1997, 1998 and 1999 was $6.86, $2.51 and $2.60 per share, respectively.

     For the employee stock purchase plans, the fair value of each purchase right is estimated at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1997, 1998 and 1999, respectively. Expected volatility of 60%, 68%, and 139%; risk-free interest rate of 5.5%, 5.0% and 5.8%; and expected lives of 0.5 years in each year. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of those purchase rights granted in 1997, 1998 and 1999 was $2.16, $2.33 and $1.98 per right, respectively.

The following table summarizes information about stock options outstanding at December 31, 1999:

                                 OPTIONS  OUTSTANDING                     OPTIONS  EXERCISABLE
---------------------------------------------------------------------------------------------------
                                        Weighted        Weighted                        Weighted
                          Number         Average         Average         Number          Average
Range of             Outstanding       Remaining        Exercise      Exercisable       Exercise
Exercise Prices   As of 12/31/99    Contractual Life      Price     As of 12/31/99        Price
---------------------------------------------------------------------------------------------------
   $2.50 -  $3.19            365         4.21             $2.92            147            $2.66
    3.25 -   4.50            555         5.73              4.16            142             3.93
    4.63 -   5.00            407         5.39              4.94            144             4.87
    5.25 -   8.13            329         5.11              6.70            166             6.66
    8.25 -   8.25              5         4.81              8.25              3             8.25
---------------------------------------------------------------------------------------------------
   $2.50 -  $8.25          1,661         5.19             $4.59            602            $4.62
---------------------------------------------------------------------------------------------------

401(K) Plan

In 1998, the Company sponsored a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. The Company matches 25% of each eligible participant's 401(k) contribution up to a maximum of 20% of the participant's compensation, not to exceed one thousand dollars per year. The Company's actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary or profit sharing contributions were made for the years ending December 31, 1997, 1998 and 1999. 401(k) matching contributions for the years ending December 31, 1997, 1998 and 1999 were $109, $139 and $230, respectively. The Company has no intention to terminate the plan.

NOTE 8 - SEGMENT REPORTING:

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise" replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position or the segments reported in 1997. The Company is organized on the basis of products and services. Each of the Company's business units (Energy Conservation and Electronic Products) has been aggregated into one operating segment.

The following is a summary of net revenue by geographic area for 1997, 1998 and 1999:

                                             1997         1998         1999
                                             ----         ----         ----

     United States                        $ 17,593      $ 16,095      $12,469
     South America                              --            --          569
     Pacific Rim                             7,525         4,206        8,110
     Japan                                  15,640        13,041       12,088
     Europe                                  7,788        15,060       20,358
     Canada                                  1,543         1,631        1,737
                                          --------      --------     --------
             Total net revenues           $ 50,089      $ 50,033     $ 55,331
                                          ========      ========     ========

     One customer accounted for approximately 31% of net sales in 1997, two customers accounted for 33%, 34% and 12% of net sales in 1998, respectively, and three customers accounted for 18%, 11% and 10% of net sales in 1999, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     The Company leases certain property and equipment as well as its facilities under noncancellable operating leases and $365 of computer equipment under a capital lease. These leases expire at various dates through 2007.

   As of December 31, 1999, the future minimum payments under noncancellable operating and capital leases are as follows:

                                                 Capital           Operating
                                                 -------           ---------
     2000                                            178             $ 3,429
     2001                                              8               3,444
     2002                                              8               3,476
     2003                                              8               2,659
     2004                                              6               2,673
     Thereafter                                       --                 996
                                                 -------             -------
   Future minimum lease payments                 $   208             $16,677
                                                                     =======
   Less - amount representing interest               (31)
                                                 -------
   Present value of future minimum
     lease payments                                  177
   Current maturities                                147
                                                 -------
   Long-term lease obligations                   $    30
                                                 =======

     Rent expense under operating leases was approximately $1,471, $1,562 and $1,484, in 1997, 1998 and 1999, respectively.

Contingencies

     The Company has been named a defendant in a purported class action lawsuit. Plaintiffs contend that heat mirror glass units manufactured throughout the country are subject to clouding and discoloration. The Company is in the process of filing demurrers and setting pleadings. In addition, several of the Company's co-defendants have settled their portions of the case. At this point, the Company intends to vigorously defend this lawsuit by moving to defeat the class action certification.

     In 1997, the Company was named a defendant in a lawsuit with a manufacturer of insulated glass units wherein the plaintiff claimed that the insulated glass manufactured with the use of coated film manufactured by the Company was subject to various failures and deficiencies, giving rise to warranty and other consumer claims. Plaintiff is claiming damages for past replacement cost and future potential claims. The Company is in the process of negotiating a settlement of these claims.

     The Company has been named a defendant in a lawsuit filed on April 5, 1996 by one of its customers in the United States District Court for the Eastern District of New York. The lawsuit alleges certain unfair competition, tort and contractual violations by the Company and seeks relief in an aggregate amount in excess of $32 million. In addition, the Company is involved in a number of other legal actions arising in the ordinary course of business.

     The Company believes, that the various asserted claims and litigation in which it is involved will not materially affect its consolidated financial position, future operating results or cash flows.

     In 1995 the Company started selling its anti-reflective film under a Supply Agreement to Sony Corporation of Japan ("Sony"). In the fourth quarter of 1998 the Company experienced some quality problems related to the anti-relective film that did not meet Sony's specifications. The Company further did not meet the minimum shipping requirements stated in the Supply Agreement. As a result, in the fourth quarter of 1998, the Company recorded a $4.0 million charge to cover any loss contingency, involving write-off of inventory, sales returns and any penatlies associated with the shipment shortfall. During the second quarter of 1999 the Company reached a settlement with Sony, where Sony agreed to release the Company from any and all penalties, claims, demands and liabilities that Sony has or will have against the Company in connection with the shipment shortfall experienced in 1998. In consideration of Sony's waiver, the Company agreed to wave its claims for payment of the outstanding accounts receivable with Sony totalling $2.5 million brought forward from 1998. The amount was written off against the sales return reserve booked in 1998. As of September 30, 1999, Southwall terminated all production of anti-reflective film for Sony, as mutually agreed under an amended Supply Agreement, and there were no further shipments to Sony.

NOTE 10 - RELATED PARTY TRANSACTIONS

     The Company has the following transactions with related parties in which the related parties are also stockholders of the Company.

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                             1998                1999
                                                             ----                ----
Sales                                                       $    0              $   230
Purchase of raw materials                                    7,800               10,700
License fee paid                                               100                  100
Interest paid by stock                                         186                   93

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The information required by this Item concerning the Company's executive officers is contained at the end of Part I in the unnumbered item captioned "Executive Officers of the Registrant." Certain other information required regarding the Directors of the Company is contained in the Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference.

      Certain information regarding reports required to be filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and beneficial owners of 10% or more of the Company's common stock is contained in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the sections entitled "Director Compensation", "Executive Officer Compensation", "Severance Agreements" and "Compensation Committee Interlocks and Insider Participation", appearing in the Proxy Statement.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Form 10-K:

     (a)(1) Financial Statements. The following Financial Statements of Southwall Technologies Inc. are filed as part of this Form 10-K:

                                                                Form 10-K
                                                                Page Number
                                                                -----------

             Report of Independent Accountants                       12

             Consolidated Balance Sheets as of
              December 31, 1998 and 1999                             13

             Consolidated Statements of Operations
              for the years ended December 31, 1997,
              1998 and 1999                                          14

             Consolidated Statements of Stockholders'
              Equity for the years ended December 31,
              1997, 1998 and 1999                                    15

             Consolidated Statements of Cash Flows
              for the years ended December 31, 1997,
              1998 and 1999                                          16

             Notes to Consolidated Financial Statements              17

     (a)(2) Financial Statement Schedules. Schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

     (a)(3) Exhibits. Reference is made to the Exhibit Index on pages 32 through 35 of this Form 10-K.

     (b)    Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 6th day of March, 2000.

                                               SOUTHWALL TECHNOLOGIES INC.


                                               By /s/Thomas G. Hood
                                                  ----------------------
                                               Thomas G. Hood
                                               President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of March 6th, 2000.

    Signature                                        Title
    ---------                                        -----

/s/J. Larry Smart                           Chairman of the Board of Directors
-----------------
(J. Larry Smart)


/s/Thomas G. Hood                           President, Chief Executive Officer
-----------------                           and Director (Principal Executive
(Thomas G. Hood)                            Officer)


/s/Bill R. Finley                           Vice President, Chief Financial
-----------------                           Officer and Secretary (Principal
(Bill R. Finley)                            Financial and Accounting Officer)


/s/Bruce J. Alexander                       Director
---------------------
(Bruce J. Alexander)


/s/Yoshimichi Hase                          Director
------------------
(Yoshimichi Hase)


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

          10.35(1) Lease Agreement for the facilities at 3941 East Bayshore Road, dated March 20, 1979, between the Company and Straube Associates, Inc.

          10.35.1 Lease Agreement for the facilities at 3941 East Bayshore Road, dated October 7, 1999, between the Company and Straube Associates, Inc.

          10.36(1) Lease Agreement for the facilities at 3961 East Bayshore Road, dated March 20, 1979, between the Company and Allan F. Brown and Robert V. Brown.

          10.36.1 Amendment, dated October 12, 1999, between the Company and Brown Investment Company to the Lease Agreement for the facilities at 3961 East Bayshore Road, dated March 20, 1979, between the Company and Allan F. Brown and Robert V. Brown.

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

          10.59.1 Amendment, effective January 1, 2000, between the Company and Judd Properties, LLC to the Lease Agreement for the facilities at 3969-3975 East Bayshore Road Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.

          10.60(3) Lease Agreements for the facilities at 3977-3995 East Bayshore Road Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.

          10.60.1 Amendment, effective January 1, 2000, between the Company and Judd Properties, LLC to the Lease Agreements for the facilities at 3977-3995 East Bayshore Road Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.

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

          10.69(4) Lease Agreement for the facilities at 1029 Corporation Way, Palo Alto, California, dated April 27, 1989, between the Company and C&J Development, as amended.

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

          10.90(13) Reimbursement and Security Agreement dated May 6, 1997, between Teijin Limited, a Japanese corporation, and Southwall Technologies Inc.

          10.91(13) Promissory Note dated May 6, 1997 obligating Southwall
                    Technologies Inc. To Sanwa Bank, Limited in the amount of $10 million.

          10.92(14) The Company's 1997 Stock Incentive Plan.

          10.93(15) The Company's 1997 Employee Stock Purchase Plan.

          21(16)    List of Subsidiaries of Southwall Technologies Inc.

          23.1      Consent of Independent Accountants.

          27        Financial Data Schedule

          99.1(9) Letter, dated June 5, 1987, from the U.S. Department of the Air Force to the SEC Pursuant to Rule 171.

---------------

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

(16) Filed as an exhibit to the Form 10-K Annual Report 1999, filed with the Commission on March 31, 1999.