Form 10-Q
period 2000-04-02
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2000-05-19
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 2, 2000
                                        ---------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                    ------    -------

                         Commission File Number: 0-15930

                           SOUTHWALL TECHNOLOGIES INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                  94-2551470
      -------------------------------                 ---------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)


   1029 Corporation Way, Palo Alto, California                94303
   -------------------------------------------              -------
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

                         Yes    X          No
                              -----

As of April 17, 2000 there were 7,608,547 shares of the Registrant's Common Stock outstanding.

                           SOUTHWALL TECHNOLOGIES INC.

                                      INDEX



                          PART I FINANCIAL INFORMATION

Item 1    Financial Statements:                                      Page Number

            Consolidated Balance Sheets - April 2, 2000
            and December 31, 1999..............................................3

            Consolidated Statements of Operations -
            three months ended April 2, 2000
            and April 4, 1999..................................................4

            Consolidated Statements of Cash Flows -
            three months ended April 2, 2000
            and April 4, 1999..................................................5

            Notes to Consolidated Financial Statements.........................6

Item 2      Management's Discussion and Analysis
            of Financial Condition and Results of Operations..................10

Item 3      Quantitative and Qualitative Disclosures about Market Risk........13

                            PART II OTHER INFORMATION

Item 1      Legal Proceedings.................................................14

Item 2      Changes in Securities.............................................14

Item 3      Defaults Upon Senior Securities...................................14

Item 4      Submission of Matters to a Vote of Stockholders...................14

Item 5      Other Information.................................................14

Item 6      Exhibits and Reports on Form 8-K..................................14

            Signatures........................................................15

                          PART I FINANCIAL INFORMATION

Item 1 - Financial Statements:

                           SOUTHWALL TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                              (Unaudited)
ASSETS                                          April 2,   December 31,
                                                  2000        1999
                                                --------    --------

Current assets:
    Cash and cash equivalents                   $     25    $  1,794
    Restricted cash                                3,140       1,883
    Accounts receivable, net of allowance
      for doubtful accounts of $852 and $875      14,465      11,417
    Inventories                                   13,232       7,601
    Other current assets                           1,266       1,294
                                                --------    --------
        Total current assets                      32,128      23,989

Property and equipment, net                       45,190      42,824
Other assets                                       3,176       3,310
                                                --------    --------

    Total Assets                                $ 80,494    $ 70,123
                                                ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank credit line                            $  7,997    $  4,849
    Accounts payable                              13,286       9,775
    Accrued compensation                           1,079       1,817
    Other accrued liabilities                      2,552       2,410
    Current portion of long-term debt              1,658       2,091
                                                --------    --------
        Total current liabilities                 26,572      20,942

Long-term debt                                    25,047      21,789
Deferred income taxes                                437         437
                                                --------    --------
        Total liabilities                         52,056      43,168

Stockholders' equity:
    Common stock, $.001 par value,
      20,000 shares authorized:
      Issued and outstanding: 7,889 and 7,598          8           8
    Capital in excess of par value                51,641      51,771
    Less cost of treasury stock, 290
        and 371 shares                            (1,474)     (1,888)
    Notes Receivable                                (597)       (906)
    Translation loss on subsidiary                   (44)        (40)
    Accumulated deficit                          (21,096)    (21,990)
                                                --------    --------
        Total stockholders' equity                28,438      26,955
                                                --------    --------

    Total liabilities and

         stockholders' equity                   $ 80,494    $ 70,123
                                                ========    ========


          See accompanying notes to consolidated financial statements.

                                 SOUTHWALL TECHNOLOGIES INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except per share data)
                                         (Unaudited)
                                                                       Three Months Ended
                                                                     ----------------------
                                                                      April 2,     April 4,
                                                                        2000         1999
                                                                     --------      --------
Net revenues                                                         $ 17,640      $ 10,858
                                                                     --------      --------

Costs and expenses:
     Cost of sales                                                     12,317         8,911
     Research and development                                           1,511         1,233
     Selling, general and
         administrative                                                 2,412         1,966
                                                                     --------      --------

     Total costs and expenses                                          16,240        12,110
                                                                     --------      --------
Income(loss) from operations                                            1,400        (1,252)

Interest expense, net                                                    (470)         (255)
                                                                     --------      --------
Income(loss)before income taxes                                           930        (1,507)

Provision for income taxes                                                 36            12
                                                                     --------      --------

Net Income(loss)                                                     $    894      $ (1,519)
                                                                     ========      ========

Net Income(loss) per share - Basic                                   $   0.12      $  (0.21)
                                                                     ========      ========
                           - Diluted                                 $   0.11      $  (0.21)
                                                                     ========      ========

Weighted average shares of
common stock and common
stock equivalents - Basic                                               7,567         7,324
                  - Diluted                                             8,380         7,324

            See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                           April 2,    April 4,
                                                             2000        1999
                                                           --------    --------
Cash flows from (used in) operating activities:
    Net income (loss)                                      $    894    $ (1,519)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                             1,208       1,152
    Translation loss on foreign subsidiary                       (4)        --
    Decrease (increase) in accounts receivable               (3,048)      2,495
    Decrease (increase) in inventories                       (5,631)       (464)
    Decrease (increase) in other current assets                 124        (286)
    (Decrease) increase in accounts payable
      and accrued liabilities                                 2,915      (2,912)
                                                           --------    --------
Cash used in operating activities                            (4,799)     (1,534)
                                                           --------    --------
Cash flows from investing activities:
    Decrease (increase) in short-term investments              --             7
    Expenditures for property and equipment
     and other assets                                        (3,536)     (2,530)
                                                           --------    --------
Net cash used in investing activities                        (3,536)     (2,523)
                                                           --------    --------
Cash flows from financing activities:
    Proceeds from long-term debt                              3,898          39
    Principal payments on long-term debt                     (1,073)       (388)
    Proceeds from bank line of credit                        11,933         500
    Principal payments on bank like of credit                (8,785)       --
    Repayment of stock option loans                             309        --
    Issuance of treasury stock, net                             284        --
                                                           --------    --------
Net cash provided by financing activities                     6,566         151
                                                           --------    --------

Net decrease in cash and cash
 equivalents                                                 (1,769)     (3,906)

Cash and cash equivalents, beginning of year                  1,794       4,136
                                                           --------    --------
Cash and cash equivalents, end of period                   $     25    $    230
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

              Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K for the year ended December 31, 1999. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements as of that date. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

         Note 2 - Balance Sheet:

              The restricted cash reflected on the balance sheet is for the purpose of the German project.

              Inventories are stated at the lower of cost or market (determined by the first-in, first-out method). Inventories consisted of the following:

                                        April 2, 2000      December 31, 1999
                                        -------------      -----------------

             Raw materials                   $5,283             $2,940
             Work-in-process                  6,695              2,972
             Finished goods                   1,254              1,689
                                             ------              -----
                 Total                      $13,232             $7,601
                                             ======              =====

         Note 3 - Line of Credit Agreement:

              The Company has an $8 million receivable financing line of credit ("line of credit") with a bank. Availability under the line is based upon 80% of the approved accounts receivable balance and the line bears a finance fee of 0.088% per month (approximately 12% per annum) of the average daily account balance outstanding during the settlement period. In connection with the line of credit, the Company granted to the bank a continuing lien upon and security interest in, and right of set off with respect to all of the Company's rights, title and interest in all accounts receivable, inventory, monies, remittances and fixed assets.

         Note 4 - Net income (loss) per share:

              Basic net income (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is computed as net income available to common stockholders divided by the weighted-average number of common shares outstanding and dilutive potential common shares outstanding, including stock options, restricted stock awards, warrants and other convertible securities. Diluted net loss per share is computed the same as basic net income
         (loss) per share since the inclusion of potential common shares would result in an anti-dilutive (lower) loss per share amount.

              During the period ended April 2, 2000, the total amount of the differences in the denominator is attributable to the effect of 813,000 outstanding non-exercised, dilutive common stock options.

         Note 5 - Long-term debt:

              The Company's long-term debt consists of the following at April 2, 2000:


              Promissory note dated December 16, 1996.............     $   961
              Promissory note dated May 6, 1997...................      10,000
              Sale-leaseback agreement dated July 19,1999.........       2,934
              Sale-leaseback agreement dated October 19, 1999.....       3,600
              Bank loan dated May 28, 1999........................       3,565
              Bank loan dated August 14, 1999.....................       1,612
              Bank loan dated May 12, 1999........................       3,890
              Other...............................................         143
                                                                      --------
              Total...............................................      26,705
              Less current portion................................       1,658
                                                                      $ 25,047
                                                                      ========

              The promissory note dated December 16, 1996 is payable to a leasing company. The borrowings are collateralized by certain production equipment, bear interest at an annual rate of 9.7037% and are subject to certain financial covenants. The Note is payable in monthly installments plus interest for a term of 48 months. At April 2, 2000 the Company was not in compliance with certain of the financial covenants pertaining to this promissory note. The Company has received a waiver from the leasing company for failure to comply with such covenants through the remaining term of the loan. The amount outstanding is repayable within the year and has been classified as current debt.

              The promissory note dated May 6, 1997 is payable to a bank. The note payments are guaranteed by Teijin Limited of Japan ("Teijin"), a stockholder and supplier of the Company. The Teijin guarantee is collateralized by certain equipment located in the Company's Tempe, Arizona manufacturing facility and inventory to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 0.4375%, (6.1313% at April 2, 2000), and the Company is subject to certain financial covenants. A loan guarantee service fee is payable to Teijin semi-annually on the outstanding balance at the rate of 0.5625%. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest for the remaining three and one half year term. Teijin also holds warrants in 1997 to purchase 158,000 shares of the Company's Common Stock at $9.00 per share. These warrants expire on May 30, 2000. At April 2, 2000 the Company was not in compliance with certain of the financial covenants with Teijin, the guarantor, pertaining to this promissory note. The Company received a waiver from Teijin through June 30, 2001.

              During 1999, the Company entered into two equipment sale-leaseback agreements with a leasing company ("Lessor"). Because the Company has an option to purchase the equipment at a price to be determined between the Company and the Lessor at the end of the lease period, the sale-leaseback agreements have been treated as financing. One lease agreement has a lease term of three years and the other lease agreement has an initial lease term of two years with an option to extend it an additional year. At April 2, 2000, the Company had a total of $6,534 outstanding and due under the leases. The leases are collateralized by the leased equipment and certain other production equipment of the Company. The effective interest rate of both leases is approximately 13% per annum and they are repayable over their term commencing in May 2000. Additionally, the Company has provided the Lessor an irrevocable standby letter of credit in the amount of $500 to collateralize all of the Company's obligations under these agreements. The letter of credit shall not expire before January 1, 2002. In addition, $1 million of the amount received from the Lessor is in an escrow account and will be released upon the Company meeting certain financial conditions. Due to the uncertainty of compliance with these financial conditions, the Company has classified the amount in escrow under non-current "Other Assets."

              On May 28, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $6.4 million (DM 12.5 million). Under the terms of this agreement, the funds will be used solely for capital investment by the German subsidiary. The term of the loan is for 20 years and the principle is repayable after the end of 10 years in 20 equal semi-annual payments. The loan bears interest at 7.10% per annum for the first ten years, and will be revised to the prevailing rate at the end of the tenth year.

              On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $3.9 million (DM 7.5 million). Under the terms of this agreement, the funds will be used solely for capital investment by the German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable after the end of 5 years in 10 equal semi-annual payments. The loan bears interest at 7.10% per annum for the first five years, and will be revised to the prevailing rate at the end of the fifth year. The loan is repayable in Deutscheman.

              An additional loan for $733 (DM 1.5 million) was received from the bank discussed above. This loan is an advance on a government grant to be received approximately August 2001. The proceeds of the grant are collateral for the loan and, per legal arrangement will be paid directly to the bank by the government at the time of issue.

              The preceding three loans are collateralized by the building the machine(s) and the land owned by the German subsidiary.

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

              Other long-term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

              Principal reductions of long-term debt are scheduled as follows:

              Year                             Amount
              ----                             ------
              2000                           $  1,658
              2001                              4,538
              2002                              4,870
              2003                              4,073

              2004                              2,500
              2005                                  -
              Thereafter                        9,328
                                               ------
              Total                          $ 26,967
                                             ========

              The Company incurred total interest expense of $1,478 and $287 in the first quarter of 2000 and 1999, respectively. Of these amounts, the Company capitalized $1,065 and nil in the first quarter of 2000 and 1999, respectively as part of the costs related to the construction of new manufacturing facilities in Tempe, Arizona.

         Note 6 - Contingencies:

              The Company has been named a co-defendant in a purported class action lawsuit. Plaintiffs contend that heat mirror glass units manufactured throughout the country are subject to clouding and discoloration. The Company is in the process of filing demurrers and setting pleadings. In addition, several of the Company's co-defendants have settled their portions of the case. At this point, the Company intends to vigorously defend this lawsuit by moving to defeat the class action certification.

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

               In 1995 the Company started selling its anti-reflective film under a Supply Agreement to Sony Corporation of Japan ("Sony"). In the fourth quarter of 1998 the Company experienced some quality problems related to the anti-reflective film that did not meet Sony's specifications. The Company further did not meet the minimum shipping requirements stated in the Supply Agreement. As a result, in the fourth quarter of 1998, the Company recorded a $4.0 million charge to cover any loss contingency, involving write-off of inventory, sales returns and any penalties associated with the shipment shortfall. During the second quarter of 1999, the Company reached a settlement with Sony, wherein Sony agreed to release the Company from any and all penalties, claims, demands and liabilities that Sony has or will have against the Company in connection with the shipment shortfall experienced in 1998. In consideration of Sony's waiver, the Company agreed to wave its claims for payment of the outstanding accounts receivable with Sony totaling $2.5 million brought forward from 1998. The amount was written off against the sales return reserve booked in 1998. As of September 30, 1998, Southwall terminated all production of anti-reflective film for Sony, as mutually agreed under an amended Supply Agreement, and there were no further shipments to Sony.

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

              Except for the historical information contained herein, certain matters discussed in this Form 10-Q Report are forward-looking statements that involve risks and uncertainties, including those discussed below and in the Company's Annual Report on Form 10-K. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

         General

              The Company has experienced significant fluctuations in quarterly results of operations. Revenues have varied from quarter to quarter due, in part, to the timing of short-term sales contracts and the seasonal buying patterns for the Company's Heat Mirror(TM) products, which typically have been strongest in the second and third quarters. Sales of the Company's energy conservation products are significantly influenced by the residential and commercial construction industries. A reduction in construction has generally resulted in a reduction in the sales of the Company's Heat Mirror(TM) products.

              Historically, operating results have varied from quarter to quarter as a function of the utilization of the Company's production machines. In 1998, and in the first quarter of 1999, operating results were affected by process and machine problems resulting in quality issues associated with the anti-reflective film product manufactured in Tempe, Arizona. These problems have been corrected but the Company is continuing to bring new production machines online in Tempe and Dresden, Germany. Until all the new machines are in production, the Company will continue to experience minor production problems and inefficiencies. As a result of these factors, and in view of the Company's strategy of developing additional applications for its thin-film technology, and its ongoing practice of upgrading its manufacturing processes, the Company may continue to experience quarterly fluctuations in its results of operations.

              In 1995, Southwall started selling its anti-reflective film to Sony Corporation of Japan ("Sony") for use on computer monitor CRTs under a Supply Agreement. During the second quarter of 1999, the supply agreement between the Company and Sony was amended. As a result, the Company received purchase orders from Sony for a significantly reduced amount of product. As of September 30, 1999, Southwall terminated all production of film as mutually agreed in the amendment to the supply agreement and there have been no further shipments to Sony since.

              The Company has not experienced a significant amount of inventory obsolescence and believes that its inventory is recoverable. However, technological change, competition, loss of customers, reduction in demand, or other factors could result in the obsolescence of the Company's products.

              The Company believes that it must continue to increase revenues and improve manufacturing processes and yields to achieve sustained profitability. The Company expanded its capacity during the first quarter of 2000 by initiating limited production on the second production machine in Tempe and a third machine is slated for delivery during the third quarter of 2000. It is scheduled to commence production early in 2001.

              Additionally, the Company is building another production facility in Dresden, Germany that will house up to three production machines. The first production machine in Dresden is undergoing initial testing and is expected to begin limited production in the third quarter of 2000.

              The Company is constantly working to develop new applications, expand existing applications, and to expand international marketing and sales efforts. However, there can be no assurance that the Company will be successful in these efforts and continue to increase revenues.

         Three Months Ended April 2, 2000 and April 4, 1999

              Net revenues increased 62% to $17.6 million for the first three months of 2000, compared to $10.9 million for the similar period of 1999. The increase was primarily attributable to increased sales of $6.7 million for anti-reflective film. The increase in anti-reflective film sales was primarily due to the successful improvements to the production machines located in both Palo Alto and Tempe. Due to quality concerns, only a minimum amount was produced in the Tempe plant during the first quarter of 1999. Full production recommenced in March 1999 after re-certification.

              Cost of sales for the first quarter of 2000 was 70% of net revenue, compared to 82% for the similar period of 1999. The reduction in cost of sales was due to the production of anti-reflective film with improved yields and machine throughput during the first quarter of 2000. This compared to a loss of production capacity and product yields in Tempe during the first three months of 1999. Also, the costs for the Company's XIR(R) automotive film were slightly lower than those for the comparable quarter last year due to ongoing yield and throughput improvement programs.

               Research and development expenses were 8.6% of net revenues for the first three months of 2000, compared to 11.4% for the similar period in 1999. The absolute dollars increased to $1.5 million in the first quarter of 2000 from $1.2 million in the comparable period of 1999. The increase in 2000 is attributable to additional travel and personnel costs supporting the installation of the new productions machines in the Tempe, Arizona and Dresden, Germany plants. Also, during the current year's quarter, additional costs were incurred in the further development of the wide bandwidth antenna and the heatable windshield for automobiles using the Company's XIR(R) films.

              Selling, general and administrative expenses were 13.7% of net revenues in the first three months of 2000, compared to 18.1% for the similar period in 1999. The absolute dollars increased to $2.4 million for the first three months of 2000 from $2.0 million for the similar period in 1999. The increase in absolute dollars was primarily due to an increase in sales personnel and marketing materials to support the anticipated increasing production capacities. Since a significant portion of the Company's first quarter sales came from non-U.S. customers, travel and communication expenses also increased as the additional sales personnel devoted themselves to international sales.

              Net interest expense increased to $0.5 million for the first three months of 2000 compared to $0.3 million for the similar period of 1999 due to a decrease in interest income and an increase in borrowings from debt and bank credit lines. Debt increased to $35.3 million compared to $15.8 million for the similar period of 1999. These additional amounts were borrowed at average annual interest rates that are higher than the average annual rates paid previously.

              The effective tax rate differs from the federal statutory rate primarily as a result of the utilization of net operating loss carry forwards in 1997 and 1999 and the reserves established for deferred tax assets in 1998.

              As a result of the factors discussed above, the Company reported a pre-tax income of $0.9 million for the first three months of 2000, compared to a pre-tax loss of $1.5 million for the similar period in 1999.

         Liquidity and Capital Resources

              Cash and cash equivalents were $25 at April 2, 2000 and $1.8 million at December 31, 1999. The decrease in cash and cash equivalents was due to increases in both inventories and accounts receivables as well as expenditures for property and equipment that were partially offset by cash provided by financing and the net income for the quarter. Restricted cash (restricted for use only in the German production facility) was $3.1 million at April 2, 2000 and $1.9 million at December 31, 1999. The increase was due to proceeds from a loan from a German bank offset by progress payments for that plant.

              The $4.8 million in cash used in operating activities consisted primarily of an $8.6 million increase in inventories and accounts receivable offset by a $2.9 million increase in accounts payable and accrued liabilities, $1.2 million of depreciation and amortization and $0.9 million of net income for the quarter.

              Inventories increased to $13.2 million during the first three months of 2000 from $7.6 million at December 31, 1999 due to increased production throughput to meet anticipated increased sales. Accounts receivable increased to $14.5 million during the first three months of 2000 from $11.4 million at December 31, 1999 due to significant shipments during the month of March 2000. Accounts payable increased to $13.3 million during the first three months of 2000 from $9.8 million at December 31, 1999 due to an increase in the number of vendors with longer terms of settlement.

              Major components of the $3.5 million used in investing activities during the first quarter 2000 included $2.8 million for the new manufacturing building and two production machines located in Dresden (which the Company anticipates will begin limited production of automotive film products in the second half of 2000), and $0.7 million for the new production machines for the Tempe facility.

              The $6.6 million provided by financing activities include $6.0 million of short and long-term debt. $3.6 million of the long-term debt came from a German bank to provide progress payments on the Dresden plant.

              The Company has an $8.0 million receivable financing line of credit with a bank, which expires in June 2000 and bears interest at 12% per annum. There was $8.4 million of borrowing outstanding under this line of credit at April 2, 2000. The Company is currently negotiating with the bank to extend the line of credit for an additional year and to obtain an increase in the line amount.

              At April 2, 2000 the Company was not in compliance with some of the required financial covenants. However, the Company has received waivers for the breached financial covenant from corresponding creditors through the period June 30, 2001.

              The Company anticipates that it will spend approximately $17 million on new capital equipment in 2000 that includes $12 million for Dresden and $5.0 million for Tempe. The $12 million for Dresden will be used for progress payments for two new production machines (to be used for Heat Mirror XIR(R) automotive film products) and the completion of the building. The Company expects to finance its capital expenditures in Germany primarily with the receipt of foreign government grants and additional bank loans. In April 2000, the Company entered into additional financing in Germany, consisting of loans and grants of $2.9 million to finance additional equipment and furniture to bring the project to production readiness. The loans are payable after five years with quarterly payments of interest only during the initial five years. The interest rates will be determined at the time the Company draws down the loan amounts.

              The remaining $5.0 million of capital expenditures relates to a third production machine and other capital improvement projects in the Tempe facility, and, the Company expects, will be financed with the anticipated increase in the bank line of credit and funds generated from operations.

              The Company believes that existing cash, cash anticipated to be generated from operations, the anticipated extended line of credit, and the availability of foreign grants and additional bank loans, as discussed above, will be sufficient to meet the Company's operating cash requirements through fiscal 2000.

-
         Item 3 - Quantitative and Qualitative Disclosures about Market Risk:

              Disclosure about market risk is contained in the Company's Form 10-K for the year ended December 31, 1999 filed on April 6, 2000. Subsequent to such filing, no material developments have occurred with respect to the risks described therein.

                            PART II OTHER INFORMATION

         Item 1            Legal Proceedings and Other Matters

             Certain  litigation  filed against the Company was described  under
         Item 3 in the Company's Form 10-K filed on April 6, 2000. Subsequent to such filing, no material developments have occurred with respect to the litigation described therein.

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

                  Not applicable

         Item 3   Defaults upon Senior Securities

                  Not applicable

         Item 4   Submission of Matters to a Vote of Stockholders

                 No matters were submitted to a vote of security holders during the quarter ended April 2, 2000.

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


         Dated:  May 19, 2000

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