Form 10-Q/A
period 2000-04-02
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2000-05-22
CIK 813619

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

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                            Three Months Ended
                                                           April 2,    April 4,
                                                             2000        1999
                                                           --------    --------
Cash flows from (used in) operating activities:
    Net income (loss)                                      $    894    $ (1,519)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                             1,208       1,152
    Translation loss on foreign subsidiary                       (4)        --
    Decrease (increase) in accounts receivable               (3,048)      2,495
    Decrease (increase) in inventories                       (5,631)       (464)
    Decrease (increase) in other current assets                 124        (286)
    (Decrease) increase in accounts payable
      and accrued liabilities                                 2,915      (2,912)
                                                           --------    --------
Cash used in operating activities                            (3,542)     (1,534)
                                                           --------    --------
Cash flows from investing activities:
    Decrease (increase) in short-term investments              --             7
    Decrease (increase) in restricted cash                   (1,257)        --
    Expenditures for property and equipment
     and other assets                                        (3,536)     (2,530)
                                                           --------    --------
Net cash used in investing activities                        (4,793)     (2,523)
                                                           --------    --------
Cash flows from financing activities:
    Proceeds from long-term debt                              3,898          39
    Principal payments on long-term debt                     (1,073)       (388)
    Proceeds from bank line of credit                        11,933         500
    Principal payments on bank like of credit                (8,785)       --
    Repayment of stock option loans                             309        --
    Issuance of treasury stock, net                             284        --
                                                           --------    --------
Net cash provided by financing activities                     6,566         151
                                                           --------    --------


Net decrease in cash and cash
 equivalents                                                 (1,769)     (3,906)

Cash and cash equivalents, beginning of year                  1,794       4,136
                                                           --------    --------
Cash and cash equivalents, end of period                   $     25    $    230
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


         Restricted Cash


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


              The promissory note dated May 6, 1997 is payable to a bank. The note payments are guaranteed by Teijin Limited of Japan ("Teijin"), a stockholder and supplier of the Company. The Teijin guarantee is collateralized by certain equipment located in the Company's Tempe, Arizona manufacturing facility and inventory to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 0.4375%, (6.1313% at April 2, 2000), and the Company is subject to certain financial covenants. A loan guarantee service fee is payable to Teijin semi-annually on the outstanding balance at the rate of 0.5625%. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest for the remaining three and one half year term. Teijin also received warrants in 1997 to purchase 158,000 shares of the Company's Common Stock at $9.00 per share. These warrants expire on May 30, 2000. At April 2, 2000 the Company was not in compliance with certain of the financial covenants with Teijin, the guarantor, pertaining to this promissory note. The Company received a waiver from Teijin through June 30, 2001.

              During 1999, the Company entered into two equipment sale-leaseback agreements with a leasing company ("Lessor"). Because the Company has an option to purchase the equipment at a price to be determined between the Company and the Lessor at the end of the lease period, the sale-leaseback agreements have been treated as financing. One lease agreement has a lease term of three years and the other lease agreement has an initial lease term of two years with an option to extend it an additional year. At April 2, 2000, the Company had a total of $6,534 outstanding and due under the leases. The leases are collateralized by the leased equipment and certain other production equipment of the Company. The effective interest rate of both leases is approximately 13% per annum and they are repayable over their term commencing in May 2000. Additionally, the Company has provided the Lessor an irrevocable standby letter of credit in the amount of $0.5 million to collateralize all of the Company's obligations under these agreements. The letter of credit shall not expire before January 1, 2002. In addition, $1 million of the amount received from the Lessor is in an escrow account and will be released upon the Company meeting certain financial conditions. Due to the uncertainty of compliance with these financial conditions, the Company has classified the amount in escrow under non-current "Other Assets."

              On May 28, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $6.4 million (DM 12.5 million). Under the terms of this agreement, the funds will be used solely for capital investment by the German subsidiary. The term of the loan is for 20 years and the principal is repayable after the end of 10 years in 20 equal semi-annual payments. The loan bears interest at 7.10% per annum for the first ten years, and will be revised to the prevailing rate at the end of the tenth year. The loan is repayable in Deutschemarks.

              On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $2.9 million (DM 6.0 million). Under the terms of this agreement, the funds will be used solely for capital investment by the German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable after the end of 5 years in 10 equal semi-annual payments. The loan bears interest at 7.10% per annum for the first five years, and will be revised to the prevailing rate at the end of the fifth year. The loan is repayable in Deutschemarks.

              An additional loan for $733 (DM 1.5 million) was received from the German bank discussed above. This loan is an advance on a government grant to be received approximately August 2001. The proceeds of the grant are collateral for the loan and, per legal arrangement will be paid directly to the bank by the government. Payments of interest only are due until then @ 7.10% per annum.

              The preceding three loans are collateralized by the production equipment, building and land owned by the German subsidiary.

              On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $1.7 million (DM 3.3 million). Under the terms of this agreement, the funds will be used solely for capital investment by the German subsidiary. The principal balance is due in a single installment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly. 50% of the loan is restricted in an escrow account for the duration of the loan period and was, therefore, classified as a non-current "Other Asset." The loan is repayable in Deutschemarks.


              Other long-term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

              Principal reductions of long-term debt are scheduled as follows:

              Year                             Amount
              ----                             ------
              2000                           $  1,658
              2001                              4,538
              2002                              4,870
              2003                              4,073

              2004                              2,500
              2005                                  -
              Thereafter                        9,066
                                               ------
              Total                          $ 26,705
                                             ========

              The Company incurred total interest expense of $1,478 and $287 in the first quarter of 2000 and 1999, respectively. Of these amounts, the Company capitalized $1,065 and nil in the first quarter of 2000 and 1999, respectively as part of the costs related to the construction of new manufacturing facilities in Tempe and Dresden.


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

         Three Months Ended April 2, 2000 and April 4, 1999


              Net revenues increased 62% to $17.6 million for the first three months of 2000, compared to $10.9 million for the similar period of 1999. The increase was attributed to increased sales of $6.7 million for anti-reflective film. The increase in anti-reflective film sales was primarily due to the successful improvements to the production machines located in both Palo Alto and Tempe. Due to quality concerns, only a minimal amount was produced in the Tempe plant during the first quarter of 1999. Full production recommenced in March 1999 after re-certification.

              Cost of sales for the first quarter of 2000 was 70% of net revenue, compared to 82% for the similar period of 1999. The reduction in cost of sales was due to the production of anti-reflective film with improved yields and machine throughput during the first quarter of 2000. This compared to a loss of production capacity and product yields in Tempe during the first three months of 1999. Also, the costs incurred for the Company's XIR(R) automotive film were slightly lower than those for the comparable quarter last year due to ongoing yield and throughput improvement programs.

              Research and development expenses were 8.6% of net revenues for the first three months of 2000, compared to 11.4% for the similar period in 1999. The absolute dollars increased to $1.5 million in the first quarter of 2000 from $1.2 million in the comparable period of 1999. The increase in 2000 is attributable to additional travel and personnel costs supporting the installation of the new productions machines in the Tempe and Dresden plants. Also, during the current year's quarter, additional costs were incurred in the further development of the wide bandwidth antenna and the heatable windshield for automobiles using the Company's XIR(R) films.

              Selling, general and administrative expenses were 13.7% of net revenues in the first three months of 2000, compared to 18.1% for the similar period in 1999. The absolute dollars increased to $2.4 million for the first three months of 2000 from $2.0 million for the similar period in 1999. The increase in absolute dollars was primarily due to an increase in sales personnel and marketing materials to support the anticipated increase in production capacities. Since a significant portion of the Company's first quarter sales came from non-U.S. customers, travel and communication expenses also increased as the additional sales personnel devoted themselves to international sales.

              Net interest expense increased to $0.5 million for the first three months of 2000 compared to $0.3 million for the similar period of 1999 due to a decrease in interest income offset by an increase in borrowings from debt and bank credit lines. Debt increased to $34.7 million compared to $15.7 million for the similar period of 1999. These additional amounts were borrowed at average annual interest rates that were higher than the average annual rates paid previously.

              The effective tax rate differs from the federal statutory rate primarily as a result of the utilization of net operating loss carry forwards and the reserves established for deferred tax assets in 1998.


              As a result of the factors discussed above, the Company reported a pre-tax income of $0.9 million for the first three months of 2000, compared to a pre-tax loss of $1.5 million for the similar period in 1999.

         Liquidity and Capital Resources


              Cash and cash equivalents were $25 at April 2, 2000 and $1.8 million at December 31, 1999. The decrease in cash and cash equivalents was due to increases in both inventories and accounts receivables as well as expenditures for property and equipment that were partially offset by cash provided by financing and the net income for the quarter. Restricted cash (restricted for use only in the German project) was $3.1 million at April 2, 2000 and $1.9 million at December 31, 1999. The increase was due to proceeds from a loan from a German bank offset by progress payments for that plant.

              The $3.5 million in cash used in operating activities consisted primarily of an $8.6 million increase in inventories and accounts receivable offset by a $2.9 million increase in accounts payable and accrued liabilities, $1.2 million of depreciation and amortization and $0.9 million of net income for the quarter.


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


              Major components of the $4.8 million used in investing activities during the first quarter 2000 included $2.8 million for the new manufacturing building and two production machines located in Dresden (which the Company anticipates will begin limited production of automotive film products in the second half of 2000), and $0.7 million for the new production machines for the Tempe facility.


              The $6.6 million provided by financing activities include $6.0 million of short and long-term debt. $3.6 million of the long-term debt came from a German bank to provide progress payments on the Dresden plant.


              The Company has an $8.0 million receivable financing line of credit with a bank, which expires in June 2000 and bears interest at 12% per annum. There was $8.0 million of borrowing outstanding under this line of credit at April 2, 2000. The Company is currently negotiating with the bank to extend the line of credit for an additional year and to obtain an increase in the line amount.


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

              During the first quarter of 2000, the Company spent $3.5 million on new capital equipment. In April 2000, the Company entered into additional financing in Germany, consisting of loans and grants of $2.9 million to finance additional equipment and furniture to bring the project to production readiness. The loans are payable after five years with quarterly payments of interest only during the initial five years. The interest rates will be determined at the time the Company draws down the loan amounts.

              The remaining $5.0 million of capital expenditures relates to a third production machine and other capital improvement projects in the Tempe facility. The Company expects further capital expenditures to be financed by the anticipated increase in the bank line of credit and funds generated from operations.


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