Form 10-K405/A
period 1999-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2000-10-02
CIK 813619

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                   FORM 10-K\A

(MARK ONE)

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -       EXCHANGE ACT OF 1934

         For the fiscal year ended          December 31, 1999
                                   -------------------------------------------
                                                     OR
/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -       EXCHANGE ACT OF 1934

         For the transition period from __________ to _________

                         Commission file number 0-15930
                                                -------
                           SOUTHWALL TECHNOLOGIES INC.
                           ---------------------------
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

                   Yes                         No  X
                      -----                      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K\A or any amendment to this Form 10-K\A. [X]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on March 6, 2000 (based upon the closing sales price of the Common Stock on the NASDAQ National Market System on such date) was $ 88,212,860. For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of March 6, 2000, and Common Stock held by officers and directors of the registrant has been excluded in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

         The number of shares of the registrant's Common Stock outstanding on March 6, 2000 was 7,588,203.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement filed with the Commission in connection with the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K\A. With the exception of the portions of the Proxy Statement expressly incorporated into this Form 10-K\A by reference, the Proxy Statement shall not be deemed filed as part of this Form 10-K\A.

                           SOUTHWALL TECHNOLOGIES INC.

                         2000 FORM 10-K\A ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                    PAGE
ITEM 1      BUSINESS...................................................................................4

ITEM 2.     PROPERTIES.................................................................................8

ITEM 3.     LEGAL PROCEEDINGS..........................................................................9

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................9

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS......................11

ITEM 6.     SELECTED FINANCIAL DATA...................................................................11

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....12

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................18

ITEM 8.     FINANCIAL STATEMENTS......................................................................19

ITEM 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................39

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT............................................39

ITEM 11.    EXECUTIVE COMPENSATION....................................................................39

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................39

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................39

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................39

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

MARKETS AND PRODUCTS

     Southwall is currently supplying products for use in three broad markets: architectural glass (both commercial and residential), electronic displays and automotive glass. The Company's current commercial products include: (1) transparent coatings for use in conjunction with architectural and transportation glazing laminates and applied film to provide solar control to windows, (2) anti-reflective films, both OEM and after market, (3) its family of transparent Heat Mirror-TM- films for high performance architectural glazing applications, and (4) other commercial thin-film products.

BUILDING GLASS PRODUCTS

     The thin-film coated substrates we sell in this market are primarily used to control the transmission of heat through window glass and to limit ultra-violet light damage. The primary source of heat build-up and loss in buildings is through glass windows. According to The Freedonia Group, the market for new and replacement glass sold for use in residential buildings is expected to increase from approximately 2.1 billion square feet in 1998 to approximately
2.7 billion square feet in 2008. Also according to Freedonia, the market for new and replacement glass for use in commercial buildings is expected to increase from approximately 680 million square feet in 1998 to approximately 1.3 billion square feet in 2008.

     HEAT MIRROR-TM- - TRANSPARENT WINDOW INSULATION

     The Company offers a family of Heat Mirror-TM- films with various shading and insulating properties. Windows are primary areas of heat loss in winter and a major source of heat gain in summer. Windows containing Heat Mirror-TM-, while generally more expensive, have approximately double the insulating capacity of conventional double-pane windows, and transmit high levels of visible light with desired degrees of shading. Heat Mirror-TM- films, which are sold in rolls to window manufacturers, are suspended in the airspace between sealed double-pane residential and commercial windows. The Company has developed and patented this film-mounting technology, which it licenses to window fabricators. The Company currently offers a variety of different Heat Mirror-TM- films for residential and commercial architectural applications, including Heat Mirror-TM- with XUV fading protection.

     The Company believes that the Heat Mirror-TM- and Heat Mirror-TM-related Superglass-Registered Trademark- system is the most comprehensive window glass product available today, providing R-6 to R-10 insulation, transparent solar shading and protection from damaging ultraviolet radiation, while also reducing noise and condensation build-up. Sales of the Company's Heat Mirror-TM- products have been subject to seasonal buying patterns in the past.

     SOLAR-CONTROL FILMS FOR LAMINATED GLAZING APPLICATIONS

     The Company's Heat Mirror XIR-Registered Trademark- Coating solar-control film is a transparent, sputter-coated, polyester film used in laminated safety glass for architectural and transportation applications. The film has a patented, transparent solar-control coating on one side and a proprietary adhesion-promotion layer on the other side. This film is currently sold primarily to European OEM glass companies.

     APPLIED SOLAR-CONTROL FILMS

     Another glazing product utilizing the Heat Mirror XIR-Registered Trademark- coating is Solis/V-Kool solar-control film for the retrofit market for both architectural and automotive glass. The product is applied to existing windows and has a protective hard coat over the patented, transparent solar-control coating on one side and an adhesion layer on the other side.

     SILVER REFLECTOR FILMS

     Southwall markets these silver mirrored films to fluorescent reflector manufacturers for its reflective features in large screen televisions, and to other manufacturers for various applications including energy efficient lighting, primarily for the retrofit market in North America.

ELECTRONIC DISPLAY PRODUCTS

     The thin-film coated substrates we sell in this market primarily reduce glare caused by reflection from glass surfaces, improve contrast and image quality, and reduce electromagnetic emission and build up of static charge on computer display screens. Thin-film coated substrates are used in computer display tubes, or CDTs, liquid crystal and plasma displays, and in applications such as touch screens, wireless telephones and automated teller machines. The market for 17 inch and larger flat screen CDTs is anticipated to grow from 4 million units in 1999 to 32 million units in 2003, according to Stanford Resources, Inc.

     ANTI-REFLECTIVE FILM

     Southwall's anti-reflective films for computer monitor CRTs minimize reflection of ambient light, electromagnetic interference (EMI) radiation and static. This film is currently sold primarily to Mitsubishi Electric Corporation (MELCO) and Samsung Display Devices (Samsung) for use in their manufacturing of CRTs.

     TRANSPARENT CONDUCTORS

     Southwall currently markets several transparent conductive thin-films under the brand name ALTAIR-M-TM-. Transparent conductive thin films combine high visible light transmission with electrical conductivity and environmental stability. They are typically used where the circuit or conductive material must not obscure visual information behind the coating. ALTAIR-M-TM- films are sold in roll and sheet form for incorporation into such electronic devices as touch panels, liquid crystal displays and electroluminescent lighting and displays. ALTAIR-TM- films are also used in EMI shielding, infrared rejection and electrostatic discharge packaging applications.

AUTOMOTIVE GLASS PRODUCTS

     The Company's Heat Mirror XIR-Registered Trademark- Coating solar-control film is a transparent, sputter-coated, polyester film used in laminated safety glass for automotive applications.

     The thin-film coated substrates we sell in this market reflect infrared heat and reduce ultra-violet light. These coatings allow carmakers to use more glass and to increase the energy efficiency and comfort of their vehicles. We sell thin-film coated substrates in this market primarily to original equipment manufacturers for sale to European manufacturers of new cars. These products are used in cars manufactured by Mercedes Benz, Renault, Audi, BMW, Volvo, Volkswagen and the PSA Group, among other companies.

MANUFACTURING

     Six large-scale sputtering production machines, of which four are located in Palo Alto, California and two in Tempe, Arizona (one of which began production of anti-reflective film in the fourth quarter of 1997 and one of which began production of energy conservation products in the first quarter of
2000), currently provide most of the Company's sputtered thin-film coatings manufacturing capacity. One additional machine is slated for delivery to the Tempe facility during the second quarter of 2000 and is scheduled to commence production in 2001. The Company also uses two small-scale sputtering machines in Palo Alto for smaller production runs, and research and development projects. Also located in the Tempe facility is a wet coating and laminating machine, which is used to apply various topcoats and adhesives to film products and for lamination of liner films.

     Since June 1997 the Company has occupied a new 55,000 square foot leased facility in Tempe, Arizona. The cost of equipment and leasehold improvements for the facility totaled approximately $12 million. Financing of the project and related working capital requirements were secured through a combination of debt and equity. The Company borrowed $5 million from a lending institution during December 1996, and an additional $10 million through Sanwa Bank in April 1997, guaranteed by Teijin Limited of Japan, a raw material supplier to the Company. In addition, Teijin Limited purchased 667,000 shares of the Company's Common Stock at $7.50 per share, an aggregate of approximately $5 million.

     The latest production machine (PM#6) began to commercially produce limited amounts of film in Tempe in the first quarter of 2000. One additional machine, (PM#7), is slated for delivery in the second quarter of 2000 and is scheduled to commence production in 2001. Additionally, the Company is building a third manufacturing facility in Dresden, Germany, which is scheduled to commence production in the second half of 2000.

SOURCES OF SUPPLY

     The Company has more than one supplier for much of its raw materials and maintains inventories and close working relationships with its suppliers to ensure timely and reliable delivery. The substrates used in the manufacture of Heat Mirror-TM- and XIR-Registered Trademark- film are currently available only from a single source, Teijin Limited of Japan, holder of approximately 9% of the Company's Common Stock. In each case, an alternative source of supply is being pursued; however, there can be no assurance that alternative sources of supply will be successfully developed. Although the Company has not experienced major interruptions in production due to a shortage of raw materials, prolonged supply shortages would materially and adversely affect the Company's manufacturing operations, business and financial performance.

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

MARKETING AND CUSTOMERS

     The Company markets its products to OEMs in the United States, Canada, Europe, the Middle East and Asia principally through its own direct sales force and sales representatives. Mitsui has exclusive manufacturing and distribution rights for certain of the Company's electronic products in Japan using the Company's proprietary sputtering technology. Samsung is the Company's sales representative in Korea and China. Approximately 35%, 32% and 23% of the Company's net revenues resulted from sales to customers located in the United States in 1997, 1998 and 1999, respectively.

     Since 1992, the Company has maintained a European office to provide marketing, sales and field service support in Europe, primarily for the Company's Heat Mirror-TM- product line and, since 1995, for Heat Mirror XIR-Registered Trademark- film sold to automotive glass manufacturers.

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

     Southwall supplies Heat Mirror-TM- products to approximately 60 insulating glass and window fabricators and distributors worldwide. The Company's proprietary mounting technology is licensed to its customers, who must acquire or build specialized mounting equipment for the manufacture of Heat Mirror-equipped windows. The Company's field services organization trains customers in the manufacture of Heat Mirror-equipped windows.

     In North America, the Company also promotes its Heat Mirror-TM- product line through approximately 30 regionally based architectural sales representatives.

     The Company sells its aftermarket anti-reflective filters through Kensington Microwave Limited, a California based distributor with independent direct sales organizations.

     Southwall's products are sold with a limited warranty. During 1998 the Company did not experience significant product returns and the costs of its warranty programs were not substantial. However, in the fourth quarter of 1998 the Company discovered quality issues with certain anti-reflective ("AR") film manufactured in Tempe under an agreement with Sony and did not meet Sony's expectations. As a result, certain AR film in Tempe and at Sony's plant in Japan was affected by this problem. The Company reserved $4.0 million in the fourth quarter of 1998 to cover the inventory in Tempe and returns from Sony.

     A small number of customers have accounted for a substantial portion of the Company's revenues. The Company's seven largest customers accounted for 67% and 62% of net product sales in 1998 and 1999, respectively. One customer, Sony Corporation of Japan, accounted for 33% and 7% of net product sales in 1998 and 1999, respectively. In 1999, three customers accounted for approximately 39% of sales. Sekurit St. Gobain was approximately 18%, Pilkington was approximately 11% and MELCO was approximately 9%. The loss of any of these customers could have a materially adverse effect on the Company's operating results. The Company anticipates that customer concentration will continue for the foreseeable future.

     As of December 31, 1999, the Company's backlog was approximately $27 million. None of these orders are firm orders and are subject to cancellation. For those reasons, these orders should not be considered future revenues.

COMPETITION

     The thin-film coatings industry and the markets in which Southwall's customers compete experience rapid technological change. New equipment or process technologies that improve or change the methods of depositing films on substrates could materially adversely affect Southwall's revenues and operating results. Technological change in customers' markets may also result in obsolescence of the Company's products. Southwall's future success will depend, in large part, on its ability to anticipate technological change and to introduce new products.

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

ITEM 2.           PROPERTIES

     Southwall's administrative, marketing, engineering and manufacturing facilities are located in five buildings totaling approximately 119,000 square feet in Palo Alto, California and one building of approximately 55,000 square feet in Tempe, Arizona. The buildings in Palo Alto are occupied under leases that expire from 2002 to 2005, with options to extend some of these leases for terms expiring through 2009. The lease for the building in Tempe will expire in June 2007, with options through 2017. The Company believes that these facilities are suitable for its manufacturing requirements at least through 2001. However, should demand for the Company's products increase significantly, additional facilities could be necessary. The Company believes that such additional facilities could be available on commercially reasonable terms in locations other than near its Palo Alto headquarters. The Company began construction on a 60,000 sq. ft. building in Dresden, Germany in August 1999. This building, phase one of a two-phase process will contain up to three production machines. The first production machine will commence commercial production in November of 2000. The second production machine is scheduled to commence production in the first quarter of 2001. A third machine is anticipated but not yet scheduled.

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

     The Company has also been named a defendant in a lawsuit filed on March 9, 1998 by Richard McKernan in the Superior Court of California, County of Santa Clara. The lawsuit alleges certain strict product liability, fraudulent concealment, negligence and unfair business practice violations by the Company. A third amended complaint was filed on December 7, 1999, limiting the negligence claim to California class members. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

     The Company's German subsidiary is a defendant in a lawsuit filed by one of its suppliers on March 21, 2000 in a German court to seek payment of $922 for engineering services rendered in connection with developing the plans for a new plant. The Company issued letters of award to the plaintiff amounting to $256 prior to terminating plaintiff's services for not meeting the Company's expectations. The plaintiff claims fees for services rendered, including the costs of significant modifications and revisions requested by the Company calculated in accordance with the German Federal Schedule of Architects' fees. The plaintiff further alleges that the Company utilized plaintiff's planning work in further developing the plant. The Company believes that the suit is without merit and intends to vigorously defend its position. Although the Company believes that it will prevail, a $256 portion of the claim was accrued as a liability on the December 31, 1999 balance sheet as it is likely that this amount will be awarded to the plaintiff.

     In August 2000, the Company, its Chief Executive Officer, Thomas P. Hood, and former Chief Financial Officer, Bill R. Finley, have been named as defendants in seven lawsuits, all filed in the United States District Court for the Northern District of California (Docket Nos: C-00-2792-MMC; C-00-2795-BZ; C-00-2834-SC; C-00-20856-EAI; C-00-3007-EDL; C-00-3027-JCS; and C-00-3079-MMC)
(the "Actions") all alleging violations of the federal securities laws. Each of the plaintiffs in the Actions alleges that he purchased shares in the Company and seeks to represent a class of shareholders who purchased shares during the period April 26, 2000 through August 1, 2000, such dates constituting the period from the Company's release of its financial results for the first quarter of FY 2000, to the date that it issued its press release announcing that it would be restating its financial statements for that quarter. The substantive allegations in each of the Actions are essentially the same, i.e., that the defendants knew, or were reckless in not knowing, that the Company's first quarter financial statements were in error and violated Generally Accepted Accounting Principles, and that as a result the putative class members purchased stock at artificially inflated prices and were damaged. It is anticipated that the Actions will be consolidated into a single action by the filing of an Amended Consolidated Complaint. No pleading in response to the Actions is yet due. The Company believes the Actions to be wholly without merit and intends to defend them vigorously.

     In the third quarter of 2000, the Company was named a co-defendant, along with a glass manufacturer, in a legal suit brought by certain contractors. The contractors alleged the insulating glass units (`IGU') installed at an airport project, which incorporated the Company's insulation film, have failed. The Company is in the process of assessing the claim and expects to vigorously defend this suit.

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


Thomas G. Hood             44       President, Chief Executive Officer and Director

Robert R. Freeman          58       Senior Vice President, Chief Financial Officer and Secretary

Eric Buonassisi            53       Senior Vice President, Marketing and Sales

Sicco W.T. Westra          49       Senior Vice President, Engineering and Product Development

Catherine B. Poliak        42       Vice President, Human Resources

Vahid Ghassemian           43       Senior Vice President, Operations

     THOMAS G. HOOD has served as the Company's President and Chief Executive Officer since July 1998 and as a member of the Board of Directors of the Company since March 1998. From March 1998 until July 1998, he served as Interim President and Chief Executive Officer. From July 1996 to March 1998, he served as Senior Vice President, General Manager, Energy Products Division. From January 1995 to July 1996, he was Vice President General Manager, International Operations, and from October 1991 to January 1995, he was Vice President, Marketing and Sales. Mr. Hood has an MS degree in Mechanical Engineering from New Mexico State University.

     ROBERT R. FREEMAN has been Senior Vice President, Chief Financial Officer and Secretary since September 2000. Prior to that, from May 1999 to June 2000 he served as Senior Vice President, Chief Financial Officer of Rosendin Electric, Inc. From August 1993 to April 1999 he served as Senior Vice President, Chief Financial Officer of Helix Electric, Inc. Mr. Freeman has an MBA from the University of Southern California.

     ERIC BUONASSISI has been Senior Vice President, Marketing and Sales, since January 2000. From March 1997 until January 2000, he was a partner at the Magellan Consulting Group. From July 1996 to March 1997, he served as President of the Proteus Consulting Group. From January 1994 to July 1996, he was Chief Operating Officer for Visucom Systems, Inc. Mr. Buonassisi has an MBA from the University of Delaware and a BS degree in Chemical Engineering from the Pennsylvania State University.

     DR. SICCO W. T. WESTRA has been Senior Vice President, Engineering and Product Development since August 1998. Prior to that, from February 1998 until August 1998 he served as Director of Global Production Management for Applied Materials, Inc. From March 1994 to August 1998, he served as a Manager of Business Development for BOC Coating Technology, Inc. Dr. Westra has a Ph.D. and an MS degree in Physical Chemistry from the University of Leiden in The Netherlands.

     CATHERINE B. POLIAK has been Vice President, Human Resources since January 1994. Ms. Poliak has an MBA from the Santa Clara University.

     VAHID GHASSEMIAN has been Senior Vice President, Operation, since May 1999. From January 1999 until May 1999, he served as the President of NexGen Storage Technologies. From January 1998 until December 1998, he served as the Senior Vice President of Operations for Kobe Precision, Inc. From 1991 until January 1998 he served as Executive Vice President and Chief Operating Officer of Akashic Memories. Mr. Ghassemian has a BS degree in Mechanical Engineering from the University of Texas.

     Effective August 31, 2000 Southwall Technologies terminated the employment of Bill R. Finley, the former Chief Financial Officer.

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

          1998 by Quarter                  High                      Low
          ---------------                  ----                      ---
                1st                        $8.63                    $6.63
                2nd                        $7.25                    $5.00
                3rd                        $5.50                    $4.37
                4th                        $6.00                    $4.00

          1999 by Quarter                  High                      Low
          ---------------                  ----                      ---
                1st                        $3.77                    $3.52
                2nd                        $3.45                    $3.20
                3rd                        $4.68                    $4.39
                4th                        $4.40                    $4.08

     The Company has not paid cash dividends and has no present plans to do so. There were approximately 280 stockholders of record at December 31, 1999.

ITEM 6.           SELECTED FINANCIAL DATA                   Year Ended December 31,
                                                            -----------------------

                                       1995          1996           1997           1998           1999
                                       ----          ----           ----           ----      (Restated)(3)
                                                                                             -------------
                                                    (In thousands, except per share data)
Statement of Operations Data:
-----------------------------
Net Revenues                           $33,501      $41,720       $50,089         $50,033       $54,598
Income (loss) from operations (1)(2)       726        2,568         2,446          (7,130)         (527)
Net income (loss)                          633        2,427         2,281          (7,869)       (1,865)
Net income (loss) per share:
     Basic                                0.11         0.39          0.32           (1.03)        (0.25)
     Diluted                              0.10         0.35          0.29           (1.03)        (0.25)

Weighted average shares of common
stock and common stock equivalents:
     Basic                               5,880        6,200         7,107           7,608         7,421
     Diluted                             6,218        7,034         7,799           7,608         7,421

(1) Year 1997 includes $1.6 million of start up costs related to the new manufacturing facility in Tempe, Arizona.

(2) Year 1998 includes $4.0 million of charges during the fourth quarter related to quality issues of the anti-reflective film product for Sony Corporation.

(3) Restated as described in Item 7, and Note 11 in Item 8 - Consolidated Financial Statements of this Form 10K\A.

                                                               December 31
                                                               -----------
                                  1995           1996             1997           1998               1999
                                  ----           ----             ----           ----               ----
Balance Sheet Data:                                                                            (Restated)(3)
-------------------                                                                            -------------
Working capital                 $9,724        $15,846          $23,999        $(4,256)           $(11,699)
Total assets                    34,105         42,509           61,469         54,019              70,142
Long-term obligations            2,890          6,591           15,539            141              10,000
Stockholders' equity            23,914         27,597           35,740         25,817              24,580

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, certain matters discussed in this Form 10-K/A Report are forward-looking statements that involve risks and uncertainties, including those discussed below. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-K/A Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

General

     We are a designer and manufacturer of technologically advanced thin-film coatings that selectively absorb, reflect or transmit light and electromagnetic and infrared emissions. Our products are used in a number of electronic, automotive and building products to enhance optical and thermal performance characteristics, improve user comfort and reduce energy costs. From our founding in 1979 through the early 1990's, we developed and produced thin-film coated substrates primarily for residential and commercial buildings, and for military applications. In the early 1990's, we began to develop products for the electronic display and automotive markets.

     In 1996, we realized our first material revenue from the electronic display and automotive markets. Currently, electronic display products account for almost one-half of our revenues. We expect most of our revenue growth to continue to come from the electronic display and automotive markets.

     Several factors affect our gross margins, including manufacturing efficiencies, product mix, product differentiation, inventory management, volume pricing, and the start-up of equipment and new plants. Over the past several years, each of these factors has contributed to margin volatility as we have added new capacity to meet the demand of our electronics and automotive markets.

Capital Expenditures

     In 2000, we expect to spend approximately $14.0 million for capital expenditures to increase production capacity. From the time we order a new production machine, it typically takes 12 to 18 months until we are able to produce in commercial volumes. The last six months of this period are typically spent testing the machine to make sure it meets our product quality requirements and those of our customers. During this period the new production machines typically produce minimal revenues. In accordance with generally accepted accounting principles, all substrate, target and material costs incurred prior to a machine beginning any commercial production are expensed as incurred and classified as costs of sales. In addition, interest costs associated with borrowings for capital expenditures are capitalized until these assets begin commercial production.

     In the first quarter of 2000, our second machine at Tempe (PM 6) began to produce limited amounts of film for commercial use. An additional machine (PM 7) was delivered to Tempe in the third quarter of 2000. This production machine is expected to commence commercial production in 2001. Additionally, we took possession of our new facility in Dresden in May 2000, which will contain two new production machines (PM 8 and PM 9) by the end of 2000. We expect these two production machines to commence commercial production in the second half of 2000 and the first half of 2001, respectively.

     In general, we have experienced significant start-up costs in connection with bringing new production machines into commercial viability. In 1998, our operating results were adversely affected by quality problems associated with the electronic display film product produced by a new production machine (PM 5) in Tempe. In the fourth quarter of 1998, we discovered quality issues with product that had been shipped to Sony and other electronic display film that was still in inventory in Tempe that did not meet Sony's specifications. We recorded a $4.0 million provision in the fourth quarter of 1998 to account for product returns from Sony and the related write-off of inventory. During 1999, we continued to experience ongoing production problems with the Sony electronic display film. In March 1999, we amended the terms of the supply agreement to eliminate purchase and supply requirements. Sales to Sony through the first three quarters of 1999 declined significantly. We discontinued the manufacture and sale of coated anti-reflective film to Sony in September 1999.

     Due to the unprofitable relationship with Sony and our increased capital expenditures, we have been operating with minimal cash balances. We have been using cash available from operations, German government grants, bank borrowings and other long-term debt to finance our increased capital expenditures.

Restatement of 1999 Financial Statements

     On August 1, 2000, the Company announced that it expected to restate its previously issued first quarter interim results and that there would be a delay in the issuance of the second quarter results. Subsequently, the Company determined that previously issued 1999 financial statements required restatement for the following items: under recognition of expenses ($1,142,000); deferral of revenue recognition ($733,000); and recognition of the settlement of a lawsuit in March 2000 ($500,000). The Company also reclassified to restricted cash that portion of cash, ($1,883,000) that is restricted to payments for the facility in Germany. The Company further reclassified long-term debt ($12,084,000) to current liabilities to the extent that it cannot determine if it can meet the covenants.

     The following table sets forth for the periods indicated the percentage relationship to revenues of expenses and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-K\A.

                                         PERCENTAGE OF TOTAL REVENUES


                                                 December 31,
                                                 ------------
                                          1997         1998     1999
                                          ----         ----  (Restated)
                                                               Note 11
                                                               -------
Net revenues                              100.0       100.0      100.0

Costs and expenses:
     Cost of sales                         67.2        88.4       74.6
     Start-up costs -- Tempe                3.2          --         --
     Research and development               6.2         7.7        9.6
     Selling, general and                  18.4        18.1       15.9
         administrative
     Legal settlement                        --          --        0.9

Total costs and expenses                   95.1       114.2      101.0

Income (loss) from operations               4.9       (14.2)      (1.0)


Interest expense, net                        --        (1.4)      (2.4)

Income (loss) before income tax             4.8       (15.6)      (3.3)

Provision for income taxes                  0.3         0.1        0.1

Net income (loss)                           4.6       (15.7)      (3.4)


Results of Operations

Fiscal 1998 Compared to Fiscal 1999

Net revenues

     Net revenues increased $4.6 million or 9.1% from $50.0 million in 1998 to $54.6 million in 1999. In 1999, Sale of our automotive glass film increased $6.6 million, primarily due to the receipt of a significant purchase order from a European automobile glass OEM. This was offset by a reduction of sales for electronic display film of $1.4 million and architectural glass of $0.7 million. The reduction of sales in electronic display film is a result of the cancellation of the Sony contract, offset by new contract sales to MELCO and Samsung for use in their manufacturing of CRTs.

Costs and expenses

Cost of sales

     Cost of sales expense consists primarily of materials, production labor and machine overhead. Cost of sales decreased $3.5 million, or 8.0% from $44.3 million in 1998 to $40.7 million in 1999. 1998 cost of sales included a $1.7 provision related to the product produced for Sony (See Note 9 to the Consolidated Financial Statements). Excluding the provision for Sony, cost of sales for 1998 was 85.1% of net revenues compared to 74.6% of net revenues for 1999. The decrease was attributable to the resumed production of PM5 in the Tempe facility and improved throughput and yields of our products in 1999.

Research and development expenses

     Total research and development expenses increased $1.3 million, or 35.8%, from $3.9 million in 1998 to $5.2 million in 1999. Research and development expenses, as a percentage of net revenues, increased from 7.7% for 1998 to 9.6% for 1999. The increase in these expenses was primarily attributable to costs associated with re-certifying PM 5 for commercial production, the costs associated with retrofitting PM 1, and the costs incurred to design and install two new production machines (PM 6 and PM 8).

Selling, general and administrative expenses

     Selling, general and administrative expenses decreased $0.4 million, or 4.2%, from $9.0 million in 1998 to $8.6 million in 1999. Selling, general and administrative expenses, as a percentage of net revenues, decreased from 18.1% in 1998 to 15.9% in 1999. The primary reason for the decrease in these expenses was the elimination of certain positions related to the sales and service functions for after-market building products. In 1999, we contracted with an independent distributor that agreed to perform these functions.

     The Company accrued $500,000 as of December 31, 1999 for the settlement of a lawsuit in March 2000 (See Note 9 of Item 8).

Income (loss) from operations

     Loss from operations decreased $6.6 million from a loss of $7.1 million for 1998 to a loss of $0.5 million for 1999. Decreased loss from operations was primarily due to increased sales of automotive products, the adverse affect on 1998 results of the provision for Sony and the discontinuance of unprofitable sales of electronic display products to Sony.

Interest income (expense), net

     Net interest expense increased $0.6 million from $0.7 million for 1998 to $1.3 million for 1999, primarily due to our borrowing approximately $13.6 million of additional debt and overall higher interest rates.

Income (loss) before provision for income taxes

     We reported a pre-tax loss of $7.8 million for 1998, compared to a pre-tax loss of $1.8 million for 1999. Our lower loss in 1999 was primarily due to the increase in sales of automotive products and the elimination of unprofitable electronic display product sales to Sony.

Fiscal 1997 Compared to Fiscal 1998

Net revenues

     Net revenues decreased by $0.1 million, or 0.1%, from $50.1 million in 1997 to $50.0 million in 1998. Sales of our automotive glass products in 1998 increased approximately $6.2 million from 1997. Sales to an OEM glass manufacturer increased by $8.1 million, partially offset by a decrease of $1.9 million in sales to GMX as a result of the economic recession in Asia. Sales of our electronic display products in 1998 decreased by $5.0 million primarily due to a reduction in sales to Sony of approximately $3.0 million and a provision of $2.3 million related to the return of product from Sony. This decrease was partially offset by sales to one new customer of approximately $2.6 million.

Costs and expenses

Cost of sales
     Cost of sales increased $10.6 million, or 31.4%, from $33.7 million in 1997 to $44.3 million in 1998. As a percentage of net revenues, cost of sales for 1997 was 67.2% compared to 88.4% for 1998. The increase was primarily due to the write-off of anti-reflective film produced for Sony in 1998 and low yields on electronic display products manufactured for Sony in Tempe in 1998.

Research and development expenses

     Research and development expenses increased by $0.7 million, or 24.0%, from $3.1 million in 1997 to $3.9 million in 1998. Research and development expenses, as a percentage of net revenues, increased from 6.2% for 1997 to 7.7% for 1998. The increase was largely attributable to the hiring of 19 additional research and development personnel to support increased new product development, primarily in film for new electronic display, laminated automotive and Solis products.

Selling, general and administrative expenses

     Selling, general and administrative expenses decreased $0.2 million, or 1.8%, from $9.2 million in 1997 to $9.0 million in 1998. As a percentage of net revenue, these expenses decreased from 18.4% in 1997 to 18.1% in 1998. The decrease in these expenses was due to a reduction in administrative personnel and cost control measures adopted in the second half of 1998.

Income (loss) from operations

     Income from operations decreased $9.6 million from a profit of $2.4 million for 1997 to a loss of $7.1 million for 1998. The principal reason for the loss in 1998 was the $4.0 million provision for products produced for Sonly and low production yields associated with the manufacture of electronic display product for Sony.

Interest income (expense), net

     Net interest expense increased from an immaterial amount in 1997 to $0.7 million for 1998 primarily due to higher average outstanding borrowings in 1998.

Income (loss) before provision for income taxes

     We reported pre-tax income of $2.4 million for 1997, compared to a pre-tax loss of $7.8 million for 1998. The principal reason for the loss in 1998 was the $4.0 million provision for products for Sony and low production yields associated with the manufacture of electronic display product for Sony.

Liquidity and Capital Resources

Capital expenditures

     Since 1998, we have used borrowings, German government grants and cash from operations to fund our capital expenditures. During 1999, we invested approximately $24.0 million in capital expenditures, including approximately $13.5 million of progress payments for our new manufacturing facility and first production machine (PM 8) in Dresden, approximately $7.5 million for two new production machines (PM 6 and PM 7) and leasehold improvements for our Tempe facility, and approximately $2.5 million for the upgrade of two production machines (PM 1 and PM 2) in Palo Alto. These investments were financed by $10.5 million of short and long-term debt, $6.6 million in sales-leaseback financings, $4.9 million in German government grants, and $4.5 million of cash from operations. The German government grants subject us to a number of covenants (See Note 5 of Item 8).

     We anticipate spending approximately $14.0 million for capital expenditures in 2000, approximately $12.0 million of which will consist of final progress payments on our two new production machines (PM 8 and PM 9) in Dresden and the completion of our Dresden facility. We expect to finance our capital expenditures in Germany primarily through the receipt of additional bank loans and the release of $3.1 million of cash currently restricted by the German government to use in the financing the completion of our Dresden facility.

     We expect to limit spending for capital expenditures on PM 7 and leasehold improvements at Tempe. We anticipate these expenditures will only commence with an increased line of credit, additional equipment financing or sufficient cash generated from operations.

Liquidity

     Operating activities generated $4.3 million in net cash in 1998 and $4.5 million in 1999. In addition, $1.0 million of proceeds from a sale-leaseback transaction in 1999 was withheld by the lessor and classified in "Other assets". Furthermore, 50% of the proceeds from a $1.7 million loan from a German bank are restricted in an escrow account for the duration of the loan period and also classified in "Other assets." The Company also reclassified to "Restricted cash" that portion of cash, $1.9 million that is restricted to payments for the facility in Germany. Capital expenditures were approximately $7.2 million in 1998 and $24.0 million in 1999. The Company reduced borrowings $1.3 million and repurchased stock for $2.9 million in 1998. In 1999 the Company received $4.9 million from foreign government grants and $13.6 million from net increased borrowings.

     The following table sets forth the material terms of our short and long-term indebtedness at December 31, 1999:

                                                         Balance at
Description                                          December 31, 1999        Interest Rate       Maturity
-----------                                          -----------------        -------------       --------
  Financing Line of Credit....................                $4,920                0.088%        June 2001
                                                              ======               monthly
  Long term debt
      Promissory note dated December 16, 1996.                 1,312                  9.7            (1)
      Promissory note dated May 6, 1997.......                10,000            LIBOR + .4375        (2)
      Sales-leaseback agreement dated July 19, 1999            2,990                 13.0            (3)
      Sales-leaseback agreement dated October 19,
      1999....................................                 3,600                 13.0            (4)
      German bank loan dated May 28, 1999.....                 4,397                 7.1             (5)
      German bank loan dated May 12, 1999.....                     -                 7.1             (6)
      German bank loan dated August 14, 1999                   1,699                 5.8          June 2009
      Other equipment financings..............                   177                 ---             ---
                                                             -------
         Total long-term debt.................                24,175
         Less current portion.................                14,175
                                                             -------
                                                             $10,000
                                                             =======

(1) We are required to make 48 equal monthly principal payments through December 2000.

(2) We are required to make equal semi-annual repayments from November 2000 through November 2002.

(3) We are required to make equal monthly principal payments over the 36-month term of this financing.

(4) We are required to make equal monthly principal payments over the 24-month term of this financing.

(5) We are required to make equal semi-annual principal payments beginning ten years from the date of the loan through May 2019.

(6) We are required to make equal semi-annual principal payments beginning five years from the date of the loan through May 2009.

     We have granted the lender of the financing line of credit a security interest in our receivables, inventory and other assets not otherwise collateralized. Our loans from German banks also subject us to covenants, including covenants relating to the progress of the development of our Dresden facility and the minimum number of our employees at Dresden by 2003. We have granted the German banks security interests in our Dresden facility and the assets located at the facility.

     The promissory note dated December 16, 1996 is payable to a leasing company. The borrowings are collateralized by certain production equipment and subject us to certain financial covenants. At July 2, 2000, we were not in compliance with certain of these financial covenants. We received a waiver from the leasing company for failure to comply with these covenants through the remaining term of the loan.

     The promissory note dated May 6, 1997 is payable to a bank and guaranteed by Teijin Limited, a stockholder and one of our suppliers. The Teijin guarantee is secured by PM 5 and our inventory to the extent necessary to cover 120% of the outstanding loan balance based on the net book value of the inventory. The guarantee subjects us to certain financial and other covenants, including covenants relating to our tangible net worth, our debt to tangible net worth, and the ratio of our cash, cash equivalents and short term investments to our total current liabilities. At December 31, 1999, we were not in compliance with the financial covenants relating to the ratio of our debt to equity and the ratio of our cash, cash equivalents and short-term investments to current liabilities. Teijin delivered to us a waiver of these covenants at December 31, 1999 and through October 1, 2001.

     We have provided the lessor under our sales-leaseback financings a $0.5 million irrevocable standby letter of credit to collateralize our obligations under the sales-leaseback agreements. The letter of credit will not expire before January 1, 2002. In addition, $1.0 million of the amount received from the lessor is in an escrow account and will be released upon our meeting certain financial conditions.

Loan Covenants

     Pursuant to the loan and or lease agreements listed above, and related terms, conditions and covenants we requested and received waivers from the financial institutions, except the German bank loans and sales-leaseback agreements as discussed below, related to the Company's default or event of default pursuant to these respective agreements or otherwise arising in connection with the Company's requirement to restate prior financial periods, the financial position of the Company reflected in such restated financial statements, the Company's failure to file its Form 10-Q for the second quarter of 2000 in a timely manner and trading halts or other actions taken or threatened to be taken by NASDAQ, or any law suits filed or threatened to be filed in connection with such restatements or late filings.

     The Company has received from the German banks a waiver of the Events of Default pursuant to the agreements but the German banks did not provide a waiver of the Events of Default or any rights it may have with respect to any further material adverse change in the financial condition of the Company resulting from the Events of Default and the German banks have reserved the right to terminate the loan agreements after the third and fourth quarter of 2000 if the expectations relating to turnover and profit as provided by the Company don't occur and provide a cause for termination. The Company cannot currently determine with reasonable certainty whether it will be able to comply with these provisions and accordingly has reclassified these loans from long-term to current liabilities in the balance sheet.

     Also the Company is in discussions with the leasing company for the sale-leaseback agreements dated July 19, 1999 and October 19, 1999 concerning a waiver of Events of Default related to the material adverse change discussed above. The Company cannot currently determine with reasonable certainty whether it will obtain such waiver and accordingly has reclassified these agreements from long-term to current liabilities in the balance sheet.

Going Concern

     On July 12, 2000, the Company's receivable financing line of credit was increased to $12.0 million. This increase will expire September 30, 2000, at which time the credit limit will be reduced to $10.0 million. The Company is exploring other potential revolving credit arrangements, although no assurance can be given that it will succeed. In addition, the Company's promissory note dated December 16, 1996 will be fully repaid by November 2000. The Company is seeking new equipment financing to replace this loan, using its underlying security as collateral.

     These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has significant current and long-term debt containing certain covenants with which the Company has not complied requiring the Company to obtain waivers and to classify as a current liability the debt for which waivers have not been obtained, and on-going capital commitments for debt service, manufacturing facilities and equipment that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result of this uncertainty, the Company may not be able to carry out all of its proposed capital expenditures or to otherwise finance its operations as currently proposed. The Company believes that it will need additional financing to meet its operating cash requirements through 2000 and beyond. However, the Company can give no assurances it will be successful in obtaining the required additional financing and cash from operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

     FINANCING RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's term loans which are tied to the London Interbank Offered Rate ("LIBOR") and bank line of credit which is tied to the prime rate. The Company's German subsidiary also has several fixed-rate term loans that are denominated and repayable in Deutschemarks. Fluctuations in interest rates may adversely impact the interest expense expected for the Company. The effect of interest rate fluctuations on the Company in 1999 was not material.

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

ITEM 8.    FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Southwall Technologies Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows, present fairly, in all material respects, the financial position of Southwall Technologies Inc. (the "Company") and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has experienced recurring losses from operations, has significant current and long-term debt containing certain covenants with which the Company has not been in compliance requiring the Company to obtain waivers and to reclassify as a current liability the debt for which waivers have not been obtained, and significant capital commitments for debt service, manufacturing facilities and equipment that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As indicated in Note 11, the Company restated its 1999 financial statements.

PricewaterhouseCoopers LLP
San Jose, California
March 3, 2000 except as to
Notes 4, 9, 11 and 12, which
are as of September 28, 2000

                           SOUTHWALL TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS
         (dollars and shares in thousands, except for per share amount)

                                                                      ASSETS
                                                                    December 31,
                                                               1 9 9 8       1 9 9 9
                                                               --------      --------
                                                                            (Restated)
Current assets:                                                              Note 11
    Cash and cash equivalents                                  $  4,136      $  1,772
    Restricted Cash                                                   -         1,883
    Short-term investments                                            7             -
    Accounts receivable, net of allowance
      allowance for bad debts of $845 and $875                   12,355        11,129
    Inventories, net                                              6,057         7,221
    Other current assets                                            813         1,294
                                                               --------      --------
        Total current assets                                     23,368        23,299

Property, plant and equipment, net                               29,068        43,533
Other assets                                                      1,583         3,310
                                                               --------      --------
        Total assets                                           $ 54,019      $ 70,142
                                                               ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit                                          $    -      $  4,920
    Accounts payable                                              6,307         9,775
    Accrued compensation                                          2,265         1,817
    Other accrued liabilities                                     3,655         4,311
    Current portion of long-term debt                            15,397        14,175
                                                               --------      --------
    Total current liabilities                                    27,624        34,998

Long-term debt                                                      141        10,000
Other                                                               437           564
                                                               --------      --------
        Total liabilities                                        28,202        45,562
                                                               --------      --------
Stockholders' equity:
    Common stock, $0.001 par value, 20,000 shares
        authorized; issued and outstanding 7,889 and 7,889            8             8
    Capital in excess of par value                               52,181        51,771
    Less cost of treasury stock, 565 and
        371 shares outstanding                                   (2,852)       (1,888)
        Notes receivable                                         (1,020)         (906)
    Other Comprehensive Income
        Translation loss on subsidiary                                -           (40)
    Accumulated deficit                                         (22,500)      (24,365)
                                                               --------      --------
        Total stockholders' equity                               25,817        24,580
                                                               --------      --------
             Total liabilities and
                stockholders' equity                           $ 54,019      $ 70,142
                                                               ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            (dollars and shares in thousands, except per share data)


                                                   Year Ended December 31,
                                                   -----------------------

                                             1 9 9 7       1 9 9 8       1 9 9 9
                                             --------      --------      --------
                                                                        (Restated)
                                                                         Note 11
Net revenues                                 $ 50,089      $ 50,033      $ 54,598
                                             --------      --------      --------

Costs and expenses:
     Cost of sales                             33,669        44,253        40,706
     Tempe start up costs                       1,641             -             -
     Research and development                   3,117         3,864         5,249
     Selling, general and administrative        9,216         9,046         8,670
     Legal settlement                               -             -           500
                                             --------      --------      --------
              Total costs and expenses         47,643        57,163        55,125
                                             --------      --------      --------

Income(loss) from operations                    2,446        (7,130)         (527)

Interest income(expense), net                     (20)         (681)       (1,288)
                                             --------      --------      --------

Income(loss) before provision
     for income taxes                           2,426        (7,811)       (1,815)

Provision for income taxes                       (145)          (58)          (50)
                                             --------      --------      --------

Net income(loss)                             $  2,281      $ (7,869)     $ (1,865)
                                             ========      ========      ========

Net income(loss) per share:
     Basic                                   $   0.32      $  (1.03)     $  (0.25)
     Diluted                                 $   0.29      $  (1.03)     $  (0.25)

Weighted average shares of common stock
  and dilutive common stock equivalents:
     Basic                                      7,107         7,608         7,421
     Diluted                                    7,799         7,608         7,421

The accompanying notes are an integral part of these consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)


                            Common Stock     Capital in                                      Other          Total
                           ---------------   Excess of    Notes      Accumulated Treasury Comprehensive Stockholders  Comprehensive
                           Shares   Amount   Par Value   Receivable    Deficit    Stock      Income        Equity      Income (Loss)
                           ------   ------   ---------   ----------    -------    -----      ------        ------      -------------
Balance at Dec. 31, 1996    6,917        $7    $46,673       $(596)   $(16,912)   $(1,575)    $           $27,597

Shares issued through:
   Interest paid with
    stock                                           69                                116                     185
   Exercise of options         52                 (191)                               811                     620
   Sale of stock, net         667         1      4,930                                                      4,931
   Sales to employees
    under stock purchase
     plan                                           32                                154                     186
Stock option loans, net                                        (60)                                           (60)
Net income                                                               2,281                              2,281        2,281
                            --------------------------------------------------------------------------------------------------

Balance at Dec. 31, 1997    7,636         8     51,513        (656)    (14,631)      (494)                 35,740        2,281
                                                                                                                         =====

Shares issued through:
   Interest paid with
    stock                                           24                                162                     186
   Exercise of options        221                  505                                406                     911
   Sales to employees
    under stock purchase
     plan                      32                  139                                                        139
Repurchase of stock                                                                (2,926)                 (2,926)
Stock option loans, net                                       (364)                                          (364)
Net loss                                                                (7,869)                            (7,869)      (7,869)
                            --------------------------------------------------------------------------------------------------

Balance at Dec. 31, 1998    7,889         8     52,181      (1,020)    (22,500)    (2,852)                 25,817       (7,869)
                                                                                                                         =====
Shares issued through:
   Interest paid with
    stock                                          (55)                               148                      93
   Exercise of options                            (264)                               607                     343
   Sales to employees
    under stock
    purchase plan                                  (81)                               181                     100
   Issuance of stock for
    bonuses                                        (10)                                28                      18
   Stock option loans, net                                     114                                            114
   Translation loss on
    foreign  subsidiary                                                                         (40)          (40)        (40)
   Net loss (Restated-
    Note 11)                                                (1,865)                            (1,865)     (1,865)
                            --------------------------------------------------------------------------------------------------

Balance at Dec. 31, 1999    7,889        $8    $51,771       $(906)   $(24,365)   $(1,888)     $(40)       24,580     $(1,905)
                             =================================================================================================
    (Restated - Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

                                            SOUTHWALL TECHNOLOGIES INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                Year Ended December 31,
                                                                -----------------------
                                                           1997           1998           1999
                                                           ----           ----           ----
                                                                                      (Restated)
Cash flows (used in) from operating activities:                                         Note 11
    Net income(loss)                                     $  2,281      $ (7,869)     $ (1,865)
    Adjustments to reconcile net income(loss) to net
      cash provided by operating activities:
    Depreciation and amortization                           2,703         4,315         4,946
    Decrease (increase) in accounts receivable, net        (4,829)         (429)        1,290
    Decrease (increase) in inventories, net                (1,712)        4,061        (1,164)
    Decrease (increase) in other current and
     non-current assets                                      (204)          246        (2,442)
    Increase in accounts payable
      and accrued liabilities                               1,845         4,023         3,758
                                                         --------      --------      --------

Cash provided by operating activities                          84         4,347         4,523
                                                         --------      --------      --------

Cash flows from investing activities:
    Decrease in short-term investments                          -             -             7
    Increase in restricted cash                                 -             -        (1,883)
    Expenditures for property, plant and equipment
      and other assets                                    (11,727)       (7,190)      (24,066)
                                                         --------      --------      --------

Net cash used in investing activities                     (11,727)       (7,190)      (25,942)
                                                         --------      --------      --------

Cash flows from financing activities:
    Proceeds from foreign government grants                     -             -         4,943
    Proceeds from borrowings                               15,324             -        34,512
    Principal payments on borrowings                       (1,322)       (1,305)      (20,957)
    Repayment of stockholder's note receivable                234           180           298
    Issuance of common stock upon exercise
      of stock options, net                                     -           273           159
    Issuance of common stock under employee
       stock purchase plan                                      -           139           100
    Issuance (purchase) of treasury stock, net                512        (2,832)            -
                                                         --------      --------      --------

Net cash provided by (used in) financing
    activities                                             14,748        (3,545)       19,055
                                                         --------      --------      --------

Net increase (decrease) in cash
    and cash equivalents                                    3,105        (6,388)       (2,364)

Cash and cash equivalents, beginning of year                7,419        10,524         4,136
                                                         --------      --------      --------

Cash and cash equivalents, end of year                   $ 10,524      $  4,136      $  1,772
                                                         ========      ========      ========

Supplemental cash flow disclosures:
    Interest paid                                        $    620      $  1,052      $  1,408
    Income taxes paid                                    $    100      $     12      $     50
Supplemental schedule of non-cash investing
      and financing activities:
    Property and equipment acquired via
      capital lease                                      $    365      $      -      $     28
    Treasury stock used for payment
      of interest                                        $    185      $    186      $     93
    Treasury stock used for payment
      of bonuses                                         $      -      $      -      $     18
   Exercise of stock options with issuance
      of stockholders notes receivable                   $    220      $    544      $    184

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Southwall Technologies Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

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

COMPREHENSIVE INCOME (LOSS)

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other non-owner changes in equity, referred to as comprehensive income (loss). Accordingly, the Company has reported the translation loss from consolidation of its foreign subsidiary in comprehensive income (loss).

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents and short-term investments consist of Eurodollar certificates of deposit, money market and mutual funds. Investments with maturities of three months or less from the date of purchase are included in cash equivalents.

     The Company has classified its short-term investments as "available-for-sale securities". At December 31, 1999, the difference between cost reflected in the balance sheet and fair market value was insignificant. Gains/losses on sales of securities during each period presented were insignificant.


FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

     The Company has estimated the fair value amounts of its financial instruments using available market information and valuation methodologies considered to be appropriate and have determined that the book value of the Company's debt at December 31, 1998 and 1999 approximates fair value.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable.

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

REVENUE RECOGNITION

     Revenues from product sales are recognized upon product shipment if an assigned purchase order exists, the sales price is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. Provisions for estimated cost of warranty repairs and returns and allowances are recorded at the time products are shipped and are adjusted periodically to reflect historical and anticipated experience.

     The Company has agreements under which it receives fees for certain rights to technology and products. The Company does not allocate cost of sales to license revenues because such costs are insignificant. License revenues associated with these agreements are recognized ratably over the period of the contract when collection of the resulting receivable is probable. License revenues were $385, $713, and $515 for the years 1997, 1998 and 1999, respectively.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development costs are expensed as incurred in accordance with Statement of Financial Position Standard No.2, "Accounting for Research and Development Costs".

INVENTORIES

     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. The Company uses the units-of-production method for calculating depreciation on certain of its production machines and the straight-line method for all other property and equipment. Estimated useful lives of the assets range from five to ten years. On its large-scale production machines for which the units-of-production depreciation method is used, the Company records minimum annual depreciation of at least one-half of the depreciation that would have been recorded utilizing the straight-line depreciation method over a ten-year life. Leasehold improvements are amortized using the term of the related lease or the economic life of the improvements, if shorter.

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

NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is computed as net income available to common stockholders divided by the weighted-average number of common shares outstanding and dilutive potential common shares outstanding, including stock options, restricted stock awards, warrants and other convertible securities. Diluted net loss per share is computed the same as basic net income
(loss) per share since the inclusion of potential common shares would result in an anti-dilutive (lower) loss per share amount. All options outstanding during 1998 and 1999 were excluded from the diluted net loss per share calculations because they were anti-dilutive in view of the losses incurred by the Company.

     During the years ended December 31, 1997, 1998 and 1999 there were no differences between the numerators used for the basic and diluted net income
(loss) per share calculations. The total amount of the differences in the denominator in 1997 is attributable to the effect of dilutive common stock options.

FOREIGN CURRENCY TRANSLATION

     The Company's German subsidiary uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,"Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters beginning with the quarter ending June 30, 1999. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative

Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133"("SFAS 137") SFAS 137 deferred the effective date until the first fiscal quarter ending June 30, 2000. The Company has not engaged in hedging activities or invested in derivative instruments.

     In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 will be effective for fiscal years beginning after December 15, 1999. The Company believes that adoption of SAB No. 101 will not have a material impact on its financial position, results of operations or cash flows.

NOTE 2 - BALANCE SHEET DETAIL

                                                       December 31,
                                                       ------------
     Inventories, net:                            1 9 9 8     1 9 9 9
     -----------------                            -------     -------
                                                             (Restated)
                                                               Note 11
     Raw materials                                $ 2,314     $ 3,369
     Work-in-process                                2,155       2,651
     Finished goods                                 1,588       1,201
                                                  -------     -------
         Total inventories                        $ 6,057     $ 7,221
                                                  =======     =======


                                                      December 31,
                                                      ------------
     Property, plant and equipment, net:          1 9 9 8      1 9 9 9
     -----------------------------------          -------      -------
                                                             (Restated)
                                                               Note 11
     Land                                           $  --      $   207
     Buildings                                         --        3,405
     Machinery and equipment                       44,061       45,577
     Leasehold improvements                         3,714        3,804
     Furniture and fixtures                         2,915        2,984
     Construction-in-process                        4,987       18,514
                                                  -------      -------
                                                   55,677       74,491
     Less - accumulated depreciation
         and amortization                         (26,609)     (30,958)
                                                  -------      -------
         Total property, plant & equipment        $29,068      $43,533
                                                  =======      =======

     Depreciation and amortization expense for the years ended December 31, 1997, 1998 and 1999 was $2,703, $4,315 and $4,946, respectively. See Note 5 to the financial statements with respect to a government grant received to offset construction and equipment costs for the German subsidiary.

                                                       December 31,
                                                       ------------
     Other accrued liabilities:                   1 9 9 8      1 9 9 9
     --------------------------                   -------      -------
                                                             (Restated)
                                                               Note 11
     Reserve for warranties and sales
         returns                                  $ 2,858     $ 1,174
     Payable for purchase of land                       -         276
     Legal settlement                                   -         500
     Other                                            797       2,361
                                                  -------     -------
                                                  $ 3,655     $ 4,311
                                                  =======     =======

NOTE 3 - FINANCING LINE OF CREDIT

     The Company has a $7 million receivable financing line of credit with a bank. Availability under the line of credit is based upon 80% of the approved accounts receivable balances, and bears a finance fee of 0.088% per month of the average daily account balance outstanding during the settlement period. In connection with the line of credit, the Company granted to the bank a continuing lien upon and security interest in, and right of set off with respect to all of the Company's right, title and interest in all accounts receivable, inventory, monies, remittances and fixed assets. There was $4.9 million of borrowing outstanding under this line of credit at December 31, 1999. (See Note 12 - GOING CONCERN AND LOAN COVENANTS)



NOTE 4 - LONG-TERM DEBT

     The Company's long-term debt consists of the following:

                                                             December 31,
                                                         1 9 9 8     1 9 9 9
                                                         -------     -------
     Convertible Debenture                               $ 2,650     $     -
     Promissory note dated December 16, 1996               2,616       1,312
     Promissory note dated May 6, 1997                    10,000      10,000
     Sale-leaseback agreement dated July 19,1999               -       2,990
     Sale-leaseback agreement dated October 19, 1999           -       3,600
     Bank loan dated May 28, 1999                              -       4,397
     Bank loan dated August 14, 1999                           -       1,699
     Other                                                   272         177
                                                         -------     -------
     Total long-term debt                                 15,538      24,175

     Less current portion                                 15,397      14,175
                                                         -------     -------
     Long Term Debt                                      $   141     $10,000
                                                         =======     =======

     In June 1999, the Company repaid a $2,650 convertible debenture to a related party. Interest was payable at 2% below prime, but not less than 7%, nor higher than 11%, and was convertible at the option of the holder into the Company's common stock at a price of $9.95 per share (subject to certain adjustments).

     The promissory note dated December 16, 1996 is payable to a leasing company. The borrowings are collateralized by certain production equipment, bear interest at an annual rate of 9.7037% and are subject to certain financial covenants. The Note is payable in monthly installments plus interest for a term of 48 months. At December 31, 1999 the Company was not in compliance with certain of the financial covenants pertaining to this promissory note. The Company has received a waiver from the leasing company for failure to comply with such covenants through the remaining term of the loan. The amount is repayable in the next 12 months and has been classified as current debt. (See
Note 12 - GOING CONCERN AND LOAN COVENANTS)

     The promissory note dated May 6, 1997 is payable to a bank. The note payments are guaranteed by Teijin Limited of Japan ("Teijin"), a stockholder and supplier of the Company (See Note 10). The Teijin guarantee is collateralized by certain equipment located in the Company's Tempe manufacturing facility and inventory to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 0.4375%, (5.5175% and 6.1313% at December 31, 1998 and 1999
respectively), and the Company is subject to certain financial covenants. A loan guarantee service fee is payable to Teijin semi-annually on the outstanding balance at the rate of 0.5625%. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest for the remaining three and one half year term. Teijin also received warrants in 1997 to purchase 158,000 shares of the Company's common stock at $9 per share. These warrants were not exercised and expired on May 30, 2000. At December 31, 1998, the Company was not in compliance with certain of the financial covenants, therefore, the full principal amount was classified as a current liability. In August 1999, the Company negotiated new financial covenants for the remainder of 1999 and 2000. At December 31, 1999 the Company was not in compliance with certain of the financial covenants pertaining to this promissory note, however, the Company received a waiver from Teijin through December 31, 1999. In September 2000, the Company received a waiver through October 1, 2001. The long-term principal amount at December 31, 1999 has been classified according to the terms of this agreement. (See Note 12 - GOING CONCERN AND LOAN COVENANTS)

     During 1999, the Company entered into two equipment sale-leaseback agreements with a leasing company ("Lessor"). Because the Company has an option to purchase the equipment at a price to be determined between the Company and the Lessor at the end of the lease period, the sale-leaseback agreements have been treated as financing. One lease agreement has a lease term of three years and the other lease agreement has an initial lease term of two years with an option to extend it an additional year. At December 31, 1999, the Company had a total of $6,590 outstanding and due under the leases. The leases are collateralized by the leased equipment and certain other production equipment of the Company. The effective interest rate of both leases is approximately 13% per annum and they are repayable over their term commencing in May 2000. Additionally, the Company has provided the Lessor an irrevocable standby letter of credit in the amount of $0.5 million to collateralize all of the Company's obligations under these agreements. The letter of credit shall not expire before January 1, 2002. In addition, $1 million of the amount received from the Lessor is in an escrow account and will be released to the Company pending the Company meeting certain financial conditions at December 31, 1999. Due to the uncertainty of compliance with these financial conditions, the Company has classified this amount under "Other Assets." (See Note 12 - GOING CONCERN AND LOAN COVENANTS)

     On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $ 2.9 million (DM 6.0 million). Under the terms of this agreement, the funds will be used solely for capital investment by the German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable after the end of five years in 10 equal semi-annual payments. The loan bears interest at 7.10% per annum for the first five years, and will be revised to the prevailing rate at the end of the fifth year. The loan is repayable in Deutschemarks but no principal had been drawn down as of December 31, 1999. (See Note 12 - GOING CONCERN AND LOAN COVENANTS)

     An additional loan for $733 (DM 1.5 million) was received from the German bank discussed above. This loan is an advance on a government grant to be received approximately August 2001. The proceeds of the grant are collateral for the loan and, per legal arrangements, will be paid directly to the bank by the government. Payments of interest only are due in Deutschemarks until then at 7.10% per annum.

     On May 28, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $6.4 million (DM 12.5 million). Under the terms of this agreement, the funds will be used solely for capital investment by the German subsidiary. The term of the loan is for 20 years and the principal is repayable in Deutschemarks after the end of 10 years in 20 equal semi-annual payments. The loan bears interest at 7.10% per annum for the first ten years, and will be revised to the prevailing rate at the end of the tenth year. (See Note 12 - GOING CONCERN AND LOAN COVENANTS)

     On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $1.7 million (DM 3.3 million). Under the terms of this agreement, the funds will be used solely for capital investment by the German subsidiary. The principle balance is due in a single installment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in Deutschemarks. 50% of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Other Assets." (See Note 12 - GOING CONCERN AND LOAN COVENANTS)

     The preceding German bank loans are collateralized by the production equipment, building and land owned by the German subsidiary.

     Other long-term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

     Principal reductions of long-term debt (excluding reclassified debt) are scheduled as follows:

                   Year                                     Amount
                   ----                                     ------
                   2000                                     $2,232
                   2001                                      4,700
                   2002                                      4,869
                   2003                                      4,073
                   2004                                      2,500
                   2005                                          -
                   Thereafter                                5,801
                                                           -------
                   Total                                   $24,175

     The Company incurred total interest expense of $892, $681 and $2,573 in 1997, 1998 and 1999, respectively. Of these amounts, the Company capitalized $464 in 1997, nil in 1998 and $1,144 in 1999 as part of the costs related to the construction of new manufacturing facilities in Tempe, Arizona, and a further $141 related to its construction of the new production facility in Germany.

NOTE 5 - GOVERNMENT GRANT

        The Company has an agreement to receive a grant award (the "Grant"), which was approved by the State Government of Saxony in Germany (the "Grantor") in May 1999. The agreement provides for investment grants to a maximum amount of $9.9 million (DM 20.3 million). During the year ended December 31, 1999, the Company received approximately $4.9 million (DM 9.6 million) under this Grant and accounted for the Grant by applying the proceeds received against the cost of the German manufacturing facility. The Company is scheduled to receive the remaining balance through 2002.

               The Grant is subject to the following requirements:

          a) The grant is earmarked to co-finance the costs of the construction of a facility to manufacture Heat Mirror XIR-Registered Trademark- film for the automotive glass industry, located at Grossroehrsdorf, Germany.
          b) The construction period for the project is from March 15, 1999 to March 14, 2002.
          c) The total investment should be at least $39.2 million (DM 80.3 million).
          d) The project must create at least 143 permanent jobs and 7 apprenticeships.

     In the event that the Company fails to meet the above requirements, the Grantor has the right to reclaim the Grant.

     The Company is further eligible for investment allowances calculated based on the capital investment of $39.2 million (DM 80.3 million) amounting to $3.7 million (DM 7.7 million), subject to European Union regulatory approval.

           The investment allowance is subject to the following requirements:

          a) The movable and immovable assets which acquisition cost are taken into account in determining the investment allowance shall be employed within the subsidized territory for a period of at least five years following the acquisition or production.
          b) The movable assets which acquisition cost are taken into account in determining the increased investment allowance shall remain in a business that is engaged in the processing industry, or in a similar production industry for a period of at least five years following the acquisition or production.

     In the event that the Company fails to meet the above requirements, the investment allowance must be paid back with interest.

NOTE 6 - INCOME TAXES

     The income tax provision in 1997 resulted primarily from minimum tax liabilities related to federal taxes and foreign withholding taxes on royalty payments. The income tax provision in 1999 and 1998 relates primarily to foreign withholding taxes on royalty payments. The effective income tax rate differs from the federal statutory rate primarily as a result of the utilization of net operating loss carryforwards in 1997 and the reserves established for deferred tax assets in 1998 and 1999. The deferred tax assets valuation allowance at December 31, 1997, 1998, and 1999 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on this absence of objective evidence management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's deferred tax assets.

     Deferred tax (liabilities) assets are comprised of the following:

                                                        December 31,
                                                        ------------
                                                   1 9 9 8        1 9 9 9
                                                  ---------      ---------
                                                                 (Restated)
                                                                   Note 11
     Depreciation                                 $  (4,142)     $  (3,910)
     Other                                             (300)          (220)
                                                  ---------      ---------

     Gross deferred tax liabilities                  (4,442)        (4,130)
                                                  ---------      ---------

     Inventory reserves                                 924            599
     Other                                            3,117          3,573
     Loss carryforwards                               7,971          9,174
     Credit carryforwards                             1,109            952
                                                  ---------      ---------

     Gross deferred tax assets                       13,121         14,298
                                                  ---------      ---------

     Deferred tax assets valuation
         allowance                                   (8,679)       (10,168)
                                                  ---------      ---------

         Net deferred taxes                        $      -       $      -
                                                  =========      =========

     At December 31, 1999 the Company had net federal operating loss carryforwards of approximately $23.5 million that expire at various dates from 2000 through 2019. The net operating loss carryforwards include approximately $3.5 million resulting from employee exercises of non-incentive stock options or disqualifying dispositions, the tax benefit of which, when realized, will be accounted for as an addition to capital in excess of par value, rather than as a reduction of the provision for income taxes. Research and development, investment tax and foreign tax credit carryovers of approximately $0.3 million are also available to reduce future federal and state income taxes and expire at various dates through 2004. If certain substantial changes in the Company's ownership occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

NOTE 7 - BENEFIT PLANS

STOCK OPTION PLANS

     The Company has granted stock options under various option plans and agreements in the past and currently under the 1997 Stock Incentive Plan and the 1998 Stock Option Plan for Employees and Consultants. The Board of Directors adopted the 1998 Stock Option Plan for Employees and Consultants on August 6, 1998. The plans and agreements are administered by the Board of Directors. The exercise price of options granted under the 1997 and 1998 plans must be at least 85% of the fair market value of the stock at the date of grant. All options granted to date under these two plans have been at the fair market value of the Company's stock on the date of the grant.

     Options under the plans generally vest at a rate of 25% per year, are non-transferable and generally expire over terms not exceeding ten years from the date of grant or three months after the optionee terminates their relationship with the Company.

     During 1997, 1998 and 1999, certain employees, officers and directors of the Company exercised stock options under the plans by issuing full recourse notes to the Company with an annual rate of interest of generally 7%. During 1997, 1998 and 1999 outstanding notes to certain of those employees, officers and directors were extended from terms of one year to terms of two years. Both the principal and the interest accrued on the notes are due at the end of the term of each note. These notes aggregate $656, $1,020 and $906 at December 31, 1997, 1998 and 1999, respectively.

     As of December 31, 1999, there were 518 shares of Common Stock available for grant under the two stock option plans.

The activity under the option plans, combined, was as follows:

                                                            Range of          Weighted Average
                                           Options        Exercise Price       Exercise Price
                                           -------        --------------       --------------
     Options outstanding at

         January 1, 1997                      1,664         $2.50 - $8.13          $3.88
         Granted                                403          6.38 -  8.25           6.86
         Exercised                           (  212)         2.50 -  5.63           2.92
         Cancelled or expired                (  115)         2.50 -  7.88           5.06
                                              -----
         December 31, 1997                    1,740         $2.50 - $8.25          $4.61

         Granted                                537          4.50 -  8.63           5.49
         Exercised                           (  409)         2.50 -  5.25           2.91
         Cancelled or expired                (  455)         2.50 -  8.25           6.31
                                              -----
         December 31, 1998                    1,413         $2.50 - $8.63          $4.89

         Granted                                637          2.75 -  4.50           3.77
         Exercised                           (  127)         2.50 -  4.38           2.89
         Cancelled or expired                (  262)         2.50 -  8.63           5.15
                                              -----
         December 31, 1999                    1,661         $2.50 - $8.63          $4.59
                                              =====

EMPLOYEE STOCK PURCHASE PLAN

     In April 1988, the Company adopted the Employee Stock Purchase Plan ("the Purchase Plan") and reserved 150 shares of Common Stock for issuance thereunder. In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("the 1997 Plan") and reserved 100 shares of Common Stock for issuance thereunder. Employees of the Company, subject to certain limitations, may purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period, or the last day of the purchase period. During 1997, 1998 and 1999, 33, 32 and 36 shares, respectively, were sold under the Purchase Plan and the 1997 Plan. At December 31, 1999 there were no shares remaining available for issuance under the 1988 Purchase Plan and 11 shares available for issuance under the 1997 Plan.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has stock option plans that reserve shares of Common Stock for issuance to employees, officers, directors and consultants. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans, except for $123 related to certain transactions in 1996. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation cost for the Company's stock option plans and stock purchase plans been determined based on the fair value at the grant date for awards granted in 1997, 1998 and 1999 under those plans consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                         1997       1998        1999
                                                                         ----       ----        ----
                                                                                             (Restated)
                                                                                              Note 11
      Net Income (loss) - as reported...............................    $2,281     $(7,869)    $(1,865)
      Net Income (loss) - pro forma.................................    $1,450     $(8,314)    $(2,659)
      Net income (loss) per share - as reported.....................
                              Basic.................................    $ 0.32     $ (1.03)    $ (0.25)
                              Diluted...............................    $ 0.32     $ (1.03)    $ (0.25)
      Net income (loss) per share - pro forma.......................
                              Basic.................................    $ 0.20     $ (1.09)    $ (0.36)
                              Diluted...............................    $ 0.19     $ (1.09)    $ (0.36)

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

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                OPTIONS  OUTSTANDING         OPTIONS  EXERCISABLE
-------------------------------------------------------------------------------------------------------

                                              Weighted          Weighted                     Weighted
                              Number           Average           Average       Number        Average
Range of                 Outstanding          Remaining         Exercise    Exercisable      Exercise
Exercise Prices          At 12/31/99       Contractual Life      Price      At 12/31/99      Price
-------------------------------------------------------------------------------------------------------
$2.50  -  $3.19              365               4.21             $2.92          147             $2.66
 3.25  -   4.50              555               5.73              4.16          142              3.93
 4.63  -   5.00              407               5.39              4.94          144              4.87
 5.25  -   8.13              329               5.11              6.70          166              6.66
 8.25  -   8.25                5               4.81              8.25            3              8.25
-------------------------------------------------------------------------------------------------------

$2.50  -  $8.25            1,661               5.19             $4.59          602             $4.62
-------------------------------------------------------------------------------------------------------

401(K)PLAN

In 1998, the Company sponsored a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. The Company matches 25% of each eligible participant's 401(k) contribution up to a maximum of 20% of the participant's compensation, not to exceed one thousand dollars per year. The Company's actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary or profit sharing contributions were made for the years ending December 31, 1997, 1998 and 1999. 401(k) matching contributions for the years ended December 31, 1997, 1998 and 1999 were $109, $139 and $230, respectively. The Company has no intention to terminate the plan.

NOTE 8 - SEGMENT REPORTING

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise" replacing the

"industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position or the segments reported in 1997. The Company is organized on the basis of products and services. The total net revenues for the Electronic Display, Automotive Glass and Building product lines were as follows:

                                                   1 9 9 7      1 9 9 8        1 9 9 9
                                                   -------      -------        -------
                                                                             (Restated)
                                                                               Note 11
        Electronic display.................        $21,957      $16,954        $16,014
        Automotive glass...................          6,629       12,845         19,477
        Building...........................         21,503       20,234         19,107
                                                   -------      -------        -------
          Total net revenues...............        $50,089      $50,033        $54,598
                                                   =======      =======        =======

The following is a summary of net revenue by geographic area for 1997, 1998 and 1999.

                                                   1 9 9 7        1 9 9 8       1 9 9 9
                                                   -------        -------       --------
                                                                               (Restated)
                                                                                 Note 11
         United States.............................$ 17,593       $ 16,095      $ 11,948
         South America.............................       -              -           569
         Pacific Rim...............................   7,525          4,206         8,110
         Japan.....................................  15,640         13,041        11,876
         Europe....................................   7,788         15,060        20,358
         Canada....................................   1,543          1,631         1,737
                                                     ------         ------        ------
          Total net revenues.......................$ 50,089       $ 50,033      $ 54,598
                                                     ======         ======        ======

     The Company operates mainly from facilities located in the United States. During 1999 a subsidiary was established in Germany. Property, plant and equipment include long-lived assets in Germany with a net book value of $4.8 million.

One customer accounted for approximately 31% of net sales in 1997, two customers accounted for 33% and 12% of net sales in 1998 and three customers accounted for 18%, 11% and 10% of net sales in 1999.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     The Company leases certain property and equipment as well as its facilities under noncancellable operating leases and $365 of computer equipment under a capital lease. These leases expire at various dates through 2007.

     As of December 31, 1999, the future minimum payments under these leases are as follows:

                                                                                                       OPERATING SUBLEASE
                                                       CAPITAL                 OPERATING                     INCOME
     2000                                              $   178                  $  3,429                    $  292
     2001                                                    8                     3,444                         -
     2002                                                    8                     3,476                         -
     2003                                                    8                     2,659                         -
     2004                                                    6                     2,673                         -
     Thereafter                                              -                       996                         -
                                                        ------                  --------                     -----

   Future minimum lease payments                       $   208                  $ 16,677                     $ 292
                                                                                ========                     =====

   Less - amount representing interest                     (31)
                                                        ------
   Present value of future minimum
     lease payments                                        177
   Current maturities                                      147
                                                        ------
   Long-term lease obligations                          $   30
                                                        ======

     Rent expense under operating leases was approximately $1,471, $1,562 and $1,484, in 1997, 1998 and 1999, respectively.

CONTINGENCIES

     The Company has been named a defendant in a purported class action lawsuit. Plaintiffs contend that Heat Mirror equipped glass units manufactured throughout the country are subject to clouding and discoloration. The Company is in the process of filing demurrers and setting pleadings. In addition, several of the Company's co-defendants have settled their portions of the case. At this point, the Company believes the class action lawsuit is without merit and intends to vigorously defend this lawsuit by moving to defeat the class action certification. No reasonable estimate could be made of the likely range of claims prior to class certification.

     In 1997, the Company was named a defendant in a lawsuit with a manufacturer of insulated glass units wherein the plaintiff claimed that the insulated glass manufactured with the use of coated film manufactured by the Company was subject to various failures and deficiencies, giving rise to warranty and other consumer claims. Plaintiff is claiming damages for past replacement cost and future potential claims. The lawsuit was settled in March 2000 for $500. Accordingly an expense of $500 was accrued at December 31, 1999.

     The Company has been named a defendant in a lawsuit filed on April 5, 1996 by one of its customers in the United States District Court for the Eastern District of New York. The lawsuit alleges certain unfair competition, tort and contractual violations by the Company and seeks relief in an aggregate amount in excess of $32 million. The Company believes the lawsuit is without merit and intends to vigorously defend its position.

     The Company's German subsidiary is a defendant in a lawsuit filed by one of its suppliers on March 21, 2000 in a German court to seek payment of $922 for engineering services rendered in connection with developing the plans for a new plant. The Company issued letters of award to the plaintiff amounting to $256 prior to terminating their services for not meeting their expectations. The plaintiff claims fees for services rendered, including the costs of significant modifications and revisions requested by the Company calculated in accordance with the German Federal Schedule of Architects' fees. The plaintiff further alleged that the Company utilized their planning work in further developing the plant. The Company believes that the suit is without merit and intends to vigorously defend its position. Although the Company believes that it will prevail, a $256 portion of the claim was accrued as a liability, as it is likely that this amount will be awarded to the plaintiff.

     In August 2000, the Company, its Chief Executive Officer, Thomas G. Hood, and former Chief Financial Officer, Bill R. Finley, have been named as defendants in seven lawsuits, all filed in the United States District Court for the Northern District of California (Docket Nos: C-00-2792-MMC; C-00-2795-BZ; C-00-2834-SC; C-00-20856-EAI; C-00-3007-EDL; C-00-3027-JCS; and C-00-3079-MMC)
(the "Actions") all alleging violations of the federal securities laws. Each of the plaintiffs in the Actions alleges that he purchased shares in the Company and seeks to represent a class of shareholders who purchased shares during the period April 26, 2000 through August 1, 2000, such dates constituting the period from the Company's release of its financial results for the first quarter of FY 2000, to the date that it issued its press release announcing that it would be restating its financial statements for that quarter. The substantive allegations in each of the Actions are essentially the same, i.e., that the defendants knew, or were reckless in not knowing, that the Company's first quarter financial statements were in error and violated Generally Accepted Accounting Principles, and that as a result the putative class members purchased stock at artificially inflated prices and were damaged. It is anticipated that the Actions will be consolidated into a single action by the filing of an Amended Consolidated Complaint. No pleading in response to the Actions is yet due. The Company believes the Actions to be wholly without merit and intends to defend them vigorously.

     In the third quarter of 2000, the Company was named a co-defendant, along with a glass manufacturer, in a legal suit brought by certain contractors. The contractors alleged the insulating glass units (`IGU') installed at an airport project, which incorporated the Company's insulation film, have failed. The Company is in the process of assessing the claim and expects to vigorously defend this suit.

     In addition, the Company is involved in a number of other legal actions arising in the ordinary course of business. The Company believes, that the various asserted claims and litigation in which it is involved will not materially affect its consolidated financial position, future operating results or cash flows.

     In 1995 the Company started selling its anti-reflective film under a Supply Agreement to Sony Corporation of Japan ("Sony"). In the fourth quarter of 1998 the Company experienced some quality problems related to the anti-reflective film that did not meet Sony's specifications. The Company further did not meet the minimum shipping requirements stated in the Supply Agreement. As a result, in the fourth quarter of 1998, the Company recorded a $4.0 million charge to cover any loss contingency. $1.7 million of the charge related to the write-off of inventory and was allocated to cost of goods sold. The remaining $2.3 million related to sales returns and penalties associated with the shipment shortfall and was recorded as a reduction to net revenues.

     During the second quarter of 1999, the Company reached a settlement with Sony, wherein Sony agreed to release the Company from any and all penalties, claims, demands and liabilities that Sony has or will have against the Company in connection with the shipment shortfall experienced in 1998. In consideration of Sony's waiver, the Company agreed to waive its claims for payment of the outstanding accounts receivable from Sony totaling $2.5 million brought forward from 1998. The amount was written off against the $2.3 million sales return reserve booked in 1998 and the remaining $200 was reversed. As of September 30, 1999, Southwall terminated all production of anti-reflective film for Sony, as mutually agreed under an amended Supply Agreement, and there were no further shipments to Sony.

NOTE 10 - RELATED PARTY TRANSACTIONS

     The Company has the following transactions with related parties in which the related parties are also shareholders of the Company.

                                                         Year ended December 31
                                                         ----------------------
                                                        1998               1999
                                                        ----               ----
         Sales                                        $    0            $   230
         Purchases of Raw Materials                    7,800             10,700
         License fee paid                                100                100
         Interest paid by stock                          186                 93

NOTE 11 - RESTATEMENT OF 1999 FINANCIAL STATEMENTS

On August 1, 2000, the Company announced that it expected to restate its previously issued first quarter interim results and that there would be a delay in the issuance of the second quarter results. Subsequently, the Company determined that previously issued 1999 financial statements required restatement for the following items: under recognition of expenses ($1,142); deferral of revenue recognition ($733); and recognition of the settlement of a lawsuit in March 2000 ($500). The Company also reclassified to restricted cash that portion of cash ($1,883) that is restricted to payments for the facility in Germany. The Company further reclassified long-term debt ($12,084) to current liabilities to the extent that it cannot determine if it can meet the covenants.

                                               As Reported          As Restated
                                               -----------          -----------
Net Revenue                                        $55,331              $54,598
Cost of Sales                                       39,766               40,706
Legal Settlement                                         -                  500
Income (loss) from Operations                        1,848                 (527)
Net income (loss)                                  $   510              $(1,865)
                                                       ===                =====

Net income (loss) per share
Basic                                              $  0.07              $ (0.25)
Diluted                                            $  0.07              $ (0.25)


NOTE 12 -GOING CONCERN AND LOAN COVENANTS

Loan Covenants

     Pursuant to the loan and or lease agreements listed above, and related terms, conditions and covenants we requested and received waivers from the financial institutions, except the German bank loans and sale-leaseback agreements as discussed below, related to the Company's default or event of default pursuant to these respective agreements or otherwise arising in connection with the Company's requirement to restate prior financial periods, the financial position of the Company reflected in such restated financial statements, the Company's failure to file its Form 10-Q for the second quarter of 2000 in a timely manner and trading halts or other actions taken or threatened to be taken by NASDAQ, or any law suits filed or threatened to be filed in connection with such restatements or late filings.

     The Company has received from the German banks a waiver of the Events of Default pursuant to the agreements but the German banks did not provide a waiver of the Events of Default or any rights it may have with respect to any further material adverse change in the financial condition of the Company resulting from the Events of Default and the German banks have reserved the right to terminate the loan agreements after the third and fourth quarter of 2000 if the expectations relating to turnover and profit as provided by the Company don't occur and provide a cause for termination. The Company cannot currently determine with reasonable certainty whether it will be able to comply with these provisions and accordingly has reclassified these loans from long-term to current liabilities in the balance sheet.

     Also the Company is in discussions with the leasing company for the sale-leaseback agreements dated July 19, 1999 and October 19, 1999 concerning a waiver of Events of Default related to the material adverse change discussed above. The Company cannot currently determine with reasonable certainty whether it will obtain such waiver and accordingly has reclassified these agreements from long-term to current liabilities in the balance sheet.

Going Concern

     On July 12, 2000, the Company's receivable financing line of credit was increased to $12.0 million. This increase will expire September 30, 2000, at which time the credit limit will be reduced to $10.0 million. The Company is exploring other potential revolving credit arrangements, although no assurance can be given that it will succeed. In addition, the Company's promissory note dated December 16, 1996 will be fully repaid by November 2000. The Company is seeking new equipment financing to replace this loan, using its underlying security as collateral.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has significant current and long-term debt containing certain covenants with which the Company has not complied requiring the Company to obtain waivers and to classify as a current liability the debt for which waivers have not been obtained, and on-going capital commitments for debt service, manufacturing facilities and equipment that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result of this uncertainty, the Company may not be able to carry out all of its proposed capital expenditures or to otherwise finance its operations as currently proposed. The Company believes that it will need additional financing to meet its operating cash requirements through 2000 and beyond. However, the Company can give no assurances it will be successful in obtaining the required additional financing and cash from operations.

ITEM 9.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE

                   None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The information required by this Item concerning the Company's executive officers is contained at the end of Part I in the unnumbered item captioned "Executive Officers of the Registrant." Certain other information required regarding the Directors of the Company is contained in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

      Certain information regarding reports required to be filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and beneficial owners of 10% or more of the Company's common stock is contained in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the sections entitled "Executive Officer Compensation", "Severance Agreements" and "Human Resources Committee Report on Executive Compensation" appearing in the Proxy Statement.


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


                                   PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         The following documents are filed as part of this Form 10-K\A:

                  (a)(1)     FINANCIAL STATEMENTS. The following Financial
                                    Statements of Southwall Technologies Inc.
                                    are filed as part of this Form 10-K\A:

                                                                   Form 10-K\A
                                                                          Page Number
                                                                          -----------

             Report of Independent Accountants                        19

             Consolidated Balance Sheets as of
                   December 31, 1998 and 1999                         20



             Consolidated Statements of Operations
              for the years ended December 31, 1997,
              1998 and 1999                                           21

             Consolidated Statements of Stockholders'
              Equity for the years ended December 31,
              1997, 1998 and 1999                                     22

             Consolidated Statements of Cash Flows
              for the years ended December 31, 1997,
                   1998 and 1999                                      23

             Notes to Consolidated Financial Statements               24

                  (a)(2)     FINANCIAL STATEMENT SCHEDULES.

                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                        Additions
                                                  Balance at    Charged to     Charged to
                                                  Beginning      Cost and        other                  Balance at
                           Description             of Year       Expensed       Accounts   Deductions   End of Year
                           -----------             -------       --------       --------   ----------   -----------
                  A. Deducted from related assets
                  -------------------------------
                       Inventory reserves            2,257          1,699            -      2,774(2)       1,182
                       Allowance for Bad Debts         845            320            -        290(2)         875

                  B. Included with other accrued liabilities
                  ------------------------------------------
                       Reserve for warranty
                  and        sales returns           2,858              -       2,017 (1)   3,701(2)       1,174

                  Notes:
                  ------
                  (1)  Charged against revenue
                  (2)  Reserves utilized during the year


                  (a)(3) EXHIBITS. Reference is made to the Exhibit Index on pages 43 through 46 of this Form 10-K\A.

                  (b)        REPORTS ON FORM 8-K.

                             No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of September 2000.

                                           SOUTHWALL TECHNOLOGIES INC.


                                           By /s/ Thomas G. Hood
                                             --------------------------
                                           Thomas G. Hood
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of September 29, 2000.

    Signature                                        Title
    ---------                                        -----

/s/Thomas G. Hood                   President, Chief Executive Officer
-----------------                   and Director (Principal Executive
(Thomas G. Hood)                    Officer)


/s/Robert R. Freeman                Senior Vice President, Chief Financial
--------------------                Officer and Secretary (Principal
(Robert R. Freeman)                 Financial and Accounting Officer)

                                INDEX TO EXHIBITS


       Exhibit
        Number                Description
       -------               -------------
      3.1(1)          Restated Certificate of Incorporation of the Company.

      3.2(1)          By-laws of the Company.

      10.4(1)         The Company's Management Incentive Plan.

      10.23(1) Agreement, dated January 31, 1984, between the Company and Mitsui Toatsu Chemicals, Inc., as amended (with certain confidential information deleted therefrom and filed separately).

      10.35(17)       Lease Agreement for the facilities at 3941 East Bayshore
                      Road, dated October 7, 1999, between the Company and
                      Straube Associates, Inc.

      10.36(1) Lease Agreement for the facilities at 3961 East Bayshore Road, dated March 20, 1979, between the Company and Allan
                      F. Brown and Robert V. Brown.

      10.36.1(17)     Amendment, dated October 12, 1999, between the Company and
                      Brown Investment Company to the Lease Agreement for the facilities at 3961 East Bayshore Road, dated
                      March 20, 1979, between the Company and Allan F. Brown and
                      Robert V. Brown.

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

      10.57(17)       Restated 1987 Stock Option Plan, as amended.

      10.58(2)        Employee Stock Purchase Plan, as amended.

      10.59(3) Lease Agreement for the facilities at 3969-3975 East Bayshore Road Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.

      10.59.1(17)     Amendment, effective January 1, 2000, between the Company
                      and Judd Properties, LLC to the Lease Agreement for the facilities at 3969-3975 East Bayshore Road Palo Alto,
                      California, dated January 1, 1989, between the Company and
                      Bay Laurel Investment Company.

      10.60(3) Lease Agreements for the facilities at 3977-3995 East Bayshore Road Palo Alto, California, dated
                      January 1, 1989, between the Company and Bay Laurel Investment Company.

      10.60.1(17)     Amendment, effective January 1, 2000, between the Company
                      and Judd Properties, LLC to the Lease Agreements for the facilities at 3977-3995 East Bayshore Road Palo Alto,
                      California, dated January 1, 1989, between the Company and
                      Bay Laurel Investment Company.

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

      10.90(13)      Reimbursement and Security Agreement dated May 6, 1997,
                     between Teijin Limited, a Japanese corporation, and Southwall Technologies Inc.

      10.91(13)      Promissory Note dated May 6, 1997 obligating Southwall
                     Technologies Inc. To Sanwa Bank, Limited in the amount of
                     $10 million.

      10.92(14)      The Company's 1997 Stock Incentive Plan.

      10.93(15)      The Company's 1997 Employee Stock Purchase Plan.

      21 (16)        List of Subsidiaries of Southwall Technologies Inc.

      23             Consent of Independent Accountants.

      27.1           Financial Data Schedule

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

(4) Filed as an exhibit to the Form 10-K\A Annual Report 1989, filed with the Commission on March 30, 1990 and incorporated herein by reference.

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

(16) Filed as an exhibit to the Form 10-K Annual Report 1998, filed with the Commission on March 31, 1999.

(17) Filed as an exhibit to the Form 10-K Annual Report 1999, filed with the Commission on April 6, 2000.