Form 10-Q/A
period 2000-04-02
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2000-10-02
CIK 813619

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q\A

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -       EXCHANGE ACT OF 1934

    For the quarterly period ended APRIL 2, 2000

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

Registrant's telephone number, including area code: (650) 962-9111
                                                   ---------------

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

As of April 17, 2000 there were 7,609,223 shares of the Registrant's Common Stock outstanding.

                           SOUTHWALL TECHNOLOGIES INC.

                                      INDEX

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS:                                              PAGE
        Consolidated Balance Sheets - April 2, 2000
        and December 31, 1999 ............................................   3

        Consolidated Statements of Operations -
        three months ended April 2, 2000
        and April 4, 1999 ................................................   4

        Consolidated Statements of Cash Flows -
        three months ended April 2, 2000
        and April 4, 1999.................................................   5

        Notes to Consolidated Financial Statements .......................   6

ITEM 2  Management's Discussion and Analysis
        of Financial Condition and Results of Operations..................  13

ITEM 3  Quantitative and Qualitative Disclosures about Market Risk .......  19

                              PART II OTHER INFORMATION

ITEM 1  Legal Proceedings.................................................  20

ITEM 2  Changes in Securities.............................................  20

ITEM 3  Defaults Upon Senior Securities...................................  20

ITEM 4  Submission of Matters to a Vote of Stockholders...................  20

ITEM 5  Other Information.................................................  20

ITEM 6  Exhibits and Reports on Form 8-K..................................  20

        Signatures........................................................  21


                          PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                           SOUTHWALL TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except per share data)

    ASSETS                                                                   April 2, 2000             December 31,1999
                                                                             -------------             ----------------
                                                                              (Restated)
                                                                                Note 9
                                                                              (Unaudited)
    Current assets:
        Cash and cash equivalents                                                $      2                     $  1,772
        Restricted cash                                                             1,729                        1,883
        Accounts receivable, net of allowance
          for doubtful accounts of $852 and $875                                   14,293                       11,129
        Inventories                                                                 9,061                        7,221
        Other current assets                                                        1,454                        1,294
                                                                                 --------                     --------
            Total current assets                                                   26,539                       23,299

    Property and equipment, net                                                    46,446                       43,533
    Other assets                                                                    3,176                        3,310
                                                                                 --------                     --------

        Total Assets                                                             $ 76,161                     $ 70,142
                                                                                 ========                     ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Bank line of credit                                                      $  7,930                     $  4,920
        Accounts payable                                                           13,660                        9,775
        Accrued compensation                                                        1,212                        1,817
        Other accrued liabilities                                                   3,786                        4,311
        Current portion of long-term debt                                          15,523                       14,175
                                                                                 --------                     --------
            Total current liabilities                                              42,111                       34,998

    Long-term debt                                                                 10,000                       10,000
    Deferred income taxes                                                             564                          564
                                                                                 --------                     --------
            Total liabilities                                                      52,675                       45,562

    Stockholders' equity:
        Common stock, $.001 par value,
          20,000 shares authorized:
          Issued and outstanding:7,889 and 7,889                                        8                            8
        Capital in excess of par value                                             51,641                       51,771
        Less cost of treasury stock, 290
            and 371 shares                                                         (1,474)                      (1,888)
        Notes Receivable                                                             (597)                        (906)
        Other Comprehensive Income
            Translation loss on subsidiary                                            (44)                         (40)
        Accumulated deficit                                                       (26,048)                     (24,365)
                                                                                 --------                     --------
            Total stockholders' equity                                             23,486                       24,586
                                                                                 --------                     --------

        Total liabilities and
             stockholders' equity                                                $ 76,161                     $ 70,142
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

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended
                                                         ------------------
                                                   April 2, 2000    April 4, 1999
                                                   -------------    -------------
                                                    (Restated)
                                                      Note 9

Net revenues                                         $ 17,109         $ 10,858
                                                     --------         --------
Costs and expenses:
     Cost of sales                                     14,783            8,911
     Research and development                           1,511            1,233
     Selling, general and
         administrative                                 1,992            1,966
                                                     --------         --------

         Total costs and expenses                      18,286           12,110
                                                     --------         --------

Income(loss) from operations                           (1,177)          (1,252)

Interest expense, net                                    (470)            (255)
                                                     --------         --------

Income(loss)before income taxes                        (1,647)          (1,507)

Provision for income taxes                                (36)             (12)
                                                     --------         --------

Net Income(loss)                                     $ (1,683)        $ (1,519)
                                                     ========         ========

Net Income(loss) per share
- Basic                                              $  (0.22)        $  (0.21)
- Diluted                                            $  (0.22)        $  (0.21)

Weighted average shares of
common stock and common
stock equivalents
- Basic                                                 7,567            7,324
- Diluted                                               7,567            7,324


          See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                   ------------------
                                                            April 2, 2000    April 4, 1999
                                                            -------------    -------------
                                                             (Restated)
                                                              Note 9
Cash flows (used in) from operating activities:
    Net loss                                                 $ (1,683)        $ (1,519)
    Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
       Depreciation and amortization                            1,123            1,152
       Decrease (increase) in accounts receivable              (3,165)           2,495
       Decrease (increase) in inventories                      (1,843)            (464)
       Decrease (increase) in other current and
        noncurrent assets                                         (66)            (286)
       (Decrease) increase in accounts payable
        and accrued liabilities                                 2,760           (2,912)
                                                             --------         --------

Cash used in operating activities                              (2,874)          (1,534)
                                                             --------         --------

Cash flows from investing activities:
       Decrease (increase) in short-term investments                -                7
       Decrease (increase) in restricted cash                      69                -
       Expenditures for property, plant and equipment
         and other assets                                      (4,280)          (2,530)
                                                             --------         --------

Net cash used in investing activities                          (4,211)          (2,523)
                                                             --------         --------

Cash flows from financing activities:
       Proceeds from long-term debt                             2,444               39
       Principal payments on long-term debt                    (1,073)            (388)
       Proceeds from bank line of credit                       11,933              500
       Principal payments on bank line of credit               (8,582)               -
       Repayment of stock option loans                            309                -
       Issuance of treasury stock, net                            284                -
                                                             --------         --------

Net cash provided by financing activities                       5,315              151
                                                             --------         --------

Net decrease in cash and cash
 equivalents                                                   (1,770)          (3,906)

Cash and cash equivalents, beginning of year                    1,772            4,136
                                                             --------         --------

Cash and cash equivalents, end of period                     $      2         $    230
                                                             ========         ========


          See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (Unaudited)

NOTE 1 - INTERIM PERIOD REPORTING:

         While the information presented in the accompanying consolidated financial statements is unaudited, it includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations, and changes in financial position as of the dates and of the periods indicated.

         Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K\A, as amended for the year ended December 31, 1999. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements as of that date. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

NOTE 2 - BALANCE SHEET:

RESTRICTED CASH

         The restricted cash reflected on the balance sheet is restricted to use for the German project.

INVENTORIES, NET

         Inventories are stated at the lower of cost or market (determined by the first-in, first-out method). Inventories consisted of the following:

                                       April 2, 2000        December 31, 1999
                                       -------------        -----------------
                                         (Restated)
                                           Note 9
               Raw materials              $ 4,270               $ 2,940
               Work-in-process              3,537                 2,592
               Finished goods               1,254                 1,689
                                          -------               -------
                    Total                 $ 9,061               $ 7,221
                                          =======               =======

NOTE 3 - FINANCING LINE OF CREDIT:

         The Company has an $8.0 million receivable financing line of credit with a bank. Availability under the line of credit is based on 80% of the approved accounts receivable balances and bears a finance fee of 0.088% per month of the average daily account balance outstanding during the settlement period. In connection with the line of credit, the Company has granted the bank, a continuing lien upon and security interest in, and right of set off with respect to all of the Company's rights, title and interest in all accounts receivable, inventory, monies, remittances and fixed assets. There was $7.9 million of borrowing outstanding under this line of credit at April 2, 2000. (See Note 10 - Going Concern and Loan Covenants)

NOTE 4 - NET INCOME (LOSS) PER SHARE:

         Basic net income (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is computed as net income available to common stockholders divided by the weighted-average number of outstanding common shares and potentially dilutive common shares, including stock options, restricted stock awards, warrants and other convertible securities. Diluted net loss per share is computed in a manner similar to that of basic net income (loss) per share. For the periods ended April 2, 2000 and April 4, 1999, there is no difference in the basic and dilutive loss per share as the Company is in a net loss position, and there will not be any potentially dilutive common shares.

         During the period ended April 2, 2000, there were 813 thousand additional outstanding, non-exercised, dilutive common stock options excluded in the calculation of diluted income per share.

NOTE 5 - LONG-TERM DEBT:

         The Company's long-term debt consists of the following at April 2, 2000:

         Promissory note dated December 16, 1996....................   $    961
         Promissory note dated May 6, 1997..........................     10,000
         Sale-leaseback agreement dated July 19,1999................      2,934
         Sale-leaseback agreement dated October 19, 1999............      3,600
         Bank loan dated May 12, 1999...............................      2,479
         Bank loan dated May 28, 1999...............................      3,794
         Bank loan dated August 14, 1999............................      1,612
         Other......................................................        143
                                                                       --------
         Total......................................................     25,523
         Less current portion.......................................    (15,523)
                                                                       --------
                                                                       $ 10,000

         The promissory note dated December 16, 1996 is payable to a leasing company. The borrowings are collateralized by certain production equipment, bear interest of 9.7037% per annum and are subject to certain financial covenants. The Note is payable in monthly installments plus interest for a term of 48 months. At April 2, 2000 the Company was not in compliance with certain of the financial covenants pertaining to this promissory note. The Company has received a waiver from the leasing company for failure to comply with such covenants through the remaining term of the loan. The amount outstanding is repayable within the next 12 months and has been classified as current debt. (See Note 10
- Going Concern and Loan Covenants)

         The promissory note dated May 6, 1997 is payable to a bank. The note payments are guaranteed by Teijin Limited in Japan ("Teijin"), a stockholder and supplier of the Company. The Teijin guarantee is collateralized by certain equipment located in the Company's Tempe manufacturing facility and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 0.4375%, (6.1313% at April 2, 2000). The Company is also subject to certain financial covenants. A loan guarantee service fee is payable to Teijin semi-annually on the outstanding balance at the rate of 0.5625%. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest for the remaining three and one half year term. Teijin also received warrants in 1997 to purchase 158,000 shares of the Company's common stock at $9 per share. These warrants were not exercised and expired on May 30, 2000. At April 2, 2000 the Company was not in compliance with certain of the financial covenants with Teijin, the guarantor, pertaining to this promissory note. The Company received a waiver from Teijin through October 1, 2001. (See Note 10 - Going Concern and Loan Covenants)

         During 1999, the Company entered into two equipment sale-leaseback agreements with a leasing company ("Lessor"). Because the Company has an option to purchase the equipment at a price to be determined between the Company and the Lessor at the end of the lease period, the sale-leaseback agreements have been treated as financing. One lease agreement has a lease term of three years and the other lease agreement has an initial lease term of two years with an option to extend it for an additional year. At April 2, 2000, the Company had a total of $6,534 outstanding and due under these leases. The leases are collateralized by the leased equipment and certain other production equipment of the Company. The effective interest rate of both leases is approximately 13% per annum and they are repayable over their lease term commencing in May 2000. Additionally, the Company has provided the Lessor an irrevocable standby letter of credit in the amount of $0.5 million to collateralize all of the Company's obligations under these agreements. The letter of credit shall not expire before January 1, 2002. In addition, $1 million of the amounts received from the Lessor is in an escrow account and will be released to the Company, pending the Company meeting certain financial conditions. Due to the uncertainty of compliance with these financial conditions, the Company has classified the amount in escrow under non-current "Other Assets." (See Note 10 - Going Concern and Loan Covenants)

         On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $2.9 million (DM 6.0 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in Deutschemarks after the end of 5 years in 10 equal semi-annual payments. The loan bears interest at 7.10% per annum for the first five years, and will be revised to the prevailing rate at the end of the fifth year. (See Note 10 - Going Concern and Loan Covenants)

         An additional loan for $733 (DM 1.5 million) was received from the German bank discussed above. This loan is an advance on a government grant to be received approximately August 2001. The proceeds of the grant are collateral for the loan and, per legal arrangements, will be paid directly to the bank by the government. Payments of interest only are due in Deutschemarks until then at 7.10% per annum. (See Note 10 - Going Concern and Loan Covenants)

         On May 28, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $6.4 million (DM 12.5 million). Under the terms of this agreement, the funds shall be used solely for the purpose of capital investment by the German subsidiary. The term of the loan is for a period of 20 years and the principal is repayable in Deutschemarks after the end of 10 years in 20 equal semi-annual payments. The loan bears interest at 7.10% per annum for the first ten years, and will be revised to the prevailing rate at the end of the tenth year. (See Note 10 - Going Concern and Loan Covenants)

         On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $1.7 million (DM 3.3 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in Deutschemarks. 50% of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Other Assets." (See Note 10 - Going Concern and Loan Covenants)

         The preceding German bank loans are collateralized by the production equipment, building and land owned by the German subsidiary.

         Other long-term debt consists of capitalized leases primarily related to certain computer equipment used by the Company.

         Principal reductions of long-term debt (excluding long-term debt reclassified to current portion) are scheduled as follows:

                  Year                                     Amount
                  ----                                     ------
                  2000                                   $  1,799
                  2001                                      4,626
                  2002                                      4,870
                  2003                                      4,073
                  2004                                      2,500
                  Thereafter                                7,655
                                                         -------
                  Total                                  $ 25,523

         The Company incurred total interest expense of $1,206 and $255 in the first quarter of 2000 and 1999 respectively. Of these amounts, the Company capitalized $736 and nil in the first quarter of 2000 and 1999, respectively, as part of the costs related to the construction of new manufacturing facilities in Tempe and Dresden, Germany.

NOTE 6 - GOVERNMENT GRANT:

         In May 1999, the Company has an agreement to receive a grant award ("the Grant") from the State Government of Saxony in Germany ("the Grantor") for a maximum amount of approximately $9.9 million (DM 20.3 million). During the year ended December 31, 1999, the Company received approximately $4.9 million (DM 9.6 million) under this Grant and accounted for the Grant by applying the proceeds received against the cost of the German manufacturing facility. The Company is scheduled to receive the remaining balance through 2002.

         The Grant is subject to the following requirements:

         a) The grant is earmarked to co-finance the costs of the construction of a facility to manufacture Heat Mirror XIR-Registered Trademark-film for the automotive glass industry, located at Grossroehrsdorf, Germany.

         b) The construction period for the project is from March 15, 1999 to March 14, 2002.

         c) The total investment should be at least $37.6 million (DM 73.3 million).

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

                                                        April 2, 2000       April 4, 1999
                                                        -------------       -------------

Electronic display..........................               $ 8,371              $ 1,278
Automotive glass............................                 4,804                5,634
Building....................................                 3,934                3,946
                                                             -----                -----
  Total net revenues........................               $17,109              $10,858
                                                           =======              =======



NOTE 8 - CONTINGENCIES:

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

NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED APRIL 2, 2000:

         The Company determined that previously reported financial statements for the three months ended April 2, 2000 required restatement for the following items: deferral of revenue recognition ($531), understatement of cost of goods sold ($2,466) and over recognition of expenses ($420). This resulted in a charge of $2,577 to results of operations for the three months ended April 2, 2000. The Company further reclassified long-term debt ($13,865) to current liabilities to the extent that it cannot determine if it can meet the covenants.

                                                         AS REPORTED            AS RESTATED
                                                         -----------            -----------

             Net Revenue                                   $ 17,640                 $ 17,109

             Cost of Sales                                   12,317                   14,783

             Income (loss) from operations                    1,400                   (1,177)

             Net income (loss)                             $    894                 $ (1,683)
                                                           ========                 ========

             Net income (loss) per share

              Basic                                            0.12                    (0.22)
              Diluted                                          0.11                    (0.22)


NOTE 10 - GOING CONCERN AND LOAN COVENANTS:

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         Except for the historical information contained herein, certain matters discussed in this Form 10-Q\A Report are forward-looking statements that involve risks and uncertainties, including those discussed below and in the Company's Annual Report on Form 10-K\A. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q\A Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

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

CAPITAL EXPENDITURES

         In 2000, we expect to spend approximately $14.0 million for capital expenditures to increase production capacity in our operations. From the time we order a new production machine, it typically takes 12 to 18 months until we are able to produce in commercial volumes. The last six months of this period are typically spent testing the machine to make sure it meets our product quality requirements and those of our customers. During this period the new production machines typically produce minimal revenues. In accordance with generally accepted accounting principles, all substrate, target and material costs incurred prior to a machine beginning any commercial production are expensed as incurred and classified as costs of sales. In addition, interest costs associated with borrowings for capital expenditures are capitalized until these assets begin commercial production.

         In the first quarter of 2000, our second production machine at Tempe (PM 6) began to produce limited amounts of film for commercial use. We ordered an additional machine (PM 7) for delivery to Tempe in the third quarter of 2000. This production machine is expected to commence commercial production in the first half of 2001. Additionally, we took possession of our new facility in Dresden in May 2000, which will contain two new production machines (PM 8 and PM
9). We expect these two production machines to commence commercial production in the second half of 2000 and the first half of 2001, respectively.

         In general, we experienced significant start-up costs in connection with bringing new production machines into commercial viability. In 1998, our operating results were adversely affected by quality problems associated with the electronic display film product produced by a new production machine (PM 5) in Tempe. In the fourth quarter of 1998, we discovered quality issues with product that had been shipped to Sony and other electronic display film that was still in inventory in Tempe that did not meet Sony's specifications. We recorded a $4.0 million provision in the fourth quarter of 1998 to account for product returns from Sony and the related write-off of inventory. During 1999, we continued to experience ongoing production problems with the Sony electronic display film. In March 1999, we amended the terms of the supply agreement to eliminate purchase and supply requirements. Sales to Sony through the first three quarters of 1999 declined significantly. We discontinued the manufacture and sale of coated anti-reflective film to Sony in September 1999.

         Due to the unprofitable relationship with Sony and our increased capital expenditures, we have been operating with minimal cash balances. We have been using cash available from operations, German government grants, bank borrowings and other long-term debt to finance our increased capital expenditures.


THREE MONTHS ENDED APRIL 4, 1999 COMPARED WITH THREE MONTHS ENDED APRIL 2, 2000(1) (1) Restated as described in Note 9 of Item 1

NET REVENUES

         Net revenues increased $6.2 million, or 57.6%, from $10.9 million for the first three months of 1999 to $17.1 million for the first three months of 2000. 1999 sales were reduced as our Tempe facility had minimal production as a result of the re-certification of production processes for product provided to Sony. Following the September 1999 termination of our relationship with Sony, the Tempe production machine was converted to the production of a newly developed anti-reflective product for new customers. The increase in net revenues was primarily attributable to a $7.4 million increase in sales of electronic display films, primarily due to the successful yield improvements in our rebuilt production machine, PM1, located in Palo Alto, along with continued improvements with PM5 in Tempe. PM6 produced only $0.02 million of revenue for the quarter.

COST AND EXPENSES

COST OF SALES

         Cost of sales expense consists primarily of materials, production labor and machine overhead. Cost of sales increased $5.9 million, or 66.0%, from $8.9 million in the first quarter of 1999 to $14.8 million for the similar period of 2000. As a percentage of net revenues, cost of sales increased from 82.1% of net revenues in the first quarter of 1999, to 86.4% of net revenues for the similar period of 2000. The percentage increase in cost of sales was due to production inefficiencies experienced with one of the newly developed antireflective films on PM5 (Tempe) and start-up costs associated with the new machine PM6 (Tempe) during the first quarter of 2000. Additionally, costs of sales increased during the period due to substantial additional processing costs in Japan necessary to complete the production of one of the newly developed antireflective films.

RESEARCH AND DEVELOPMENT EXPENSES

         Our research and development spending increased $0.3 million, or 22.5%, from $1.2 million in the first quarter of 1999 to $1.5 million in the first quarter of 2000. Research and development expenses decreased from 11.3% of net revenues for the first three months of 1999, to 8.8% of net revenues for the similar period in 2000. We incurred additional costs during the first quarter of 2000 in the development of a prototype antenna and a heatable windshield for automobiles using our XIR films.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. These expenses increased $ 26, or 1.3%, from $2.0 million in the first quarter of 1999. Selling, general and administrative expenses decreased from 18.1% of net revenues for the first three months of 1999 to 11.6% of net revenues for the similar period of 2000. The small increase in the first three months of 2000 was primarily related to our hiring of additional sales personnel and preparation of marketing materials to support our higher planned production capacities. Additionally, travel and communication expenses also increased as the additional sales personnel devoted themselves to international sales.

INCOME (LOSS) FROM OPERATIONS

         Loss from operations was $1.2 million for the first quarter of 2000 compared to a loss of $1.3 million for the first quarter of 1999 due to increased sales, partially offset by lower gross margins on the sale of electronic display films, increased start up costs on the new production machine at our Tempe facility and higher R & D operating expenses.

INTEREST INCOME (EXPENSE), NET

         Net interest expense increased $0.2 million from $0.3 million for the first quarter of 1999 compared to $0.5 million for the similar period in 2000. Interest expense increased from 1999 due to an increase in borrowings from debt and bank credit lines at a higher average annual interest rate.

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES

         We reported a pre-tax loss of $1.5 million for the first quarter of 1999, compared to a pre-tax loss of $1.7 million for the corresponding period in 2000 due to increased revenues, partially offset by lower gross margins on the sale of electronic display films, increased start up costs on the new production machine at our Tempe facility, higher R & D operating expenses and increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL EXPENDITURES

         Since 1998, we have used borrowings, German government grants and cash from operations to fund our capital expenditures. During 1999, we invested approximately $24.0 million in capital expenditures, including approximately $13.5 million of progress payments for our new manufacturing facility and first production machine (PM 8) in Dresden, approximately $7.5 million for two new production machines (PM 6 and PM 7) and leasehold improvements for our Tempe facility, and approximately $2.5 million for the upgrade of two production machines (PM 1 and PM 2) in Palo Alto. These investments were financed by $10.5 million of short and long-term debt, $6.6 million in sales-leaseback financings, $4.9 million in German government grants, and $4.3 million of cash from operations. The German government grants subject us to a number of covenants (See Note 6 of Item 1). The German government may reclaim the grants if we fail to meet any of the covenants. For the quarter ended April 2, 2000, we invested approximately $4.3 million in capital expenditures, primarily to expand production capacity in our Tempe manufacturing facility and to open and equip our Dresden facility.

         We anticipate spending approximately $14.0 million for capital expenditures in 2000, approximately $12.0 million of which will consist of final progress payments on our two new production machines (PM 8 and PM 9) in Dresden and the completion of our Dresden facility. We expect to finance our capital expenditures in Germany primarily through the receipt of grants from the German government, additional bank loans and the release of $3.1 million of cash currently restricted by the German government to use in the financing the completion of our Dresden facility.

         We expect to limit spending for capital expenditures on PM 7 and leasehold improvements at Tempe. We anticipate these expenditures will only commence with an increased line of credit, additional equipment financing or sufficient cash generated from operations.

LIQUIDITY

         Operating activities used approximately $1.5 million in the first three months of 1999 and $2.9 million for the same period in 2000. This increase in the amount of cash used in operating activities in 2000 was primarily due to receivables and inventory growth to support increased sales of electronic display products. Capital expenditures were approximately $2.5 million and $4.3 million for the first quarter of 1999 and the first quarter of 2000, respectively.

         The following table sets forth the material terms of our short and long-term indebtedness at April 2, 2000:

                                                                      Balance at
       Description                                                  April 2, 2000           Interest Rate      Maturity
       -----------                                                  -------------           -------------      --------
       Financing Line of Credit....................                    $ 7,930             0.088% Monthly     June 2001
                                                                         =====
       Long-term debt
           Promissory note dated December 16, 1996.                        961                   9.7             (1)
           Promissory note dated May 6, 1997.......                     10,000              LIBOR + .4375        (2)
           Sales-leaseback agreement dated July 19, 1999                 2,934                  13.0             (3)
           Sales-leaseback agreement dated October 19, 1999              3,600                  13.0             (4)
           German bank loan dated May 28, 1999.....                      3,794                   7.1             (5)
           German bank loan dated May 12, 1999.....                      2,479                   7.1             (6)
           German bank loan dated August 14, 1999                        1,612                   5.8          June 2009
           Other equipment financings..............                        143                   ---             ---
                                                                        ------
                Total long-term debt...............                     25,523
                Less current portion...............                     15,523
                                                                        ------
                                                                      $ 10,000

(1)      We are required to make 48 equal monthly payments through December
         2000.

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

         The promissory note dated December 16, 1996 is payable to a leasing company. The borrowings are collateralized by certain production equipment and subject us to certain financial covenants. At April 2, 2000, we were not in compliance with certain of these financial covenants. We received a waiver from the leasing company for failure to comply with these covenants through the remaining term of the loan.

         The promissory note dated May 6, 1997 is payable to a bank and guaranteed by Teijin Limited, a stockholder and one of our suppliers. The Teijin guarantee is secured by PM 5 and our inventory to the extent necessary to cover 120% of the outstanding loan balance based on the net book value of the inventory. The guarantee subjects us to certain financial and other covenants, including covenants relating to our tangible net worth, our debt to tangible net worth, and the ratio of our cash, cash equivalents and short term investments to our total current liabilities. At April 2, 2000, we were not in compliance with the financial covenants relating to the ratio of our debt to equity and the ratio of our cash, cash equivalents and short-term investments to current liabilities. Teijin delivered to us a waiver of these covenants at April 2, 2000 and through October 1, 2001.

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

SAS 71 REVIEW

         The interim financial statements contained in this Form 10-Q have not been reviewed by our independent auditors, in accordance with the procedures set forth in SAS 71.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         Disclosure about market risk is contained in the Company's Form 10-K\A for the year ended December 31, 1999 filed on October 2, 2000. Subsequent to such filing, no material developments have occurred with respect to the risks described therein.

                            PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS AND OTHER MATTERS

         Certain litigation filed against the Company was described under Item 3 in the Company's Form 10-K\A filed on October 2, 2000. Subsequent to such filing, no material developments have occurred with respect to the litigation described therein.

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

ITEM 5   OTHER INFORMATION

         Not applicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -
                    Exhibit 27.1 Financial Data Schedule

     (b) Reports on Form 8-K - None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 2, 2000


                             By:/s/Thomas G. Hood
                                -----------------
                                 Thomas G. Hood
                                 President and
                                 Chief Executive Officer



                             By:/s/Robert R. Freeman
                                --------------------
                                 Robert R. Freeman
                                 Sr. Vice President and
                                 Chief Financial Officer