Form 10-Q
period 2000-07-02
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2000-10-02
CIK 813619

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the quarterly period ended JULY 2, 2000

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

                           Yes      No    X
                                       ---------

         As of July 2, 2000 there were 7,662,967 shares of the Registrant's Common Stock outstanding.

                           SOUTHWALL TECHNOLOGIES INC.

                                      INDEX


                          PART I FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS:                                             PAGE
          Consolidated Balance Sheets - July 2, 2000
          and December 31, 1999 ..........................................   3

          Consolidated Statements of Operations -
          three month and six month periods
          ended July 2, 2000 and July 4, 1999.............................   4

          Consolidated Statements of Cash Flows -
          six month periods ended July 2, 2000
          and July 4, 1999................................................   5

          Notes to Consolidated Financial Statements .....................   6

ITEM 2    Management's Discussion and Analysis
          of Financial Condition and Results of Operations................  12

ITEM 3    Quantitative and Qualitative Disclosures about Market Risk .....  19

                            PART II OTHER INFORMATION

ITEM 1    Legal Proceedings...............................................  20

ITEM 2    Changes in Securities...........................................  20

ITEM 3    Defaults Upon Senior Securities.................................  20

ITEM 4    Submission of Matters to a Vote of Stockholders.................  20

ITEM 5    Other Information...............................................  20

ITEM 6    Exhibits and Reports on Form 8-K................................  20

          Signatures......................................................  21


                          PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                           SOUTHWALL TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


ASSETS                                                       July 2, 2000   December 31,1999
                                                             ------------   ----------------
                                                             (Unaudited)

     Current assets:
     Cash and cash equivalents                                 $     49         $  1,772
     Restricted cash                                              2,197            1,883
     Accounts receivable, net of allowance
      for doubtful accounts of $863 and $875                     12,920           11,129
     Inventories                                                 11,297            7,221
     Other current assets                                         1,928            1,294
                                                               --------         --------
     Total current assets                                        28,391           23,299

Property and equipment, net                                      49,762           43,533
Other assets                                                      2,553            3,310
                                                               --------         --------

     Total Assets                                              $ 80,706         $ 70,142
                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
     Bank line of credit                                       $ 10,000         $  4,920
     Accounts payable                                            15,418            9,775
     Accrued compensation                                         1,441            1,817
     Other accrued liabilities                                    5,076            4,311
     Current portion of long-term debt                           15,521           14,175
                                                               --------         --------
     Total current liabilities                                   47,456           34,998

Long-term debt                                                   10,000           10,000
Deferred income taxes                                               564              564
                                                               --------         --------
     Total liabilities                                           58,020           45,562

Stockholders' equity:
Common stock, $.001 par value,
      20,000 shares authorized:
      Issued and outstanding: 7,889 and 7,889                         8                8
Capital in excess of par value                                   51,619           51,771
Less cost of treasury stock, 226
    and 371 shares                                               (1,145)          (1,888)
Notes Receivable                                                   (101)            (906)
Other Comprehensive Income
     Translation loss on subsidiary                                   -              (40)
Accumulated deficit                                             (27,695)         (24,365)
                                                               --------         --------
     Total stockholders' equity                                  22,686           24,580
                                                               --------         --------
Total liabilities and
      stockholders' equity                                     $ 80,706         $ 70,142
                                                               ========         ========


          See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                               Three Months Ended                  Six Months Ended
                                               ------------------                  ----------------
                                       July 2, 2000       July 4, 1999       July 2, 2000      July 4, 1999
                                       ------------       ------------       ------------      ------------
                                                           (Restated)                           (Restated)
                                                           ----------                           ----------
                                                             Note 1                               Note 1
                                                             ------                               ------

Net revenues                             $ 20,928           $ 13,479           $ 38,037           $ 24,337
                                         --------           --------           --------           --------

       Costs and expenses:
       Cost of sales                       16,922              9,444             31,705             18,355
       Research and development             1,578              1,293              3,089              2,526
       Selling, general and
       administrative                       3,102              1,970              5,094              3,936
       Legal settlement                       402                  -                402                  -
                                         --------           --------           --------           --------

       Total costs and expenses            22,004             12,707             40,290             24,817
                                         --------           --------           --------           --------

Income(loss) from operations               (1,076)               772             (2,253)              (480)

Interest expense, net                        (530)              (307)             (1000)              (562)
                                         --------           --------           --------           --------

Income(loss)before income taxes            (1,606)               465             (3,253)            (1,042)

Provision for income taxes                    (41)               (13)               (77)               (25)
                                         --------           --------           --------           --------

Net Income(loss)                         $ (1,647)          $    452           $ (3,330)          $ (1,067)
                                         ========           ========           ========           ========

Net Income(loss) per share
 - Basic                                 $  (0.22)          $   0.06           $  (0.44)          $ ( .15)
 - Diluted                               $  (0.22)          $   0.06           $  (0.44)          $ ( .15)

Weighted average shares of
common stock and common
stock equivalents
 - Basic                                    7,631              7,404              7,599              7,364
 - Diluted                                  7,631              7,454              7,599              7,364


          See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                         ----------------
                                                                                   July 2, 2000       July 4, 1999
                                                                                   ------------       ------------
                                                                                                        (Restated)
Cash flows (used in) from operating activities:                                                           Note 1
Net loss                                                                              $ (3,330)          $ (1,067)

    Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                      2,413              2,380
      Decrease (increase) in accounts receivable                                        (1,791)             2,299
      Decrease (increase) in inventories                                                (4,054)                87
      Decrease (increase) in other current and non current assets                           58               (401)
      (Decrease) increase in accounts payable
         and accrued liabilities                                                         5,793             (1,017)
                                                                                      --------           --------

Cash (used in) from operating activities                                                  (911)             2,281
                                                                                      --------           --------

Cash flows from investing activities:
      Decrease (increase) in short-term investments                                          -                  7
      Decrease (increase) in restricted cash                                              (465)            (1,329)
      Expenditures for property, plant and equipment and other assets                   (8,985)            (5,638)
                                                                                      --------           --------

Net cash used in investing activities                                                   (9,450)            (6,960)
                                                                                      --------           --------

Cash flows from financing activities:
      Proceeds from long-term debt                                                       4,766                  -
      Principal payments on long-term debt                                                   -             (3,333)
      Proceeds from bank line of credit                                                  2,343              4,111
      Principal payments on bank line of credit                                              -                  -
      Repayment of stock option loans                                                      724                 80
      Issuance of treasury stock, net                                                      805                223
                                                                                      --------           --------

Net cash provided by financing activities                                                8,638              1,081
                                                                                      --------           --------

Net decrease in cash and cash
 equivalents                                                                            (1,723)            (3,598)

Cash and cash equivalents, beginning of year                                             1,772              4,136
                                                                                      --------           --------

Cash and cash equivalents, end of period                                              $     49           $    538
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

         Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements contained in the Company's Form 10-K\A for the year ended December 31, 1999 filed on October 2, 2000. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

         The previously issued second quarter 1999 interim financial results have been restated for deferral of revenue recognition in the amount of $48.

NOTE 2 - BALANCE SHEET:

RESTRICTED CASH

         The restricted cash reflected on the balance sheet is restricted to use for the German project.

INVENTORIES, NET

         Inventories are stated at the lower of cost (determined by the first-in- first-out method) or market. Inventories consisted of the following:

                                           July 2, 2000       December 31, 1999
                                           ------------       -----------------
               Raw materials                  $ 5,704                $ 2,715
               Work-in-process                  4,519                  2,834
               Finished goods                   1,074                  1,672
                                              -------                -------
                    Total                     $11,297                $ 7,221
                                              =======                =======

NOTE 3 - FINANCING LINE OF CREDIT:

         The Company has a $10 million receivable financing line of credit with a bank. Availability under the line of credit is based on 80% of the approved account receivable balance and bears a finance fee of 0.088% per month of the average daily account balance outstanding during the settlement period. In connection with the line of credit, the Company has granted the bank, a continuing lien upon and security interest in, and right of set off with respect to all of the Company's rights, title and interest in all accounts receivable, inventory, monies, remittances and fixed assets. There was $10.0 million of borrowing outstanding under this line of credit at July 2, 2000. (See Note 9 - Going Concern and Loan Covenants)

NOTE 4 - NET INCOME (LOSS) PER SHARE:

         Basic net income (loss) per share is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income
(loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share uses the average market prices during the period. During each of the periods presented there were no differences between the numerators used for calculation of basic and diluted net income (loss) per share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents in the periods where there is net income is attributable to the effect of dilutive stock options. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would be anti-dilutive. Stock options aggregating 1,822 thousand and 1,415 thousand shares at July 2, 2000 and July 4, 1999, respectively, were not included in the computations of net loss for those six month periods because the effect on the calculations would be anti-dilutive.

NOTE 5 - LONG-TERM DEBT:

         The Company's long-term debt consisted of the following at July 2, 2000:

         Promissory note dated December 16, 1996 .....................   $   611
         Promissory note dated May 6, 1997 ...........................    10,000
         Sale-leaseback agreement dated July 19,1999 .................     2,675
         Sale-leaseback agreement dated October 19, 1999 .............     3,600
         Bank loan dated May 12, 1999 ................................     2,960
         Bank loan dated May 28, 1999 ................................     3,998
         Bank loan dated August 14, 1999 .............................     1,606
         Other .......................................................        71
                                                                         -------
         Total .......................................................    25,521
         Less current portion ........................................   (15,521)
                                                                         -------
                                                                         $10,000
                                                                         =======

         The promissory note dated December 16, 1996 is payable to a leasing company. The borrowings are collateralized on certain production equipment, bear interest of 9.7037% per annum and are subjected to certain financial covenants. The promissory note is payable in monthly installments plus interest for a term of 48 months. At July 2, 2000 the Company was not in compliance with certain of the financial covenants pertaining to this promissory note. The Company has received a waiver from the leasing company for failure to comply with such covenants through the remaining term of the loan. The amount outstanding is repayable within the next 6 months and has been classified as current debt. (See
Note 9 - Going Concern and Loan Covenants)

         The promissory note dated May 6, 1997 is payable to a bank. The note payments are guaranteed by Teijin Limited in Japan (Teijin), a stockholder and supplier of the Company. The Teijin guarantee is collateralized by certain equipment located in the Company's Tempe manufacturing facility and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 0.4375%, (7.4515% at July 2, 2000). The Company is also subject to certain financial covenants. A loan guarantee service fee is payable to Teijin semi-annually on the outstanding balance at the rate of 0.5625%. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest for the remaining three and one half year term. Teijin also received warrants in 1997 to purchase 158,000 shares of the Company's common stock at $9 per share. These warrants were not exercised and expired on May 30, 2000. At July 2, 2000 the Company was not in compliance with certain of the financial covenants with Teijin, the guarantor, pertaining to this promissory note. The Company received a waiver from Teijin through October 1, 2001. (See Note 9 - Going Concern and Loan Covenants)

         During 1999, the Company entered into two equipment sale-leaseback agreements with a leasing company ("Lessor"). Because the Company has an option to purchase the equipment at a price to be determined between the Company and the Lessor at the end of the lease period, the sale-leaseback agreements have been treated as financing. One lease agreement has a lease term of three years and the other lease agreement has an initial lease term of two years with an option to extend it for an additional year. At July 2, 2000, the Company had a total of $6,275 outstanding and due under these leases. The leases are collateralized by the leased equipment and certain other production equipment of the Company. The effective interest rate of both leases is approximately 13% per annum and they are repayable over their lease term commencing in May 2000. Additionally, the Company has provided the Lessor an irrevocable standby letter of credit in the amount of $0.5 million to collateralize all of the Company's obligations under these agreements. The letter of credit shall not expire before January 1, 2002. In addition, $1 million of the amounts received from the Lessor is in an escrow account and will be released to the Company, pending the Company satisfying certain financial conditions. Due to the uncertainty of compliance with these financial conditions, the Company has classified the amount in escrow under non-current "Other Assets." (See Note 9 - Going Concern and Loan Covenants)

         On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $2.9 million (DM 6.0 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in Deutschemarks after the end of 5 years in 10 equal semi-annual payments. The loan bears interest at 7.10% per annum for the first five years, and will be revised to the prevailing rate at the end of the fifth year. (See Note 9 - Going Concern and Loan Covenants)

         An additional loan for $733 (DM 1.5 million) was received from the German bank discussed above. This loan is an advance on a government grant to be received approximately August 2001. The proceeds of the grant are collateral for the loan and, per legal arrangements, will be paid directly to the bank by the government. Payments of interest only are due until then at 7.10% per annum. (See Note 9 - Going Concern and Loan Covenants)

         On May 28, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $6.4 million (DM 12.5 million). Under the terms of this agreement, the funds shall be used solely for the purpose of capital investment by the German subsidiary. The term of the loan is for a period of 20 years and the principal is repayable in Deutschemarks after the end of 10 years in 20 equal semi-annual payments. The loan bears interest at 7.10% per annum for the first ten years, and will be revised to the prevailing rate at the end of the tenth year. (See Note 9 - Going Concern and Loan Covenants)

         On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $1.7 million (DM 3.3 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in Deutschemarks. 50% of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Other Assets." (See Note 9 - Going Concern and Loan Covenants)

         The preceding German bank loans are collateralized by the production equipment, building and land owned by the German subsidiary.

         Other long-term debt consists of capitalized leases primarily related to certain computer equipment used by the Company.

         Principal reductions of long-term debt (excluding long-term debt reclassified to current portion) are scheduled as follows:

                      Year                                     Amount
                      ----                                     ------
                      2000                                    $ 1,704
                      2001                                      4,951
                      2002                                      4,870
                      2003                                      4,073
                      2004                                      2,500
                      Thereafter                                7,655
                                                              -------
                      Total                                   $25,521
                                                              =======

         The Company incurred total interest expense of $1,260 and $307 in the second quarter of 2000 and 1999 respectively. Of these amounts, the Company capitalized $730 and nil in the second quarter of 2000 and 1999, respectively, as part of the costs related to the construction of new manufacturing facilities in Tempe and Dresden, Germany.

NOTE 6 - GOVERNMENT GRANT:

         In August 2000, the Company finalized an agreement to receive a grant award (the "Grant") approved by the State Government of Saxony in Germany (the "Grantor") in May 1999. The agreement provides for investment grants to a maximum amount of $9.9 million (DM 20.3 million). During the year ended December 31, 1999, the Company received approximately $4.9 million (DM 9.6 million) under this Grant and accounted for the Grant by applying the proceeds received against the cost of the German manufacturing facility. The Company is scheduled to receive the remaining balance through 2002.

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

                                                         July 2, 2000     July 4, 1999
                                                         ------------     ------------
                                                                           (Restated)
                                                                             Note 1

     Electronic display..........................            $20,674          $4,525
     Automotive glass............................              9,773          10,552
     Building....................................              7,590           9,260
                                                               -----           -----

       Total net revenues........................            $38,037         $24,337
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

NOTE 9 - GOING CONCERN AND LOAN COVENANTS

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


SIX MONTHS ENDED JULY 4, 1999(1) COMPARED WITH THE SIX MONTHS ENDED JULY 2, 2000
     (1) Restated as described in Note 1 of Item 1

NET REVENUES

         Net revenues increased $13.7 million, or 56.3%, from $24.3 million for the first six months of 1999 to $ 38.0 million for the first six months of 2000. The increase in net revenues was primarily attributable to a $18.5 million increase in sales of electronic display films, primarily due to the successful yield improvements in our production machines located in Tempe and Palo Alto, partially offset by decreases in heat mirror sales.

COST AND EXPENSES

         COST OF SALES. Cost of sales expense consists primarily of materials, production labor and machine overhead. Cost of sales increased $13.3 million, or 73%, from $18.4 million in the first six months of 1999 to $31.7 million for the similar period of 2000. As a percentage of net revenues, cost of sales increased from 75.4% of net revenues in the first six months of 1999, to 83.4% of net revenues for the similar period of 2000. The percentage increase in cost of sales during the first six months of 2000 was due to the increased sales of electronic display films, which have high raw material and processing costs and a lower gross margin. The increase in the cost of sales was offset in part in the recent period due to the return to commercial production of PM 5 which had been shut down for product re-certification in the second quarter of 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Our research and development spending increased $0.6 million, or 22.3%, from $2.5 million in the first six months of 1999 to $3.1 million in the first six months of 2000. Research and development expenses decreased from 10.4% of net revenues for the first six months of 1999, to 8.2% of net revenues for the similar period in 2000. The increase in the first six months of 2000 was primarily attributable to additional travel and personnel costs associated with supporting installation of the new production machines in the Tempe and Dresden plants. In addition, we incurred additional costs during the first six months of 2000 in the development of a prototype antenna and a heatable windshield for automobiles using our XIR films.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. These expenses increased $1.2 million, or 29.4%, from $3.9 million in the first six months of 1999 to $5.1 million in the second quarter of 2000. Selling, general and administrative expenses decreased from 16.2% of net revenues for the second quarter of 1999 to 13.4% of net revenues for the similar period of 2000. The $1.2 million increase in the first six months of 2000 was primarily related to legal and accounting costs for preparation of a prospectus to raise additional capital, increased rents in Palo Alto, and expenses related to the Tempe and Germany operations. Additionally, travel and communication expenses also increased as the additional sales personnel devoted themselves to international sales.

         LEGAL SETTLEMENT. In the second quarter of 2000, a settlement in the amount of $0.4 million was reached on a legal matter.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations was $2.3 million for the first six months of 2000 compared to a loss of $0.5 million for the first six months of 1999, due to lower gross margins on the sale of electronic display films, increased start up costs on the new production machines at our Tempe and Dresden facilities, offering costs and a legal settlement.

INTEREST (EXPENSE), NET

         Net interest expense increased $0.4 million from $0.6 million for the first six months of 1999 compared to $1.0 million for the similar period in 2000. Interest expense increased from 1999 due to an increase in borrowings from debt and bank credit lines at higher average annual interest rates.

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES

         We reported a pre-tax loss of $1.0 million for the first six months of 1999, compared to a pre-tax loss of $3.3 million for the corresponding period in 2000 due to lower gross margins on the sale of electronic display films, increased start up costs on the new production machines at our Tempe and Dresden facilities, offering costs, a legal settlement and interest costs.

THREE MONTHS ENDED JULY 4, 1999(1) COMPARED WITH THREE MONTHS ENDED JULY 2, 2000
     (1) Restated as described in Note 1 of Item 1

NET REVENUES

         Net revenues increased $7.4 million, or 55.3%, from $13.5 million for the second quarter of 1999 to $20.9 million for the second quarter of 2000. The increase in net revenues was primarily attributable to a $10.4 million increase in sales of electronic display films, primarily due to the successful yield improvements in our production machines located in Tempe and Palo Alto.

         During the second quarter of 1999, our Tempe facility had minimal production as a result of the re-certification of production processes for product provided to Sony. Following the September 1999 termination of our relationship with Sony, the Tempe production machine was converted to the production of a similar anti-reflective product for new customers.

COST AND EXPENSES

         COST OF SALES. Cost of sales expense consists primarily of materials, production labor and machine overhead. Cost of sales increased $7.5 million, or 79.2%, from $9.4 million in the second quarter of 1999 to $16.9 million for the similar period of 2000. As a percentage of net revenues, cost of sales increased from 70.1% of net revenues in the second quarter of 1999, to 80.9% of net revenues for the similar period of 2000. The percentage increase in cost of sales was due to the increased sales of electronic display films, which have high raw material and processing costs and a lower gross margin, during the second quarter of 2000. The increase in the cost of sales was offset in part in the recent period due to the return to commercial production of PM 5 which had been shut down for product re-certification in the second quarter of 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Our research and development spending increased $0.3 million, or 22.0%, from $1.3 million in the second quarter of 1999 to $1.6 million in the second quarter of 2000. Research and development expenses decreased from 9.6% of net revenues for the second quarter of 1999, to 7.6% of net revenues for the similar period in 2000. The increase in the second quarter of 2000 was primarily attributable to additional travel and personnel costs associated with supporting installation of the new production machines in the Tempe and Dresden plants. In addition, we incurred additional costs during the second quarter of 2000 in the development of a prototype antenna and a heatable windshield for automobiles using our XIR films.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. These expenses increased $1.1 million, or 57.5%, from $2.0 million in the second quarter of 1999 to $3.1 million in the second quarter of 2000. Selling, general and administrative expenses increased from 14.6% of net revenues for the second quarter of 1999 to 14.8% of net revenues for the similar period of 2000. The $1.1 million increase in the second quarter of 2000 was primarily related to legal and accounting costs for preparation of a prospectus to raise additional capital, increased rents in Palo Alto, and expenses related to the Tempe and Germany operations. Additionally, travel and communication expenses also increased as the additional sales personnel devoted themselves to international sales.

         LEGAL SETTLEMENT. In the second quarter of 2000, a settlement in the amount of $0.4 million was reached on a legal matter.

INCOME [LOSS] FROM OPERATIONS

         Loss from operations was $1.1 million for the second quarter of 2000 compared to a profit of $0.8 million for the second quarter of 1999 due to lower gross margins on the sale of electronic display films and increased start up costs on the new production machines at our Tempe and Dresden facilities, offering costs, and the legal settlement.

INTEREST (EXPENSE), NET

         Net interest expense increased $0.2 million from $ 0.3 million for the second quarter of 1999 compared to $0.5 million for the similar period in 2000. Interest expense increased from 1999 due to an increase in borrowings from debt and bank credit lines at a higher average annual interest rate.

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES

         We reported a pre-tax income of $0.5 million for the second quarter of 1999, compared to a pre-tax loss of $1.6 million for the corresponding period in 2000 due to lower gross margins on the sale of electronic display films and start up costs on the new production machines at our Tempe and Dresden facilities, offering expenses, and the legal settlement.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL EXPENDITURES

         Since 1998, we have used borrowings, German government grants and cash from operations to fund our capital expenditures. During 1999, we invested approximately $23.5 million in capital expenditures, including approximately $9.8 million of progress payments for our new manufacturing facility and first production machine (PM 8) in Dresden, approximately $7.5 million for two new production machines (PM 6 and PM 7) and leasehold improvements for our Tempe facility, and approximately $6.2 million for the upgrade of two production machines (PM 1 and PM 2) in Palo Alto. These investments were financed by $10.5 million of short and long-term debt, $6.6 million in sales-leaseback financings, $4.9 million in German government grants, and $4.3 million of cash from operations. The German government grants subject us to a number of covenants (See Note 6 of Item 1). The German government may reclaim the grants if we fail to meet any of the covenants. For the quarter ended July 2, 2000, we invested approximately $4.3 million in capital expenditures, primarily to expand production capacity in our Tempe manufacturing facility and to open and equip our Dresden facility.

         We anticipate spending approximately $14.0 million for capital expenditures in 2000, approximately $12.0 million of which will consist of final progress payments on our two new production machines (PM 8 and PM 9) in Dresden and the completion of our Dresden facility. We expect to finance our capital expenditures in Germany primarily through the receipt of additional bank loans and the release of $3.1 million of cash currently restricted by the German government to use in financing the completion of our Dresden facility. The German government may reclaim the grants if we fail to meet any of the covenants.

         We expect to limit spending for capital expenditures on PM 7 and leasehold improvements at Tempe. We anticipate these expenditures will only commence with an increased line of credit, additional equipment financing or sufficient cash generated from operations.

LIQUIDITY

         Operating activities generating cash of $2.2 million for the six-month period ended July 4, 1999. Cash used in operating activities for the six- month period ended July 2, 2000 was approximately $0.9 million. This increase in the amount of cash used in operating activities compared to the similar period of 1999 was primarily due to receivables and inventory growth to support increased sales of electronic display products, partially offset by an increase in payables. Capital expenditures were approximately $5.6 million and $9.0 million for the six months of 1999 and the six months of 2000, respectively.

         The following table sets forth the material terms of our short and long- term indebtedness at July 2, 2000:

                                                                       Balance at
         Description                                                  July 2, 2000           Interest Rate      Maturity
         -----------                                                  ------------           -------------      --------
         Financing Line of Credit................................       $ 10,000             0.088% Monthly     June 2001
                                                                        ========
         Long-term debt
              Promissory note dated December 16, 1996............            611                  9.7              (1)
              Promissory note dated May 6, 1997..................         10,000             LIBOR + .4375         (2)
              Sales-leaseback agreement dated July 19, 1999......          2,675                  13.0             (3)
              Sales-leaseback agreement dated October 19, 1999...          3,600                  13.0             (4)
              German bank loan dated May 28, 1999................          3,998                  7.1              (5)
              German bank loan dated May 12, 1999................          2,960                  7.1              (6)
              German bank loan dated August 14, 1999.............          1,606                  5.8           June 2009
              Other equipment financings.........................             71                  ---              ---
                                                                        --------
                  Total long-term debt...........................         25,521
                  Less current portion...........................         15,521
                                                                        --------
                  Long term debt.................................       $ 10,000
                                                                        ========

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

         We have granted the lender of our financing line of credit a security interest in our receivables, inventory and other assets not otherwise collateralized. Our loans from German banks also subject us to covenants, including covenants relating to the progress of the development of our Dresden facility and the minimum number of our employees at Dresden by 2003. We have granted the German banks security interests in our Dresden facility and the assets located at the facility.

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

         The promissory note dated May 6, 1997 is payable to a bank and guaranteed by Teijin Limited, a stockholder and one of our suppliers. The Teijin guarantee is secured by PM 5 and our inventory to the extent necessary to cover 120% of the outstanding loan balance based on the net book value of the inventory. The guarantee subjects us to certain financial and other covenants, including covenants relating to our tangible net worth, our debt to tangible net worth, and the ratio of our cash, cash equivalents and short term investments to our total current liabilities. At July 2, 2000, we were not in compliance with the financial covenants relating to the ratio of our debt to equity and the ratio of our cash, cash equivalents and short-term investments to current liabilities. Teijin delivered to us a waiver of these covenants at July 2, 2000 and through October 1, 2001.

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

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Disclosure about market risk is contained in the Company's Form 10-K\A for the year ended December 31, 1999 filed on October 2, 2000. Subsequent to such filing, no material developments have occurred with respect to the risks described therein.

                            PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS AND OTHER MATTERS

         Certain litigation filed against the Company was described under Item 3 in the Company's Revised Form 10-K\A filed on October 2, 2000. Subsequent to such filing, no material developments have occurred with respect to the litigation described therein.

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

         Not applicable

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         No matters were submitted to a vote of security holders during the quarter ended July 2, 2000.

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