Form 10-Q/A
period 1999-07-04
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2000-11-07
CIK 813619

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q\A


(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the quarterly period ended July 4, 1999
                                        ------------

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______ to ________


                         Commission File Number: 0-15930


                           SOUTHWALL TECHNOLOGIES INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                  94-2551470
     ---------------------------------               -----------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)


   1029 Corporation Way, Palo Alto, California                94303
  ---------------------------------------------             ----------
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (650) 962-9111
                                                   ----------------

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

ITEM 1            Legal Proceedings...........................................14

ITEM 2            Changes in Securities.......................................14

ITEM 3            Defaults Upon Senior Securities.............................14

ITEM 4            Submission of Matters to a Vote of Stockholders.............14

ITEM 5            Other Information...........................................14

ITEM 6            Exhibits and Reports on Form 8-K............................14

                  Signatures..................................................16

                          PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                           SOUTHWALL TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (Unaudited)

ASSETS                                                                      July 4, 1999              December 31, 1998
                                                                            ------------              -----------------
                                                                             (Restated)
                                                                               Note 6
Current assets:
     Cash and cash equivalents                                                $    538                     $  4,136
     Restricted cash                                                             1,329                            -
     Short-term investments                                                          -                            7
     Accounts receivable, net of allowance
      for doubtful accounts of $816 and $845                                    10,138                       12,355
     Inventories                                                                 5,970                        6,057
     Other current assets                                                        1,214                          813
                                                                              --------                     --------
         Total current assets                                                   19,189                       23,368

Property and equipment, net                                                     32,335                       29,068
Other assets                                                                       848                        1,583
                                                                              --------                     --------

     Total assets                                                             $ 52,372                     $ 54,019
                                                                              ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank credit line                                                         $  4,111                     $      -
     Accounts payable                                                            7,202                        6,307
     Accrued compensation                                                        1,774                        2,265
     Other accrued liabilities                                                   1,498                        3,655
     Current portion of long-term debt                                           2,122                       15,397
                                                                              --------                     --------
         Total current liabilities                                              16,707                       27,624

Long-term debt                                                                  10,083                          141
Other                                                                              437                          437
                                                                              --------                     --------
         Total liabilities                                                      27,227                       28,202
                                                                              --------                     --------

Commitments

Stockholders' equity:
     Common stock, $.001 par value,
      20,000 shares authorized:
      Issued and outstanding: 7,889 and 7,889                                        8                            8
     Capital in excess of par value                                             51,892                       52,181
     Notes Receivable                                                             (940)                      (1,020)
     Accumulated deficit                                                       (23,567)                     (22,500)
     Less cost of treasury stock, 442
      and 565 shares                                                            (2,248)                      (2,852)
                                                                              --------                     --------
         Total stockholders' equity                                             25,145                       25,817
                                                                              --------                     --------

     Total liabilities and
          stockholders' equity                                                $ 52,372                     $ 54,019
                                                                              ========                     ========

                  See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                 Three Months Ended                  Six Months Ended
                                                             -------------------------          -----------------------
                                                             July 4,          June 28,          July 4,        June 28,
                                                             -------          --------          -------        --------
                                                              1999              1998             1999            1998
                                                              ----              ----             ----            ----
                                                            (Restated)                         (Restated)
                                                              Note 6                             Note 6
Net revenues                                                $  13,479        $  14,057         $  24,337      $  24,473
                                                            ---------        ---------         ---------      ---------

Costs and expenses:
   Cost of sales                                                9,444           11,022            18,355         21,237
   Research and development                                     1,293              913             2,526          1,973
   Selling, general and
    administrative                                              1,970            2,264             3,936          4,672
                                                            ---------        ---------         ---------      ---------

    Total costs and expenses                                   12,707           14,199            24,817         27,882
                                                            ---------        ---------         ---------      ---------

Income(loss) from operations                                      772             (142)             (480)        (3,409)

Interest income/(expense), net                                   (307)            (182)             (562)          (290)
                                                            ---------        ---------         ---------      ---------

Income(loss) before income taxes                                  465             (324)           (1,042)        (3,699)

Provision for income taxes                                         13               24                25             24
                                                            ---------        ---------         ---------      ---------

Net Income(loss)                                            $     452        $    (348)       $   (1,067)     $  (3,723)
                                                            =========        =========        ==========      =========

Net loss per share            - Basic                       $     .06        $    (.05)       $     (.15)     $    (.49)
                                                            =========        =========        ==========      =========
                              - Diluted                     $     .06        $    (.05)       $     (.15)     $    (.49)
                                                            =========        =========        ==========      =========

Weighted average shares of
common stock and common
stock equivalents          - Basic                              7,404            7,664             7,364          7,614
                           - Diluted                            7,454            7,664             7,364          7,614




                  See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                         ----------------
                                                                            July 4, 1999                  June 28, 1998
                                                                            ------------                  -------------
                                                                              (Restated)
                                                                                Note 6
Cash flows from operating activities:
     Net loss                                                                 $   (1,067)                     $  (3,723)
     Adjustments to reconcile net loss
        to net cash provided by (used in)
        operating activities:
     Depreciation and amortization                                                 2,380                          2,048
     Decrease (increase) in accounts receivable                                    2,299                          2,129
     Decrease (increase) in inventories                                               87                          1,499
     Decrease (increase) in other assets                                             325                             51
     (Decrease) increase in accounts payable
        and accrued liabilities                                                   (1,743)                        (1,650)
                                                                              -----------                     ----------
Cash provided by operating activities                                              2,281                            354
                                                                              -----------                     ----------

Cash flows from investing activities:
     Decrease in short-term investments                                                7                              -
     Increase in restricted cash                                                  (1,329)                             -
     Expenditures for property and equipment                                      (5,638)                        (2,417)
                                                                              -----------                     ----------
Net cash used in investing activities                                             (6,960)                        (2,417)
                                                                              -----------                     ----------

Cash flows from financing activities:
     Payments on long-term debt                                                   (3,333)                          (440)
     Bank line of credit borrowings                                                4,111                              -
     Issuance of treasury stock, net                                                 223                            330
     Sale of common stock, net                                                         -                            154
     Repayment (issuance) of stock option loans, net                                  80                           (250)
                                                                              -----------                     ----------

Net cash provided (used) by financing activities                                   1,081                           (206)
                                                                              -----------                     ----------

Net decrease in cash and cash
     equivalents                                                                  (3,598)                        (2,269)

Cash and cash equivalents, beginning of year                                       4,136                         10,524
                                                                              -----------                     ----------

Cash and cash equivalents, end of period                                      $      538                      $   8,255
                                                                              ===========                     ==========




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

INVENTORIES, NET

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consisted of the following:

                                               July 4, 1999           December 31, 1998
                                               ------------           -----------------
         Raw materials                            $ 3,456                   $ 2,314
         Work-in-process                              462                     2,155
         Finished goods                             2,052                     1,588
                                                  -------                   -------
             Total                                $ 5,970                   $ 6,057
                                                  =======                   =======

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

NOTE 5 - NET INCOME (LOSS) PER SHARE:

         Basic net income (loss) per share is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income
(loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share uses the average market prices during the period. During each of the periods presented there were no differences between the numerators used for calculation of basic and diluted net income (loss) per share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents in the periods where there is net income is attributable to the effect of dilutive stock options. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would be anti-dilutive. Stock options aggregating 1,415 thousand and 1,637 thousand shares at July 4, 1999 and June 28, 1998, respectively, and were not included in the computations of net income (loss) for those six month periods because the effect on the calculations would be anti-dilutive.

NOTE 6 - RESTATEMENT OF FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 4, 1999:

         The Company determined that previously reported financial statements for the three months and six months ended July 4, 1999 required restatement for deferral of revenue recognition ($48) and understatement of cost of goods sold ($34). Furthermore, the company reclassified to restricted cash that portion of cash ($1,329) that is restricted to payments for the facility in Germany and assets of $726 were offset against accrued compensation as payment.

                                           Three Months Ended                         Six Months Ended
                                           ------------------                         ----------------
                                              July 4, 1999                              July 4, 1999
                                              ------------                              ------------
                                    As Reported          As Restated           As Reported          As Restated
                                    -----------          -----------           -----------          -----------
Net Revenue                            $13,527              $13,479              $ 24,385            $ 24,337

Cost of Sales                            9,410                9,444                18,321              18,355

Income (loss) from operations              854                  772                  (398)               (480)

Net income (loss)                        $ 534                $ 452               $  (985)           $ (1,067)
                                         =====                =====               =======            ========

Net income (loss) per share
 Basic                                  $ 0.07                $0.06                $(0.13)           $  (0.15)
                                         =====                =====               =======            ========
 Diluted                                $ 0.07                $0.06                $(0.13)           $  (0.15)
                                         =====                =====               =======            ========


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

GENERAL

         The Company has experienced significant fluctuations in quarterly results of operations. Revenues have varied from quarter to quarter due to the seasonal buying patterns for the Company's Heat Mirror-TM- products, which typically have been strongest in the second and third quarters, and the timing of short-term sales contracts. Additionally, sales of the Company's energy conservation products are significantly influenced by the residential and commercial construction industries, and reduction in construction has generally resulted in a reduction in the sales of the Company's Heat Mirror-TM- products. Historically, operating results have varied from quarter to quarter as a function of the utilization of the Company's production machines. In 1998, and in the first quarter of 1999, operating results were affected by process and machine problems resulting in quality issues associated with the anti-reflective film product manufactured in Tempe, Arizona. The development and introduction of new products and the changing mix of products manufactured have added to the production problems and inefficiencies experienced by the Company. Primarily as a result of these factors, and in view of the Company's strategy of developing additional applications for its thin-film technology, and its ongoing practice of upgrading its manufacturing processes, the Company may continue to experience quarterly fluctuations in its results of operations.

         Although the Company has not experienced a significant amount of inventory obsolescence and believes that its inventory is recoverable, obsolescence of the Company's products could be affected by technological change, competition, loss of customers and reduction in demand, among other factors.

         The Company believes that it must continue to increase revenues and improve manufacturing processes and yields to achieve sustained profitability. Although the Company expanded its capacity by opening a new manufacturing facility in 1997 in Tempe, Arizona and entered into a purchase agreement in 1998 for a new production machine to be completed and installed in Tempe by the first quarter of 2000, and is continuously seeking to expand existing applications, to develop new applications and to expand international marketing and sales efforts, there can be no assurance that the Company will be successful in these efforts and continue to increase revenues.

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

SIX MONTHS ENDED JULY 4, 1999 AND JUNE 28, 1998

         Net revenues decreased $0.1 million to $24.3 million for the first six months of 1999, compared to $24.5 million for the similar period of 1998. The decrease was attributable primarily to a $4.8 million decrease in sales of anti-reflective film for use on CRT terminals along with a $0.7 million decrease of other various products partially offset by an increase of $5.4 million in sales of film used principally by OEM automotive glass manufacturers, compared to the same period last year. The decrease of anti-reflective film sales was due to minimal production in the Tempe plant during the first quarter of 1999 which was the result of the re-certification of production processes for anti-reflective film provided to a major customer. Additionally, the supply agreement with this customer was modified during the second quarter of 1999 which reduced the quantities of anti-reflective film the Company was committed to supply and the customer was committed to purchase.

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

         Selling, general and administrative expense, as a percent of net revenues, decreased to 16% in the first six months of 1999, from 19% for the similar period in 1998. The absolute dollars decreased $0.8 million to $3.9 million in 1999 from $4.7 million in 1998. The decrease in absolute dollars was due primarily to a reduction in staffing and the absence of severance payments associated with the realignment of organizations that occurred in the first six months of 1998.

         Net interest expense increased for the first six months of 1999 to $0.6 million from $0.3 million in the similar period of 1998 due to an increase in the use of the Company's line of credit with a bank and a decrease in interest income. The average cash balances invested during the first six months of 1999 was significantly less than the average balances invested for the comparable period of 1998.

         As a result of the factors discussed above, the Company reported a pre-tax loss of $1.1 million for the first six months of 1999, compared to a pre-tax loss of $3.7 million for the similar period in 1998.

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

         From December 31, 1998 to July 4, 1999, cash, restricted cash and short-term investments decreased by $2.3 million, primarily due to $5.6 million in expenditures for property and equipment partially offset by $1.6 million provided by operating activities and $1.1 million provided by financing activities. Financing activities included a one-time $2.7 million payment to retire the Company's Convertible Subordinated Note that became due and payable May 31, 1999. The $5.6 million in capital expenditures made during the first six months of 1999 includes approximately $1.3 million for the conversion of an older, large-scale production machine located in Palo Alto, California to produce advanced anti-reflective film products and $2.1 million for a new manufacturing machine to be located in Tempe, Arizona. The $1.6 million in cash provided by operating activities resulted primarily from depreciation and amortization of $2.4 million and from a decrease of $2.3 million in accounts receivable partially offset by an increase of $1.0 million in accounts payable and accrued liabilities and the net loss of $1.0 million for the first six months of 1999.

         At July 4, 1999, the Company had $1.9 million of cash and restricted cash. The Company also has a bank line of credit for $6.0 million under which the Company had $4.1 million in borrowings and term loans of $5.0 million and $10.0 million, which are subject to certain financial covenants. In the fourth quarter of 1998 and the first quarter of 1999 the Company was in violation of some of the covenants pertaining to each of the term loans and classified each as short-term debt during those two periods. In May of 1999 the covenants pertaining to the $5.0 million term loan were reset through December 31, 1999 allowing the Company to achieve compliance at July 4, 1999. Although the Company expects to remain in compliance with these modified covenants through the end of 1999, there is no assurance the Company will be able to remain compliant in the year 2000 when the covenants stipulated in the original loan agreement take effect. Therefore, the Company has classified this debt as short-term at July 4, 1999. Additionally, the Company was not in compliance with some of the financial covenants pertaining to its $10.0 million term loan at July 4, 1999. The Company requested and received a waiver for these covenant violations through July 4, 1999 and negotiated new covenants with its lender which are in effect beginning July 5, 1999 through December 31, 2000 at which time the covenants stipulated in the original loan agreement take effect. The Company expects to achieve and remain in compliance with the new covenants through December 31, 2000 and has classified the $10.0 million term loan as long-term debt at July 4, 1999.

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


Dated:  October 6, 2000




                              By:/s/Thomas G. Hood
                                 --------------------
                                 Thomas G. Hood
                                 President and
                                 Chief Executive Officer






                              By:/s/Robert R. Freeman
                                 --------------------
                                 Robert R. Freeman
                                 Sr. Vice President and
                                 Chief Financial Officer