Form 10-Q/A
period 1999-10-03
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2000-11-07
CIK 813619

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q\A


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] -

          For the quarterly period ended OCTOBER 3, 1999

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ______ to ________


                         Commission File Number: 0-15930


                           SOUTHWALL TECHNOLOGIES INC.
                      ----------------------------------------
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

                  Consolidated Balance Sheets - October 3, 1999
                  and December 31, 1998.........................................3

                  Consolidated Statements of Operations -
                  Three months and six months
                  ended October 3, 1999 and September 27, 1998..................4

                  Consolidated Statements of Cash Flows -
                  Three months and nine months
                  ended October 3, 1999 and September 27, 1998..................5

                  Notes to Consolidated Financial Statements....................6

ITEM 2            Management's Discussion and Analysis
                  of Financial Condition and Results of Operations..............8

ITEM 3            Quantitative and Qualitative Disclosures about Market Risk...12

                            PART II OTHER INFORMATION

ITEM 1            Legal Proceedings and Other Matters..........................14

ITEM 2            Changes in Securities........................................14

ITEM 3            Defaults Upon Senior Securities..............................14

ITEM 4            Submission of Matters to a Vote of Stockholders..............14

ITEM 5            Other Information............................................14

ITEM 6            Exhibits and Reports on Form 8-K.............................14

                  Signatures...................................................15

                          PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:
                           SOUTHWALL TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

ASSETS                                                                     October 3, 1999            December 31, 1998
                                                                           ---------------            -----------------
                                                                                (Restated)
                                                                                  Note 6
Current assets:
     Cash and cash equivalents                                                  $    208                     $  4,136
     Restricted cash                                                                  89                            -
     Short-term investments                                                            -                            7
     Accounts receivable, net of allowance
      for doubtful accounts of $853 and $845                                      11,722                       12,355
     Inventories                                                                   6,461                        6,057
     Other current assets                                                          1,465                          813
                                                                                 -------                      -------
         Total current assets                                                     19,945                       23,368

Property and equipment, net                                                       43,368                       29,068
Other assets                                                                       3,299                        1,583
                                                                                 -------                      -------

     Total assets                                                               $ 66,612                     $ 54,019
                                                                                ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank credit line                                                           $  5,118                     $      -
     Accounts payable                                                              8,687                        6,307
     Accrued compensation                                                          1,672                        2,265
     Other accrued liabilities                                                     2,039                        3,655
     Current portion of long-term debt                                             2,661                       15,397
                                                                                 -------                      -------
         Total current liabilities                                                20,177                       27,624

Long-term debt                                                                    20,204                          141
Other                                                                                458                          437
                                                                                 -------                      -------
         Total liabilities                                                        40,839                       28,202
                                                                                 -------                      -------

Commitments

Stockholders' equity:
     Common stock, $.001 par value,
      20,000 shares authorized:
      Issued and outstanding: 7,889 and 7,889                                          8                            8
     Capital in excess of par value                                               51,866                       52,181
     Notes receivable                                                               (930)                      (1,020)
     Accumulated deficit                                                         (23,073)                     (22,500)
     Less cost of treasury stock, 413
      and 565 shares                                                              (2,098)                      (2,852)
                                                                                 -------                      -------
         Total stockholders' equity                                               25,773                       25,817
                                                                                 -------                      -------

     Total liabilities and
          stockholders' equity                                                  $ 66,612                     $ 54,019
                                                                                ========                     ========

                  See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                 Three Months Ended                 Nine Months Ended
                                                                 ------------------                 -----------------
                                                                 Oct. 3,         Sep. 27,           Oct. 3,        Sep. 27,
                                                                 -------         --------           -------        --------
                                                                  1999             1998              1999            1998
                                                                  ----             ----              ----            ----
                                                               (Restated)                        (Restated)
                                                                  Note 6                            Note 6
Net revenues                                                  $  15,122        $  14,011         $  39,459      $  38,484
                                                              ----------        ---------         ---------      ---------

Costs and expenses:
   Cost of sales                                                 10,844           10,056            29,199         31,293
   Research and development                                       1,388              928             3,914          2,901
   Selling, general and
    administrative                                                2,031            2,260             5,967          6,932
                                                                --------          -------           -------       -------

    Total costs and expenses                                     14,263           13,244            39,080         41,126
                                                                --------          -------           -------        -------

Income (loss) from operations                                       859              767               379         (2,642)

Interest income (expense), net                                     (351)            (202)             (913)          (492)
                                                                  ------           ------             -----         ------

Income (loss) before income taxes                                   508              565              (534)        (3,134)

Provision for income taxes                                           14               13                39             37
                                                                 -------          ------           ------            ------

Net income (loss)                                              $    494         $    552          $ (  573)      $ (3,171)
                                                               ========         ========         =========        ========

Net loss per share            - Basic                          $    .07         $    .07          $ (  .08)      $ (  .41)
                                                               ========        =========          ========       ========
                              - Diluted                        $    .06        $     .07          $ (  .08)      $ (  .41)
                                                               ========        =========          ========       ========

Weighted average shares of
common stock and common
stock equivalents - Basic                                         7,464            7,761             7,387          7,664
                  - Diluted                                       7,630            7,964             7,387          7,664




                  See accompanying notes to consolidated financial statements.

                           SOUTHWALL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                         -----------------
                                                                               Oct. 3, 1999                 Sep. 27, 1998
                                                                               ------------                 -------------
                                                                               (Restated)
                                                                                 Note 6
Cash flows from operating activities:
     Net loss                                                                     $ (573)                      $ (3,171)
     Adjustments to reconcile net loss
          to net cash provided by (used in)
          operating activities:
     Depreciation and amortization                                                 3,680                          3,142
     Decrease (increase) in accounts receivable                                      633                           (310)
     Decrease (increase) in inventories                                             (404)                         2,072
     Decrease (increase) in other assets                                             275                             93
     (Decrease) increase in accounts payable
          and accrued liabilities                                                    284                          (  14)
                                                                                  ------                         ------

Cash provided by operating activities                                              3,895                          1,812
                                                                                  ------                         ------

Cash flows from investing activities:
     Decrease in short-term investments                                                7                              -
     Increase in restricted cash                                                     (89)                             -
     Expenditures for property and equipment                                     (20,623)                        (3,484)
                                                                                 -------                         ------

Net cash used in investing activities                                            (20,705)                        (3,484)
                                                                                 -------                         ------

Cash flows from financing activities:
     Payment on long-term debt                                                    (3,693)                          (759)
     Long-term debt borrowings                                                    11,020                              -
     Bank line of credit borrowings                                                5,118                              -
     Issuance of treasury stock, net                                                 340                           (316)
     Sale of common stock, net                                                         -                            352
     Repayment (issuance) of stock option loans, net                                  90                           (372)
                                                                                  ------                         ------

Net cash provided (used) by financing activities                                  12,875                         (1,095)
                                                                                  ------                         ------

Net decrease in cash and cash
     equivalents                                                                  (3,935)                        (2,767)

Cash and cash equivalents, beginning of year                                       4,143                         10,524
                                                                                  ------                         ------

Cash and cash equivalents, end of period                                        $    208                       $  7,757
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

INVENTORIES, NET

     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consisted of the following:

                                                           Oct. 3, 1999                  December 31, 1998
                                                           ------------                  -----------------

          Raw materials                                       $ 3,638                         $ 2,314
          Work-in-process                                         832                           2,155
          Finished goods                                        1,991                           1,588
                                                               ------                          ------
              Total                                           $ 6,461                         $ 6,057
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

NOTE 4 - LINE OF CREDIT AGREEMENT:

     The Company has secured a $7 million revolving line of credit with a bank which expires in June 2000. This line of credit may be extended for additional one-year terms with the bank's approval. The amount of borrowings is based upon a percentage of accounts receivable, which at October 3, 1999, did not limit available borrowing under the line. The line is secured by certain assets of the Company and bears interest at an annual rate of 11.00%. As of October 3, 1999, $5.1 million was borrowed under this line of credit.

NOTE 5 - NET INCOME (LOSS) PER SHARE:

     Basic net income (loss) per share is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share uses the average market prices during the period. During each of the periods presented there were no differences between the numerators used for calculation of basic and diluted net income (loss) per share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents in the periods where there is net income is attributable to the effect of dilutive stock options. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would be anti-dilutive. Stock options aggregating 1,415 thousand and 1,637 thousand shares at October 3, 1999 and September 27, 1998, respectively, were not included in the computations of net loss for those nine month periods because the effect on the calculations would be anti-dilutive.

NOTE 6 - RESTATEMENT OF FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 3, 1999:

     The Company determined that previously reported financial statements for the three months ended October 3, 1999 required restatement for deferral of revenue recognition ($73), over accrual of expenses ($53), and capitalization of interest expense ($154). This resulted in a credit of $134 to results of operations for the three months ended October 3, 1999. In addition, the Company determined that previously reported financial statements for the three months ended July 4, 1999 required restatement for deferral of revenue recognition ($48) and understatement of cost of goods sold ($34). The aggregate effect of these changes was a credit of $52 to results of operations for the nine months ended October 3, 1999. Furthermore, the Company reclassified to restricted cash ($89) that portion of cash that is restricted to payments for the facility in Germany and assets of $927 were offset against accrued compensation as payment.

                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                        ------------------                      -----------------
                                                         OCTOBER 3, 1999                         OCTOBER 3, 1999
                                                         ---------------                         ---------------
                                                 AS REPORTED         AS RESTATED         AS REPORTED         AS RESTATED
                                                 -----------         -----------         -----------         -----------

         Net Revenue                                $15,195             $15,122              $ 39,580         $  39,459

         Cost of Sales                               10,897              10,844                29,218            29,199

         Income (loss) from operations
                                                        879                 859                   481               379

         Net income (loss)                          $   360             $   494              $   (625)        $    (573)
                                                      =====               =====                =======          =======

         Net income (loss) per share
          Basic                                     $  0.05             $  0.07              $  (0.08)        $   (0.08)
                                                      =====               =====                =======          =======
          Diluted                                   $  0.05             $  0.06              $  (0.08)        $   (0.08)
                                                      =====               =====                =======          =======

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

     The Company believes that it must continue to increase revenues and improve manufacturing processes and yields to achieve sustained profitability. Although the Company expanded its capacity by opening a new manufacturing facility in 1997 in Tempe, Arizona and entered into a purchase agreement in 1998 for a new production machine currently being installed in Tempe and operational by the first quarter of 2000, and is continuously seeking to expand existing applications, to develop new applications and to expand international marketing and sales efforts, there can be no assurance that the Company will be successful in these efforts and continue to increase revenues.

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

NINE MONTHS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998

     Net revenues increased $1.0 million to $39.5 million for the first nine months of 1999, compared to $38.5 million for the similar period in 1998. The increase was attributable primarily to a $5.2 million decrease in sales of anti-reflective film for use on CRT terminals along with a $0.1 million decrease of other various products partially offset by an increase of $6.4 million in sales of film used principally by OEM automotive glass manufacturers, compared to the same period last year. The decrease of anti-reflective film sales was primarily due to minimal production in the Tempe plant during the first quarter of 1999 which was the result of the re-certification of production processes for anti-reflective film provided to a major customer. Additionally, the supply agreement with this customer was modified during the second quarter of 1999 which reduced the quantities of anti-reflective film the Company was committed to supply and the customer was committed to purchase in the second and third quarters of 1999.

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

     Research and development expenses, as a percent of net revenues, were 10% for the first nine months of 1999, compared to 8% for the similar period in 1998. The absolute dollars increased $1.0 million to $3.9 million in 1999 from $2.9 million in 1998. The increase in research and development expenses in 1999 was attributable to an increase in personnel involved in the development of new products and new deposition technology and the installation of a new production machine in Tempe, Arizona.

     Selling, general and administrative expense, as a percent of net revenues, decreased to 15% in the first nine months of 1999, from 18% for the similar period in 1998. The absolute dollars decreased $1.0 million to $6.0 million in 1999 from $6.9 million in 1998. The decrease in absolute dollars was due primarily to a reduction in staffing and the absence of severance payments associated with the realignment of organizations that occurred in the first nine months of 1998.

     Net interest expense increased for the first nine months of 1999 to $0.9 million from $0.5 million in the similar period of 1998 due to an increase in the use of the Company's line of credit with a bank and an increase in long term debt borrowing.

     As a result of the factors discussed above, the Company reported a pre-tax loss of $0.5 million for the first nine months of 1999, compared to a pre-tax loss of $3.1 million in the similar period of 1998.

THREE MONTHS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998

     Net revenues increased to $15.1 million for the third quarter of 1999, compared to $14.0 million for the similar period of 1998. The increase was primarily attributable to an increase in silver film sales of $1.7 million and an increase in automotive film sales of $1.0 million partially offset by a decrease in sales of anti-reflective film of $0.9 million and a decrease of $0.6 million in sales of various other products. The decrease in anti-reflective film sales in the third quarter of 1999 was primarily due to the modification of a supply agreement with a major customer which reduced the volume of film the Company was committed to supply and the customer was committed to purchase during the quarter.

     Cost of sales for the third quarter of 1999 was 72% of net revenues, compared to 72% for the similar period of 1998. Cost of sales as a percentage of net sales remained flat during the quarter due to an increase in sales of higher margin silver and automotive products which were offset by higher cost of sales on the introduction of new anti-reflective products and the phasing out of certain existing anti-reflective products.

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

     Net interest expense increased to $0.4 million for the third quarter of 1999 compared to $0.2 million for the similar period of 1998 due to an increase in the use of the Company's credit line with a bank and an increase in long term debt borrowing.

     As a result of the factors discussed above, the Company reported pre-tax income of $0.5 million for the third quarter of 1999, compared to pre-tax income of $0.6 million for the similar period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     From December 31, 1998 to October 3, 1999, cash, restricted cash and short-term investments decreased by $3.9 million, primarily due to $20.6 million in expenditures for property and equipment partially offset by $13.0 million provided by financing activities and $3.0 million provided by operating activities. Additionally, financing activities included a one-time $2.7 million payment to retire the Company's Convertible Subordinated Note that became due and payable May 31, 1999. The $19.7 million in capital expenditures made during the first nine months of 1999 include approximately $8.5 million for the Company's new manufacturing facility located in Dresden, Germany, which will produce automotive film products in mid 2000. Additional capital expenditures made during the first nine months of 1999 include approximately $5.5 million for two new production machines for the Company's Tempe, Arizona facility and $1.3 million for the conversion of an older, large-scale production machine located in Palo Alto, California to produce advanced anti-reflective film products. The $3.0 million in cash provided by operating activities resulted primarily from depreciation and amortization of $3.7 million and from an increase in accounts payable and accrued liabilities of $0.3 million partially offset by a decrease of $0.4 million in accounts receivable, inventory and other current assets and the net loss of $0.6 million for the first nine months of 1999.

     At October 3, 1999, the Company had $0.3 million of cash and restricted cash. The Company also has a bank line of credit for $7.0 million under which the Company had $5.1 million in borrowings. Additionally, the Company has term loans of $5.0 million and $10.0 million, which are subject to certain financial covenants and a lease financing agreement for $3.0 million, which is also subject to certain financial covenants. During the first nine months of 1999 the Company has been in violation of some of the covenants pertaining to each of the term loans and has classified each as short-term debt during the first and second quarters of 1999. In May of 1999 the covenants pertaining to the $5.0 million term loan were reset through December 31, 1999 and in August of 1999 the covenants pertaining to the $10.0 million term loan were reset through December 31, 2000. Although the Company expects to achieve compliance with these modified covenants in the fourth quarter of 1999 it continued to remain out of compliance with the covenants on both term loans in the third quarter of 1999. The Company requested and received a waiver for the covenant violation on its $10 million term loan through October 3, 1999 and has classified this term loan as long-term debt at October 3, 1999. The Company expects to achieve and remain in compliance with the new covenants pertaining to the $10 million term loan through December 31, 2000.

     The Company anticipates that it will acquire approximately $2.0 million of new capital equipment in the fourth quarter of 1999 which includes progress payments on two new production machines for its film products and a planned expansion in the European automotive film market. In July 1999 the Company secured $3.0 million of long term equipment financing and in October 1999 the Company secured an additional $3.6 million of long term equipment financing to be used for the two new production machines for Tempe, Arizona. Additionally, the Company borrowed $7.9 million from a bank for partial financing of the Company's new manufacturing facility located in Dresden, Germany and has classified this debt as long term at October 3, 1999.

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