Form 10-Q
period 2000-10-01
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2000-11-15
CIK 813619

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended October 1, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

Commission File Number: 0-15930

SOUTHWALL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2551470 (I.R.S. Employer Identification Number)
1029 Corporation Way, Palo Alto, California (Address of principal executive offices)	94303 (Zip Code)

Registrant's telephone number, including area code: (650) 962-9111

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 1, 2000 there were 7,682,521 shares of the Registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.
INDEX

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1—Financial Statements:

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 1, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132	$1,772
Restricted cash	2,585	1,883
Accounts receivable, net of allowance for doubtful accounts of $1,108 and $875	15,676	11,129
Inventories	11,188	7,221
Other current assets	1,498	1,294

Total current assets	31,079	23,299

Property and equipment, net	48,700	43,533
Other assets	2,510	3,310

Total Assets	$82,289	$70,142

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit	$9,824	$4,920
Accounts payable	18,020	9,775
Accrued compensation	1,981	1,817
Other accrued liabilities	5,399	4,311
Current portion of long-term debt	16,588	14,175

Total current liabilities	51,812	34,998
Long-term debt	8,750	10,000
Other	545	564

Total liabilities	61,107	45,562
Stockholders' equity:
Common stock, $.001 par value, 20,000 shares authorized: Issued and outstanding: 7,889 and 7,889	8	8
Capital in excess of par value	51,648	51,771
Less cost of treasury stock, 206 and 371 shares	(1,043)	(1,888)
Notes Receivable	(101)	(906)
Other Comprehensive Income
Translation loss on subsidiary	(87)	(40)
Accumulated deficit	(29,243)	(24,365)

Total stockholders' equity	21,182	24,580

Total liabilities and stockholders' equity	82,289	$70,142

See accompanying notes to consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2000	October 3, 1999	October 1, 2000	October 3, 1999
Net revenues	$26,361	$15,122	$64,398	$39,459

Costs and expenses:
Cost of sales	19,399	10,844	51,104	29,199
Research and development	1,921	1,388	5,010	3,914
Selling, general and administrative	5,621	2,031	10,715	5,967
Legal settlement	—	—	402	—

Total costs and expenses	26,941	14,263	67,231	39,080

Income (loss) from operations	(580)	859	(2,833)	379
Interest expense, net	(950)	(351)	(1,950)	(913)

Income (loss) before income taxes	(1,530)	508	(4,783)	(534)
Provision for income taxes	(18)	(14)	(95)	(39)

Net Income (loss)	$(1,548)	$494	$(4,878)	$(573)

Net Income (loss) per share
— Basic	$(0.20)	$0.07	$(0.64)	$(0.08)
— Diluted	$(0.20)	$0.06	$(0.64)	$(0.08)
Weighted average shares of common stock and common stock equivalents
— Basic	7,680	7,464	7,614	7,387
— Diluted	7,680	7,630	7,614	7,387

See accompanying notes to consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2000	October 3, 1999
Cash flows from operating activities:
Net loss	$(4,878)	$(573)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	3,836	3,680
Decrease (increase) in accounts receivable	(4,547)	633
Decrease (increase) in inventories	(3,969)	(404)
Decrease (increase) in other current and noncurrent assets	479	275
(Decrease) increase in accounts payable and accrued liabilities	9,257	284

Cash from operating activities	178	3,895

Cash flows from investing activities:
Decrease (increase) in short-term investments	—	7
Decrease (increase) in restricted cash	(898)	(89)
Expenditures for property, plant and equipment and other assets	(10,499)	(20,623)

Net cash used in investing activities	(11,397)	(20,705)

Cash flows from financing activities:
Proceeds from foreign government grants	945	—
Proceeds from long-term debt	3,617	11,020
Principal payments on long-term debt	(1,413)	(3,693)
Proceeds from bank line of credit	26,411	5,118
Principal payments on bank line of credit	(21,507)	—
Repayment of stock option loans	805	90
Issuance of treasury stock, net	721	340

Net cash provided by financing activities	9,579	12,875

Net decrease in cash and cash equivalents	(1,640)	(3,935)
Cash and cash equivalents, beginning of year	1,772	4,143

Cash and cash equivalents, end of period	$132	$208

See accompanying notes to consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

Note 1—Interim Period Reporting:

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

Note 2—Balance Sheet:

Restricted Cash

    The restricted cash reflected on the balance sheet is restricted to use for the German subsidiary.

Inventories, net

    Inventories are stated at the lower of cost (determined by the first-in- first-out method) or market. Inventories consisted of the following:

	October 1, 2000	December 31, 1999
Raw materials	$5,218	$3,369
Work-in-process	4,519	2,651
Finished goods	1,451	1,201

Total	$11,188	$7,221

Note 3—Net income (loss) per share:

    Basic net income (loss) per share is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share uses the average market prices during the period. During each of the periods presented there were no differences between the numerators used for calculation of basic and diluted net income (loss) per share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents in the periods where there is net income is attributable to the effect of dilutive stock options. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would be anti-dilutive. Stock options aggregating 2,045 thousand and 1,535 thousand shares at October 1, 2000 and October 3, 1999, respectively, were not included in the computations of net loss for those nine month periods because the effect on the calculations would be anti-dilutive.

Note 4—Financing Line of Credit:

    The Company has a $10 million receivable financing line of credit with a bank. Availability under the line of credit is based on 80% of the approved account receivable balance and bears a finance fee of 0.088% per month of the average daily account balance outstanding during the settlement period. In connection with the line of credit, the Company has granted the bank, a continuing lien upon and security interest in, and right of set off with respect to all of the Company's rights, title and interest in all accounts receivable, inventory, monies, remittances and fixed assets. There was $9.8 million of borrowing outstanding under this line of credit at October 1, 2000. (See Note 9—Going Concern and Loan Covenants)

Note 5—Long-term debt:

    The Company's long-term debt consisted of the following at October 1, 2000:

Promissory note dated December 16, 1996	$247
Promissory note dated May 6, 1997	10,000
Sale-leaseback agreement dated July 19,1999	2,648
Sale-leaseback agreement dated October 19, 1999	3,018
Bank loan dated May 12, 1999	2,558
Bank loan dated May 28, 1999	5,101
Bank loan dated August 14, 1999	1,490
Other	276

Total	25,338
Less current portion	(16,588)

$8,750

    The promissory note dated December 16, 1996 is payable to a leasing company. The borrowings are collateralized on certain production equipment, bear interest of 9.7037% per annum and are subjected to certain financial covenants. The promissory note is payable in monthly installments plus interest for a term of 48 months. At October 1, 2000 the Company was not in compliance with certain of the financial covenants pertaining to this promissory note. The Company has received a waiver from the leasing company for failure to comply with such covenants through the remaining term of the loan. The amount outstanding is repayable within the next 6 months and has been classified as current debt. (See Note 9—Going Concern and Loan Covenants)

    The promissory note dated May 6, 1997 is payable to a bank. The note payments are guaranteed by Teijin Limited in Japan (Teijin), a stockholder and supplier of the Company. The Teijin guarantee is collateralized by certain equipment located in the Company's Tempe manufacturing facility and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 0.4375%, (7.4515% at October 1, 2000). The Company is also subject to certain financial covenants. A loan guarantee service fee is payable to Teijin semi-annually on the outstanding balance at the rate of 0.5625%. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest for the remaining three and one half year term. Teijin also received warrants in 1997 to purchase 158,000 shares of the Company's common stock at $9 per share. These warrants were not exercised and expired on May 30, 2000. At October 1, 2000 the Company was not in compliance with certain of the financial covenants with Teijin, the guarantor, pertaining to this promissory note. The Company received a waiver from Teijin through October 1, 2001. (See Note 9—Going Concern and Loan Covenants)

    During 1999, the Company entered into two equipment sale-leaseback agreements with a leasing company ("Lessor"). Because the Company has an option to purchase the equipment at a price to be determined between the Company and the Lessor at the end of the lease period, the sale-leaseback agreements have been treated as financing. One lease agreement has a lease term of three years and the other lease agreement has an initial lease term of two years with an option to extend it for an additional year. At October 1, 2000, the Company had a total of $5,666 outstanding and due under these leases. The leases are collateralized by the leased equipment and certain other production equipment of the Company. The effective interest rate of both leases is approximately 13% per annum and they are repayable over their lease term commencing in May 2000. Additionally, the Company has provided the Lessor an irrevocable standby letter of credit in the amount of $0.5 million to collateralize all of the Company's obligations under these agreements. The letter of credit shall not expire before January 1, 2002. In addition, $1 million of the amounts received from the Lessor is in an escrow account and will be released to the Company, pending the Company satisfying certain financial conditions. Due to the uncertainty of compliance with these financial conditions, the Company has classified the amount in escrow under non-current "Other Assets." (See Note 9—Going Concern and Loan Covenants)

    On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $2.9 million (DM 6.0 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in Deutschemarks after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum for the first five years, and will be revised to the prevailing rate at the end of the fifth year. (See Note 9—Going Concern and Loan Covenants)

    An additional loan for $733 (DM 1.5 million) was received from the German bank discussed above. This loan is an advance on a government grant to be received approximately August 2001. The proceeds of the grant are collateral for the loan and, per legal arrangements, will be paid directly to the bank by the government. Payments of interest only are due until then at 7.10% per annum. (See Note 9—Going Concern and Loan Covenants)

    On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds are available in three tranches, and shall be used solely for the purpose of capital investment by the German subsidiary. The first tranche provides for borrowings of $1.5 million (DM 3.35 million) for a term of seven years and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bears fixed interest at 3.75% per annum for the period of seven years. The second tranche provides for borrowings of $2.2 million

(DM 4.89 million) for a term of twenty years. The principal is repayable after ten years in ten equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years. The third tranche provides for borrowings of $1.87 million (EURO 2.121 million) for a term of ten years, and the principal is repayable after one year, in thirty six equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the first five years. All of the proceeds from the loans were received during 1999.

    On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $1.7 million (DM 3.3 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in Deutschemarks. 50% of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Other Assets." (See Note 9—Going Concern and Loan Covenants)

    The preceding German bank loans are collateralized by the production equipment, building and land owned by the German subsidiary.

    Other long-term debt consists of capitalized leases primarily related to certain computer equipment used by the Company.

    Principal reductions of long-term debt (exclusive of long-term debt reclassified to current portion) are scheduled as follows:

Year	Amount
2000	$1,173
2001	5,313
2002	5,089
2003	3,699
2004	3,053
Thereafter	7,011

Total	$25,338

    The Company incurred total interest expense of $950 and $351 in the third quarter of 2000 and 1999 respectively.

Note 6—Government Grant:

    In August 2000, the Company finalized an agreement to receive a grant award (the "Grant") approved by the State Government of Saxony in Germany (the "Grantor") in May 1999. The agreement provides for investment grants to a maximum amount of $9.9 million (DM 20.3 million). During the year ended December 31, 1999, the Company received approximately $4.9 million (DM 9.6 million) under this Grant and accounted for the Grant by applying the proceeds received against the cost of the German manufacturing facility. The Company has received $0.9 million (DM

2.1 million) during the third quarter of 2000 and is scheduled to receive $0.9 million (DM 2.1 million) in 2001.

    The Grant is subject to the following requirements:

    a)  The grant is earmarked to co-finance the costs of the construction of a facility to manufacture Heat Mirror XIR® film for the automotive glass industry, located at Grossroehrsdorf, Germany.

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

Note 7—Segment Reporting:

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

	Three Months Ended		Nine Months Ended
	October 1, 2000	October 3, 1999	October 1, 2000	October 3, 1999
Electronic display	$12,353	$2,024	$33,027	$6,549
Automotive glass	4,541	2,871	14,314	13,423
Architectural	9,467	10,227	17,057	19,487

Total net revenues	$26,361	$15,122	$64,398	$39,459

Note 8—Contingencies:

    The Company has been named a defendant in a purported class action lawsuit. Plaintiffs contend that Heat Mirror equipped glass units manufactured throughout the country are subject to clouding and discoloration.Several of the Company's co-defendants have settled their portions of the case. Southwall has tentatively reached a settlement with plaintiffs in the amount of $3.75 million. At this time, it is believed that the entire amount will be funded by Southwall's insurance carrier. The insurance carrier has not indicated whether it intends to pursue Southwall for reimbursement of the settlement amount.

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

    In the third quarter of 2000, the Company was named a co-defendant, along with a glass manufacturer, in a legal suit brought by certain contractors. The contractors alleged the insulating glass units ("IGU") installed at an airport project, which incorporated the Company's insulation film, have failed. The Company has filed a motion to dismiss the claims asserted against it and will vigorously defend this suit.

    Recently, the Company was named in a lawsuit filed in the United States District Court, Northern District of California by a manufacturer of insulated glass units allegedly using technology designed and leased by the Company, claiming various failures and deficiencies in the units, which give rise to warranty and other consumer claims. The complaint alleges $32 million in damages and $25 million in restitution. The Company intends to aggressively defend this action and its defense is partially covered by its insurer. The action has only recently been filed and, as such, it is premature to assess the likelihood of success.

    In addition, the Company is involved in a number of other legal actions arising in the ordinary course of business. The Company believes, that the various asserted claims and litigation in which it is involved will not materially affect its consolidated financial position, future operating results or cash flows.

Note 9—Going Concern and Loan Covenants

  Loan Covenants

    Pursuant to the loan and or lease agreements listed above, and related terms, conditions and covenants the Company requested and received waivers from the financial institutions, except the German bank loans and sale-leaseback agreements as discussed below, related to the Company's default or event of default pursuant to these respective agreements or otherwise arising in connection with the Company's requirement to restate prior financial periods, the financial position of the Company reflected in such restated financial statements, the Company's failure to file its Form 10-Q for the second quarter of 2000 in a timely manner and trading halts or other actions taken or threatened to be taken by NASDAQ, or any law suits filed or threatened to be filed in connection with such restatements or late filings.

    The Company has received from the German banks a waiver of the Events of Default pursuant to the agreements but the German banks did not provide a waiver of the Events of Default or any rights it may have with respect to any further material adverse change in the financial condition of the Company resulting from the Events of Default and the German banks have reserved the right to terminate the loan agreements after the third and fourth quarter of 2000 if the expectations relating to turnover and profit as provided by the Company don't occur and provide a cause for termination. While the Company's third quarter turnover was approximately the projected turnover the profit was less than projected due to higher operating expenses. The Company is in the process of discussing the results of operations and future projections with the German banks. The Company cannot currently determine with reasonable certainty whether it will be able to comply with these provisions and accordingly has reclassified these loans from long-term to current liabilities in the balance sheet.

    The Company received from the leasing company for the sale-leaseback agreements dated July 19, 1999 and October 19, 1999 a partial waiver of the Events of Default pursuant to the agreements. However the leasing company reserved its right to declare an Event of Default based on the Company's financial condition. Accordingly the Company has reclassified these agreements from long-term to current liabilities in the balance sheet.

  Going Concern

    On July 12, 2000, the Company increased its receivable financing line of credit to $12.0 million from the asset-based lending subsidiary of a bank. The bank also secured a $5.0 million guaranty of its loan from the Ex-Im Bank. This increase expired September 30, 2000, at which time the credit limit was reduced to $10.0 million. The Company is exploring other potential revolving credit and term loan facilities secured by the Ex-Im guaranty, its receivables and inventory and unencumbered equipment, including the equipment securing the Company's promissory note dated December 16, 1996 which will be fully repaid by November 2000. However, the Company can give no assurances it will be successful in obtaining the required additional financing.

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

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

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

    In 1996, we realized our first material revenue from the electronic display and automotive markets. For the nine months ended October 1, 2000 the electronic display products account for 51% of our revenues with the automotive sector contributing 22% of our revenues. We expect most of our revenue growth to continue to come from the electronic display and automotive markets.

    Several factors affect our gross margins, including manufacturing efficiencies, product mix, product differentiation, inventory management, volume pricing, and the start-up of equipment and new plants. Over the past several years, each of these factors has contributed to margin volatility as we have added new capacity to meet the demand of our electronics and automotive markets.

Capital Expenditures

    In 2000, we expect to spend approximately $10.0 million for capital expenditures to increase production capacity in our operations. From the time we order a new production machine, it typically takes 12 to 18 months until we are able to produce in commercial volumes. The last six months of this period are typically spent testing the machine to make sure it meets our product quality requirements and those of our customers. During this period the new production machines typically produce minimal revenues. In accordance with generally accepted accounting principles, all substrate, target and material costs incurred prior to a machine beginning any commercial production are expensed as incurred and classified as costs of sales. In addition, interest costs associated with borrowings for capital expenditures are capitalized until these assets begin commercial production.

    In the first quarter of 2000, our second machine at Tempe (PM 6) began to produce limited amounts of film for commercial use. An additional machine (PM 7) was delivered to Tempe in the third quarter of 2000. Additionally, we took possession of our new facility in Dresden in May 2000, where PM 8 was installed in the third quarter and the PM 9 installation will be completed in 2001. We expect these two production machines to commence commercial production in November of 2000 and the second quarter of 2001, respectively.

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

Three Months Ended October 3, 1999 Compared with Three Months Ended October 1, 2000

Net revenues

    Net revenues increased $11.3 million, or 74.3%, from $15.1 million for the third quarter of 1999 to $26.4 million for the third quarter of 2000. The increase in net revenues was primarily attributable to the increase in sales of electronic display and automotive films and the successful yield improvements in our production machines located in Tempe and Palo Alto.

    During the third quarter of 1999, our Tempe facility had minimal production as a result of the re-certification of production processes for product provided to Sony. Following the September 1999 termination of our relationship with Sony, the Tempe production machine was converted to the production of a similar anti-reflective product for new customers.

Cost and expenses

    Cost of sales.  Cost of sales expense consists primarily of materials, production labor and machine overhead. Cost of sales increased $8.6 million, or 78.9%, from $10.8 million in the third quarter of 1999 to $19.4 million for the similar period of 2000. As a percentage of net revenues, cost of sales increased from 71.7% of net revenues in the third quarter of 1999, to 73.6% of net revenues for the similar period of 2000. The increase in cost of sales is due to the increased volume of electronic display film which requires more expensive raw materials, higher freight and handling costs. It also requires additional processing by an offshore contractor.

    Research and development expenses.  Our research and development spending increased $0.5 million, or 38.4%, from $1.4 million in the third quarter of 1999 to $1.9 million in the third quarter of 2000. Research and development expenses decreased from 9.2% of net revenues for the third quarter of 1999, to 7.3% of net revenues for the similar period in 2000. The increase in the third quarter of 2000 was primarily attributable to additional travel and personnel costs associated with supporting installation of the new production machines in the Tempe and Dresden plants. In addition, we incurred additional costs during the third quarter of 2000 in the development of a prototype antenna and a heatable windshield for automobiles using our XIR films.

    Selling, general and administrative expenses.  Selling, general and administrative expenses normally consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. These expenses increased $3.6 million, or 176.8%, from $2.0 million in the third quarter of 1999 to $5.6 million in the third quarter of 2000. Selling, general and administrative expenses increased from 13.4% of net revenues for the third quarter of 1999 to 21.3% of net revenues for the similar period of 2000. The $3.6 million increase in the third quarter of 2000 related to non-recurring legal and accounting and temporary labor costs for preparation of restated financial statements for 1999 and the first quarter of 2000 and filing of the second quarter 2000 statements. The company also incurred increased rents in Palo Alto, and increased expenses related to the Tempe and

Germany operations. Additionally, travel and communication expenses also increased as the additional sales personnel devoted themselves to international sales.

Income (loss) from operations

    Loss from operations was $0.6 million for the third quarter of 2000 compared to a profit of $0.9 million for the third quarter of 1999 due to lower gross margins on the sale of electronic display films and increased start up costs on the new production machines at our Tempe and Dresden facilities, restatement costs, and higher expenses as discussed above.

Interest (expense), net

    Net interest expense increased $0.6 million from $0.4 million for the third quarter of 1999 compared to $1.0 million for the similar period in 2000. Interest expense increased from 1999 due to an increase in borrowings from debt and bank credit lines at a higher average annual interest rate.

Income (loss) before provision for income taxes

    We reported a pre-tax income of $0.5 million for the third quarter of 1999, compared to a pre-tax loss of $1.5 million for the corresponding period in 2000 due to lower gross margins, start up costs on the new production machines at our Tempe and Dresden facilities, significant non-recurring restatement expenses, and higher operating expenses and interest cost.

Nine Months Ended October 3, 1999 Compared with the Nine Months Ended October 1, 2000

Net revenues

    Net revenues increased $24.9 million, or 63.2%, from $39.5 million for the first nine months of 1999 to $64.4 million for the first nine months of 2000. The increase in net revenues was primarily attributable to the increase in sales of electronic display films, and thin film coated products sold to the automotive industry in Europe, partially offset by decreases in architectural sales.

Cost and expenses

    Cost of sales.  Cost of sales expense consists primarily of materials, production labor and machine overhead. Cost of sales increased $21.9 million, or 75.0%, from $29.2 million in the first nine months of 1999 to $51.1 million for the similar period of 2000. As a percentage of net revenues, cost of sales increased from 74.0% of net revenues in the first nine months of 1999, to 79.4% of net revenues for the similar period of 2000. The percentage increase in cost of sales during the first nine months of 2000 was due to increased material cost, costs of outside contractor services and increased freight and handling expenses for the electronic display film product which went into significant production in 2000. Significant installation and start up expenses for PM 6 in Tempe and PM 8 in Dresden are also reflected in cost of sales for the year 2000.

    Research and development expenses.  Our research and development spending increased $1.1 million, or 28.0%, from $3.9 million in the first nine months of 1999 to $5.0 million in the first nine months of 2000. Research and development expenses decreased from 9.9% of net revenues for the first nine months of 1999, to 7.8% of net revenues for the similar period in 2000. The increase in the first nine months of 2000 was primarily attributable to additional travel and personnel costs associated with supporting installation of the new production machines in the Tempe and Dresden plants. In addition, we incurred additional costs during the first nine months of 2000 in the development of a prototype antenna and a heatable windshield for automobiles using our XIR films.

    Selling, general and administrative expenses.  Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. These expenses increased $4.7 million, or 79.6%, from $6.0 million in the first nine months of 1999 to $10.7 million in the third quarter of 2000. Selling, general and administrative expenses increased from 15.1% of net revenues for the first nine months of 1999 to 16.6% of net revenues for the similar period of 2000. The $4.7 million increase in the first nine months of 2000 was primarily related to legal and accounting and labor costs for preparation of restated financial statements and for costs related to a secondary offering that was withdrawn, increased rents in Palo Alto, and expenses related to the Tempe and Germany operations. Additionally, travel and communication expenses also increased as the additional sales personnel devoted themselves to international sales.

    Legal Settlement.  In the second quarter of 2000, a settlement in the amount of $0.4 million was reached on a legal matter.

    Income (loss) from operations.  Loss from operations was $2.8 million for the first nine months of 2000 compared to income from operations of $0.4 million for the first nine months of 1999, due to lower gross margins on the sale of electronic display films, increased start up costs on the new production machines at our Tempe and Dresden facilities, restatement costs, increased labor costs, rent and travel expenses, and a legal settlement.

Interest (expense), net

    Net interest expense increased $1.1 million from $0.9 million for the first nine months of 1999 compared to $2.0 million for the similar period in 2000. Interest expense increased from 1999 due to an increase in borrowings from term debt and bank credit lines at higher average annual interest rates.

Income (loss) before provision for income taxes

    We reported a pre-tax loss of $0.5 million for the first nine months of 1999, compared to a pre-tax loss of $4.8 million for the corresponding period in 2000 due to lower gross margins on the sale of electronic display films, increased start up costs on the new production machines at our Tempe and Dresden facilities and higher selling, general and administrative expenses and interest costs.

Liquidity and Capital Resources

Capital expenditures

    Since 1998, we have used borrowings, German government grants and cash from operations to fund our capital expenditures. During 1999, we invested approximately $23.9 million in capital expenditures, including approximately $9.8 million of progress payments for our new manufacturing facility and first production machine (PM 8) in Dresden, approximately $12.7 million for two new production machines (PM 6 and PM 7) and leasehold improvements for our Tempe facility, and approximately $1.4 million for the upgrade of one production machine (PM 1) in Palo Alto. These investments were financed by $6.1 million of short-term debt, $6.6 million in sales-leaseback financings, $9.3 million in German bank loans, $4.9 million in German government grants, and $4.1 million of cash from operations. The German government grants subject us to a number of covenants (See Note 6 of Item 1).

    We anticipate spending approximately $10.0 million for capital expenditures in 2000, approximately $6.6 million of which will consist of final progress payments on our two new production machines (PM 8 and PM 9) in Dresden and the completion of our Dresden facility. We expect to finance our capital expenditures in Germany primarily through the receipt of $4.0 million of additional bank loans and government grants and the release of $2.6 million of cash currently restricted by the German government to use in financing the completion of our Dresden facility. The German government may reclaim the grants if we fail to meet any of the covenants. For the nine months ended October 1, 2000, the Company invested approximately $6.5 million in its German facility.

    We expect to limit spending for capital expenditures on PM 7 and leasehold improvements at Tempe. We anticipate these expenditures will only commence with an increased line of credit, additional equipment financing or sufficient cash generated from operations.

Liquidity

    Operating activities generated cash of $3.9 million for the nine-month period ended October 3, 1999 and $0.2 million for the nine-month period ended October 1, 2000. This decrease in the amount of cash used in operating activities compared to the similar period of 1999 was primarily due to the net loss of the Company and receivables and inventory growth to support increased sales of electronic display products, partially offset by an increase in payables. Capital expenditures were $20.6 million and $10.5 million for the nine months of 1999 and the nine months of 2000, respectively.

    The following table sets forth the material terms of our short and long- term indebtedness at October 1, 2000:

Description	Balance at October 1, 2000	Interest Rate	Maturity
Financing Line of Credit	$9,824	0.088% Monthly	June 2001
Long-term debt
Promissory note dated December 16, 1996	247	9.7	(1)
Promissory note dated May 6, 1997	10,000	LIBOR + .4375	(2)
Sales-leaseback agreement dated July 19, 1999	2,648	13.0	(3)
Sales-leaseback agreement dated October 19, 1999	3,018	13.0	(4)
German bank loan dated May 28, 1999	5,101	Various	(5)
German bank loan dated May 12, 1999	2,558	6.125	(6)
German bank loan dated August 14, 1999	1,490	5.75	June 2009
Other equipment financings	276	—	—

Total long-term debt	25,338
Less current portion	16,588

Long Term Debt	$8,750

(1)
We are required to make 48 equal monthly payments through November 2000.

(2)
We are required to make equal semi-annual repayments from May 2001 through May 2004.

(3)
We are required to make equal monthly payments over the 36-month term of this financing.

(4)
We are required to make equal monthly payments over the 24-month term of this financing.

(5)
We are required to make equal semi-annual principal payments beginning ten years from the date of the loan through May 2019.

(6)
We are required to make equal quarterly principal payments from March 2001 through March 2010.

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

    The promissory note dated December 16, 1996 is payable to a leasing company. The borrowings are collateralized by certain production equipment and subject us to certain financial covenants. At October 1, 2000, we were not in compliance with certain of these financial covenants. We received a waiver from the leasing company for failure to comply with these covenants through the remaining term of the loan.

    The promissory note dated May 6, 1997 is payable to a bank and guaranteed by Teijin Limited, a stockholder and one of our suppliers. The Teijin guarantee is secured by PM 5 and our inventory to the extent necessary to cover 120% of the outstanding loan balance based on the net book value of the inventory. The guarantee subjects us to certain financial and other covenants, including covenants relating to our tangible net worth, our debt to tangible net worth, and the ratio of our cash, cash equivalents and short term investments to our total current liabilities. At October 1, 2000, we were not in compliance with the financial covenants relating to the ratio of our debt to equity and the ratio of our cash, cash equivalents and short-term investments to current liabilities. Teijin provided a waiver of these covenants through October 1, 2001.

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

    The Company has received from the German banks a waiver of the Events of Default pursuant to the agreements but the German banks did not provide a waiver of the Events of Default or any rights it may have with respect to any further material adverse change in the financial condition of the Company resulting from the Events of Default and the German banks have reserved the right to terminate the loan agreements after the third and fourth quarter of 2000 if the expectations relating to turnover and profit as provided by the Company don't occur and provide a cause for termination. While the Company's third quarter turnover was approximately the projected turnover, the profit was less than projected due to higher operating expenses. The Company is in the process of discussing the results of operations and future projections with the German banks. The Company cannot currently determine with reasonable certainty whether it will be able to comply with these provisions and accordingly has reclassified these loans from long-term to current liabilities in the balance sheet.

    The Company received from the leasing company for the sale-leaseback agreements dated July 19, 1999 and October 19, 1999 a partial waiver of the Events of Default pursuant to the agreements. However it reserved its right to declare an Event of Default based on the company's financial condition.  Accordingly the Company has reclassified these agreements from long-term to current liabilities in the balance sheet.

Going Concern

    On July 12, 2000, the Company increased its receivable financing line of credit to $12.0 million from the asset-based lending subsidiary of a bank. The bank also secured a $5.0 million guaranty of its loan from the Ex-Im Bank.  This increase expired September 30, 2000, at which time the credit limit was reduced to $10.0 million. The Company is exploring other potential revolving credit and term loan facilities secured by an Ex-Im guaranty, its receivables and inventory and unencumbered equipment, including the equipment securing the Company's promissory note dated December 16, 1996, which will be fully repaid by November 2000. However, the Company can give no assurances it will be successful in obtaining the required additional financing.

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

SAS 71 Review

    The interim financial statements contained in this Form 10-Q have been reviewed by our independent auditors, in accordance with the procedures set forth in SAS 71.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

    Disclosure about market risk is contained in the Company's Form 10-K\A for the year ended December 31, 1999 filed on October 2, 2000. Subsequent to such filing, no material developments have occurred with respect to the risks described therein.

PART II OTHER INFORMATION

Item 1 Legal Proceedings and Other Matters

    Recently, the Company was named in a lawsuit filed in the United States District Court, Northern District of California by a manufacturer of insulated glass units allegedly using technology designed and leased by the Company, claiming various failures and deficiencies in the units, which give rise to warranty and other consumer claims. The complaint alleges $32 million in damages and $25 million in restitution. The Company intends to aggressively defend this action and its defense is partially covered by its insurer. The action has only recently been filed and, as such, it is premature to assess the likelihood of success.

    Certain other litigation filed against the Company was described under Item 3 in the Company's Revised Form 10-K\A filed on October 2, 2000. Subsequent to such filing, no material developments have occurred with respect to the litigation described therein.

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

    Not applicable

Item 3 Defaults upon Senior Securities

    Not applicable

Item 4 Submission of Matters to a Vote of Stockholders

    No matters were submitted to a vote of security holders during the quarter ended October 1, 2000.

Item 5 Other Information

    Not applicable

Item 6 Exhibits

  (a)
  Exhibits
Exhibit Number	Item

6	Report of Independent Accountants
27.1	Financial Data Schedule
  (b)
  Reports on Form 8-K—None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2000 Southwall Technologies Inc.

By:	/s/ THOMAS G. HOOD Thomas G. Hood President and Chief Executive Officer
By:	/s/ ROBERT R. FREEMAN Robert R. Freeman Sr. Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description
6	Report of Independent Auditors
27.1	Financial Data Schedule

QuickLinks

SOUTHWALL TECHNOLOGIES INC. INDEX
PART I FINANCIAL INFORMATION
PART I FINANCIAL INFORMATION
SOUTHWALL TECHNOLOGIES INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
SOUTHWALL TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (Unaudited)
SOUTHWALL TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)
PART II OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS