Form 10-K405
period 2000-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2001-04-09
CIK 813619

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-15930

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

Yes            No   X

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on March 29, 2001 (based upon the closing sales price of the Common Stock on the NASDAQ National Market System on such date) was $17,258,553. For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of March 29, 2000, and Common Stock held by officers and directors of the registrant has been excluded in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

    The number of shares of the registrant's Common Stock outstanding on March 29, 2000 was 7,889,624.

SOUTHWALL TECHNOLOGIES INC.
2000 FORM 10-K ANNUAL REPORT

PART I

ITEM 1  BUSINESS

General

    Southwall Technologies Inc. ("Southwall" or the "Company") is a leading developer, manufacturer and marketer of thin-film coatings for the electronic display, automotive glass, and residential and commercial building glass markets. Over the past 20 years, Southwall has developed proprietary thin-film sputtering technology to manufacture and market a variety of products that selectively absorb, reflect or transmit light, and electromagnetic and infrared emissions. Southwall's products are based on a wide-web roll coating process on flexible, clear substrate such as polyethyleneterepthalate (PET). The end product produced on any of the eight currently installed sputtering machines varies in width from approximately 2 to 6 feet and may be anywhere from 1 to 10 millimeters thick. The sputtered thin film product must be produced uniformly across the whole width of each roll in order to meet strenuous customer quality requirements. The company's products are capable of being manufactured on one or more sputtering machines located at the 3 plants in Palo Alto, CA, Tempe, AZ, and the new plant near Dresden, Germany.

Markets and Products

    Southwall is currently supplying products for use in three broad markets: electronic displays, automotive glass and architectural glass (both commercial and residential): (1) The Electronic Display Products consist of anti-reflective films, sold to both original equipment manufacturers and aftermarket, for computer screens, including flat panel and plasma displays, and both reflective and transparent conductive films for use in touch screen and liquid crystal displays; (2) The Automotive Glass Products are transparent coatings for use in transportation glazing laminates, primarily automobiles and applied film to provide solar control to existing car windows; and (3) The Architectural Glass products with its family of transparent Heat Mirror® films for high performance architectural glazing applications, Heat Mirror Laminated (HML) for architectural laminates, and applied window films for the residential and commercial aftermarket.

Electronic Display Products

    The thin-film coated substrates sold in this market primarily reduce glare caused by reflection from glass surfaces, improve contrast and image quality, and reduce electromagnetic emission and build up of static charge on computer display screens. Thin-film coated substrates are used in computer display tubes, or CDTs, liquid crystal and plasma displays, and in applications such as touch screens, wireless telephones and automated teller machines.

Anti-Reflective Film

    Southwall's anti-reflective films (AR) reduce the reflection of ambient light from CDTs improving screen visibility. Additionally, the AR film, which is on the outside surface of the CDT, reduces electromagnetic interference (EMI) radiation and static. This film is currently provided in sheet form for 17" and 19" monitors and sold to several display manufacturers such as Mitsubishi Electric Corporation (MELCO) and Samsung Display Devices (Samsung) for use in their assembly of CDTs.

  Silver Reflector Films

    Southwall markets several mirrored flexible films incorporated by liquid crystal display screen manufacturers for its reflective properties in back lighted laptop computers. As a light weight reflector for the lamps mounted within the laptop LCD screens, the silver reflector adds to the efficiency of the lighting and is critical to the screen functions.

  Transparent Conductors

    Southwall currently markets several transparent conductive thin-films under the brand name ALTAIR-M™. Transparent conductive thin films combine high visible light transmission with electrical conductivity and environmental stability. They are typically used where the circuit or conductive material must not obscure visual information behind the coating. ALTAIR-M™ films are sold in roll and sheet form for incorporation into such electronic devices as touch panels, liquid crystal displays and electroluminescent lighting and displays. ALTAIR™ films are also used in EMI shielding, infrared rejection and electrostatic discharge packaging applications.

Automotive Glass Products

  Heat Mirror XIR®

    The Company's Heat Mirror XIR® solar-control film is a transparent, sputter-coated, polyester film (PET) used primarily in laminated safety glass for automotive applications. In a laminated glass windshield or sidelight, the XIR® film reflects and rejects a significant portion of the infrared heat and 99% of the ultra-violet light. These coatings allow carmakers to use more glass in the vehicle design and to increase the energy efficiency and comfort of their vehicles. Southwall's efforts in this market have been focused on the original equipment manufacturers (OEM), such as Pilkington Plc and St. Gobain Sekurit, for sale to European manufacturers of new cars. These products are used in cars manufactured by Mercedes Benz, Renault, Audi, BMW, Volvo, Volkswagen and the PSA Group, among other companies.

  Solis® and Qx Automotive Window Films

    Southwall produces an aftermarket applied window film product that can be placed on the inside glass surface of almost any car manufactured today to reflect the UV light and infrared heat. This product is very similar to the XIR film with the addition of an adhesive and hard, anti smudge film to make it ready for this special market. An exclusive marketing agreement with GMX Associates of Singapore is the basis for distributing this product in the worldwide marketplace in over 16 countries. GMX incorporates a highly successful franchise system in targeted countries to take advantage of branding and cooperative promotions in the industry.

Building Glass Products

    These products are primarily used to control the transmission of heat through window glass and to limit ultra-violet light damage. The primary source of heat build-up and loss in buildings is through glass windows. Southwall's Heat Mirror® suspended film in an insulated glass unit (IGU) provides a performing energy conservation solution for window applications.

  Heat Mirror®—Transparent Window Insulation

    The Company offers a family of Heat Mirror® films with various shading and insulating properties. Windows are primary areas of heat loss in winter and a major source of heat gain in summer. Windows containing Heat Mirror® while generally more expensive, have approximately double the insulating capacity of conventional double-pane windows, and transmit high levels of visible light with desired degrees of shading. Heat Mirror® films, which are sold in rolls to window fabricators, are suspended in the airspace between sealed double-pane residential and commercial windows. The Company has developed and patented this film-mounting technology, which it licenses to window fabricators. The Company currently offers a variety of different Heat Mirror® films for residential and commercial architectural applications, including Heat Mirror® with XUVR fading protection.

    The Company believes that the Heat Mirror® and Heat Mirror® related Superglass® system is one of the most comprehensive window glass product available today, providing R-6 to R-15 insulation, transparent solar shading and protection from damaging ultraviolet radiation, while also reducing noise and condensation build-up. Sales of the Company's Heat Mirror® products have been subject to seasonal buying patterns in the past.

  Heat Mirror® Laminated (HML) Glass

    Introduced as the California Series® several years ago, this clear sputtered film is laminated between two pieces of architectural glass to provide a strong, heat reflective glass for special window applications. Found in many of the new airport designs, the HML product is sold worldwide through a system of 40 licensed architectural glass fabricators who work through architectural design firms to specify its high strength, low heat transmission qualities. The product is similar to the automotive laminated product sold to the large auto glass laminators and it competes against low emissivity glass products common in the market.

  Solis® Applied Solar-Control Films

    Another aftermarket glazing product utilizing the Heat Mirror® coating is the Solis® and V-Kool® solar-control film for the residential and commercial window glass aftermarket. The product is applied to existing windows and has a protective hard coat over the patented, transparent solar-control coating on one side and an adhesive layer on the other side. This product is also marketed worldwide through exclusive agreements with GMX Associates in Singapore.

  Silver Reflector Films

    Southwall markets silver mirrored flexible films to fluorescent reflector manufacturers for its reflective properties in large screen televisions, and to other manufacturers for various applications including energy efficient lighting, primarily for the retrofit market in North America.

Manufacturing

    Southwall has installed nine large-scale sputtering production machines in its 3 plants located in Palo Alto, CA, Tempe, AZ and in Dresden, Germany. The Company also uses two small-scale sputtering machines in Palo Alto for smaller production runs, and research and development projects. Also located in the Tempe facility is a wet coating and laminating machine used to apply various topcoats and adhesives to film products and for lamination of liner films. The Company has installed two additional sputtering production machines in the new German plant. The first machine began commercial production in December, 2000 and the second production machine is scheduled to commence commercial production in the second half of 2001.

Sources of Supply

    The Company has more than one supplier for most of its raw materials and maintains inventories and close working relationships with its suppliers to ensure timely and reliable delivery. The substrates used in the manufacture of Heat Mirror® and XIR® film are currently available only from a single source, Teijin Limited of Japan, holder of approximately 8.5% of the Company's Common Stock. In each case, an alternative source of supply is being pursued; however, there can be no assurance that alternative sources of supply will be successfully developed. Although the Company has not experienced major interruptions in production due to a shortage of raw materials, prolonged supply shortages would materially and adversely affect the Company's manufacturing operations, business and financial performance.

Research and Development

    Southwall's research and development activities are focused upon the development of new proprietary products, thin-film materials science, and deposition process optimization and automation. Company funded research and development expenditures totaled $3.9 million, $5.2 million and $6.7 million, 8%, 10% and 8% of total net revenues during 1998, 1999 and 2000, respectively.

Marketing and Customers

    The Company markets its products to OEMs in the United States, Canada, Europe, the Middle East and Asia principally through its own direct sales force and sales representatives. Mitsui Chemicals Inc. has exclusive manufacturing and distribution rights for certain of the Company's electronic products in Japan using the Company's proprietary sputtering technology. Southwall's export business has increased steadily with approximately 68%, 78% and 85%, of the Company's net revenues, from sales to international customers in 1998, 1999 and 2000, respectively.

    Since 1992, the Company has maintained a European office to provide marketing, sales and field service support in Europe, primarily for the Company's Heat Mirror® product line and, since 1995, for Heat Mirror XIR® film sold to automotive glass manufacturers.

    Southwall supplies Heat Mirror® products to approximately 70 insulating glass and window fabricators and distributors worldwide. The Company's proprietary mounting technology is licensed to its customers, who must acquire or build specialized mounting equipment for the manufacture of Heat Mirror®equipped windows. The Company's field services organization trains customers in the manufacture of Heat Mirror-equipped windows.

    In North America, the Company also promotes its Heat Mirror® product line through approximately 26 regionally based independent architectural sales agents.

    The Company sells its aftermarket solar control films through GMX PTC Ltd. Of Singapore, V-Kool® Inc. of Houston, and other distributors.

    A small number of customers have accounted for a substantial portion of the Company's revenues. The Company's seven largest customers accounted for 62% and 76% of net product sales in 1999 and 2000, respectively. In 2000, three customers accounted for approximately 58% of sales. St. Gobain Sekurit was approximately 12%, Pilkington was approximately 7% and MELCO was approximately 39%. The loss of any of these customers could have a materially adverse effect on the Company's operating results. The Company anticipates that customer concentration will continue for the foreseeable future.

    As of December 31, 2000, the Company's backlog was approximately $15 million. None of these orders are firm orders and are subject to cancellation. For those reasons, these orders should not be considered future revenues.

Competition

    The market for each of our products is intensely competitive and we expect competition to increase in the future. Competitors vary in size and in the scope and breadth of the products they offer. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. Current and potential competitors have established or may establish cooperative relationships among themselves, or with third parties to increase the ability of their products to address customer needs.

    ELECTRONIC DISPLAY MARKET. Competitors in the anti-reflective coatings market include customers who have the capability to use wet coating technology, as well as competitors who supply sputter coated films similar to those produced by us. One of the largest manufacturers of flat-face computer display tubes, or CDTs, Sony Corporation, has its own sputter coating film technology which it uses to provide anti-reflective characteristics on CDTs.

    AUTOMOTIVE GLASS MARKET. Solar control products in the automotive OEM market are provided by large, worldwide glass laminators who typically have divisions also selling products to the commercial flat glass industry. Several of these companies, such as PPG, Pilkington PLC, St. Gobain Sekurit, Asahi, Guardian, and Glaverbel, have direct-to-glass sputtering capability. In the applied film segment of the automotive market, companies such as 3M, Material Sciences Corporation, and Solutia, Inc. produce competitive solar control products that are widely accepted in the market.

    RESIDENTIAL AND COMMERCIAL WINDOW MARKET. Since our introduction of our Heat Mirror® suspended film product in 1979, large glass producers such as Guardian, PPG, Viracon, Glaverbel, and Asahi, have produced their own direct-to-glass sputtered products that provide solar control and energy conservation similar to our Heat Mirror® product.

    The Company competes primarily on the basis of the characteristics and quality of its products, its ability to meet individual customer specifications and the quality and level of technical assistance furnished to customers.

Patents and Licenses

    The Company relies primarily upon trade secrets and know-how to develop and maintain its competitive position. There can be no assurance that others will not develop and patent similar technology, or that the confidentiality agreements upon which the Company relies will be honored.

    The Company has 28 patents and 6 patent applications pending in the United States that cover materials, processes, products and production equipment. The Company also has patents and patent applications pending in various foreign countries covering the same technology. Expiration dates for the various patents range from May 2001 to March 2019. Southwall considers its proprietary technology, as well as its patent protection, to be a significant factor in its business. There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide adequate protection for the technology or product covered by it. In addition, other companies and universities have obtained patents covering film configurations and processes. The Company has obtained licenses under some of these patents and may from time to time require licenses under additional patents. There can be no assurance that the Company will be able to obtain such licenses, if required, upon commercially reasonable terms, or at all.

    Litigation has been and may in the future be necessary from time to time to enforce patents issued to the Company to protect trade secrets and know-how owned by the Company or to determine the enforceability, scope or validity of the proprietary rights of others. Any such litigation could result in substantial costs to the Company and a diversion of effort by the Company's management and technical personnel.

Employees

    As of December 31, 2000, Southwall had 324 regular full-time employees, of whom 41 were engaged in engineering, 225 in manufacturing, and 58 in selling, general management, finance and administration. The Company is highly dependent upon the existence and continuing services of certain key scientists, engineers and management personnel. The loss of services of these employees could have a materially adverse impact on the business and prospects of the Company. Many of the Company's employees are highly skilled, and the Company faces strong competition in recruiting and retaining such personnel.

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

ITEM 2.  PROPERTIES

    Southwall's administrative, marketing, engineering and manufacturing facilities are located in five buildings totaling approximately 119,000 square feet in Palo Alto, California and one building of approximately 55,000 square feet in Tempe, Arizona. The buildings in Palo Alto are occupied under leases that expire from 2002 to 2005, with options to extend some of these leases for terms expiring through 2009. The lease for the building in Tempe will expire in June 2007, with options through 2017. The Company believes that these facilities are suitable for its manufacturing requirements for the foreseeable future. However, should demand for the Company's products increase significantly, additional facilities could be necessary. The Company believes that such additional facilities could be available on commercially reasonable terms in locations other than near its Palo Alto headquarters. The Company completed construction of a 60,000 square foot building in Dresden, Germany during 2000. This building currently contains two production machines and may eventually contain up to three production machines. The first machine began commercial production in December, 2000. The second production machine is scheduled to commence commercial production in the second half of 2001.

ITEM 3.  LEGAL PROCEEDINGS

    The company is a defendant in an action filed on April 5, 1996 ("Four Seasons Solar Products Corp vs. Black & Decker, Bostic, Inc. and Southwall Technologies, Inc."), No. 5 CV1695 pending in the United States District Court for the Eastern District of New York. Plaintiff is a manufacturer of insulated glass units which incorporate the Company's Heat Mirror® film. Plaintiff alleges that a sealant provided by the co-defendant is defective, asserts causes of action for breach of contract, unfair competition, and fraudulent concealment, and seeks monetary damages of approximately $36 million for past and future replacement costs, loss of customer goodwill, and punitive damages against all defendants. The Company has filed a motion to dismiss. The Court has dismissed the unfair competition and fraudulent concealment claims against the Company. It still has under advisement the Company's motion to dismiss the breach of contract claim. The Company believes the claim to be without merit and will vigorously defend the action, should the breach of contract claim survive the motion to dismiss.

    The Company was named a defendant in a class action lawsuit filed on March 9, 1998 by Richard McKernan in the Superior Court of California, County of Santa Clara. The Company has reached a settlement with plaintiffs in the amount of $3.75 million. The entire amount will be funded by Southwall's insurance carrier. That settlement received final approval and statutory approval as a good faith settlement from the Court on February 22, 2001. The insurance carrier has not indicated whether it intends to pursue Southwall for reimbursement of the settlement amount. The defense of the McKernan action is being paid by the Company's insurer.

    The Company accrued $0.5 million as of December 31, 1999 for the settlement of a lawsuit in March 2000.

    In 2000, the Company reached a settlement of $0.5 million with a former employee for cash and stock.

    The Company's German subsidiary is a defendant in a lawsuit filed by one of its suppliers on March 21, 2000 in a German court to seek payment of $0.9 million for engineering services rendered in connection with developing the initial plans for the German facility. The Company issued letters of award to the plaintiff amounting to $0.3 million prior to terminating plaintiff's services for not meeting the Company's expectations. The plaintiff claims fees for services rendered, including the costs of significant modifications and revisions requested by the Company calculated in accordance with the German Federal Schedule of Architects' fees. The plaintiff further alleges that the Company utilized plaintiff's planning work in further developing the plant. The Company believes that the suit is without merit and intends to vigorously defend its position. Although the Company believes that it will prevail, a $0.3 million portion of the claim was accrued as a liability as it is likely this amount will be awarded to the plaintiff.

    In August 2000, the Company, its Chief Executive Officer, Thomas G. Hood, and former Chief Financial Officer, Bill R. Finley, have been named as defendants in seven lawsuits, all filed in the United States District Court for the Northern District of California (Docket Nos: C-00-2792-MMC; C-00-2795-BZ; C-00-2834-SC; C-00-20856-EAI; C-00-3007-EDL; C-00-3027-JCS; and C-00-3079-MMC) (the "Actions") all alleging violations of the federal securities laws. Each of the plaintiffs in the Actions alleges that he purchased shares of the Company's common stock and seeks to represent a class of shareholders who purchased shares during the period April 26, 2000 through August 1, 2000, such dates constituting the period from the Company's release of its financial results for the first quarter of FY 2000, to the date that it issued its press release announcing that it would be restating its financial statements for that quarter. The substantive allegations in each of the Actions are essentially the same, i.e., that the defendants knew, or were reckless in not knowing, that the Company's first quarter financial statements were in error and violated Generally Accepted Accounting Principles, and that as a result the putative class members purchased stock at artificially inflated prices and were damaged. It is anticipated that the Actions will be consolidated into a single action by the filing of an Amended Consolidated Complaint. No pleading in response to the Actions is yet due. The Company believes the Actions to be wholly without merit and intends to defend them vigorously.

    In October 2000, the Company was served with a complaint entitled Hurd Millwork, Inc. v. Southwall Technologies, Inc., et. al. , United States District Court, Northern District of California, Case No. C00-3820 (CRB). Hurd is a manufacturer of installed glass units which incorporate Heat Mirror® film. Hurd alleges that various failures and deficiencies associated with the installed glass units give rise to warranty and other consumer claims. Hurd is seeking monetary damages for past and future replacement costs, litigation expenses, and punitive damages. The complaint alleges $32 million in damages and $25 million in restitution. The Company believes Hurd's action to be without merit and intends to strenuously defend against it.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Following is a list of the executive officers of the Company with their respective ages and current positions. Family relationships do not exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Thomas G. Hood	45	President, Chief Executive Officer and Director
Robert R. Freeman	58	Senior Vice President, Chief Financial Officer and Secretary
Sicco W.T. Westra	50	Senior Vice President, Engineering and Chief Technology Officer
John Lipscomb	51	Vice President, Corporate Controller
Nasser A. Lama	40	Vice President, U.S. Operations
Wolfgang Heinze	41	Vice President, German Operations

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

    John Lipscomb has been Vice President, Corporate Controller since November 2000. Prior to that, from June 1988 to February 1996, he served in various senior-level financial management positions with Apple Computer. From 1996 to 2000, he served as a Finance Director with Informix Software and with ABB LTD. Mr. Lipscomb has a B.A. degree in Accounting from the University of Massachusetts at Amherst.

    Nasser A. Lama joined Southwall in September of 1999 as Plant Manger of the Palo Alto factory. He was promoted to Vice President of U.S. Operations in March of 2000. Prior to joining Southwall, Mr. Lama was Vice President of Operations of Ink Jet Technology, a subsidiary of FrancoTyp-Postalia. From August of 1994 to March of 1998, he was with Akashic Memories, as Director of Operations. Nasser has an MS degree in Mechanical Engineering from Memphis State University.

    Wolfgang Heinze joined Southwall in 1999 in the position of Plant Manager of the Company's German operations. In December 2000, Mr. Heinze was promoted to the position of Vice President, Dresden Operations. Prior to joining the Company, Mr. Heinze had been the Chief Executive Officer of FUBA Printed Circuits, GMBH. Mr. Heinze has a MD of Commercial Science from the Technical University in Merseburg, Germany.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has been traded on the Nasdaq National Market System under the symbol "SWTX" since the completion of the Company's initial public offering in June 1987. Prices in the following table represent the high and low closing sales prices for the Company's Common Stock as reported by Nasdaq as of quarter ends in 1999 and 2000.

1999 by Quarter	High	Low
1st	$3.77	$3.52
2nd	$3.45	$3.20
3rd	$4.68	$4.39
4th	$4.40	$4.08
2000 by Quarter	High	Low
1st	$10.50	$4.69
2nd	$7.37	$11.06
3rd	$14.00	$3.37
4th	$4.19	$2.87

    The Company has not paid cash dividends and has no present plans to do so. There were approximately 489 stockholders of record at December 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

	Year Ended December 31,
Statement of Operations Data	1996	1997	1998	1999	2000
Net Revenues	$41,720	$50,089	$50,033	$54,598	$85,348
Income (loss) from operations(1)(2)(3)	2,568	2,446	(7,130)	(527)	(3,594)
Net Income (loss)	2,427	2,281	(7,869)	(1,865)	(6,180)
Net Income (loss) per share
Basic	0.39	0.32	(1.03)	(0.25)	(0.81)
Diluted	0.35	0.29	(1.03)	(0.25)	(0.81)

(1)
Year 1997 includes $1.6 million of start up costs related to the new manufacturing facility in Tempe, Arizona.

(2)
Year 1998 includes $4.0 million of charges during the fourth quarter related to quality issues of the anti-reflective film product for Sony Corporation.

(3)
Year 2000 includes $1.8 million of non-recurring legal and accounting and temporary labor costs during the third quarter for preparation of restated financial statements for 1999 and the first quarter of 2000. In addition, the Company's German subsidiary, which began shipping commercial product in December, 2000, incurred a net loss of $3.0 million during 2000.

	December 31,
Balance Sheet Data	1996	1997	1998	1999(1)	2000(1)
Working Capital (Deficit)	$15,846	$23,999	$(4,256)	$(11,699)	$(32,148)
Total Assets	42,509	61,469	54,019	70,142	80,462
Long-term obligations	6,591	15,539	141	10,000	—
Stockholders' equity	27,597	35,740	25,817	24,580	20,138

(1)
Working Capital (Deficit) includes long-term debt reclassified as current as a result of lenders not granting waivers for failure to meet certain covenants.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be used in conjunction with "Selected Consolidated Financial Data" and the consolidated financial statements and notes thereto included elsewhere in the Form 10-K. Certain matters discussed in this Form 10-K Report are forward-looking statements that involve risks and uncertainties, including those discussed below. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-K Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

General

    We are a leading designer and manufacturer of technologically advanced thin-film coatings that selectively absorb, reflect or transmit light and electromagnetic and infrared emissions. Our products are used in a number of electronic, automotive and building products to enhance optical and thermal performance characteristics, improve user comfort and reduce energy costs. From our founding in 1979 through the early 1990's, we developed and produced thin-film coated substrates primarily for residential and commercial buildings, and for military applications. In the early 1990's, we began to develop products for the electronic display and automotive markets.

    In 1997, facing growth limitations, the Company ordered two additional production machines for the Tempe plant. The results of this investment in production capacity was reflected in a \56% increase in revenue in the year 2000. This revenue growth, however, has not, to date, improved profitability. The Company also began the planning for a new plant in Dresden, Germany. The latter was selected because of its close proximity to the builder of the selected production machines, its proximity to our European automotive customers and because the State of Saxony offered grants and incentives to defray the cost of the plant and equipment. The plant was completed in May 2000, and began shipping commercial product in December.

    Several factors affect our gross margins, including manufacturing efficiencies, product mix, product differentiation, inventory management, volume pricing, and the start-up costs of equipment and new plants. Over the past several years, each of these factors has contributed to margin volatility as we have added new capacity to meet the demand of our electronics and automotive markets.

    The following table sets forth for the periods indicated the percentage relationship to revenues of expenses and income (loss) items. The table and the subsequent discussion should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

	1998	1999	2000
Net Revenues	100%	100%	100%
Costs and expenses:
Cost of sales	88.4	74.6	80.9
Research and development	7.7	9.6	7.9
Selling, general and administrative	18.1	15.9	14.8
Legal settlement	0	0.9	0.6
Total costs and expenses	114.2	101.0	104.2
Income (loss) from operations	(14.2)	(1.0)	(4.2)
Interest expense, net	(1.4)	(2.4)	(2.9)
Income (loss) before income tax	(15.6)	(3.3)	(7.1)
Provision for income taxes	0.1	0.1	0.1
Net income (loss)	(15.7)%	(3.4)%	(7.2)%

Results of Operations

Fiscal 1999 Compared to Fiscal 2000

Net revenues

    Net revenues increased $30.7 million or 56.3% from $54.6 million in 1999 to $85.3 million in 2000. In 2000, sale of our automotive glass film increased $2.5 million or 14.3%, primarily due to a two year supply agreement signed with a Sekurit St. Gobain in France. Sales for electronic display film increased $29.6 million, or 163.0%, as a result of revenue from the MELCO and Samsung agreements signed in 1999. Architectural glass sales decreased $1.4 million, or 7.3% primarily as a result of the loss of a North American manufacturer that represented approximately 6% of the Company's Heat Mirror sales.

Costs and expenses

Cost of sales

    Cost of sales expense consists primarily of materials, production labor, outside processing and machine overhead. Cost of sales increased $28.4 million, or 69.7%, from $40.7 million in 1999 to $69.1 million in 2000. Cost of sales for 1999 was 74.6% of net revenues compared to 80.9% of net revenues for 2000. The increase in the percentage of cost of sales to net revenues resulted from a greater portion of the sales being attributable to electronic display film sales in 2000 and the higher percentage of outside processing costs for this product line compared to the automotive and architectural film products. It was also affected by the lower production yields on new production machines in Tempe, and start-up expenses in the Company's German subsidiary added $2.1 million to cost of sales.

Research and development

    Total research and development expenses increased $1.5 million, or 28.3%, from $5.2 million in 1999 to $6.7 million in 2000. Research and development expenses, as a percentage of net revenues, decreased from 9.6% for 1999 to 7.9% for 2000. The percentage decrease in these expenses was the result of the increase in net revenues from 1999. However, the increase in R&D expense was primarily attributable to costs associated with an increase in R&D staff, and costs incurred in certifying production machine PM6, located in the Company's Tempe facility and PM8, located in the German facility, for commercial production.

Selling, general and administrative

    Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs.

    Selling, general and administrative expenses, including legal settlement expenses, increased $4.0 million, or 43.4%, from $9.2 million in 1999 to $13.2 million in 2000. Selling, general and administrative expenses, as a percentage of net revenues, decreased from 16.8% in 1999 to 15.4% in 2000. The primary reason for the decline in these costs as a percentage of sales was due to the increase in 2000 revenue by 56%. However, the increase in costs was the result of non-recurring legal, accounting and temporary labor costs of $1.6 million incurred in the preparation of restated financial statements for 1999 and the first quarter of 2000. In addition, non-recurring costs of $0.2 million were also incurred as a result of the filing of a S-1 registration statement for a proposed public offering by the Company in the second quarter that was subsequently withdrawn. The Company also incurred increased rents of $1.7 million in Palo Alto, and increased expenses related to the German operations of $0.5 million. Finally, travel and communication expenses also increased as additional sales personnel devoted increased time to international sales.

    The Company incurred costs of $0.5 million, in 1999, and $0.5 million, in 2000 in legal settlements.

Income (loss) from operations

    Loss from operations increased $3.1 million from a loss of $.5 million for 1999 to a loss of $3.6 million for 2000. Our higher loss in 2000 was primarily due to non-recurring restatement costs, start-up costs for Tempe and German operations, lower gross margins due to increased electronic display film sales, and increased rent expense.

Interest income (expense), net

    Net interest expense increased $1.2 million from $1.3 million for 1999 to $2.5 million for 2000, primarily due to our net borrowings that increased by approximately $6.1 million and overall higher interest rates. The net interest expense included approximately $0.3 million of interest income in 2000.

Income (loss) before provision for income taxes

    We reported a pre-tax loss of $6.1 million for 2000 compared to a pre-tax loss of $1.8 million for 1999. Our higher loss in 2000 was primarily due to non-recurring restatement costs, start-up costs for Tempe and German operations, lower gross margins due to increased electronic display film sales, increased rent, and interest expense.

Fiscal 1998 Compared to Fiscal 1999

Net revenues

    Net revenues increased $4.6 million or 9.1% from $50.0 million in 1998 to $54.6 million in 1999. In 1999, sales of our automotive glass film increased $4.8 million, primarily due to the receipt of a significant purchase order from a European automobile glass OEM. In 1999, the electronic display film sales increased $1.2 million. The increase in sales in 1999 was the result of new contracts with Melco and Samsung, offset by the cancellation of the Sony contract in 1999.

Costs and expenses

Cost of sales

    Cost of sales expense consists primarily of materials, production labor and machine overhead. Cost of sales decreased $3.5 million, or 8.0% from $44.3 million in 1998 to $40.7 million in 1999. 1998 cost of sales included a $1.7 million provision related to the product produced for Sony (See Note 9 to the Consolidated Financial Statements). Excluding the provision for Sony, cost of sales for 1998 was 85.1% of net revenues compared to 74.6% of net revenues for 1999. The decrease was attributable to the resumed production of PM5 in the Tempe facility and improved throughput and yields of our production machines in 1999.

Research and development

    Total research and development expenses increased $1.3 million, or 35.8%, from $3.9 million in 1998 to $5.2 million in 1999. Research and development expenses, as a percentage of net revenues, increased from 7.7% for 1998 to 9.6% for 1999. The increase in these expenses was primarily attributable to costs associated with re-certifying PM5, located in the Company's Tempe facility, for commercial production, the costs associated with retrofitting PM1, located in Palo Alto, and the costs incurred to design and install two new production machines (PM6 and PM8).

Selling, general and administrative

    Selling, general and administrative expenses decreased $0.3 million, or 4.2%, from $9.0 million in 1998 to $8.7 million in 1999. Selling, general and administrative expenses, as a percentage of net revenues, decreased from 18.1% in 1998 to 15.9% in 1999. The primary reason for the decrease in these expenses was the elimination of certain positions related to the sales and service functions for after-market building products. In 1999, we contracted with an independent distributor that agreed to perform these functions.

    The Company accrued $0.5 million as of December 31, 1999 for the settlement of a lawsuit in March 2000.

Income (loss) from operations

    Loss from operations decreased $6.6 million from a loss of $7.1 million for 1998 to a loss of $0.5 million for 1999. The improvement was primarily due to increased sales of automotive products, the adverse affect on 1998 results of the provision for Sony and the discontinuance of unprofitable sales of electronic display products to Sony.

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

Liquidity and Capital Resources

Capital expenditures

    Since 1998, we have used borrowings, German government grants and cash from operations to fund our capital expenditures. During 1999, we invested approximately $24.0 million in capital expenditures, including approximately $13.5 million of progress payments for our new manufacturing facility and first production machine (PM8) in Germany, approximately $7.5 million for two new production machines (PM6 and PM7) and leasehold improvements for our Tempe facility, and approximately $2.5 million for the upgrade of two production machines (PM1 and PM2) in Palo Alto. These investments were financed by $13.6 million of short and long-term debt, $4.9 million in German government grants, $4.5 million of cash from operations, and cash on hand. The German government grants subject us to a number of covenants (See Note 5 to the Consolidated Financial Statements).

    We spent approximately $12.9 million for capital expenditures in 2000, of which $7.0 million represented final progress payments on our two new production machines (PM8 and PM9) in Germany and the completion of our German facility. We financed our capital expenditures in Germany primarily through the receipt of $4.0 million of additional bank loans and $1.0 million of subsidies from the German government and the release of $2.6 million of cash restricted by the German government to use in financing the completion of our German facility. The German government may reclaim the grants if we fail to meet any of the covenants (See Note 5 of the Consolidated Financial Statements.). For the twelve months ended December 31, 2000, the Company invested approximately $9.8 million in its German facility. We further invested an additional $3.1 million in our Tempe and Palo Alto operations for leasehold improvements, computer equipment and improvements on our production machines.

    In the first quarter of 2000, our second machine at Tempe (PM6) began to produce limited amounts of film for commercial use. An additional machine (PM7) was delivered to Tempe in the third quarter of 2000. Additionally, we took possession of our new facility in Germany in May 2000, where PM8 was installed in the third quarter and the PM9 installation will be completed in 2001. PM8 commenced production of commercial product in December, and we expect PM9 to commence commercial production in the second half of 2001. The remaining installments on the machines will be paid from committed German bank loans. The Company does not currently have financing in place to purchase a third machine in Germany and it has postponed the placing of this order until financing can be secured. Presently, the Company can not determine the ultimate total investment that will be made in the German facility and is in the process of reviewing the total investment and timing thereof with the grantor.

Liquidity

    Operating activities generated $4.5 million in net cash in 1999 and $1.6 million in 2000. In addition, $1.0 million of proceeds from a sale-leaseback transaction in 1999 was withheld by the lessor and classified in "Other assets", and will not be released until the Company meets certain financial covenants. Furthermore, 50% of the proceeds from a $1.6 million loan from a German bank are restricted in an escrow account for the duration of the loan period and are classified in "Other assets." The Company also reclassified to "Restricted cash" that portion of cash, $1.8 million that is restricted to payments for the facility in Germany.

    The following table sets forth the material terms of our short and long-term indebtedness at December 31, 2000:

Description	Rate	Maturity	Balance at December 31, 2000	Annual Principal Amortization	Start Date
Financing Line of Credit			$8,719	—
Long-term debt
Promissory note dated December 16, 1996	9.70%		—	—
Promissory note dated May 6, 1997	LIBOR + .4375	(1)	10,000	$2,500	May 2001
Sales-leaseback agreement dated July 19, 1999	13.0%	(2)	2,454	845	April 2000
Sales-leaseback agreement dated October 19, 1999	13.0%	(3)	2,672	1,600	March 2000
German bank loan dated May 12, 1999	6.1%	(4)	2,889	321	March 2001
German bank loan dated May 28, 1999	7.1%	(5)	2,354	—	December 2009
German bank loan dated May 28, 1999	3.8%	(6)	1,613	269	March 2001
German bank loan dated December 1, 1999	7.2%	(7)	1,998	55	December 2001
German bank loan dated August 14, 1999	5.8%	(8)	1,589	—	June 2009
German bank loan dated June 29, 2000	5.8%	(9)	361	90	June 2001
German bank loan dated July 20, 2000	7.1%	(10)	481	120	June 2001
Other equipment financings			19	6

Total long-term debt			26,430	5,806
Less current portion			5,806
Less long-term portion-reclassified to current(11)			20,624

Long-Term Debt			$—

(1)
We are required to make equal semi-annual repayments from May 2001 through November 2004.

(2)
We are required to make equal monthly principal payments over the 36-month term of this financing

(3)
We are required to make equal monthly principal payments over the 24-month term of this financing.

(4)
We are required to make equal quarterly principal payments over the 9-year repayment term of this financing starting March 31, 2001.

(5)
We are required to make equal semi-annual principal payments for ten years from December 2009 through June 2019.

(6)
We are required to make semi-annual principal payments for six years from March 2001 through September 2006.

(7)
We are required to make equal quarterly principal payments for nine years from December 2001 through September 2010.

(8)
We are required to make one principal payment on June 2009.

(9)
We are required to make equal quarterly principal payments for three years from April 2001 through June 2005.

(10)
We are required to make equal quarterly principal payments for three years from June 2001 through April 2004.

(11)
Represents the portion of long-term debt that has been reclassified into current liabilities as a result of lenders not granting waivers for failure to meet certain covenants.

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

    The promissory note dated May 6, 1997 is payable to a bank and guaranteed by Teijin Limited, a stockholder and one of our suppliers. The Teijin guarantee is collateralized by certain equipment in the Company's Tempe manufacturing facility, and our inventory to the extent necessary to cover 120% of the outstanding loan balance based on the net book value of the inventory. The guarantee subjects us to certain financial and other covenants, including covenants relating to our tangible net worth, our debt to tangible net worth, and the ratio of our cash, cash equivalents and short term investments to our total current liabilities. At December 31, 2000, we were not in compliance with the financial covenants relating to our minimum net worth, the ratio of our debt to equity, the ratio of our cash, cash equivalents and short-term investments to current liabilities, and the requirement that Company be profitable. The Company received a waiver for failure to comply with these covenants through October 1, 2001. Teijin did not extend the waiver. Accordingly, the Company has reclassified the long-term balance from long-term debt to current liabilities in the balance sheet. The Company is obligated to make two principal payments of $1.25 million each in May and November, 2001. The Company will also make principal payments of $2.5 million each in 2002, 2003 and 2004.

    We have provided the lessor under our sales-leaseback financings a $0.5 million irrevocable standby letter of credit to collateralize our obligations under the sales-leaseback agreements. The letter of credit will not expire before January 1, 2002. In addition, $1.0 million of the amount to be received from the lessor was withheld pending our meeting certain financial conditions.

Loan Covenants

    Pursuant to the guaranty, the German bank loans, and lease agreements listed above, and related terms, conditions and covenants the Company requested waivers from Teijin, Limited, the German bank's and the leasing company as discussed below, related to the Company's default, or event of default pursuant to these respective agreements or otherwise arising in connection with the Company's requirement to restate prior financial periods, the financial position of the Company reflected in such restated financial statements, the Company's failure to file its Form 10-Q for the second quarter of 2000 in a timely manner and trading halts or other actions taken or threatened to be taken by NASDAQ, or any law suits filed or threatened to be filed in connection with such restatements or late filings.

    On September 7, 2000, Teijin provided Southwall with a letter waiving any defaults through October 1, 2001 arising out of the Company's failure to comply with the Minimum Quick Ratio and Maximum Debt-to-Tangible Net Worth financial covenants. Further, Teijin waived any Event of Default related to the Company's requirement to restate prior financial periods, the financial position of the Company to be reflected in such restated financial statements, the Company's failure to file its Form 10-Q for the second quarter of 2000 in a timely manner, any trading halts or other actions taken or threatened by NASDAQ, or any lawsuits filed or threatened in connection with such restatements or late filings or otherwise. Teijin has not agreed to extend this waiver beyond the October 1, 2001 date. As a result, the Company has reclassified the Sanwa Loan, to which this guaranty applies, from long-term to current liabilities in the balance sheet.

    The Company received in October 2000 from the German banks a waiver of the Events of Default pursuant to the agreements but the German banks did not provide a waiver of the Events of Default or any rights it may have with respect to any further material adverse change in the financial condition of the Company resulting from the Events of Default and the German banks have reserved the right to terminate the loan agreements after the third and fourth quarter of 2000 if the expectations relating to turnover and profit as provided by the Company don't occur and provide a cause for termination. The Company cannot currently determine with reasonable certainty whether it will be able to comply with these provisions and accordingly has reclassified these loans from long-term to current liabilities in the balance sheet.

    In November 2000, the Company received from the leasing company for the sale-leaseback agreements dated July 19, 1999 and October 19, 1999 a partial waiver of the Events of Default pursuant to the agreements. However it reserved its right to declare an Event of Default based on the company's financial condition. Accordingly the Company has reclassified these agreements from long-term to current liabilities in the balance sheet.

Going Concern

    These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has significant current and long-term debt containing certain covenants, with which the Company has not complied, requiring the Company to obtain waivers and to classify, as a current liability, the debt for which waivers have not been obtained. The Company must meet certain commitments for debt service payments that raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result of this uncertainty, the Company may not be able to meet its debt service obligations without additional financing. However, the Company can give no assurances it will be successful in obtaining the required additional financing and cash from operations.

Recent accounting pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,"Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters beginning with the quarter ending June 30, 1999. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first fiscal quarter for fiscal years beginning after June 15, 2000. The Company has not engaged in hedging activities or invested in derivative instruments.

    In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that it is in compliance with the provisions of SAB No. 101 as of December 31, 2000.

    In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 with respect to (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain of its conclusions cover specific events that have occurred after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

    FINANCING RISK.  The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's term loans which are tied to the London Interbank Offered Rate ("LIBOR") and bank line of credit which is tied to the prime rate. The Company's German subsidiary also has several fixed-rate term loans that are denominated and repayable in Deutschemarks. Fluctuations in interest rates may adversely impact the interest expense expected for the Company. At December 31, 2000, the Company had one loan with a variable interest rate. The affect of a 10% fluctuation in the interest rate for this loan would have an adverse impact of less than ($0.1) million. The effect of interest rate fluctuations on the Company in 2000 was not material.

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

    FOREIGN CURRENCY RISK.  International revenues amounted to 85% of the Company's total sales in 2000 and, by policy, the Company limits foreign currency risk by requiring all sales to be denominated in U.S. dollars. Sales from the German subsidiary will likely be denominated in EUROs. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 2000 resulted in a gain of $0.1 million.

RISK FACTORS

    Our quarterly revenue and operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly.

    Our quarterly revenue and operating results have varied significantly in the past and will likely vary significantly in the future. Our revenue and operating results may fall below the expectations of securities analysts or investors in future periods. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

    Our quarterly revenue and operating results may vary depending on a number of factors, including:

  •
  manufacturing and operational difficulties that may arise due to, among other things, expansion of our production capacity, the transfer of equipment and personnel to our international manufacturing facility, and the hiring and training of additional staff;

  •
  our possible ability to introduce new products and technologies on a timely basis, and the increased research, development and engineering costs and marketing expenses associated with new product introductions;

  •
  fluctuating customer demand, which is influenced by a number of factors, including general economic conditions in the sputtered thin-film coatings industry, market acceptance of our products and the products of our customers and end-users, changes in the product mix demanded and offered, and the timing, cancellation or delay of customer orders and shipments;

  •
  competition, including the introduction or announcement of new products by competitors, the adoption of competitive technologies by our customers, the addition of new production capacity by competitors and competitive pressures on prices of our products and those of our customers; and

  •
  the timing of our recognition of revenues from product orders which can materially affect our operating results on a quarterly basis due to the size of a particular order.

Future growth of our business may place a strain on our financial, management and production resources.

    In order to grow, we must expand our manufacturing capacity by adding additional production machines, which will place a strain on our financial resources. Unless the Company secures additional financing, it will not be able to expand its manufacturing capacity. We will need to finance a large portion of these future expenditures through external sources, including borrowings. We do not have credit facilities in place to provide this financing. We cannot assure you that we will be able to secure credit facilities or other sources of financing that will address our future capital needs or that such credit facilities will not be on terms less favorable to us than we have budgeted.

    In addition, growth of our business will increase the work load and responsibilities of our existing management and require us to expand our management team. We cannot assure you that the present size of our management team will enable us to expand our business or that we will be able to recruit enough experienced managers.

    Many of our machines are the only manufacturing sources for certain of our products and are running at or near capacity. We do not have plans to develop redundancy for much of our production capability. Therefore, a breakdown or catastrophic damage to certain machines would severely and adversely affect our business. In addition, it can take up to 12-18 months to replace certain production machines. If our plans to expand our manufacturing capacity are not implemented on a timely basis, we could face production shortfalls. Rapid increases in production levels to meet unanticipated demand could result in higher costs and other expenses. These higher expenditures could lower our profit margins. Further, if production is increased rapidly, there may be decreased manufacturing yields, which may also lower our margins.

We may not be able to bring new machines online effectively in our manufacturing operations to meet increasing capacity requirements.

    We expanded our manufacturing capacity through the purchase of two new productions machines for our Tempe facility in 1999, one of which began production in the first quarter of 2000 and the other of which is scheduled to begin production in the second half of 2001. The first machine in our new Dresden manufacturing facility began commercial production in the fourth quarter of 2000. We expect the second machine to begin production in the second half of 2001. In the past, we have experienced significant problems during the initial phases of operating a new machine. We have taken substantial write-offs of inventory and incurred substantial expenses in connection with the resolution of these problems. If we encounter similar problems with new machines, our production capability and our operating results will suffer.

Our success will depend on our ability to service our borrowings and maintain credit facilities.

    We have financed a large portion of our capital expenditures through borrowings and expect to continue to do so. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities or to secure additional borrowings. In addition, our current credit facilities contain, and our future credit facilities will contain, financial and operating covenants that will limit our discretion with respect to business matters. Among other things, these covenants will restrict our ability to incur additional indebtedness, create liens or other encumbrances, and make certain payments including dividends and investments. These credit facilities will also contain financial covenants and events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could adversely affect us. You should read the sections entitled "Loan Covenants"; "Liquidity"; and "Going Concern" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

We depend on a small number of customers for a substantial portion of our sales, and the loss of a large customer could hurt our revenues or operating results.

    Our ten largest customers accounted for approximately 74%, 69% and 85% of net product sales in 1998, 1999 and 2000, respectively. During 2000, our three largest customers were Mitsubishi Electric Corporation, Sekurit St. Gobain and Samsung, each of which accounted for more than 10% of our net product sales. We expect to continue to derive a significant portion of our net product sales from a relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a small number of customers could materially damage our revenue and operating results in any period. In addition, we do not have long- term contracts or purchase orders with many of our customers, and customers may cancel their orders, change production quantities from forecast volumes or delay production for any reason.

We depend on our OEM customers for the sale of our products and for information relating to the development of new products.

    We sell a substantial portion of our products to a relatively small number of original equipment manufacturers, or OEMs. The timing and amount of sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products into which our products are incorporated. We have no control over the shipping dates or volume of products shipped by our OEM customers, and we cannot be certain that our OEM customers will continue to ship products that incorporate our products at current levels or at all. Failure of our OEM customers to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business. Failure of these customers to inform us of changes in their production needs in a timely manner could also hinder our ability to effectively manage our business.

    In addition, we rely on our OEM customers to inform us of opportunities to develop new products that serve end-user demands. If our OEM customers do not present us with market opportunities early enough for us to develop products to meet end-user needs in a timely fashion, or if the OEMs fail to anticipate end-user needs at all, we may fail to develop new products or modify our existing products for our end-user markets. In addition, if our OEM customers fail to accurately anticipate end-user demands, we may spend resources on products that are not commercially successful.

We are dependent on key suppliers of materials which may prevent us from delivering product in a timely manner.

    We manufacture all of our products using materials procured from third-party suppliers. Certain of these materials are obtained from a limited number of sources. For example, the substrates we use in the manufacture of our Heat Mirror product is only currently available only from one qualified source, Teijin, holder of approximately 8.5% of our common stock. The substrates used in the manufacture of our anti-reflective film is currently available from only two qualified sources, Teijin and Di Nippon Printing. The loss of either of these current sources could adversely affect our ability to meet our scheduled product deliveries to customers. In addition, any interruption in the operations of vendors of certain other materials could also adversely affect our ability to meet our scheduled product deliveries to customers. If we are unable to obtain a sufficient supply of materials from our current sources, we could experience difficulties in obtaining alternative sources quickly or in altering product designs to use alternative materials. In the case of several materials, it takes a great deal of time to qualify new suppliers. Delays or reductions in product shipments could damage our relationships with our customers. Further, a significant increase in the price of one or more of these materials could have a material adverse effect on our operating results.

We are dependent on key suppliers of production machines which may prevent us from delivering an acceptable product on a timely basis.

    Our production machines are large, complex and difficult to manufacture. It can take up to a year from the time we order a machine until it is delivered. Following delivery, it can take us, with the assistance of the manufacturer, up to six additional months to test and prepare the machine for commercial production. There are a very limited number of companies that are capable of manufacturing these machines. Our inability in the future to have new production machines manufactured and prepared for commercial production in a timely manner would have a material adverse effect on our business.

We must continue to develop new products or enhance existing products on a timely basis to compete successfully in a rapidly changing marketplace.

    The market for thin-film coated glass and coating equipment is characterized by rapid change, especially in the electronic display market. Our future success depends upon our ability to introduce new products, improve existing products and processes to keep pace with technological and market developments, and to address the increasingly sophisticated and demanding needs of our customers. Technological changes, process improvements, or operating improvements that could adversely affect us include:

  •
  the development of new technologies that improve the manufacturing efficiency of our competitors;

  •
  changes in product requirements of our customers;

  •
  changes in the way coatings are applied to alternative substrates such as tetra acetate cellulose, or TAC;

  •
  the development of new materials that improve the performance of thin-film coated glass; and

  •
  improvements in the alternatives to the sputtering technology we use to produce our products, such as plasma enhanced chemical vapor deposition, or PECVD.

    We may not have sufficient funds to devote to research and development, or our research and development efforts may not be successful in developing products in the time, or with the characteristics, necessary to meet customer needs. If we do not adapt to technological changes, or process or operating improvements, our competitive position, operations and prospects would be materially adversely affected.

We face intense competition, which could affect our ability to increase our revenue, maintain our margins and increase our market share.

    The market for each of our products is intensely competitive and we expect competition to increase in the future. Competitors vary in size and in the scope and breadth of the products they offer. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs.

    Electronic Information Display Market.  Competitors in the anti-reflective coatings market include customers who have the capability to use wet coating technology, as well as competitors, who supply sputter coated films similar to those produced by us. One of the largest manufacturers of flat-face computer display tubes, or CDTs, Sony Corporation of Japan, has its own sputter coating film technology which is used to provide anti-reflective characteristics on its own CDTs. Customers' selection of anti-reflective products is driven by quality, price and capacity.

    Automotive Glass Market.  Solar control products in the automotive OEM market are provided by large, worldwide glass laminators who typically have divisions also selling products to the commercial flat glass industry. Several of these companies, such as PPG, Pilkington PLC, Sekurit St. Gobain, Asahi, Guardian, and Glaverbel, have direct to glass sputtering capability. In the applied film segment of the automotive market, companies such as 3M, Material Sciences Corporation, CP Films, and Courtaulds PLC produce competitive solar control products that are widely accepted in the market.

    Residential and Commercial Window Market.  Products that provide solar control and energy conservation have been available to this market for almost 20 years. Since our introduction of our Heat Mirror suspended film product in 1979, large glass producers like Guardian, PPG, Viracon, Glaverbel, and Asahi, have produced their own direct-to-glass sputtered products that perform similarly to our Heat Mirror product.

If we fail to recruit and retain a significant number of qualified technical personnel, we may not be able to develop, enhance and introduce our products on a timely basis, and our business will be harmed.

    We require the services of a substantial number of qualified technical personnel. The market for skilled technical personnel is characterized by intense competition and aggressive recruiting, as well as a high-level of employee mobility. These characteristics make it particularly difficult for us to attract and retain the qualified technical personnel we require. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications. It is especially difficult to recruit qualified personnel to move to the location of our in Palo Alto, California, offices because of the high-cost of living. If we are unable to recruit and retain a sufficient number of qualified technical employees, we may not be able to complete the development of, or enhance, our products in a timely manner. As a result, our business may be harmed and our operating results may suffer.

We may be unable to attract or retain the other highly skilled employees that are necessary for the success of our business.

    In addition to our dependence on our technical personnel, our success also depends on our continuing ability to attract and retain other highly skilled employees. We depend on the continued services of our senior management, particularly Thomas G. Hood, our President and Chief Executive Officer, and Robert Freeman, our Chief Financial Officer, and other personnel. We do not have any key person life insurance covering any officer or employee. Competition for personnel in our industry where we operate is intense. We have experienced, and we expect to continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting or retaining the necessary personnel, our business could be adversely affected.

Our success depends in part upon our ability to protect our intellectual property, but we may not be able to do so adequately.

    Our success depends in large part upon our proprietary technology. We rely on our know-how, as well as a combination of patent, trademark and trade secret protection, to establish and protect our intellectual property rights. In addition, we seek to avoid disclosure of our know-how and trade secrets through a number of means, including requiring those persons with access to our proprietary information to execute nondisclosure agreements with us. We seek to protect our technology, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We have 28 patents and 6 patent applications pending in the United States that cover materials, processes, products and production equipment. We also have patents and patent applications pending in various foreign countries covering the same technology. Some foreign countries in which we may do business provide significantly less patent and proprietary rights protection than the United States.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate. In addition, our competitors may independently develop similar technology, duplicate our products, or design around our proprietary intellectual property.

Our business is susceptible to numerous risks associated with international operations.

    We have expanded our operations and hired additional personnel to address international markets for the thin-film coatings industry. International revenues amounted to 68%, 77% and 86% of our net revenues during 1998, 1999 and 2000, respectively. The distance between California and Dresden create logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

  •
  unexpected changes in and the burdens and costs of compliance with a variety or foreign laws and regulatory requirements;

  •
  currency exchange rate fluctuations;

  •
  tariffs, export controls and other trade barriers;

  •
  longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

  •
  difficulties in managing and staffing international operations;

  •
  potentially adverse tax consequences, including restrictions on the repatriation of earnings; and

  •
  global economic turbulence and political instability.

    Our international sales are currently invoiced and collected in U.S. dollars. A strengthening in the dollar relative to the currencies of those countries in which we do business would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. These fluctuations could also cause prospective customers to delay orders because of the increased relative cost of our products.

    We expect that, within the next twelve months, the customers of our Dresden operation will begin to make payments in EUROs or other foreign currencies. In addition, in the future, other of our customers may also make payments in foreign currencies. Such transactions may require us to begin to hedge foreign currencies in order to reduce the risk to us of fluctuating exchange rates.

Performance, reliability or quality problems with our products may cause our customers to reduce their orders.

    We manufacture our electronic display and automobile glass products based on specific, technical requirements of each of our customers. We believe that future orders of our products will depend in part on our ability to maintain the performance, reliability and quality standards required by our customers. If our products have performance, reliability or quality problems, then we may experience:

  •
  delays in collecting accounts receivable;

  •
  reduced orders;

  •
  additional warranty and service expenses; and

  •
  higher manufacturing costs.

We may face costly damages or litigation costs if a third party claims that we infringe its intellectual property.

    It is possible that third parties may claim that we or our current or potential future products infringe upon their intellectual property. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

If we fail to comply with environmental regulations, our operations could be suspended.

    We use hazardous chemicals in producing our products. As a result, we are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Our failure to comply with current or future regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes or cessation of operations.

We rely on our international and domestic sales representatives, without whom our sales may suffer.

    We sell our products in Japan, China and Korea through sales representatives. We also market and sell our Heat Mirror products in North America primarily through sales representatives. These sales representatives could reduce or discontinue sales of our products. They may not devote the resources necessary to provide effective sales and marketing support to us. In addition, we depend upon the continued viability and financial resources of these representatives, many of which are small organizations with limited working capital. These representatives, in turn, depend substantially on general economic conditions and other factors affecting the markets for the products they sell. We believe that our success will continue to depend upon these sales representatives. If some or all of our sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

Our stock price could fluctuate widely in response to various factors, many of which are beyond our control.

    The trading price of our common stock may be highly volatile. Our stock price could fluctuate widely in response to factors such as the following:

  •
  actual or anticipated variations in our quarterly revenues or operating results;

  •
  announcements of new products or services by us or our competitors, or new competing technologies;

  •
  our addition or loss of significant customers;

  •
  changes in financial estimates or recommendations by securities analysts;

  •
  announcements by us of significant acquisitions or strategic partnerships;

  •
  additions or departures of our key personnel;

  •
  future equity or debt offerings by us or our announcements of such offerings; and

  •
  general market and economic conditions.

    In addition, in recent years the stock markets in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced large price and volume fluctuations. These fluctuations have often been seemingly unrelated or disproportionate to the operating performance of these technology companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its stock. As described herein, we are subject to such a stockholder lawsuit (see "Legal Proceedings" Item 3 above). We may in the future be the target of similar litigation. Securities litigation could result in substantial costs or large judgments against us and divert management's attention and resources.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Southwall Technologies Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows, present fairly, in all material respects, the financial position of Southwall Technologies Inc. (the "Company") and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether these consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to these consolidated financial statements, the Company has experienced recurring losses from operations, has significant current and long-term debt containing certain covenants with which the Company has not complied requiring the Company to obtain waivers and to classify, as a current liability, the debt for which waivers have not been obtained. The Company must meet certain commitments for debt service payments that raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
San Jose, California
March 23, 2001

SOUTHWALL TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except for per share amount)

	December 31,
	1999	2000
ASSETS
Current Assets
Cash and cash equivalents	$1,772	$61
Restricted cash	1,883	1,849
Accounts Receivable, net of allowance for bad debts of $875 and $640	11,129	13,317
Inventories, net	7,221	10,174
Other current assets	1,294	2,008

Total current assets	$23,299	$27,409
Property, plant and equipment, net	43,533	49,884
Other assets	3,310	3,169

Total assets	$70,142	$80,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit	$4,920	$8,719
Accounts payable	9,775	16,857
Accrued compensation	1,817	1,915
Other accrued liabilities	4,311	4,551
Government grants advanced (Note 5)	—	1,085
Current portion long-term debt (Note 4)	2,232	5,806
Long-term debt reclassified to current (Note 4)	11,943	20,624

Total current liabilities	34,998	59,557
Long-term debt (Note 4)	10,000	—
Other	564	767

Total liabilities	45,562	60,324

Commitment and Contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value, 20,000 shares authorized; issued and outstanding 7,889 and 7,889	8	8
Capital in excess of par value	51,771	51,764
Less cost of treasury stock, 371 and 166 shares outstanding	(1,888)	(839)
Notes receivable	(906)	(99)
Other Comprehensive Income
Translation loss on subsidiary	(40)	(151)
Accumulated deficit	(24,365)	(30,545)

Total stockholders' equity	24,580	20,138

Total liabilities and stockholders' equity	$70,142	$80,462

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars and shares in thousands, except per share data)

	Year ended December 31,
	1998	1999	2000
Net revenues	$50,033	$54,598	$85,348

Costs and expenses
Cost of sales	44,253	40,706	69,060
Research and development	3,864	5,249	6,732
Selling, general and administrative	9,046	8,670	12,614
Legal settlements	—	500	536

Total costs and expenses	57,163	55,125	88,942

Income (loss) from operations	(7,130)	(527)	(3,594)
Interest income (expense), net	(681)	(1,288)	(2,458)
Income (loss) before provision for income taxes	(7,811)	(1,815)	(6,052)
Provision for income taxes	(58)	(50)	(128)

Net income (loss)	$(7,869)	$(1,865)	$(6,180)

Net income (loss) per share:
Basic	$(1.03)	$(0.25)	$(0.81)
Diluted	$(1.03)	$(0.25)	$(0.81)
Weighted average shares of common stock and dilutive common stock equivalents:
Basic	7,608	7,421	7,642
Diluted	7,608	7,421	7,642

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
			Capital in Excess of Par Value	Notes Receivable	Accumulated Deficit	Treasury Stock	Other Comprehensive Income	Total Stockholders' Equity	Comprehensive Income (loss)
	Shares	Amount
Balance at Dec 31, 1997	7,636	8	51,513	(656)	(14,631)	(494)		35,740
Shares issues through:								—
Interest paid with stock			24			162		186
Exercise of options	221		505			406		911
Sale of stock, net								—
Sales to employees under stock purchase plan	32		139					139
Repurchase of stock						(2,926)		(2,926)
Stock option loans, net				(364)				(364)
Net Loss					(7,869)			(7,869)	(7,869)

Balance at Dec. 31, 1998	7,889	8	52,181	(1,020)	(22,500)	(2,852)	—	25,817	(7,869)

Shares issues through:
Interest paid with stock			(55)			148		93
Exercise of options			(264)			607		343
Sales to employees under stock purchase plan			(81)			181		100
Issuance of stock for bonuses			(10)			28		18
Stock option loans, net				114				114
Translation loss on foreign subsidiary							(40)	(40)	(40)
Net Loss					(1,865)			(1,865)	(1,865)

Balance at Dec. 31, 1999	7,889	8	51,771	(906)	(24,365)	(1,888)	(40)	24,580	(1,905)

Exercise of options			(175)			640		465
Sales to employees under stock purchase plan			(69)			209		140
Issuance of stock for bonuses			(23)			149		126
Repayments of notes receivable			—	807		—		807
Translation loss on foreign subsidiary							(111)	(111)	(111)
Issuance of stock for legal settlement			260			51		311
Net Loss					(6,180)			(6,180)	(6,180)

Balance at Dec. 31, 2000	7,889	$8	$51,764	$(99)	$(30,545)	$(839)	$(151)	$20,138	$(6,291)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	1998	1999	2000
Cash flows (used in) from operating activities:
Net income (loss)	$(7,869)	$(1,865)	$(6,180)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,315	4,946	5,662
Stock based charge	—	—	436
Foreign exchange fluctuation	—	—	(38)
Decrease (increase) in accounts receivable, net	(429)	1,290	(2,188)
Decrease (increase) in inventories, net	4,061	(1,164)	(2,953)
Decrease (increase) in other current and non-current assets	246	(2,442)	(573)
Increase in accounts payable and accrued liabilities	4,023	3,758	7,420

Cash provided by operating activities	4,347	4,523	1,586

Cash flows from investing activities:
Decrease in short-term investments	—	7	—
(Increase) decrease in restricted cash	—	(1,883)	34
Expenditures for property, plant and equipment and other assets	(7,190)	(24,066)	(12,889)

Net cash used in investing activities	(7,190)	(25,942)	(12,855)

Cash flows from financing activities:
Proceeds from foreign government grants	—	4,943	1,007
Government grants advanced	—	—	1,085
Proceeds from borrowings	—	34,512	8,950
Principal payments on borrowings	(1,305)	(20,957)	(2,896)
Repayment of stockholder's note receivable	180	298	807
Issuance of common stock upon exercise of stock options, net	273	159	465
Issuance of common stock under employee stock purchase plan	139	100	140
Issuance (purchase) of treasury stock, net	(2,832)	—	—

Net cash provided by (used in) financing activities	(3,545)	19,055	9,558

Net increase (decrease) in cash and cash equivalents	(6,388)	(2,364)	(1,711)
Cash and cash equivalents, beginning of year	10,524	4,136	1,772

Cash and cash equivalents, end of year	$4,136	$1,772	$61

Supplemental cash flow disclosures:
Interest paid	$1,052	$1,408	$4,598
Income taxes paid	$12	$50	$156
Supplemental schedule of non-cash investing and financing activities:
Treasury stock used for payment of interest	$186	$93	$—
Treasury stock used for payment of bonuses and legal settlements	$—	$18	$436
Exercise of stock options with issuance of stockholders notes receivable	$544	$184	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share data)

NOTE 1—THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

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

Principles of consolidation

    The consolidated financial statements include the accounts of Southwall Technologies Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

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

CASH AND CASH EQUIVALENTS

    Cash equivalents consist of EURO certificates of deposit, and money market accounts. Investments with maturities of three months or less from the date of purchase are included in cash equivalents.

RESTRICTED CASH

    Restricted cash consists of the unapplied portion of grants received from the German government to co-finance the costs of the construction of the Company's German facility. In the event the Company fails to meet certain conditions related to the grants, the German government has the right to reclaim the grant. (See Note 5)

Fair value disclosures of financial instruments

    The Company has estimated the fair value amounts of its financial instruments using available market information and valuation methodologies considered to be appropriate and have determined that the book value of the Company's debt at December 31, 1999 and 2000 approximates fair value.

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

    At December 31, 1999, receivables from three customers represented 19%, 17% and 12% of the Company's accounts receivables, respectively. At December 31, 2000, receivables from two customers represented 19% and 13% of the Company's accounts receivable, respectively.

Revenue recognition

    Revenues from product sales are recognized upon product shipment if a signed purchase order exists, the sales price is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. Provisions for estimated cost of warranty repairs and returns and allowances are recorded at the time products are shipped and are adjusted periodically to reflect historical and anticipated experience.

    The Company has agreements under which it receives fees for certain rights to technology and products. The Company does not allocate cost of sales to license revenues because such costs are insignificant. License revenues associated with these agreements are recognized ratably over the period of the contract when collection of the resulting receivable is probable. License revenues were $713, $515, and $503 for the years 1998, 1999 and 2000, respectively.

Research and development expense

    Research and development costs are expensed as incurred in accordance with Statement of Financial Position Standard No. 2, "Accounting for Research and Development Costs".

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

Impairment of long-lived assets

    The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No such losses have been recognized through December 31, 2000.

Intangible assets

    Patents, licenses and trademarks relating to the Company's commercial products are stated at cost less accumulated amortization. Amortization is computed on the straight-line basis over terms of up to 17 years. At December 31, 1999 and 2000, patents, licenses and trademarks are included in other assets in the amount of $723 and $594, net of accumulated amortization of $1,119 and $1,274, respectively. Amortization expense for 1998, 1999 and 2000 was $176, $172 and $155, respectively.

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

Net income (loss) per share

    Basic net income (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income per share is computed as net income available to common stockholders divided by the weighted-average number of common shares outstanding and dilutive potential common shares outstanding, including stock options, restricted stock awards, warrants and other convertible securities. Diluted net loss per share is computed the same as basic net income per share since the inclusion of potential common shares would result in an anti-dilutive (lower) loss per share amount. All options outstanding during 1998, 1999 and 2000 were excluded from the diluted net loss per share calculations because they were anti-dilutive in view of the losses incurred by the Company.

    During the years ended December 31, 1998, 1999 and 2000 there were no differences between the numerators used for the basic and diluted net income (loss) per share calculations.

Foreign currency translation

    The Company's German subsidiary uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity.

Recent accounting pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,"Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters beginning with the quarter ending June 30, 1999. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first fiscal quarter for fiscal years beginning after June 15, 2000. The Company has not engaged in hedging activities or invested in derivative instruments.

    In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that it is in compliance with the provisions of SAB No. 101 as of December 31, 2000.

    In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 with respect to (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain of its conclusions cover specific events that have occurred after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on our financial position or results of operations.

NOTE 2—BALANCE SHEET DETAIL

	December 31,
Inventories, net	1999	2000
Raw Materials	$2,940	$4,394
Work-in-process	2,592	4,799
Finished goods	1,689	981

Total Inventories	$7,221	$10,174

	December 31,
Property, plant and equipment, net:	1999	2000
Land, buildings and leasehold improvements	$7,416	$11,179
Machinery and equipment	45,577	63,717
Furniture and fixtures	2,984	4,075
Construction-in-process	18,514	6,999

	$74,491	$85,970
Less—accumulated depreciation	(30,958)	(36,086)

Total property, plant and equipment	$43,533	$49,884

    Depreciation and amortization expense for the years ended December 31, 1998, 1999 and 2000 was $4,315, $4,946 and $5,662 respectively. See Note 5 to the financial statements with respect to a government grant received to offset construction and equipment costs for the German subsidiary.

	December 31,
Other accrued liabilities:	1999	2000
Reserve for warranties and sales returns	$1,174	$1,903
Payable for purchase of land	276	—
Legal settlement	500	550
Other	2,361	2,098

	$4,311	$4,551

NOTE 3—FINANCING LINE OF CREDIT

    The Company has a $10 million receivable financing line of credit with a bank. Availability under the line of credit is based upon 80% of the approved accounts receivable balances, and bears a finance fee of 0.088% per month of the average daily account balance outstanding during the settlement period. In connection with the line of credit, the Company granted to the bank a continuing lien upon and security interest in, and right of set off with respect to all of the Company's right, title and interest in all accounts receivable, inventory, monies, remittances and fixed assets. There was $8.7 million of borrowing outstanding under this line of credit at December 31, 2000. (See Note 10— GOING CONCERN AND LOAN COVENANTS)

NOTE 4—LONG-TERM DEBT

    The Company's long-term debt consists of the following:

Decription	Rate	Balance at December 31, 2000	Annual Principal Amortization	Start Date
Financing Line of Credit		$8,719	—
Long-term debt
Promissory note dated December 16, 1996	9.70%	—	—
Promissory note dated May 6, 1997	LIBOR +.4375	10,000	$2,500	May 2001
Sales-leaseback agreement dated July 19, 1999	13.0%	2,454	845	April 2000
Sales-leaseback agreement dated October 19, 1999	13.0%	2,672	1,600	March 2000
German bank loan dated May 12, 1999	6.1%	2,889	321	March 2001
German bank loan dated May 28, 1999	7.1%	2,354	—	December 2009
German bank loan dated May 28, 1999	3.8%	1,613	269	March 2001
German bank loan dated December 1, 1999	7.2%	1,998	55	December 2001
German bank loan dated August 14, 1999	5.8%	1,589	—	June 2009
German bank loan dated June 29, 2000	5.8%	361	90	June 2001
German bank loan dated July 20, 2000	7.1%	481	120	June 2001
Other equipment financings		19	6

Total long-term debt		26,430	5,806
Less current portion		5,806
Less long-term portion reclassified to current		20,624

Long-Term Debt		$—

    The total long-term debt at December 31, 1999 was $24.2 million, and included in the amount was a promissory note dated December 16, 1996 that was payable to a leasing company. The borrowings were collateralized by certain production equipment, bore interest at an annual rate of 9.7037% and was subject to certain financial covenants. The Note was payable in monthly installments plus interest for a term of 48 months. At December 31, 2000 the Company had repaid this promissory note.

    The promissory note dated May 6, 1997 is payable to a bank. The note payments are guaranteed by Teijin Limited in Japan (Teijin), a stockholder and supplier of the Company. The Teijin guarantee is collateralized by certain equipment located in the Company's Tempe manufacturing facility and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 0.4375%, (6.1313% and

7.70% at December 31, 1999 and 2000 respectively). The Company is also subject to certain financial covenants. A loan guarantee service fee is payable to Teijin semi-annually on the outstanding balance at the rate of 0.5625%. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest for the remaining three and one half year term. The scheduled principal payments for 2001 are $2.5 million. Teijin also received warrants in 1997 to purchase 158,000 shares of the Company's common stock at $9 per share. These warrants were not exercised and expired on May 30, 2000. At December 31, 2000 the Company was not in compliance with certain of the financial covenants with Teijin, the guarantor, pertaining to this promissory note. The Company received a waiver from Teijin through October 1, 2001. Teijin did not agree to extend the waiver beyond this date. Accordingly, the Company has reclassified the balance from long-term debt to current liabilities in the balance sheet. (See Note 10—GOING CONCERN AND LOAN COVENANTS)

    During 1999, the Company entered into two equipment sale-leaseback agreements with a leasing company ("Lessor"). Because the Company has an option to purchase the equipment at a price to be determined between the Company and the Lessor at the end of the lease period, the sale-leaseback agreements have been treated as financing. One lease agreement has a lease term of three years and the other lease agreement has an initial lease term of two years with an option to extend it for an additional year. At December 31, 2000, the Company had a total of $5,126 outstanding and due under these leases. The leases are collateralized by the leased equipment and certain other production equipment of the Company. The effective interest rate of both leases is approximately 13% per annum and they are repayable over their lease term commencing in May 2000. Additionally, the Company has provided the Lessor an irrevocable standby letter of credit in the amount of $0.5 million to collateralize all of the Company's obligations under these agreements. The letter of credit shall not expire before January 1, 2002. In addition, $1 million of the amounts due from the Lessor was not funded, but will be released upon the Company satisfying certain financial conditions. Due to the uncertainty of compliance with these financial conditions, the Company has classified this amount under non-current "Other Assets." (See Note 10—GOING CONCERN AND LOAN COVENANTS)

    On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $2.9 million (DM 6.0 million). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by the German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in Deutschemarks after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum for the first five years, and will be revised to the prevailing rate at the end of the fifth year. At December 31, 2000, the amount due under this bank loan is $2.9 million. (See Note 10—GOING CONCERN AND LOAN COVENANTS)

    On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds are available in three tranches, and shall be used solely for the purpose of capital investment by the German subsidiary. The first tranche provides for borrowings of $2.2 million (DM 4.89 million) for a term of twenty years. The principal is repayable after ten years in ten equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years. At December 31, 2000, the amount due is $2.4 million. The second tranche provides for borrowings of $1.5 million (DM 3.35 million) for a term of seven years and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bears fixed interest at 3.75%

per annum for the period of seven years. At December 31, 2000, the amount due is $1.6 million The third tranche, dated December 1, 1999, provides for borrowings of $1.87 million (EURO 2.121 million) for a term of ten years, and the principal is repayable after one year, in thirty six equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the first five years. At December 31, 2000, the amount due is $2.0 million All of the proceeds from the loans were received during 1999. (See Note 10—GOING CONCERN AND LOAN COVENANTS)

    On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $1.7 million (DM 3.3 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in Deutschemarks. 50% of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Other Assets." At December 31, 2000, the amount due under this bank loan is $1.6 million (See Note 10—GOING CONCERN AND LOAN COVENANTS)

    On June 29, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to $481 (DM 1.0 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 7.10% per annum. The interest is payable quarterly in Deutschemarks. At December 31, 2000, the amount due under this bank loan is $0.4 million (See Note 10—GOING CONCERN AND LOAN COVENANTS)

    On July 20, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to $480 (EU 511). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 7.10% per annum. The interest is payable quarterly in EURO dollars. At December 31, 2000, the amount due under this bank loan is $0.5 million (See Note 10—GOING CONCERN AND LOAN COVENANTS)

    The preceding German bank loans are collateralized by the production equipment, building and land owned by the German subsidiary.

    Other long-term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

    The Company incurred total interest expense of $1.16 million, $2.58 million and $4.65 million in 1998, 1999 and 2000, respectively. Of these amounts, the Company capitalized $0 in 1998, $1,144 in 1999 and $1,820 in 2000 as part of the costs related to the construction of new production machines and facilities.

    Scheduled principal reductions of long-term debt for the next five years and thereafter, are as follows:

Year	Amount
2001	$5,806
2002	5,634
2003	4,245
2004	3,383
2005	812
Thereafter	6,550

Total	$26,430

NOTE 5—GOVERNMENT GRANT

    The Company has an agreement to receive a grant award (the "Grant"), which was approved by the State Government of Saxony in Germany (the "Grantor") in May 1999. The agreement provides for investment grants to a maximum amount of $9.9 million (DM 20.3 million). As of December 31, 2000, the Company had received approximately $4.9 million (DM 9.7 million) under this Grant and accounted for the Grant by applying the proceeds received against the cost of the German manufacturing facility. During 2000, the Company also received $1.0 million (DM 2.1 million) in investment allowances from the German government and those proceeds were applied against the cost of the German manufacturing facility. The Company expects to receive an additional $1.0 million in investment allowances from the German government in 2001. Those funds will also be applied against the cost of the German manufacturing facility. Additionally, the Company has received $1.1 million of government grants that have been recorded as an advance until the Company earns the grant through future expenditures.

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
  d)
  The project must create at least 143 permanent jobs and 7 apprenticeships by December 2003.

In the event that the Company fails to meet the above requirements, the Grantor has the right to reclaim the Grant. The Company does not currently have financing in place to purchase a third machine in Germany and it has postponed the placing of this order until financing can be secured. Presently, the Company can not determine the ultimate total investment that will be made in the German facility and is in the process of reviewing the total investment and timing thereof with the grantor.

    The Company is further eligible for investment allowances calculated based on the capital investment of $39.2 million (DM 80.3 million) amounting to $3.7 million (DM 7.7 million), subject to European Union regulatory approval.

    The investment allowance is subject to the following requirements:

  a)
  The movable and immovable assets which acquisition costs are taken into account in determining the investment allowance shall be employed within the subsidized territory for a period of at least five years following the acquisition or production.
  b)
  The movable assets which acquisition costs are taken into account in determining the increased investment allowance shall remain in a business that is engaged in the processing industry, or in a similar production industry for a period of at least five years following the acquisition or production.

    In the event that the Company fails to meet the above requirements, the investment allowance must be paid back with interest.

NOTE 6—INCOME TAXES

    The income tax provision in 1998, 1999 and 2000 relates primarily to foreign withholding taxes on royalty payments. The effective income tax rate differs from the federal statutory rate as a result of valuation allowances established for deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on this absence of objective evidence management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's deferred tax assets.

    Deferred tax (liabilities) assets are comprised of the following:

	December 31,
	1999	2000
Depreciation	$(3,910)	$(3,679)
Other	(220)	(44)

Gross deferred tax liabilities	(4,130)	(3,723)

Inventory reserves	599	552
Other	3,573	2,952
Loss carryforwards	9,404	12,396
Credit carryforwards	952	952

Gross deferred tax assets	14,528	16,852

Deferred tax assets valuation allowance	(10,398)	(13,129)

Net deferred taxes	$—	$—

    At December 31, 2000 the Company had net federal operating loss carryforwards of approximately $26.8 million that expire at various dates from 2000 through 2019. The net operating loss carryforwards include approximately $3.9 million resulting from employee exercises of non-incentive stock options or disqualifying dispositions, the tax benefit of which, when realized, will be accounted for as an addition to capital in excess of par value, rather than as a reduction of the provision for income taxes. The Company has state and German net operating loss carryforwards that expire at various future dates. Research and development, investment tax and foreign tax credit carryovers of approximately $1.0 million are also available to reduce future federal and state income taxes and expire at various dates through 2004. If certain substantial changes in the Company's ownership occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

NOTE 7—BENEFIT PLANS

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

    During 1998 and 1999, certain employees, officers and directors of the Company exercised stock options under the plans by issuing full recourse notes to the Company with an annual rate of interest of generally 7%. During 1998 and 1999 outstanding notes to certain of those employees, officers and directors were extended from terms of one year to terms of two years. Both the principal and the interest accrued on the notes are due at the end of the term of each note. These notes aggregate $1,020, $906 and $99 at December 31, 1998, 1999 and 2000, respectively.

    As of December 31, 2000, there were 74 shares of Common Stock available for grant under the two stock option plans.

    The activity under the option plans, combined, was as follows:

	Options	Range of Exercise Price	Weighted Average Exercise Price
Options outstanding at
January 1, 1998	1,740	$2.50-$8.25	$4.61
Granted	537	$4.50-$8.63	5.49
Exercised	(409)	$2.50-$5.25	2.91
Cancelled or expired	(455)	$2.50-$8.25	6.31

December 31, 1998	1,413	$2.50-$8.63	$4.89
Granted	637	$2.75-$4.50	3.77
Exercised	(127)	$2.50-$4.38	2.89
Cancelled or expired	(262)	$2.50-$8.63	5.15

December 31, 1999	1,661	$2.50-$8.63	$4.59
Granted	752	$1.56-$11.50	5.35
Exercised	(128)	$2.50-$ 9.87	3.82
Cancelled or expired	(317)	$1.56-$11.50	4.66

December 31, 2000	1,968	$1.56-$11.50	$4.92

Employee Stock Purchase Plan

    In April 1988, the Company adopted the Employee Stock Purchase Plan ("the Purchase Plan") and reserved 150 shares of Common Stock for issuance thereunder. In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("the 1997 Plan") and reserved 100 shares of Common Stock for issuance thereunder. Employees of the Company, subject to certain limitations, may purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period, or the last day of the purchase period. During 1998, 1999 and 2000, 32, 36 and 41 shares, respectively, were sold under the Purchase Plan and the 1997 Plan. At December 31, 2000 there were 0 shares remaining available for issuance under the 1988 Purchase Plan which expired during 2000 and 45 shares available for issuance under the 1997 Plan.

Accounting for Stock-Based Compensation

    The Company has stock option plans that reserve shares of Common Stock for issuance to employees, officers, directors and consultants. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans, except for $123 related to certain transactions in 1996. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation cost for the Company's stock option plans and stock purchase plans been determined based on the fair value at the grant date for awards granted in 1998, 1999 and 2000 under those plans consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

Accounting for stock-based compensation

	1998	1999	2000
Net income (loss)—as reported	$(7,869)	$(1,865)	$(6,180)
Net income (loss)—pro forma	$(8,314)	$(2,659)	$(7,830)
Net income (loss) per share—as reported
Basic	$(1.03)	$(0.25)	$(0.81)
Diluted	$(1.03)	$(0.25)	$(0.81)
Net income (loss) per share—pro forma
Basic	$(1.09)	$(0.36)	$(1.02)
Diluted	$(1.09)	$(0.36)	$(1.02)

    For the stock option plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for the multiple option approach with the following weighted average assumptions used for grants in 1998, 1999 and 2000, respectively. Expected volatility of 58% in 1998, 110% in 1999 and 134% in 2000; risk-free interest rate of 4.5%, 5.4% and 6.2%; and expected lives from vesting date of 1.11, 3.23 and 2.54 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of stock options granted in 1998, 1999 and 2000 was $2.51, $2.60 and $3.74 per share, respectively.

    For the employee stock purchase plans, the fair value of each purchase right is estimated at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1998, 1999 and 2000, respectively. Expected volatility of 68%, 139%, and 134%; risk-free interest rate of 5.0%, 5.8% and 6.32%; and expected lives of 0.5 years in each year. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of those purchase rights granted in 1998, 1999 and 2000 was $2.33, $1.98 and $2.19 per right, respectively.

    The following table summarizes information about stock options outstanding at December 31, 2000:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		Weighted Average Remaining Contractual Life
Range of Exercise Price	Number Outstanding at 12/31/00		Weighted Average Exercise Price	Number Exercisable at 12/31/00	Weighted Average Exercise Price
$1.56-$3.19	205	3.20	$2.86	130	$2.77
3.25-3.25	7	0.69	3.25	7	3.25
3.37-3.37	302	6.74	3.37	0	0.00
3.38-4.00	215	5.65	3.75	86	3.62
4.06-4.31	105	3.62	4.13	56	4.13
4.50-4.50	233	4.94	4.50	65	4.50
4.62-5.00	107	2.57	4.77	100	4.77
5.00-5.00	234	4.60	5.00	105	5.00
5.25-6.88	273	4.26	6.63	194	6.61
7.00-11.50	287	6.04	7.94	50	7.70

$1.56-$11.50	1,968	4.93	$4.92	793	$4.90

401(K) PLAN

    In 1998, the Company sponsored a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. The Company matches 25% of each eligible participant's 401(k) contribution up to a maximum of 20% of the participant's compensation, not to exceed one thousand dollars per year. The Company's actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary or profit sharing contributions were made for the years ending December 31, 1998, 1999 and 2000. 401(k) matching contributions for the years ended December 31, 1998, 1999 and 2000 were $134, $137 and $194, respectively. The Company has no intention to terminate the plan.

NOTE 8—SEGMENT REPORTING

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

	1998	1999	2000
Electronic display	$16,954	$18,144	$47,734
Automotive glass	12,845	17,667	20,198
Architectural	20,234	18,787	17,416

Total net revenues	$50,033	$54,598	$85,348

    The following is a summary of net revenue by geographic area for 1998, 1999 and 2000.

	1998	1999	2000
United States	$16,095	$11,852	$12,750
South America	—	567	564
Pacific Rim	4,206	8,088	14,681
Japan	13,041	12,055	34,956
Europe	15,060	20,304	21,446
Canada	1,631	1,732	951

Total net revenues	$50,033	$54,598	$85,348

    The Company operates mainly from facilities located in the United States. During 1999 a subsidiary was established in Germany. Property, plant and equipment include long-lived assets in Germany with a net book value of $12.5 million.

    Two customers accounted for 33% and 12% of net sales in 1998, three customers accounted for 18%, 11% and 10% of net sales in 1999 and three customers accounted for 40%, 14% and 12% in 2000.

NOTE 9—COMMITMENTS and CONTINGENCIES

    The Company leases certain property and equipment as well as its facilities under noncancellable operating. These leases expire at various dates through 2009.

    As of December 31, 2000, the future minimum payments under these leases are as follows:

	Capital	Operating
2001	$8	$3,146
2002	8	3,437
2003	8	2,722
2004	1	2,736
2005		755
Thereafter

Future minimum lease payments	$25	$12,796

Less—amount representing interest	(2)

Present value of future minimum lease payments	$23
Current maturties	8

Long-term lease obligations	$15

    Rent expense under operating leases was approximately $1,562, $1,484 and $3,191 in 1998, 1999 and 2000, respectively.

    Contingencies

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

    During the second quarter of 1999, the Company reached a settlement with Sony, wherein Sony agreed to release the Company from any and all penalties, claims, demands and liabilities that Sony has or will have against the Company in connection with the shipment shortfall experienced in 1998. In consideration of Sony's waiver, the Company agreed to waive its claims for payment of the outstanding accounts receivable from Sony totaling $2.5 million brought forward from 1998. The amount was written off against the $2.3 million sales return reserve booked in 1998 and the remaining $0.2 million was reversed. As of September 30, 1999, Southwall terminated all production of anti-reflective film for Sony, as mutually agreed under an amended Supply Agreement, and there were no further shipments to Sony.

    The company is a defendant in an action filed on April 5, 1996 ("Four Seasons Solar Products Corp vs. Black & Decker, Bostic, Inc. and Southwall Technologies, Inc."), No. 5 CV1695 pending in the United States District Court for the Eastern District of New York. Plaintiff is a manufacturer of insulated glass units which incorporate the Company's Heat Mirror® film. Plaintiff alleges that a sealant provided by the co-defendant is defective, asserts causes of action for breach of contract, unfair competition, and fraudulent concealment, and seeks monetary damages of approximately $36.0 million for past and future replacement costs, loss of customer goodwill, and punitive damages against all defendants. The Company has filed a motion to dismiss. The Court has dismissed the unfair competition and fraudulent concealment claims against the Company. It still has under advisement the Company's motion to dismiss the breach of contract claim. The Company believes the claim to be without merit and will vigorously defend the action, should the breach of contract claim survive the motion to dismiss.

    The Company was named a defendant in a class action lawsuit filed on March 9, 1998 by Richard McKernan in the Superior Court of California, County of Santa Clara. The Company has reached a settlement with plaintiffs in the amount of $3.75 million. The entire amount will be funded by Southwall's insurance carrier. That settlement received final approval and statutory approval as a good faith settlement from the Court on February 22, 2001. The insurance carrier has not indicated whether it intends to pursue Southwall for reimbursement of the settlement amount. The defense of the McKernan action is being paid by the Company's insurer.

    The Company accrued $0.5 million as of December 31, 1999 for the settlement of a lawsuit in March 2000.

    In 2000, the Company reached a settlement of $0.5 million with a former employee for cash and stock.

    The Company's German subsidiary is a defendant in a lawsuit filed by one of its suppliers on March 21, 2000 in a German court to seek payment of $0.9 million for engineering services rendered in connection with developing the initial plans for the German facility. The Company issued letters of award to the plaintiff amounting to $0.3 million prior to terminating plaintiff's services for not meeting the Company's expectations. The plaintiff claims fees for services rendered, including the costs of significant modifications and revisions requested by the Company calculated in accordance with the German Federal Schedule of Architects' fees. The plaintiff further alleges that the Company utilized plaintiff's planning work in further developing the plant. The Company believes that the suit is without merit and intends to vigorously defend its position. Although the Company believes that it will prevail, a $0.3 million portion of the claim was accrued as a liability on the December 31, 2000 balance sheet as it is likely that this amount will be awarded to the plaintiff.

    In August 2000, the Company, its Chief Executive Officer, Thomas G. Hood, and former Chief Financial Officer, Bill R. Finley, have been named as defendants in seven lawsuits, all filed in the United States District Court for the Northern District of California (Docket Nos: C-00-2792-MMC; C-00-2795-BZ; C-00-2834-SC; C-00-20856-EAI; C-00-3007-EDL; C-00-3027-JCS; and C-00-3079-MMC) (the "Actions") all alleging violations of the federal securities laws. Each of the plaintiffs in the Actions alleges that he purchased shares of the Company's common stock and seeks to represent a class of shareholders who purchased shares during the period April 26, 2000 through August 1, 2000, such dates constituting the period from the Company's release of its financial results for the first quarter of FY 2000, to the date that it issued its press release announcing that it would be restating its financial statements for that quarter. The substantive allegations in each of the Actions are essentially the same,

i.e., that the defendants knew, or were reckless in not knowing, that the Company's first quarter financial statements were in error and violated Generally Accepted Accounting Principles, and that as a result the putative class members purchased stock at artificially inflated prices and were damaged. It is anticipated that the Actions will be consolidated into a single action by the filing of an Amended Consolidated Complaint. No pleading in response to the Actions is yet due. The Company believes the Actions to be wholly without merit and intends to defend them vigorously.

    In October 2000, the Company was served with a complaint entitled Hurd Millwork, Inc. v. Southwall Technologies, Inc., et. al. , United States District Court, Northern District of California, Case No. C00-3820 (CRB). Hurd is a manufacturer of installed glass units which incorporate Heat Mirror® film. Hurd alleges that various failures and deficiencies associated with the installed glass units give rise to warranty and other consumer claims. Hurd is seeking monetary damages for past and future replacement costs, litigation expenses, and punitive damages. The complaint alleges $32 million in damages and $25 million in restitution. The Company believes Hurd's action to be without merit and intends to strenuously defend against it.

    In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business or its consolidated financial position or results of operations.

NOTE 10—GOING CONCERN AND LOAN COVENANTS

    Loan Covenants

    Pursuant to the guaranty, the German bank loans, and lease agreements listed above, and related terms, conditions and covenants the Company requested waivers from Teijin, Limited, the German bank's and the leasing company as discussed below, related to the Company's default, or event of default pursuant to these respective agreements or otherwise arising in connection with the Company's requirement to restate prior financial periods, the financial position of the Company reflected in such restated financial statements, the Company's failure to file its Form 10-Q for the second quarter of 2000 in a timely manner and trading halts or other actions taken or threatened to be taken by NASDAQ, or any law suits filed or threatened to be filed in connection with such restatements or late filings.

    On September 7, 2000, Teijin provided Southwall with a letter waiving any defaults through October 1, 2001 arising out of the Company's failure to comply with the Minimum Quick Ratio and Maximum Debt-to-Tangible Net Worth financial covenants. Further, Teijin waived any Event of Default related to the Company's requirement to restate prior financial periods, the financial position of the Company to be reflected in such restated financial statements, the Company's failure to file its Form 10-Q for the second quarter of 2000 in a timely manner, any trading halts or other actions taken or threatened by NASDAQ, or any lawsuits filed or threatened in connection with such restatements or late filings or otherwise. Teijin has not agreed to extend this waiver beyond the October 1, 2001 date. As a result, the Company has reclassified the Sanwa Loan, to which this guaranty applies, from long-term to current liabilities in the balance sheet.

    The Company received in October, 2000 from the German banks a waiver of the Events of Default pursuant to the agreements but the German banks did not provide a waiver of the Events of Default or any rights it may have with respect to any further material adverse change in the financial condition of the Company resulting from the Events of Default and the German banks have reserved the right to terminate the loan agreements after the third and fourth quarter of 2000 if the expectations relating to turnover and profit as provided by the Company don't occur and provide a cause for termination. The Company cannot currently determine with reasonable certainty whether it will be able to comply with these provisions and accordingly has reclassified these loans from long-term to current liabilities in the balance sheet.

    In November, 2000, The Company received from the leasing company for the sale-leaseback agreements dated July 19, 1999 and October 19, 1999 a partial waiver of the Events of Default pursuant to the agreements. However it reserved its right to declare an Event of Default based on the company's financial condition. Accordingly the Company has reclassified these agreements from long-term to current liabilities in the balance sheet.

Going Concern

    These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has significant current and long-term debt containing certain covenants, with which the Company has not complied, requiring the Company to obtain waivers and to classify, as a current liability, the debt for which waivers have not been obtained. The Company must meet certain commitments for debt service payments that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result of this uncertainty, the Company may not be able to meet its debt service obligations without additional financing. However, the Company can give no assurances it will be successful in obtaining the required additional financing and cash from operations.

SELECTED QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)

	QUARTERS ENDED
	Dec 31, 2000	Oct 1, 2000	July 2, 2000	April 2, 2000	Dec 31, 1999	Oct 3, 1999	July 4, 1999	April 4, 1999
Net Sales	$20,950	$26,361	$20,928	$17,109	$15,139	$15,122	$13,479	$10,858
Cost of Sales	17,956	19,399	16,922	14,783	11,507	10,844	9,444	8,911

Gross Profit	2,994	6,962	4,006	2,326	3,632	4,278	4,035	1,947
Income (loss) before income taxes	(1,269)	(1,530)	(1,606)	(1,647)	(1,281)	508	465	(1,507)
Net Income (loss)	($1,302)	($1,548)	($1,647)	($1,683)	($1,292)	$494	$452	($1,519)
Earnings per share	($0.17)	($0.20)	($0.22)	($0.22)	($0.17)	$0.07	$0.06	($0.21)

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The information required by this item concerning the Company's executive officers is contained at the end of Part I in the unnumbered item captioned "Executive Officers of the Registrant".

    The information set forth below refers to our Directors, including information furnished by them as to their principal occupations for at least the last five years, certain other directorships held by them, and their ages as of December 31, 2000.

Name	Age
Bruce J. Alexander (1)	56
Thomas G. Hood	45
Tadahiro Murakami (1)	59
Joseph B. Reagan (1)(2)	66
Walter C. Sedgwick (2)	54
Robert C. Stempel (2)	67

(1)
Member of the Human Resources Committee.

(2)
Member of the Audit Committee.

    Mr. Alexander has served as a member of the Board of Directors of the Company since May 1981. In April 1999, he joined Needham & CO., Inc., an investment bank, as its Managing Director. From June 1997, until April 1999, he served as President and Chief Executive Officer for Black & Company, an investment bank. From May 1994 to June 1997, he was with Needham & Co., Inc., an investment bank, most recently serving as a Managing Director. From January 1992 to May 1994, he was a General Partner with Materia Ventures, L.P., a Venture capital firm investing in advanced materials companies. From March 1987 to July 1991, he was President and Chief Executive Officer of the Company. From February 1982 to March 1987, he held various offices within the Company, including Executive Vice President, Vice Chairman of the Board, Chairman and acting Chief Executive Officer, and Chief Financial Officer.

    Mr. Hood has served as the Company's President and Chief Executive officer since July 1998 and as a member of the Board of Directors of the Company since March 1998. From March 1998 until July 1998 he served as Interim President and Chief Executive Officer. From July 1996 to March 1998, he served as Senior Vice President, General Manager, Energy Products Division. From January 1995 to July 1996, he was Vice President, General Manager, International Operations, and from October 1991 to January 1995, he was Vice President , Marketing and Sales. From September 1990 to October 1991, he was Vice President, Business Development. From June 1989 to September 1990, Mr. Hood served as Vice President , Glazing Laminates. Previously, From July 1981 to June 1989, he served in various positions within the company including Director of New Product Development and Director of Engineering Development.

    Mr. Murakami has served, as a member of the Company's Board of Directors since May 2000. He presently is the President of Teijin-Bayer Polytec Ltd., a subsidiary of Teijin Limited. He served, from February 1997 until April 1999, as Director of the Plastics Division for Teijin DuPont Films S.A., a Subsidiary of Teijin Limited, and was the General Manager of the Sales Department for Teijin DuPont Films S.A., a subsidiary of Teijin Limited, from December 1994 until February 1997.

    Dr. Reagan has served as a member of the Board of Directors of the Company since June 1993, and previously served as a director from October 1987 through May 1992. Dr. Reagan is a technology and senior management consultant to industry and to the United States Government. He retired in

1996 after 37 years with the Lockheed Martin Corporation where he was a corporate officer and Corporate Vice President and General Manager of the Research and Development Division of the Missiles and Space Company.

    Mr. Sedgwick has served as a member of the Board of Directors of the Company since January 1979. Mr. Sedgwick has worked as a private investor for the past seven years.

    Mr. Stempel has served as a member of the Board of Directors since May 2000. He presently is Chairman of Energy Conversion Devices, Inc. (ECD), an energy and information company headquartered in Troy , Michigan. Mr. Stempel retired as Chairman and Chief Executive Officer from General Motors Corporation in November 1992. He was named Chairman and CEO in August 1990. Prior to serving as Chairman, he had been President and Chief Operating Officer of General Motors since September 1987.

ITEM 11.  EXECUTIVE COMPENSATION

    The following Summary Compensation Table sets forth certain information concerning compensation earned for services rendered in 2000, 1999 and 1998 by the Chief Executive Officer and each of the other executive officers of the Company who earned salary and bonus for the 2000 fiscal year in excess of $100,000 (collectively, the "Named Executive Officers").

Long-Term Compensation Awards Securities
Name and Principal Position	Year	Annual Compensation Salary (1)	Bonus (1)	Stock Awards (2)	Underlying Options	All Other Compensation (3)
Thomas G. Hood (4) President and Chief Executive Officer	2000 1999 1998	$265,192 257,288 198,365	$19,120 — 32,924		28,550 125,000 30,000	$1,000 1,000 1,000
Sicco W. T. Westra (5) Senior Vice President, Engineering and Product Development	2000 1999 1998	$176,144 177,817 162,672	$12,620 — 1,324		17,300 12,000 50,000	$1,000 1,000 1,000
Bill R. Finley (6) Vice President & Chief Financial Officer	2000 1999 1998	$155,323 190,446 181,158	$9,058 — 5,696	$3,562	17,983 12,000 50,000	$1,000 1,000 1,000
Eric Buonassissi (7) Senior Vice President, Sales & Marketing	2000	194,250	$8,977	$3,197	2,983	$1,000
Vahid Ghassemian (8) Senior Vice President, Operations	2000 1999	$215,457 125,513	$15,920 —		27,300 50,000	$1,000 1,000
Nasser Lama (9) Vice President, U.S. Operations	2000 1999	$154,240 26,052	$22,800 15,000		21,500 20,000	$1,000 479

(1)
The amounts listed under Salary and Bonus include amounts deferred pursuant to the Company's 401K Plan.

(2)
The amounts listed represent bonuses paid in shares of the Company's common stock, rather than cash.

(3)
The amounts listed under "All Other Compensation" for 2000 consist of the Company's matching contributions under the Company's 401K Plan.

(4)
Mr. Hood was promoted to the position of President and Chief Executive Officer in July 1998.

(5)
Mr. Westra joined the company in 1998 as the Senior Vice President, Engineering and Product Development.

(6)
Mr. Finley joined the Company in June 1998 as the Vice President & Chief Financial Officer. Effective August 31, 2000, Southwall Technologies terminated Mr. Finley's employment.

(7)
Mr. Buonassissi joined the company in 1999 as the Senior Vice President, Sales & Marketing. Effective January 2001, Mr. Buonassissi was no longer employed by Southwall Technologies, but he is retained as a consultant to the Company.

(8)
Mr. Ghassemian joined the Company in May 1999 as Senior Vice President, Operations. Effective November 2000, Mr. Ghassemian was no longer employed by Southwall Technologies.

(9)
Mr. Lama joined the Company in September 1999, and was promoted to the position of Vice President, U.S. Operations in March 2000.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table contains information concerning the grant of stock options during 2000 to the named executive officers.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
		Percent of Total Options Granted to Employees in Fiscal Year
	Number of Securities Underlying Options Granted (1)
			Exercise Price ($/Sh) (2)
				Expiration Date
Name					5%	10%
Thomas G. Hood	28,550	3.8%	$7.06	1/21/2010	$126,816	$321,376
Sicco W.T. Westra	17,300	2.3%	7.06	1/21/2010	76,845	194,739
Bill R. Finley (4)	17,983	2.4%	7.17	9/1/2004	—	—
Eric Bounassissi	2,983	0.4%	7.71	1/1/2007	3,624	4,828
Vahid Ghassemian (5)	27,300	3.6%	8.09	6/2/2006	16,847	34,246
Nasser Lama	21,500	2.9%	7.06	1/21/2010	95,500	242,017

(1)
Option grants were made under the Company's 1997 Stock Incentive Plan. The options vest in four annual installments, with the first such 25% installment vesting one year after the grant date. In the event of certain corporate transactions such as an acquisition or sale of assets of the Company, the outstanding options of the Company's Named Executive Officers will become immediately exercisable for fully vested shares of common stock, unless the options are assumed or substituted with a comparable option by the acquiring company or its parent. In any event, the Human Resources Committee has the discretion to accelerate the vesting of outstanding options upon certain corporate transactions or involuntary terminations following a corporate transaction. See also "Severance Agreements".

(2)
All options were granted at an exercise price equal to the fair market value of the Common Stock on the date of the grant. The exercise price may be paid in cash or cash equivalents, in shares of the Common Stock valued at fair market value on the exercise date or in a same-day sale program with the assistance of a designated brokerage firm.

(3)
As required by the rules of the Securities and Exchange Commission, potential realizable values stated are based on the prescribed assumption that the Common Stock will appreciate in value from the date of grant to the end of the option term at rates (compounded annually) of 5% and 10%, respectively, and therefore are not intended to forecast future appreciation, if any, in the price of the Common Stock.

(4)
The Company cancelled options to purchase 79,300 shares of stock held by Mr. Finley upon his termination.

(5)
The Company cancelled options to purchase 52,500 shares of stock held by Mr. Ghassemian upon his resignation.

Fiscal Year-end Option Values

    The following table provides information with respect to the named executive officers concerning unexercised options held as of the end of 2000.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas G. Hood	106,850	156,666	$—	$—
Sicco W.T. Westra	30,300	49,000	—	—
Bill R. Finley	—	—	—	—
Eric Bounassissi	14,800	37,500	—	—
Vahid Ghassemian	24,800	—	—	—
Nasser Lama	6,500	35,000	—	—

Severance Agreements

    The Company has entered into a severance agreement with all of its officers, and certain key employees (9). Pursuant to which they may become entitled to special benefits in connection with certain changes in control of the Company affected by merger, liquidation or tender offer.

The officers included in the Company's severance agreement are:

Name	Title	Effective Date
Thomas G. Hood	President, Chief Executive Officer	December 14, 1999
Sicco W.T. Westra	Senior Vice President, Engineering and Product Development	December 14, 1999
Robert R. Freeman	Senior Vice President, Chief Financial Officer	August 31, 2000
Nasser Lama	Vice President, U.S. Operations	December 14, 1999
Robert Cormia	Vice President, Quality	December 14, 1999
Wolfgang Heinze	Vice President, Dresden Operations	December 8, 2000
Ted Larsen	Vice President, Business Development, Display	December 14, 1999
John Lipscomb	Vice President, Corporate Controller	November 8, 2000
David Niehous	Vice President, Sales, XIR	October 23, 2000
Floyd E. Woodard	Vice President, Research and Development	December 14, 1999
Graig Young	Vice President, Sales, Heat Mirror	December 14, 1999

    Under each of the agreements, a liquidation or acquisition of the Company may result in the immediate acceleration of vesting of the Named Executive Officers' outstanding options granted under the Company's option plans. Accordingly, should there occur a sale of substantially all of the Company's assets or an acquisition of the Company by merger or consolidation, then all options at the time held by each such officer, will become immediately exercisable for the fully vested shares of Common Stock. However, such vesting acceleration will not occur to the extent the options are assumed by the acquiring entity.

    In the event that (i) the outstanding options are so assumed or the change in control is effected through the acquisition of 50% or more of the Company's outstanding voting stock pursuant to a hostile tender offer and (ii) the officer's employment is involuntarily terminated (other than for cause) within 18 months following such assumption or acquisition, then the vesting of any options at the time held by each officer granted under the Company's option plans will immediately accelerate.

    Involuntary termination is defined in each severance agreement as the officer's discharge or dismissal (other than for cause) or other termination of employment, whether voluntary or involuntary, following a material reduction in the officer's compensation or level of responsibilities, a change in the officer's job location without his or her consent or a material reduction in the officer's benefits and perquisites. Termination for cause includes any involuntary termination triggered by the executive officer's willful misconduct, gross negligence or unauthorized use or disclosure of trade secrets or other confidential information.

    In addition to the acceleration of vesting of each named executive officer's outstanding options, such individual may become entitled to a lump sum severance payment upon his or her involuntary termination within 18 months after a change in control. Accordingly, to the extent that the spread on the officer's accelerated options (the excess of the market price, at the time of acceleration, of the shares of Common Stock for which the options are accelerated over the aggregate exercise price payable for such shares) does not exceed 2.99 times the officer's average W-2 wages from the Company for the five fiscal years preceding the fiscal year in which the change in control occurs, a cash severance payment will be provided to the officer. However, the cash payment will in no event exceed the lesser of (i) two times the sum of the executive officer's annual rate of base salary in effect at the time of his or her involuntary termination plus the bonuses earned by him or her for the immediately preceding fiscal year or (ii) the amount necessary to bring the total benefit package (acceleration plus severance) up to the "2.99 times average W-2 wages" limitation.

    In the event benefits had become due as of December 31, 2000 under the severance agreement currently in affect for the Named Executive Officers, the maximum cash amounts payable would be as follows: Mr. Hood, $675,000; Mr. Westra, $264,000; Mr. Lama, $232,875.

DIRECTOR COMPENSATION

    During 2000, the Company paid each of its non-employee directors an annual retainer fee, and a fee for each Board and Committee meeting attended: Mr. Alexander—$18,401; Mr. Murakami—$9,867; Dr. Reagan—$29,234; Mr. Sedgwick—$23,801; and Mr. Stempel—$11,667.

    Board members are also eligible to receive options to purchase shares of Common Stock under the Company's 1997 Stock Incentive Plan. During 2000, the non-employee Board members received options to purchase the following number of shares: Mr. Alexander—8,920 shares at an average exercise price of $7.09 per share; Mr. Murakami—20,000 shares at an exercise price of $7.75 per share; Dr. Reagan—8,920 shares at an average exercise price of $7.09 per share; Mr. Sedgwick—8,920 shares at an average exercise price of $7.09 per share; and Mr. Stempel—20,000 shares at an exercise price of $7.75 per share.

HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Neither Dr. Reagan nor Mr. Sedgwick has at any time since our formation been an officer or employee of Southwall. From February 1982 to March 1987, Mr. Alexander held various positions with us, including Executive Vice President, Vice Chairman of the Board, Chairman and acting Chief Executive Officer, and Chief Financial Officer. None of our executive officers currently serves, or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information known to the company regarding the ownership of the Company's Common Stock as of December 31, 2000 by (i) each stockholder known to the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the executive officers named in the

Summary Compensation Table above, and (iv) all current executive officers and directors as a group. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown as being beneficially owned by each person, based on the information provided by such owners. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Name and Address	Common Stock Beneficially Owned(1)	Percent of Outstanding Shares(1)
Teijin Limited 67, Minamihonmachi, 1-chome Chuoku, Osaka 541, Japan	667,000	8.5%
Bruce J. Alexander (2)	32,120	*
Joseph B. Reagan (3)	88,313	1.1%
Walter C. Segwick (4)	63,440	*
Robert C. Stempel	—	*
Thomas G. Hood (5)	131,225	1.7%
Eric Buonassisi	14,800	*
Bill Finley	—	*
Nasser Lama	11,500	*
Tadahiro Murakami	—	*
Sicco Westra	35,850	*
All current officers and directors as a Group (19 persons) (6)	540,192	6.8%

*
Less than one percent.

(1)
The table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated, each of the stockholders named in the table has a sole voting and investment power with respect to all securities shown as beneficially owned, subject to community property laws where applicable and the information contained in the footnotes to the table.

(2)
Includes options to purchase 14,420 shares that are exercisable within 60 days of December 31, 2000.

(3)
Includes options to purchase 57,246 shares that are exercisable within 60 days of December 31, 2000.

(4)
Includes options to purchase 52,744 shares that are exercisable within 60 days of December 31, 2000.

(5)
Includes options to purchase 105,600 shares that are exercisable within 60 days of December 31, 2000.

(6)
Includes options to purchase an aggregate of 162,944 shares that are exercisable within 60 days of December 31, 2000 held by executive officers and directors of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    No incorporation by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as part of this Form 10-K:

    (a)(1)  Financial Statements.  The following Financial Statements of Southwall Technologies Inc. are filed as part of this Form 10-K:

  (a)(2)  Financial Statement Schedule.

  Valuation and qualifying accounts and reserves

Description	Balance at Beginning of Year	Additions		Deductions		Balance at End of Year
December 31, 2000
Inventory reserves	$1,182	$2,098		$1,862	(2)	$1,418
Allowance for Bad Debts	875	737		972	(2)	640
Reserve for warranty and sales returns	1,174	3,008	(1)	2,279	(2)	1,903
December 31, 1999
Inventory reserves	2,257	1,699		2,774		1,182
Allowance for Bad Debts	845	320		290		875
Reserve for warranty and sales returns	2,858	2,017		3,701		1,174

Notes:

(1)
Charged against revenue.

(2)
Reserves utilized during the year.

  (a)(3)  Exhibits.

  Reference is made to the Exhibit Index on pages 66 through 69 of this Form 10-K.

  (b)    Reports on Form 8-K.

  No reports on Form 8-K were filed during the quarter ended December 31, 2000.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of
Southwall Technologies, Inc.

    Our audits of the consolidated financial statements referred to in our report dated March 23, 2001 appearing in the 2000 Annual Report to Shareholders of Southwall Technologies (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also includes an audit of the financial statement schedule listed in Item 14(a)(2) of this form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
San Jose, California
March 23, 2001

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of April 2001.

SOUTHWALL TECHNOLOGIES INC.
By:	/s/ THOMAS G. HOOD Thomas G. Hood President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of April 9, 2001.

Signature	Title

/s/ JOSEPH B. REAGAN (Joseph B. Reagan)	Chairman, Board of Directors
/s/ THOMAS G. HOOD (Thomas G. Hood)	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ BRUCE J. ALEXANDER (Bruce J. Alexander)	Director
/s/ TADAHIRO MURAKAMI (Tadahiro Murakami)	Director
/s/ WALTER C. SEDGWICK (Walter C. Sedgwick)	Director
/s/ ROBERT C. STEMPEL (Robert C. Stempel)	Director
/s/ ROBERT R. FREEMAN (Robert R. Freeman)	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of Southwall Technologies Inc.
3.2(1)	By-laws of the Company.
10.4(1)	The Company's Management Incentive Plan.
10.23(1)	Agreement, dated January 31, 1984, between the Company and Mitsui Toatsu Chemicals, Inc. ("Mitsui"), as amended (with certain confidential information deleted therefrom and filed separately).
10.35(1)	Lease Agreement for the facilities at 3941 East Bayshore Road, dated March 20, 1979, between the Company and Straube Associates, Inc.
10.35.1(15)	Lease Agreement for the facilities at 3941 East Bayshore Road, dated October 7, 1999, between the Company and Straube Associates, Inc.
10.36(1)	Lease Agreement for the facilities at 3961 East Bayshore Road, dated March 20, 1979, between the Company and Allan F. Brown and Robert V. Brown.
10.36.1(15)	Amendment, dated October 12, 1999, between the Company and Brown Investment Company to the Lease Agreement for the facilities at 3961 East Bayshore Road, dated March 20, 1979, between the Company and Allan F. Brown and Robert V. Brown.
10.42(1)	Form of Indemnity Agreement, dated April 21, 1987, between the Company and each of its officers and directors.
10.52(2)	Marketing and Distribution Agreement dated as of May 20, 1988, among Mitsui, Marubeni Corporation ("Marubeni") and the Company, as amended.
10.58(2)	Employee Stock Purchase Plan, as amended.
10.59(3)	Lease Agreement for the facilities at 3969-3975 East Bayshore Road, Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.
10.59.1(17)	Amendment, effective January 1, 2000, between the Company and Judd Properties, LLC to the Lease Agreement for the facilities at 3969-3975 East Bayshore Road, Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.
10.60(3)	Lease Agreements for the facilities at 3977-3995 East Bayshore Road, Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.
10.60.1(15)	Amendment, effective January 1, 2000, between the Company and Judd Properties, LLC to the Lease Agreements for the facilities at 3977-3995 East Bayshore Road, Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.
10.69(4)	Lease Agreement for the facilities at 1029 Corporation Way, Palo Alto, California, dated April 27, 1989, between the Company and C&J Development, as amended.
10.71(5)	Lease Agreement for the facilities at 3780 Fabian Way, Palo Alto, California, dated June 11, 1990, between the Company and The Fabian Building.
10.72(5)	License Agreement between Mitsui and the Company, dated January 30, 1991.
10.77(8)	Fourth Amendment, dated March 3, 1993, between the Company and C&J Development to the Lease for the facilities at 1029 Corporate Way. Original lease filed as Exhibit No. 10.69 above.
10.78(6)	Amendment to property lease dated February 2, 1994 to extend lease period on building at 3961 E. Bayshore Road, Palo Alto, California. Original lease filed as Exhibit No. 10.36 above.
10.79(6)	Amendment to property lease dated April 4, 1994 to extend lease period on building at 3941 E. Bayshore Road, Palo Alto, California. Original lease filed as Exhibit No. 10.35 above.
10.80(7)	Lease Agreement between Frank Gant, as Lessor, and the Company, as Lessee, effective September 1, 1994.

10.84(10)	Lease Agreement between Chamberlain Development, L.L.C., as Lessor and the Company, as Lessee, effective May 1, 1997.
10.87(10)	Loan and security agreement dated as of December 3, 1996, between the Company as debtor and CIT Group/Equipment Financing, Inc.
10.88(11)	Basic Agreement dated April 9, 1997, for the sale of 667,000 shares of the Company's common stock to Teijin Limited, a Japanese corporation, and for mutually beneficial cooperation and collaboration between Teijin and the Company.
10.89(11)	Credit Agreement dated May 6, 1997, between Sanwa Bank, Limited and the Company.
10.90(11)	Reimbursement and Security Agreement dated May 6, 1997, between Teijin Limited, a Japanese corporation, and the Company.
10.91(11)	Promissory Note, dated May 6, 1997, obligating the Company to Sanwa Bank, Limited, in the amount of $10 million.
10.92(12)	The Company's 1997 Stock Incentive Plan.
10.93(13)	The Company's 1997 Employee Stock Purchase Plan.
10.94(18)*	The Company's October 22, 1999 Severance Policy in the Event of a Merger.
10.95	Amendment to property lease, dated August 22, 1996, to increase rent on building located at 8175 South Hardy Drive, Tempe, Arizona effective December 1, 2000. Original Lease was filed as Exhibit 10.84(12) above.
21(14)	List of Subsidiaries of the Company.
23.1	Consent of Independent Accountants.
23.2*	Opinion of Choate, Hall & Stewart (See Exhibit No. 5.1 above).

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

(16)
Filed as an exhibit to the Form 10-K Annual Report 1998, filed with the Commission on March 31, 1999.

(17)
Filed as an exhibit to the Form 10-K Annual Report 1999, filed with the Commission on April 6, 2000.

(18)
Filed as an exhibit to the Form 10-K Annual Report 2000, filed with the Commission on April 9, 2001.

QuickLinks

PART I
  ITEM 1 BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K