Form 10-K405/A
period 2000-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2001-04-11
CIK 813619

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

This Form 10-K/A is being filed to amend the Form 10-K filed by the Company on April 9, 2001, to correct an error on the cover page. This Form 10-K/A amends the cover page to correctly indicate that the Company has filed all reports under the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to the filing requirements for the past 90 days. This Form 10-K/A makes no other changes to the original Form 10-K.

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

PricewaterhouseCoopers LLP
San Jose, California
March 23, 2001

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 11th day of April 2001.

SOUTHWALL TECHNOLOGIES INC.
By:	/s/ THOMAS G. HOOD Thomas G. Hood President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of April 11, 2001.

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