Form 10-Q
period 2001-04-01
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2001-05-16
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended April 1, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission File Number: 0-15930

___________

SOUTHWALL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2551470 (I.R.S. Employer Identification Number)
1029 Corporation Way, Palo Alto, California (Address of principal executive offices)	94303 (Zip Code)

Registrant's telephone number, including area code: (650) 962-9111

___________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          As of May 10, 2001 there were 8,173,543 shares of the Registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.
INDEX

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1–Financial Statements:

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 1, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$218	$61
Restricted cash	549	1,849
Accounts Receivable, net of allowance for bad debts of $576 and $640	9,638	13,317
Inventories, net	9,277	10,174
Other current assets	2,311	2,008
Total current assets	$21,993	$27,409

Property, plant and equipment, net	48,876	49,884
Other assets	3,180	3,169
Total assets	$74,049	$80,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit	$7,306	$8,719
Accounts payable	14,047	16,857
Accrued compensation	1,400	1,915
Other accrued liabilities	5,607	4,551
Government grants advanced (Note 6)	1,007	1,085
Current portion long-term debt (Note 5)	6,276	5,806
Long-term debt reclassified to current (Note 5)	18,943	20,624
Total current liabilities	54,586	59,557

Long-term debt (Note 5)	-	-
Other	761	767
Total liabilities	55,347	60,324
Commitment and Contingencies (Note 8)

Stockholders' equity:
Common stock, $0.001 par value, 20,000 shares authorized; issued and outstanding 7,889 and 7,889	8	8
Capital in excess of par value	51,690	51,764
Less cost of treasury stock, 138 and 166 shares outstanding	(693)	(839)
Notes receivable	(107)	(99)
Other Comprehensive Income
Translation loss on subsidiary	(520)	(151)
Accumulated deficit	(31,676)	(30,545)
Total stockholders' equity	18,702	20,138
Total liabilities and stockholders' equity	$74,049	$80,462

See accompanying notes to consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2001	April 2, 2000

Net revenues	$17,713	$17,109

Costs and expenses
Cost of sales	14,849	14,783
Research and development	1,425	1,511
Selling, general and administrative	2,656	1,992
Total costs and expenses	18,930	18,286

Income (loss) from operations	(1,217)	(1,177)

Interest (expense), net	(757)	(413)

Other income (expense, net)	864	(57)

Income (loss) before provision for income taxes	(1,110)	(1,647)

Provision for income taxes	21	36

Net income (loss)	($1,131)	($1,683)

Net income (loss) per share:
Basic	($0.15)	($0.22)
Diluted	($0.15)	($0.22)

Weighted average shares of common stock and dilutive common stock equivalents:
Basic	7,743	7,567
Diluted	7,743	7,567

See accompanying notes to consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended,
	April 1, 2001	April 2, 2000

Cash flows provided by (used in) operating activities:
Net (loss)	($1,131)	($1,683)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation and amortization	1,382	1,123
Decrease (increase) in accounts receivable, net	3,678	(3,165)
Decrease (increase) in inventories, net	897	(1,843)
Decrease (increase) in other current and non-current assets	(329)	(66)
Increase (decrease) in accounts payable, and accrued liabilities	(2,275)	2,760

Cash provided by (used in) operating activities	2,222	(2,874)

Cash flows from investing activities:

(Increase) decrease in restricted cash	1,300	69
Expenditures for property, plant and equipment and other assets	(360)	(4,280)

Net cash provided by (used in) investing activities	940	(4,211)

Cash flows from financing activities:

Proceeds from borrowings	-	5,795
Principal payments on borrowings	(2,624)	(1,073)
Repayment (net increase) of stockholder's note receivable	(7)	309
Issuance of common stock upon exercise of stock options, net	(74)	-
Issuance (purchase) of treasury stock, net	146	284
Net cash provided by (used in) financing activities	(2,559)	5,315
Foreign exchange fluctuation	(446)	-

Net increase (decrease) in cash and cash equivalents	157	(1,770)
Cash and cash equivalents, beginning of year	61	1,772

Cash and cash equivalents, end of period	$218	$2

See accompanying notes to consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands) (Unaudited)

Note 1–Interim Period Reporting:

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

             Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements contained in the Company's Form 10-K\A for the year ended December 31, 2000 filed on April 11, 2001. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

Note 2–Balance Sheet:

Restricted Cash

             Restricted cash consists of the unapplied portion of grants received from the German government to co-finance the costs of the construction of the Company's German facility. In the event the Company fails to meet certain conditions related to the grants, the German government has the right to reclaim the grant. (See Note 6)

Inventories, net

             Inventories are stated at the lower of cost (determined by the first-in- first-out method) or market. Inventories consisted of the following:

	April 1, 2001	December 31, 2000

Raw Materials	$4,050	$4,394
Work-in-process	4,190	4,799
Finished goods	1,037	981
Total Inventories	$9,277	$10,174

Note 3–Net income (loss) per share:

             Basic net income (loss) per share is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share uses the average market prices during the period. During each of the periods presented there were no differences between the denominators used for calculation of basic and diluted net income (loss) per share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents in the periods when there is net income is attributable to the effect of dilutive stock options. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would be anti-dilutive. Stock options aggregating 166 thousand shares at April 1, 2001 were not included in the computations of net loss for the first quarter of 2001 because the effect on the calculation would be anti-dilutive.

Note 4–Financing Line of Credit:

             The Company has a $10 million receivable financing line of credit with a bank. Availability under the line of credit is based on 80% of the approved account receivable balance and bears a finance fee of 0.88% per month of the average daily account balance outstanding during the settlement period. In connection with the line of credit, the Company has granted the bank, a continuing lien upon and security interest in, and right of set off with respect to all of the Company's rights, title and interest in all accounts receivable, inventory, monies, remittances and fixed assets. There was $7.3 million of borrowings outstanding under this line of credit at April 1, 2001. (See Note 9–Going Concern and Loan Covenants)

Note 5–Long-term debt:

             The Company's long-term debt consisted of the following at April 1, 2001:

Description	Rate	Maturity	Balance at April 1, 2001	Annual Principal Amortization	Start Date
Financing Line of Credit			$7,306

Long-term debt
Promissory note dated May 6, 1997	LIBOR +.4375	(1)	10,000	$2,500	May 2001
Sales-leaseback agreement dated July 19, 1999	13.0%	(2)	2,321	711	April 2000
Sales-leaseback agreement dated October 19, 1999	13.0%	(3)	2,446	1,374	March 2000
German bank loan dated May 12, 1999	6.1%	(4)	2,607	223	March 2001
German bank loan dated May 28, 1999	7.1%	(5)	2,185	-	December 2009
German bank loan dated May 28, 1999	3.8%	(6)	1,373	125	March 2001
German bank loan dated December 1, 1999	7.2%	(7)	1,855	52	December 2001
German bank loan dated August 14, 1999	5.8%	(8)	1,475	-	June 2009
German bank loan dated June 29, 2000	5.8%	(9)	492	115	June 2001
German bank loan dated July 20, 2000	7.1%	(10)	447	112	June 2001
Other equipment financings			18	4
Total long-term debt			25,219	5,216
Less current portion			6,276
Less long-term portion-reclassified to current (11)			18,943
Long-Term Debt			($0)

             The promissory note dated May 6, 1997 is payable to Sanwa Bank. The note payments are guaranteed by Teijin Limited in Japan (Teijin), a stockholder and supplier of the Company. The Teijin guarantee is collateralized by certain equipment located in the Company's Tempe manufacturing facility and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 0.4375% (6.1313% and 7.7856% at April 2, 2000 and April 1, 2001 respectively). The Company is also subject to certain financial covenants. A loan guarantee service fee is payable to Teijin semi-annually on the outstanding balance at the rate of 0.5625%. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual principal installments plus interest for the remaining three and one half year term. The scheduled principal payments for 2001 are $2.5 million. Teijin also received warrants in 1997 to purchase 158,000 shares of the Company's common stock at $9 per share. These warrants were not exercised and expired on May 30, 2000. At April 1, 2001 the Company was not in compliance with certain of the financial covenants with Teijin, the guarantor, pertaining to this promissory note. The Company received a waiver from Teijin through October 1, 2001. Teijin did not agree to extend the waiver beyond this date. Accordingly, the Company has reclassified the balance from long-term debt to current liabilities in the balance sheet. (See Note 9 - GOING CONCERN AND LOAN COVENANTS)

             During 1999, the Company entered into two equipment sale-leaseback agreements with a leasing company ("Lessor"). Because the Company has an option to purchase the equipment at a price to be determined between the Company and the Lessor at the end of the lease period, the sale-leaseback agreements have been treated as financing. One lease agreement has a lease term of three years and the other lease agreement has an initial lease term of two years with an option to extend it for an additional year. At April 1, 2001, the Company had a total of $4.4 outstanding and due under these leases. The leases are collateralized by the leased equipment and certain other production equipment of the Company. The effective interest rate of both leases is approximately 13% per annum and they are repayable over their lease term commencing in May 2000. Additionally, the Company has provided the Lessor an irrevocable standby letter of credit in the amount of $0.5 million to collateralize all of the Company's obligations under these agreements. The letter of credit shall not expire before January 1, 2002. In addition, $1 million of the amounts due from the Lessor was not funded, but will be released upon the Company satisfying certain financial conditions. Due to the uncertainty of compliance with these financial conditions, the Company has classified this amount under non-current "Other Assets." However, the amount payable to the Lessor under the capitalized leases includes the unfunded amount of $1.0 million. (See Note 9—GOING CONCERN AND LOAN COVENANTS)

             On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $2.9 million (DM 6.0 million). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by the German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in Deutschemarks after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum for the first five years, and will be adjusted to the prevailing rate at the end of the fifth year. At April 1, 2001, the amount due under this bank loan is $2.6 million. (See Note 9 - ADJUSTED CONCERN AND LOAN COVENANTS)

             On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds are available in three tranches, and shall be used solely for the purpose of capital investment by the German subsidiary. The first tranche provides for borrowings of $2.2 million (DM 4.89 million) for a term of twenty years. The principal is repayable after ten years in ten equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years. At April 1, 2001, the amount due is $2.2 million. The second tranche provides for borrowings of $1.5 million (DM 3.35 million) for a term of seven years and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bears fixed interest at 3.75% per annum for the period of seven years. At April 1, 2001, the amount due is $1.4 million. The third tranche, dated December 1, 1999, provides for borrowings of $1.87 million (EURO 2.121 million) for a term of ten years, and the principal is repayable after one year, in thirty six equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the first five years. At April 1, 2001, the amount due is $1.9 million. All of the proceeds from the loans were received during 1999. (See Note 9 - GOING CONCERN AND LOAN COVENANTS)

             On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $1.7 million (DM 3.3 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in Deutschemarks. 50% of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Other Assets." At April 1, 2001, the amount due under this bank loan is $1.5 million (See Note 9 - GOING CONCERN AND LOAN COVENANTS)

             On June 29, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to $481 (DM 1.0 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 7.10% per annum. The interest is payable quarterly in Deutschemarks. At April 1, 2001, the amount due under this bank loan is $0.5 million. (See Note 9 - GOING CONCERN AND LOAN COVENANTS)

             On July 20, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to $480 (EU 511). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 7.10% per annum. The interest is payable quarterly in EURO dollars. At April 1, 2001, the amount due under this bank loan is $0.4 million. (See Note 9 - GOING CONCERN AND LOAN COVENANTS)

             The preceding German bank loans are collateralized by the production equipment, building and land owned by the German subsidiary.

             Other long-term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

Scheduled principal reductions of long-term debt for the next five years and thereafter, are as follows:

Year	Amount
2001	$5,216
2002	5,607
2003	4,218
2004	3,343
2005	754
Thereafter	6,081
Total	$25,219

             The Company incurred total interest expense of $0.80 million and $1.15 million in the first quarter of 2001 and 2000, respectively. Of these amounts, the Company capitalized $0.04 and $0.74 million in the first quarter of 2001 and 2000 respectively as part of the costs related to the construction of new production machines and facilities.

Note 6–Government Grant:

             The Company has an agreement to receive a grant award (the "Grant"), which was approved by the State Government of Saxony in Germany (the "Grantor") in May 1999. The agreement provides for investment grants to a maximum amount of $9.9 million (DM 20.3 million). As of April 1, 2001, the Company had received approximately $4.9 million (DM 9.7 million) under this Grant and accounted for the Grant by applying the proceeds received against the cost of the German manufacturing facility. During 2000, the Company also received $1.0 million (DM 2.1 million) in investment allowances from the German government and those proceeds were applied against the cost of the German manufacturing facility. The Company expects to receive an additional $1.0 million in investment allowances from the German government in 2001. Those funds will also be applied against the cost of the German manufacturing facility. Additionally, the Company has received $1.0 million of government grants that have been recorded as an advance until the Company earns the grant through future expenditures.  The Company's total investment in the German operations, net of government grants, at April 1, 2001, was DM 32.4 million.

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

             d)          The project must create at least 143 permanent jobs and 7 apprenticeships by March 14, 2002.

In the event that the Company fails to meet the above requirements, the Grantor has the right to reclaim the Grant. The Company does not currently have financing in place to purchase a third machine in Germany and it has postponed the placing of this order until financing can be secured. Presently, the Company can not determine the ultimate total investment that will be made in the German facility and is in the process of reviewing the total investment and timing thereof with the grantor.  The Company is unable to determine the outcome of discussions with the Saxony government, and the impact, if any, on the Company's obligations under the grant.

             The Company is eligible for additional investment allowances calculated based on the capital investment of $39.2 million (DM 80.3 million) amounting to $3.7 million (DM 7.7 million), subject to European Union regulatory approval.

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

Note 7–Segment Reporting:

             In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise" replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position or the segments reported in 1997. The Company is organized on the basis of products and services. The Company considers itself to operate in one segment which is in the advanced film coatings.  The Company derives revenue from three sources. The total net revenues from the three sources, Electronic Display, Automotive Glass and Architectural product lines, were as follows:

	Three Months Ended
	April 1, 2001	April 2, 2000

Electronic display	$6,724	$8,277
Automotive glass	8,007	4,956
Architectural	2,982	3,876
Total net revenues	$17,713	$17,109

The following is a summary of net revenues by geographic area for the first quarter of 2001 and 2000 respectively.

	Three Months Ended
	April 1, 2001	April 2, 2000
United States	$3,211	$2,846
South America	136	233
Pacific Rim	1,972	2,511
Japan	4,989	6,374
Europe	7,295	5,105
Canada	110	40
Total net revenues	$17,713	$17,109

Note 8–Contingencies:

             The company is a defendant in an action filed on April 5, 1996, Four Seasons Solar Products Corp vs. Black & Decker, Bostik, Inc. and Southwall Technologies, Inc., No. 5 CV 1695, pending in the United States District Court for the Eastern District of New York. Plaintiff is a manufacturer of insulated glass units which incorporate the Company's Heat Mirror® film. Plaintiff alleges that a sealant provided by  co-defendant is defective, asserts causes of action for breach of contract, unfair competition, and fraudulent concealment, and seeks monetary damages of approximately $36.0 million for past and future replacement costs, loss of customer goodwill, and punitive damages against all defendants. The Company has filed a motion to dismiss. The Court has dismissed the unfair competition and fraudulent concealment claims against the Company.  It still has under advisement the Company's motion to dismiss the breach of contract claim. The Company believes the claim to be without merit and will vigorously defend the action, should the breach of contract claim survive the motion to dismiss.

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

             In August 2000, the Company, its Chief Executive Officer, Thomas G. Hood, and former Chief Financial Officer, Bill R. Finley, have been named as defendants in seven lawsuits, all filed in the United States District Court for the Northern District of California (Docket Nos: C-00-2792-MMC; C-00-2795-BZ; C-00-2834-SC; C-00-20856-EAI; C-00-3007-EDL; C-00-3027-JCS; and C-00-3079-MMC) (the "Actions") all alleging violations of the federal securities laws. Each of the plaintiffs in the Actions alleges that he purchased shares of the Company's common stock and seeks to represent a class of shareholders who purchased shares during the period April 26, 2000 through August 1, 2000, such dates constituting the period from the Company's release of its financial results for the first quarter of FY 2000, to the date that it issued its press release announcing that it would be restating its financial statements for that quarter. The substantive allegations in each of the Actions are essentially the same, i.e., that the defendants knew, or were reckless in not knowing, that the Company's first quarter financial statements were in error and violated Generally Accepted Accounting Principles, and that as a result the putative class members purchased stock at artificially inflated prices and were damaged.  The Company believes the Actions to be wholly without merit.  Nonetheless, the Company has engaged in preliminary discussions with the plaintiffs with a view towards possible resolution of the Actions. Unless these discussions result in resolution, the Company intends to defend the claims vigorously.

             In October 2000, the Company was served with a complaint entitled Hurd Millwork, Inc. v. Southwall Technologies, Inc., et. al., United States District Court, Northern District of California, Case No. C00-3820 (CRB). Hurd is a manufacturer of insulated glass units which incorporate Heat Mirror® film. Hurd alleges that various failures and deficiencies associated with the insulated glass units give rise to warranty and other consumer claims. Hurd is seeking monetary damages for past and future replacement costs, litigation expenses, and punitive damages. The complaint alleges $32 million in damages and $25 million in restitution. The Company believes Hurd's action to be without merit and intends to strenuously defend against it.

             In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business or its consolidated financial position or results of operations.

Note 9–Going Concern and Loan Covenants

 Loan Covenants

             Pursuant to the guaranty, the German bank loans, and lease agreements listed above, and related terms, conditions and covenants the Company requested waivers from Teijin, Limited, the German banks and the leasing company as discussed below, related to the Company's default, or event of default pursuant to these respective agreements or otherwise arising in connection with the Company's requirement to restate prior financial periods, the financial position of the Company reflected in such restated financial statements, the Company's failure to file its Form 10-Q for the second quarter of 2000 in a timely manner and trading halts or other actions taken or threatened to be taken by NASDAQ, or any law suits filed or threatened to be filed in connection with such restatements or late filings.

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

Note 10-Subsequent Events

On April 23, 2001, the Company issued to GMX Associates, a Singapore company, 422,119 restricted shares of the Company's common stock for $1.0 million in cash.  Net sales to GMX were $0.7 million and $0.6 million for the quarter ended April 1, 2001 and April 2, 2000 respectively. At April 1, 2001, the Company had a total outstanding accounts receivable with GMX in the amount of $0.6 million.

Item 2–Management's Discussion and Analysis of Financial Condition and Results of Operations:

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

             In 1996, we realized our first material revenue from the electronic display and automotive markets. For the three months ended April 1, 2001 the automotive sector account for 45% of our revenues, with the electronic display products contributing 38% of our revenues. We expect most of our revenue growth to come from the electronic display and automotive markets.

             Several factors affect our gross margins, including manufacturing efficiencies, product mix, product differentiation, inventory management, volume pricing, and the start-up of equipment and new plants. Over the past several years, each of these factors has contributed to margin volatility as we have added new capacity to meet the demand of our electronics and automotive markets.

Three Months Ended April 2, 2000 Compared with Three Months Ended April 1,  2001

Net revenues

             Net revenues increased by $0.6 million, or 3.5%, from $17.1 million for the first quarter of 2000 to $17.7 million for the first quarter of 2001. Sales to the Automotive market increased by $3.0 million, or 60.0%, from $5.0 million for the first quarter of 2000 to $8.0 million for the first quarter of 2001. In the first quarter of 2001, the Company realized revenues of $2.0 million from its German operations, which began limited production of commercial product in December 2000.  Sales to the Electronic Display market decreased by $1.6 million, or 19.3%, from $8.3 million for the first quarter of 2000 to $6.7 million for the first quarter of 2001. The decrease was the result of a worldwide slowdown in sales of personal computers. Sales to the Architectural market decreased $0.9 million, or 23.1%,  from $3.9 million for the first quarter of 2000 to $3.0 million for the first quarter of 2001. The decrease was primarily the result of the loss of a North American manufacturer that represented approximately 6% of the Company’s Heat Mirror sales.

Cost and expenses

 Cost of sales.  Cost of sales expense consists primarily of materials, production labor and machine overhead. Cost of sales remained essentially flat in the first quarter of 2001, at $14.8 million, when compared to the first quarter of 2000. As a percentage of net revenues, cost of sales decreased from 86.6% of net revenues in the first quarter of 2000, to 83.6% of net revenues in the similar period of 2001. The higher costs in 2000, as a percentage of revenues, was due to greater start-up costs in the Company's Tempe and German operations, and higher display revenues, which yield lower margins as a result of outside processing costs.

 Research and development expenses.  Research and development spending decreased $0.1 million, or 6.7%,  from $1.5 million in the first quarter of 2000 to $1.4 million in the first quarter of 2001. Research and development expenses decreased from 8.8% of net revenues for the first quarter of 2000, to 7.9% of net revenues for the similar period in 2001, principally due to cost control measures introduced by the Company.

 Selling, general and administrative expenses.  Selling, general and administrative expenses normally consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. These expenses increased $0.7 million, or 35.0%, from $2.0 million in the first quarter of 2000 to $2.7 million in the first quarter of 2001. Selling, general and administrative expenses increased from 11.7% of net revenues for the first quarter of 2000 to 15.3% of net revenues for the similar period of 2001. The increase in the first quarter 2001, over last year, was due to higher personnel costs in the Company’s German operations and higher consulting costs.

Income (loss) from operations

             Loss from operations was $1.2 million for the first quarter of 2000 compared to a loss of  $1.2 million for the first quarter of 2001 due to profitable operations of the German operations, offset by increased reserves for product returns and doubtful accounts, and severance payments resulting from the reduction in force of the Tempe and Palo Alto operations.

Interest (expense), net

             The Company incurred interest expense on borrowings of $0.80 million and $1.15 million in the first quarter of 2001 and 2000, respectively, and capitalized interest incurred in connection with construction in process of $0.04 million and $0.74 million in the first quarter of 2001 and 2000, respectively. The increase in interest expense principally results from completion of construction in process related to the German and Tempe plants in late 2000.

Other income (expense), net

Other income (expense), net includes rental income, interest income, and foreign exchange transaction gains and losses. The Company recorded other income of $0.86 million in the quarter ended April 1, 2001 compared with other expense of $0.06 million in the corresponding 2000 period, principally due to foreign exchange gains. Certain transactions with foreign suppliers are denominated in foreign currencies rather than U.S. dollars. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.

Income (loss) before provision for income taxes

             The Company reported a pre-tax loss of $1.7 million for the first quarter of 2000, compared to a pre-tax loss of $1.1 million for the corresponding period in 2001 due to the additional revenue generated by the Company's German operations and foreign currency gains. Liquidity and Capital Resources

Capital expenditures

             Since 1998, we have used borrowings, German government grants and cash from operations to fund our capital expenditures, and working capital requirements have been funded using lines of credit. During 1999, we invested approximately $24.0 million in capital expenditures, including approximately $13.5 million of progress payments for our new manufacturing facility and first production machine (PM8) in Germany, approximately $7.5 million for two new production machines (PM6 and PM7) and leasehold improvements for our Tempe facility, and approximately $2.5 million for the upgrade of two production machines (PM1 and PM2) in Palo Alto. These investments were financed by $13.6 million of short and long-term debt, $4.9 million in German government grants, $4.5 million of cash from operations, and cash on hand. The German government grants subject us to a number of covenants (See Note 5 to Notes to Consolidated Financial Statements.).

             We spent approximately $12.9 million for capital expenditures in 2000, of which $7.0 million represented final progress payments on our two new production machines (PM8 and PM9) in Germany and the completion of our German facility. We financed our capital expenditures in Germany primarily through the receipt of $4.0 million of additional bank loans and $1.0 million of subsidies from the German government and the release of $2.6 million of cash restricted by the German government to use in financing the completion of our German facility. The German government may reclaim the grants if we fail to meet any of the covenants (See Note 5 to Notes of the Consolidated Financial Statements.). In 2000, the Company invested approximately $9.8 million in its German facility including the above described progress payments. We invested an additional $3.1 million in our Tempe and Palo Alto operations for leasehold improvements, computer equipment and improvements on our production machines.

             In the first quarter of 2000, our second machine at Tempe (PM6) began to produce limited amounts of film for commercial use. An additional machine (PM7) was delivered to Tempe in the third quarter of 2000. Additionally, we took possession of our new facility in Germany in May 2000, where PM8 was installed in the third quarter and the PM9 installation will be completed in 2001. PM8 commenced production of commercial product in December, and we expect PM9 to commence commercial production in the second quarter of 2001. The remaining installments on the machines will be paid from committed German bank loans. The Company does not currently have financing in place to purchase a third machine in Germany and it has postponed the placing of this order until financing can be secured. Presently, the Company can not determine the ultimate total investment that will be made in the German facility and is in the process of reviewing the total investment and timing thereof with the Saxony government.  The Company is unable to determine the outcome of discussions with the Saxony government, and the impact, if any, on the Company's obligations under the grant.

             In the first quarter of 2001, the Company spent approximately $0.4 million in capital expenditures, primarily in its German operations. The expenditures were incurred on PM8 and to complete the certification of PM9. In 2001, the Company’s capital expenditures are expected to be less than $4.0 million, and the expenditures will be used to expand production capacity, acquire personal computers for additional employees and upgrade its computer network

Liquidity

             Operating activities used $2.9 million during the first quarter of 2000, but generated $2.2 million in net cash during the first quarter of 2001.  Included in capital lease obligations on the balance sheets is $1.0 million of proceeds from a sale-leaseback transaction in 1999.  This amount was withheld by the lessor and classified in "Other assets", and will not be released until the Company meets certain financial covenants. Furthermore, 50% of the proceeds from a $1.6 million loan from a German bank are restricted in an escrow account for the duration of the loan period and are classified in "Other assets." The Company has reclassified to "Restricted cash" that portion of cash,  $0.5 million, that is restricted to payments for the facility in Germany.

             The following table sets forth the material terms of our short and long- term indebtedness at April 1, 2001:

Description	Rate	Maturity	Balance at April 1, 2001	Annual Principal Amortization	Start Date
			$7,306

Long-term debt
Promissory note dated May 6, 1997	LIBOR +.4375	(1)	10,000	$2,500	May 2001
Sales-leaseback agreement dated July 19, 1999	13.0%	(2)	2,321	711	April 2000
Sales-leaseback agreement dated October 19, 1999	13.0%	(3)	2,446	1,374	March 2000
German bank loan dated May 12, 1999	6.1%	(4)	2,607	223	March 2001
German bank loan dated May 28, 1999	7.1%	(5)	2,185	-	December 2009
German bank loan dated May 28, 1999	3.8%	(6)	1,373	125	March 2001
German bank loan dated December 1, 1999	7.2%	(7)	1,855	52	December 2001
German bank loan dated August 14, 1999	5.8%	(8)	1,475	-	June 2009
German bank loan dated June 29, 2000	5.8%	(9)	492	115	June 2001
German bank loan dated July 20, 2000	7.1%	(10)	447	112	June 2001
Other equipment financings			18	4
Total long-term debt			25,219	5,216
Less current portion			6,276
Less long-term portion-reclassified to current (11)			18,943
Long-Term Debt			($0)

(1)	We are required to make equal semi-annual repayments from May 2001 through November 2004.
(2)	We are required to make equal monthly principal payments over the 36-month term of this financing.
(3)	We are required to make equal monthly principal payments over the 24-month term of this financing.
(4)	We are required to make equal quarterly principal payments over the 9-year repayment term of this financing starting March 31, 2001.
(5)	We are required to make equal semi-annual principal payments for ten years from December 2009 through June 2019.
(6)	We are required to make semi-annual principal payments for six years from March 2001 through September 2006.
(7)	We are required to make equal quarterly principal payments for nine years from December 2001 through September 2010.
(8)	We are required to make one principal payment on June 2009.
(9)	We are required to make equal quarterly principal payments for three years from April 2001 through June 2005.
(10)	We are required to make equal quarterly principal payments for three years from June 2001 through April 2004.
(11)	Represents the portion of long-term debt that has been reclassified into current liabilities as a result of lenders not granting waivers or failure to meet certain covenants.

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

             The promissory note dated May 6, 1997 is payable to a bank and guaranteed by Teijin Limited, a stockholder and one of our suppliers. The Teijin guarantee is collateralized by certain equipment in the Company's Tempe manufacturing facility, and our inventory to the extent necessary to cover 120% of the outstanding loan balance based on the net book value of the inventory. The guarantee subjects us to certain financial and other covenants, including covenants relating to our tangible net worth, our debt to tangible net worth, profitability, and the ratio of our cash, cash equivalents and short term investments to our total current liabilities. At December 31, 2000, we were not in compliance with the financial covenants relating to our minimum net worth, the ratio of our debt to equity, the ratio of our cash, cash equivalents and short-term investments to current liabilities, and the requirement that Company be profitable. The Company received a waiver for failure to comply with these covenants through October 1, 2001. Teijin did not extend the waiver. Accordingly, the Company has reclassified the long-term balance from long-term debt to current liabilities in the balance sheet. The Company is obligated to make two principal payments of $1.25 million each in May and November, 2001. The Company will also make principal payments of $2.5 million each in 2002, 2003 and 2004.

             We have provided the lessor under our sales-leaseback financings a $0.5 million irrevocable standby letter of credit to collateralize our obligations under the sales-leaseback agreements. The letter of credit will not expire before January 1, 2002. In addition, $1.0 million of the amount to be received from the lessor was withheld pending our meeting certain financial conditions.

Loan Covenants

             Pursuant to the guaranty, the German bank loans, and lease agreements listed above, and related terms, conditions and covenants the Company requested waivers from Teijin, Limited, the German banks and the leasing company as discussed below, related to the Company's default, or event of default pursuant to these respective agreements or otherwise arising in connection with the Company's requirement to restate prior financial periods, the financial position of the Company reflected in such restated financial statements, the Company's failure to file its Form 10-Q for the second quarter of 2000 in a timely manner and trading halts or other actions taken or threatened to be taken by NASDAQ, or any law suits filed or threatened to be filed in connection with such restatements or late filings.

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

Item 3–Quantitative and Qualitative Disclosures about Market Risk

             The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

             FINANCING RISK.  The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's term loans which are tied to the London Interbank Offered Rate ("LIBOR") and bank line of credit which is tied to the prime rate. The Company's German subsidiary also has several fixed-rate term loans that are denominated and repayable in Deutschemarks. Fluctuations in interest rates may adversely impact the interest expense expected for the Company. At April 1, 2001, the Company had one loan with a variable interest rate. The effect of a 10% increase in the interest rate for this loan would have an adverse impact of less than ($0.1) million. The effect of interest rate fluctuations on the Company during the first quarter of 2001 was not material.

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

             FOREIGN CURRENCY RISK.  International revenues amounted to 82% of the Company's total sales in the first quarter of 2001 and, by policy, the Company limits foreign currency risk by requiring all sales to be denominated in U.S. dollars. Sales from the German subsidiary will likely be denominated in EUROs. Certain purchases of raw materials and services from foreign suppliers are denominated in foreign currencies; the Company does not hedge these transactions. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

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

•            the timing of our recognition of revenues from product orders which can materially affect our operating results on a quarterly basis due to the size of a particular order; and

•            obligations to foreign suppliers denominated in foreign currencies, which are not hedged, exposing us to foreign currency fluctuation risk.

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

             We expanded our manufacturing capacity through the purchase of two new productions machines for our Tempe facility in 1999, one of which began production in the first quarter of 2000 and the other of which is scheduled to begin production in the second half of 2001. The first machine in our new Dresden manufacturing facility began commercial production in the fourth quarter of 2000. We expect the second machine to begin production in the second quarter of 2001. In the past, we have experienced significant problems during the initial phases of operating a new machine. We have taken substantial write-offs of inventory and incurred substantial expenses in connection with the resolution of these problems. If we encounter similar problems with new machines, our production capability and our operating results will suffer.

Our success will depend on our ability to service our borrowings and maintain credit facilities.

             We have financed a large portion of our capital expenditures and working capital requirements through borrowings and expect to continue to do so. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities or to secure additional borrowings. In addition, our current credit facilities contain, and our future credit facilities will contain, financial and operating covenants that will limit our discretion with respect to business matters. Among other things, these covenants will restrict our ability to incur additional indebtedness, create liens or other encumbrances, and make certain payments including dividends and investments. These credit facilities will also contain financial covenants and events of default that could require us to pay off indebtedness before its scheduled maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could adversely affect us. You should read the sections entitled "Loan Covenants"; "Liquidity"; and "Going Concern" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

We depend on a small number of customers for a substantial portion of our sales, and the loss of a large customer could hurt our revenues or operating results.

             Our ten largest customers accounted for approximately 74%, 69% and 85% of net product sales in 1998, 1999 and 2000, respectively. During 2000, our three largest customers were Mitsubishi Electric Corporation, Sekurit St. Gobain and Samsung, each of which accounted for more than 10% of our net product sales. We expect to continue to derive a significant portion of our net product sales from a relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a small number of customers could materially damage our revenue and operating results in any period. In addition, we do not have long-term contracts or purchase orders with many of our customers, and customers may cancel their orders, change production quantities from forecast volumes or delay production for any reason.

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

             We manufacture all of our products using materials procured from third-party suppliers. Certain of these materials are obtained from a limited number of sources. For example, the substrates we use in the manufacture of our Heat Mirror product is only currently available only from one qualified source, Teijin, holder of approximately 8.2% of our common stock. The substrates used in the manufacture of our anti-reflective film is currently available from only two qualified sources, Teijin and Di Nippon Printing. The loss of either of these current sources could adversely affect our ability to meet our scheduled product deliveries to customers. In addition, any interruption in the operations of vendors of certain other materials could also adversely affect our ability to meet our scheduled product deliveries to customers. If we are unable to obtain a sufficient supply of materials from our current sources, we could experience difficulties in obtaining alternative sources quickly or in altering product designs to use alternative materials. In the case of several materials, it takes a great deal of time to qualify new suppliers. Delays or reductions in product shipments could damage our relationships with our customers. Further, a significant increase in the price of one or more of these materials could have a material adverse effect on our operating results.

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

PART II OTHER INFORMATION

Item 1 Legal Proceedings and Other Matters

             Litigation filed against the Company was described under Item 3 in the Company's Form 10-K\A filed on April 11, 2001. Subsequent to such filing, no material developments have occurred with respect to the litigation described therein.

             In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business or its consolidated financial position or results of operations.

Item 2 Changes in Securities

             On April 23, 2001, the Company issued to GMX Associates, a Singapore company,  422,119 restricted shares of the Company’s common stock for $1.0 million in cash in reliance on the exemption to registration provided by Section 4(2) of the Securities Act of 1933 as amended (“the Act”). The securities represented by this transaction have not been registered under the Act, or under the securities laws of any other jurisdictions. The securities are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Act and the applicable state securities laws, pursuant to registration or exemption therefrom.  This investment represents an ownership percentage of 5.2% of the Company.

Item 3 Defaults upon Senior Securities

             Not applicable

Item 4 Submission of Matters to a Vote of Stockholders

             No matters were submitted to a vote of security holders during the quarter ended April 1, 2001.

Item 5 Other Information

             Not applicable

Item 6 Exhibits

             (a)                 Exhibits

             Exhibit         Item
             Number

             10                  GMX Purchase Agreement

             (b)                 Reports on Form 8-K–None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2001 Southwall Technologies Inc.

By:	/s/ Thomas G. Hood
Thomas G. Hood President and Chief Executive Officer

By:	/s/ Robert R. Freeman
Robert R. Freeman Sr. Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

10	GMX Purchase Agreement