Form 10-Q
period 2001-07-01
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2001-08-09
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended July 1, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission File Number: 0-15930

SOUTHWALL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-2551470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1029 Corporation Way, Palo Alto, California	94303
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (650) 962-9111

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

             As of August 3, 2001 there were 8,187,722 shares of the Registrant's Common Stock outstanding

SOUTHWALL TECHNOLOGIES INC.

INDEX

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1–Financial Statements:

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 1, 2001	December 31, 2000

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$558	$61
Restricted cash	391	1,849
Accounts Receivable, net of allowance for bad debts of $469 and $640	12,315	13,317
Inventories, net	6,391	10,174
Other current assets	2,004	2,008

Total current assets	$21,659	$27,409

Property, plant and equipment, net	48,128	49,884
Other assets	3,173	3,169

Total assets	$72,960	$80,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit	$7,247	$8,719
Accounts payable	12,800	16,857
Accrued compensation	2,000	1,915
Other accrued liabilities	5,094	4,551
Government grants advanced	889	1,085
Current portion long-term debt	7,150	5,806
Long-term debt reclassified to current	16,443	20,624

Total current liabilities	51,623	59,557

Other	753	767

Total liabilities	52,376	60,324

Stockholders' equity:
Common stock, $0.001 par value, 20,000 shares authorized; issued and outstanding 8,311 and 7,889	8	8
Capital in excess of par value	52,623	51,764
Less cost of treasury stock, 123 and 166 shares outstanding	(620)	(839)
Notes receivable	(107)	(99)
Other Comprehensive Income
Translation loss on subsidiary	(828)	(151)
Accumulated deficit	(30,492)	(30,545)

Total stockholders' equity	20,584	20,138

Total liabilities and stockholders' equity	$72,960	$80,462

See accompanying notes to consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Net revenues	$21,946	$20,928	$39,659	$38,037

Costs and expenses
Cost of sales	16,320	16,922	31,169	31,705
Research and development	1,184	1,578	2,609	3,089
Selling, general and administrative	3,057	3,102	5,713	5,094
Legal settlement	–	402	–	402

Total costs and expenses	20,561	22,004	39,491	40,290

Income (loss) from operations	1,385	(1,076)	168	(2,253)

Interest (expense), net	(781)	(607)	(1,538)	(1,020)

Other Income (expense), net	500	77	1,364	20

Income (loss) before provision for income taxes	1,104	(1,606)	(6)	(3,253)

Provision for income taxes	(80)	41	(59)	77

Net income (loss)	$1,184	$(1,647)	$53	$(3,330)

Net income (loss) per share:
Basic	$0.15	$(0.22)	$0.01	$(0.44)
Diluted	$0.15	$(0.22)	$0.01	$(0.44)

Weighted average shares of common stock and dilutive common stock equivalents:
Basic	8,066	7,631	7,904	7,599
Diluted	8,086	7,631	7,918	7,599

See accompanying notes to consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended,

	July 1,	July 2,
	2001	2000

Cash flows (used in) or provided by operating activities:
Net (loss)	$53	$(3,330)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,779	2,413

Decrease (increase) in accounts receivable, net	1,003	(1,791)
Decrease (increase) in inventories, net	3,783	(4,054)
Decrease (increase) in other current and non-current assets	4	58
Increase (decrease) in accounts payable, and accrued liabilities	(3,443)	5,793

Cash provided by operating activities	4,179	(911)

Cash flows from investing activities:
(Increase) decrease in restricted cash	1,458	(465)
Expenditures for property, plant and equipment and other assets	(1,032)	(8,985)

Net cash used in investing activities	426	(9,450)

Cash flows from financing activities:
Proceeds from borrowings	-	7,109
Proceeds from sale of stock	970	-
Principal payments on borrowings	(4,309)	-
Repayment of stockholder's note receivable	(7)	724
Issuance of common stock upon exercise of stock options, net	(80)	-
Issuance (purchase) of treasury stock, net	190	805

Net cash provided by (used in) financing activities	(3,236)	8,638

Foreign exchange fluctuation	(872)	-

Net increase (decrease) in cash and cash equivalents	497	(1,723)

Cash and cash equivalents, beginning of year	61	1,772

Cash and cash equivalents, end of period	$558	$49

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

Inventories, net

             Inventories are stated at the lower of cost (determined by the first-in- first-out method) or market. Inventories consisted of the following:

	July 1, 2001	December 31, 2000

Raw Materials	$3,220	$4,394
Work-in-progress	2,570	4,799
Finished goods	601	981

Total inventories	$6,391	$10,174

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

Note 4–Financing Line of Credit:

             The Company has a $10 million receivable financing line of credit with a bank. Availability under the line of credit is based on 80% of the approved account receivable balance and bears a finance fee of 0.088% per month of the average daily account balance outstanding during the settlement period. In connection with the line of credit, the Company has granted the bank, a continuing lien upon and security interest in, and right of set off with respect to all of the Company's rights, title and interest in all accounts receivable, inventory, monies, remittances and fixed assets. There was $7.2 million of borrowings outstanding under this line of credit at July 1, 2001. (See Note 9–Going Concern and Loan Covenants)

Note 5–Long-term debt:

             The Company's long-term debt consisted of the following at July 1, 2001:

Description	Rate	Balance at July 1, 2001	Remaining Annual Principal Amortization

Financing Line of Credit		$7,247	-

Long-term debt
Promissory note dated May 6, 1997	LIBOR +.4375	8,750	$1,250
Sales-leaseback agreement dated July 19, 1999	13.0%	2,321	711
Sales-leaseback agreement dated October 19, 1999	13.0%	2,446	1,374
German bank loan dated May 12, 1999	6.1%	2,450	144
German bank loan dated May 28, 1999	7.1%	2,114	-
German bank loan dated May 28, 1999	3.8%	1,328	121
German bank loan dated December 1, 1999	7.2%	1,794	50
German bank loan dated August 14, 1999	5.8%	1,427	-
German bank loan dated June 29, 2000	5.8%	548	84
German bank loan dated July 20, 2000	7.1%	396	72
Other equipment financings		19	3

Total long-term debt		23,593	3,809
Less current portion		7,150
Less long-term portion-reclassified to current		16,443

Long-Term Debt		$0

             The promissory note dated May 6, 1997 is payable to a Sanwa Bank. The note payments are guaranteed by Teijin Limited in Japan (Teijin), a stockholder and supplier of the Company. The Teijin guarantee is collateralized by certain equipment located in the Company's Tempe manufacturing facility and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 0.4375% (5.25% and 7.45% at July 1, 2001 and July 2, 2000 respectively). The Company is also subject to certain financial covenants. A loan guarantee service fee is payable to Teijin semi-annually on the outstanding balance at the rate of 0.5625%. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest for the four  year term. The remaining scheduled principal payments for 2001 are $1.25 million. Teijin also received warrants in 1997 to purchase 158,000 shares of the Company's common stock at $9 per share. These warrants were not exercised and expired on May 30, 2000. At July 1, 2001 the Company was not in compliance with certain of the financial covenants with Teijin, the guarantor, pertaining to this promissory note. The Company received a waiver from Teijin through October 1, 2001. Teijin did not agree to extend the waiver beyond this date. Accordingly, the Company has reclassified the balance from long-term debt to current liabilities in the balance sheet. (See Note 9 - GOING CONCERN AND LOAN COVENANTS)

             During 1999, the Company entered into two equipment sale-leaseback agreements with a leasing company ("Lessor"). Because the Company has an option to purchase the equipment at a price to be determined between the Company and the Lessor at the end of the lease period, the sale-leaseback agreements have been treated as financing. One lease agreement has a lease term of three years and the other lease agreement has an initial lease term of two years with an option to extend it for an additional year. At July 1, 2001, the Company had a total of $4.8 million outstanding under these leases. The leases are collateralized by the leased equipment and certain other production equipment of the Company. The effective interest rate of both leases is approximately 13% per annum and they are repayable over their lease term commencing in May 2000. Additionally, the Company has provided the Lessor an irrevocable standby letter of credit in the amount of $0.5 million to collateralize all of the Company's obligations under these agreements. The letter of credit shall not expire before January 1, 2002. In addition, $1 million of the amounts due from the Lessor was not funded, but will be released upon the Company satisfying certain financial conditions. Due to the uncertainty of compliance with these financial conditions, the Company has classified this amount under non-current "Other Assets." However, the amount payable to the Lessor under the capitalized leases includes the unfunded amount of $1.0 million.  (See Note 9—GOING CONCERN AND LOAN COVENANTS)

             On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $2.9 million (DM 6.0 million). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by the German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in Deutschemarks after the end of one year in 36 quarterly payments. The loan bears interest at 6.1% per annum for the first five years, and will be adjusted to the prevailing rate at the end of the fifth year. At July 1, 2001, the amount outstanding under this bank loan was $2.4 million. (See Note 9 - GOING CONCERN AND LOAN COVENANTS)

             On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds are available in three tranches, and shall be used solely for the purpose of capital investment by the German subsidiary. The first tranche provides for borrowings of $2.2 million (DM 4.89 million) for a term of twenty years. The principal is repayable after ten years in ten equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years. At July 1, 2001, the amount outstanding was $2.1 million. The second tranche provides for borrowings of $1.5 million (DM 3.35 million) for a term of seven years and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bears fixed interest at 3.8% per annum for the period of seven years. At July 1, 2001, the amount outstanding was $1.3 million. The third tranche, dated December 1, 1999, provides for borrowings of $1.87 million (EURO 2.121 million) for a term of ten years, and the principal is repayable after one year, in thirty six equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the first five years. At July 1, 2001, the amount outstanding was $1.8 million. All of the proceeds from the loans were received during 1999. (See Note 9 - GOING CONCERN AND LOAN COVENANTS)

             On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $1.7 million (DM 3.3 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.8% per annum. The interest is payable quarterly in Deutschemarks. 50% of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Other Assets." At July 1, 2001, the amount outstanding under this bank loan was $1.4 million. (See Note 9 - GOING CONCERN AND LOAN COVENANTS)

             On June 29, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to $481 (DM 1.0 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 5.8% per annum. The interest is payable quarterly in Deutschemarks. At July 1, 2001, the amount outstanding under this bank loan was $0.5 million. (See Note 9 - GOING CONCERN AND LOAN COVENANTS)

             On July 20, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to $480 (EU 511). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 7.1% per annum. The interest is payable quarterly in EURO dollars. At July 1, 2001, the amount outstanding under this bank loan was $0.4 million. (See Note 9 - GOING CONCERN AND LOAN COVENANTS)

             The preceding German bank loans are collateralized by the production equipment, building and land owned by the German subsidiary.

             Other long-term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

             Scheduled principal reductions of long-term debt for the balance of 2001 and the fours years following and thereafter, are as follows:

Year	Amount

2001	$3,809
2002	5,606
2003	4,217
2004	3,348
2005	729
Thereafter	5,884

Total	$23,593

             The Company incurred total interest expense of million $0.8 million and $1.26 million in second quarter of 2001 and 2000, respectively. Of these amounts, the Company capitalized $0.0 million and $0.73 million in the second quarter of 2001 and 2000 respectively as part of the costs related to the construction of new production machines and facilities.

Note 6–Government Grant:

             The Company has an agreement to receive a grant award (the "Grant"), which was approved by the State Government of Saxony in Germany (the "Grantor") in May 1999. The agreement provides for investment grants to a maximum amount of $9.9 million (DM 20.3 million). As of July 1, 2001, the Company had received approximately $4.9 million (DM 9.7 million) under this Grant and accounted for the Grant by applying the proceeds received against the cost of the German manufacturing facility. During 2000, the Company also received $1.0 million (DM 2.1 million) in investment allowances from the German government and those proceeds were applied against the cost of the German manufacturing facility. The Company expects to receive an additional $1.0 million in investment allowances from the German government in 2001 although no assurances can be given. Those funds will also be applied against the cost of the German manufacturing facility. Additionally, the Company has received $0.9 million of government grants that have been recorded as an advance until the Company earns the grant through future expenditures. The Company’s total investment in the German operations at July 1, 2001 was $15.4 million (DM 36.0 million), net of grants received from the German government.

             The Grant is subject to the following requirements:

a)	The grant is earmarked to co-finance the costs of the construction of a facility to manufacture Heat Mirror XIR® film for the automotive glass industry, located at Grossroehrsdorf, Germany.

b)	The construction period for the project is from March 15, 1999 to March 14, 2002.

c)	The total investment should be at least $39.2 million (DM 80.3 million).

d)	The project must create at least 143 permanent jobs and 7 apprenticeships by March 15, 2002.

In the event that the Company fails to meet the above requirements, the Grantor has the right to reclaim the Grant. The Company does not currently have financing in place to purchase a third machine in Germany and it has postponed the placing of this order until financing can be secured. Presently, the Company can not determine the total investment that will be made in the German facility and is in the process of reviewing the total investment and timing thereof with the Grantor. The Company believes that it will not meet all of the conditions to the Grant due to the lack of availability of the equipment manufacturer to provide the equipment in time to meet the schedule, and the Company's ability to obtain sufficient financing at this time. The Company has had informal discussions with the Saxony government, but is unable to predict the outcome and the impact, if any, on the Company’s obligations under the grant.

             The Company is eligible for additional investment allowances from the German government amounting to $3.7 million (DM 7.7 million) calculated based on a capital investment of $39.2 million (DM 80.3 million), subject to European Union regulatory approval.

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

             In the event that the Company fails to meet the above requirements, the investment allowance must be paid back, with interest.

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

	Three Months Ended		Six Months Ended
	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Electronic display	$8,782	$12,397	$15,506	$20,674
Automotive glass	9,367	4,817	17,374	9,773
Architectural	3,797	3,714	6,779	7,590

Total net revenues	$21,946	$20,928	$39,659	$38,037

The following is a summary of net revenues by geographic area for the first quarter of 2001 and 2000 respectively.

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

United States	$2,216	$2,534	$5,427	$5,380
South America	181	70	317	303
Pacific Rim	3,472	3,584	5,444	6,095
Japan	7,382	9,278	12,371	15,652
Europe	8,568	4,923	15,863	10,028
Canada	127	539	237	579

Total net revenues	$21,946	$20,928	$39,659	$38,037

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

             The Company was named a defendant in a class action lawsuit filed on March 9, 1998 by Richard McKernan in the Superior Court of California, County of Santa Clara. The Company has reached a settlement with plaintiffs in the amount of $3.75 million. The entire amount will be funded by Southwall's insurance carrier. That settlement received final approval and statutory approval as a good faith settlement from the Court on February 22, 2001. The time to appeal that order has lapsed. Claims under the settlement will be processed up to and until August 22, 2001. The insurance carrier has not indicated whether it intends to pursue Southwall for reimbursement of the settlement amount. The defense of the McKernan action is being paid by the Company's insurer.

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

             In August 2000, the Company, its Chief Executive Officer, Thomas G. Hood, and former Chief Financial Officer, Bill R. Finley, were named as defendants in seven lawsuits, all filed in the United States District Court for the Northern District of California (Docket Nos: C-00-2792-MMC; C-00-2795-BZ; C-00-2834-SC; C-00-20856-EAI; C-00-3007-EDL; C-00-3027-JCS; and C-00-3079-MMC) (the "Actions") all alleging violations of the federal securities laws. Each of the plaintiffs in the Actions alleges that he purchased shares of the Company's common stock and seeks to represent a class of shareholders who purchased shares during the period July 26, 2000 through August 1, 2000, such dates constituting the period from the Company's release of its financial results for the first quarter of FY 2000, to the date that it issued its press release announcing that it would be restating its financial statements for that quarter. The substantive allegations in each of the Actions are essentially the same, i.e., that the defendants knew, or were reckless in not knowing, that the Company's first quarter financial statements were in error and violated Generally Accepted Accounting Principles, and that as a result the putative class members purchased stock at artificially inflated prices and were damaged.  The parties have reached agreement on a settlement, in the amount of $4.2 million, which has received preliminary approval from the court. A hearing on final approval of the settlement is scheduled for September 14, 2001. The negotiated settlement will be paid entirely by the Company’s insurers.

             In October 2000, the Company was served with a complaint entitled Hurd Millwork, Inc. v. Southwall Technologies, Inc., et. al., United States District Court, Northern District of California, Case No. C00-3820 (CRB). Hurd is a manufacturer of insulated glass units which incorporate Heat Mirror® film. Hurd alleges that various failures and deficiencies associated with the insulated glass units give rise to warranty and other consumer claims. Hurd is seeking monetary damages for past and future replacement costs, litigation expenses, and punitive damages. The complaint alleges $32 million in damages and $25 million in restitution. The Company believes Hurd's action to be without merit and intends to strenuously defend against it. The Hurd action is still in the early discovery phase and the Company is awaiting receipt of Hurd’s production of relevant documents to support the suit. The Court has scheduled the trial for March 4, 2002. The defense of the Hurd action is being paid, in part, by the Company’s insurers. Southwall has agreed to pay the difference between its agreed rate structure and the insurance company’s rate structure. No amount has been accrued, however, we believe the differences in the fee structures will be immaterial.

             In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business or its consolidated financial position or results of operations.

Note 9–Going Concern and Loan Covenants

Loan Covenants

             Pursuant to the guaranty, the German bank loans, and lease agreements listed above, and related terms, conditions and covenants the Company requested waivers from Teijin Limited, the German banks and the leasing company as discussed below, related to the Company's default, or event of default pursuant to these respective agreements or otherwise arising in connection with the Company's requirement to restate prior financial periods, the financial position of the Company reflected in such restated financial statements, the Company's failure to file its Form 10-Q for the second quarter of 2000 in a timely manner and trading halts or other actions taken or threatened to be taken by NASDAQ, or any law suits filed or threatened to be filed in connection with such restatements or late filings.

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

             The Company received in October, 2000 from the German banks a waiver of the Events of Default pursuant to the agreements but the German banks did not provide a waiver of the Events of Default or any rights it may have with respect to any further material adverse change in the financial condition of the Company resulting from the Events of Default and the German banks have reserved the right to terminate the loan agreements if the expectations relating to turnover and profit as provided by the Company do not occur and provide a cause for termination. The Company cannot currently determine with reasonable certainty whether it will be able to comply with these provisions and accordingly has reclassified these loans from long-term to current liabilities in the balance sheet.

             In November, 2000, the Company received from the leasing company for the sale-leaseback agreements dated July 19, 1999 and October 19, 1999 a partial waiver of the Events of Default pursuant to the agreements. However it reserved its right to declare an Event of Default based on the Company's financial condition. Accordingly, the Company has reclassified these agreements from long-term to current liabilities in the balance sheet.

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

Note 10 – Subsequent Events

             On July 12, the Company entered into a Sublease agreement with Digeo, Inc., under the Company’s Master Lease dated October 14, 1999, with C&J Development Co.. Digeo, Inc. will sublease office space located at the Company’s Palo Alto facility for a rent of  $0.2 million per year. The agreement will expire on December 31, 2002.

Item 2–Management's Discussion and Analysis of Financial Condition and Results of Operations:

             Except for the historical information contained herein, certain matters discussed in this Form 10-Q Report are forward-looking statements that involve risks and uncertainties, including those discussed below under “Risk Factors” and in the Company's Annual Report on Form 10-K/A. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

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

             In 1996, we realized our first material revenue from the electronic display and automotive markets. For the six months ended July 1, 2001 the automotive sector account for 44% of our revenues, with the electronic display products contributing 39% of our revenues and the Architectural market accounting for the balance. We expect most of our revenue growth to come from the electronic display and automotive markets.

             Several factors affect our gross margins, including manufacturing efficiencies, product mix, product differentiation, inventory management, volume pricing, and the start-up of equipment and new plants. Over the past several years, each of these factors has contributed to margin volatility as we have added new capacity to meet the demand of our electronics and automotive markets.

Three Months Ended July 1, 2001 Compared with Three Months Ended July 2, 2000

Net revenues

             Net revenues increased by $1.0 million, or 4.8%, to $21.9 million for the second quarter of 2001, from $20.9 million for the second quarter of 2000. Sales to the Automotive market increased by $4.6 million, or 95.8%, to $9.4 million for second quarter of 2001, from $4.8 million for the second quarter of 2000. This increase was primarily attributable to the fact that, in the second quarter of 2001, the Company realized revenues of $4.3 million from its German operations. Sales to the Electronic Display market decreased by $3.6 million, or 29.0%, to $8.8 million for the second quarter of 2001, from $12.4 million for the second quarter of 2000. The decrease was the result of an on-going, worldwide slowdown in the sale and manufacture of personal computers. Sales to the Architectural market increased $0.1 million, or 2.7%, to $3.8 million for the second quarter of 2001, from $3.7 million for the second quarter of 2000. The decrease was primarily the result of the diversion of manufacturing capacity, previously used to produce products for the Architectural market, to manufacture products for the Automotive market.

Cost and expenses

Cost of sales.  Cost of sales expense consists primarily of materials, production labor and machine overhead. Cost of sales decreased $0.6 million, or 3.6%, to $16.3 million for the second quarter of 2001, from $16.9 million in the second quarter of 2000. As a percentage of net revenues, cost of sales decreased to 74.4% of net revenues for the second quarter of 2001, from 80.9% of net revenues in the second quarter of 2000. The higher costs in 2000, as a percentage of revenues, was due to greater start-up costs in the Company’s Tempe and German operations, and higher display revenues which have higher costs.

Research and development expenses.  Research and development spending decreased $0.4 million, or 25.0%, to $1.2 million in the second quarter of 2001, from $1.6 million in the second quarter of 2000. Research and development expenses decreased to 5.5% of net revenues for the second quarter of 2001, from 7.7% of net revenues for the second quarter of 2000. The reduction was the result of cost containment measures taken by the Company.

Selling, general and administrative expenses.  Selling, general and administrative expenses normally consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. Year over year, these expenses remained flat at $3.1 million. Selling, general and administrative expenses decreased to 14.2% of net revenues for the second quarter of 2001, from 14.8% of net revenues for the second quarter of 2000. The decrease in the second quarter 2001, over last year, was due to cost containment measures taken by the Company.

Income (loss) from operations

             The Company realized a profit of  $1.4 million for the second quarter of 2001, compared to a loss of $1.1 million for the second quarter of 2000. The profit was due to improved manufacturing efficiency, largely attributable to the Company’s German operations, and cost savings resulting from the reduction in force of the Tempe and Palo Alto operations during Q1 of 2001.

Interest (expense), net

             The Company incurred interest expense on borrowings of $0.8 million and $1.3 million in the second quarter of 2001 and 2000, respectively, and capitalized interest incurred in connection with construction in process of $0.0 million and $0.7 million for the second quarter of 2001 and 2000, respectively. The increase in interest expense principally results from the completion of construction in process related to the German plant in late 2000.

Other income (expense), net

             Other income (expense), net includes rental income, interest income and foreign exchange transaction gains and losses. The Company recorded other income of $0.5 million in the second quarter of 2001 compared with $0.08 million in the corresponding 2000 period. Certain transactions with foreign suppliers are denominated in foreign currencies rather than U.S. dollars. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.

Income (loss) before provision for income taxes

             The Company reported a pre-tax profit of $1.1 million for the second quarter of 2001, compared to a pre-tax loss of $1.6 million for the second quarter of 2000.  The improvement in performance was primarily due to additional revenue generated by the Company’s German operations, tighter cost controls and foreign currency gains.

Legal Settlement. In the second quarter of 2000, a settlement in the amount of $0.4 million was reached on a  legal matter.

Six Months Ended July 1, 2001 Compared with Six Months Ended July 2, 2000

Net revenues

             Net revenues increased $1.7 million, or 4.5%, to $39.7 million for the first six months of 2001, from $38.0 million for the first six months of 2000. Sales to the Automotive market increased by $7.6 million, or 77.6%,  to $17.4 million for the first six months of 2001, from $9.8 million for the first six months of 2000. This increase is primarily attributable to the fact that in the first six months of 2001, the Company realized revenues of  $6.3 million from its German operations, which began limited production of commercial automotive product in December 2000. Sales to the Electronic Display market decreased by $5.2 million, or 25.1%, to $15.5 million for the first six months of 2001, from $20.7 million for the first six months of 2000. The decrease was the result of the worldwide slowdown in the sale and manufacture of personal computers. Sales to the Architectural market decreased $0.8 million, or 10.5%, to $6.8 million for the first six months of 2001, from $7.6 million for the first six months of 2000 The decrease was primarily the result of the loss of a North American manufacturer that represented approximately 6% of the Company’s Heat Mirror sales, and the diversion of manufacturing capacity previously used to produce products for the Architectural market, to manufacture products for the Automotive market.

             Cost of sales.  Cost of sales expense consists primarily of materials, production labor and machine overhead.  Cost of sales decreased $0.5 million, or 1.6%, to $31.2 million for the first six months of 2001, from $31.7 million in the first six months of 2000.  As a percentage of net revenues, cost of sales decreased, to 78.6% of net revenues for the first six months of 2001, from 83.4% of net revenues in the first six months of 2000.  The higher costs in 2000, as a percentage of revenues, was due to greater start-up costs in the Company’s Tempe and German operations, and higher display revenues, which generally yield lower margins as a result of outside processing costs.

             Research and development expenses.  Our research and development spending decreased $0.5 million, or 16.1%, to $2.6 million in the first six months of 2001, from $3.1 million in the first six months of 2000.  Research and development expenses decreased to 6.6% of net revenues for the first six months of 2001, from 8.2% of net revenues for the first six months of 2000.  The decrease in the first six months of 2001 was primarily attributable to reduced headcount and cost control measures introduced by the Company.

             Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs.  These expenses increased $0.6 million, or 11.8%, to $5.7 million in the second quarter of 2001, from $5.1 million in the first six months of 2000.  Selling, general and administrative expenses, as percentage of revenue, increased , to 14.4% for the first six months of 2001, from 13.4% for the first six months of 2000. The increase in the first six months of 2001 was primarily related to higher personnel costs in the Company’s German operations, and higher consulting costs incurred in the first quarter of 2001.

             Income (loss) from operations. Income from operations was $0.2 million for the first six months of 2001 compared to a loss of $2.3 million for the first six months of 2000, due to improved manufacturing efficiency, largely attributable to the Company’s German operation, partially offset by severance payments resulting from the reduction in force of the Tempe and Palo Alto operations.

Interest  (expense), net

             The Company incurred interest expense on borrowings of $1.6 million and $2.4 million for the first six months of 2001 and 2000, respectively, and capitalized interest incurred in connection with construction in process of $0.04 million and $1.5 million for the first six months of 2001 and 2000, respectively. The increase in net interest expense principally results from the completion of construction in process related to the German and Tempe plants in late 2000.

Other income (expense), net

             Other income (expense), net includes rental income, interest income and foreign exchange transaction gains and losses. The Company recorded other income of $1.4 million for the first six months of 2001, compared with $0.02 million in the corresponding 2000 period. Certain transactions with foreign suppliers are denominated in foreign currencies rather than U.S. dollars. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.

Income (Loss) before provision for income taxes

             The Company incurred a pre-tax profit of $0.01 million for the first six months of 2001, compared to a pre-tax loss of $3.3 million for the first six months of 2000, due to additional revenue generated by the Company’s German operations, higher revenues from the Automotive market, partially offset by a decrease in revenue from the Electronic Display market.

             Legal Settlement. In the second quarter of 2000, the Company accrued $0.4 million in settlement of a legal matter.

Liquidity and Capital Resources

Capital expenditures

             Since 1998, we have used borrowings, German government grants and cash from operations to fund our capital expenditures. During 1999, we invested approximately $24.0 million in capital expenditures, including approximately $13.5 million of progress payments for our new manufacturing facility and first production machine (PM8) in Germany, approximately $7.5 million for two new production machines (PM6 and PM7) and leasehold improvements for our Tempe facility, and approximately $2.5 million for the upgrade of two production machines (PM1 and PM2) in Palo Alto. These investments were financed by $13.6 million of short and long-term debt, $4.9 million in German government grants, $4.5 million of cash from operations, and cash on hand. The German government grants subject us to a number of covenants. (See Note 5 to Notes to Consolidated Financial Statements.)

             We spent approximately $12.9 million for capital expenditures in 2000, including $9.8 million in our German facility, of which $7.0 million represented final progress payments on our two new production machines (PM8 and PM9) in Germany and the completion of our German facility. We financed our capital expenditures in Germany primarily through the receipt of $4.0 million of additional bank loans and $1.0 million of subsidies from the German government and the release of $2.6 million of cash restricted by the German government to use in financing the completion of our German facility. The German government may reclaim the grants if we fail to meet any of the covenants. (See Note 6 to Notes of the Consolidated Financial Statements.) We invested an additional $3.1 million in our Tempe and Palo Alto operations for leasehold improvements, computer equipment and improvements on our production machines.

             In the first quarter of 2000, our second machine at Tempe (PM6) began to produce limited amounts of film for commercial use. An additional machine (PM7) was delivered to Tempe in the third quarter of 2000. Additionally, we took possession of our new facility in Germany in May 2000, where PM8 was installed in the third quarter and the PM9 installation is expected to be completed in 2001. PM8 commenced production of commercial product in December, and PM9 began limited commercial production in the second quarter of 2001. The Company expects that the remaining installments on the machines will be paid from committed German bank loans. The Company does not currently have financing in place to purchase a third machine in Germany and it has postponed the placing of this order until financing can be secured. Presently, the Company can not predict the total investment that will be made in the German facility and is in the process of reviewing the total investment and timing thereof. The Company believes that it will not meet all of the conditions to the Grant. The Company is unable to predict the outcome of discussions with the Saxony government, and the impact, if any, on the Company’s obligations under the grant. See "Risk Factors - Our ability to meet future cash requirements may depend on our ability to retain grants received to date from the German Government."

             In the first six months of 2001, the Company spent approximately $1.0 million in capital expenditures, primarily in its German operations on PM9. The Company’s total capital expenditures in 2001 are expected to be less than $4.0 million, and the expenditures are expected to be used to expand production capacity, acquire personal computers for additional employees and upgrade the Company’s computer network.

Liquidity

             Operating activities used $2.1 million during the first six months of 2000. In the first six months of 2001, operating activities generated $4.2 million in cash. Included in capital lease obligations on the balance sheets are $1.0 million of proceeds from a sale-leaseback transaction in 1999. This amount was withheld by the lessor and classified in “Other Assets”, and will not be released until the Company meets certain financial covenants. Furthermore, 50% of the proceeds from a $1.6 million loan from a German bank are restricted in an escrow account for the duration of the loan period and are classified in "Other Assets." The Company has reclassified to "Restricted Cash" that portion of cash,  $0.4 million, that is restricted to payments for the facility in Germany.

The following table sets forth the material terms of our short and long-term indebtedness at July 1, 2001:

Description	Rate	Maturity	Balance at July 1, 2001	Remaining Annual Principal Amortization	Start Date

Financing Line of Credit			$7,247		-

Long-term debt
Promissory note dated May 6, 1997	LIBOR +.4375	(1)	8,750	$1,250	May 2001
Sales-leaseback agreement dated July 19, 1999	13.0%	(2)	2,321	711	April 2000
Sales-leaseback agreement dated October 19, 1999	13.0%	(3)	2,446	1,374	March 2000
German bank loan dated May 12, 1999	6.1%	(4)	2,450	144	March 2001
German bank loan dated May 28, 1999	7.1%	(5)	2,114	-	December 2009
German bank loan dated May 28, 1999	3.8%	(6)	1,328	121	March 2001
German bank loan dated December 1, 1999	7.2%	(7)	1,794	50	December 2001
German bank loan dated August 14, 1999	5.8%	(8)	1,427	-	June 2009
German bank loan dated June 29, 2000	5.8%	(9)	548	84	June 2001
German bank loan dated July 20, 2000	7.1%	(10)	396	72	June 2001
Other equipment financings			19	3

Total long-term debt			23,593	3,809
Less current portion			7,150
Less long-term portion-reclassified to current (11)			16,443

Long-Term Debt			$0

(1)	We are required to make equal semi-annual repayments from May 2001 through November 2004.

(2)	We are required to make equal monthly principal payments over the 36-month term of this financing.

(3)	We are required to make equal monthly principal payments over the 24-month term of this financing.

(4)	We are required to make equal quarterly principal payments over the 9-year repayment term of this financing starting March 31, 2001.

(5)	We are required to make equal semi-annual principal payments for ten years from December 2009 through June 2019.

(6)	We are required to make semi-annual principal payments for six years from March 2001 through September 2006.

(7)	We are required to make equal quarterly principal payments for nine years from December 2001 through September 2010.

(8)	We are required to make one principal payment on June 2009.

(9)	We are required to make equal quarterly principal payments for three years from July 2001 through June 2005.

(10)	We are required to make equal quarterly principal payments for three years from June 2001 through July 2004.

(11)	Represents the portion of long-term debt that has been reclassified into current liabilities as a result of lenders not granting waivers for failure to meet certain covenants.

             We have granted the lender of the financing line of credit a security interest in our receivables, inventory and other assets not otherwise collateralized. Our loans from German banks also subject us to covenants, including covenants relating to the progress of and investment in the development of our Dresden facility and the minimum number of our employees at Dresden by 2002. We have granted the German banks security interests in our Dresden facility and the assets located at the facility.

             The promissory note dated May 6, 1997 is payable to a bank and guaranteed by Teijin Limited, a stockholder and one of our suppliers. The Teijin guarantee is collateralized by certain equipment in the Company's Tempe manufacturing facility, and our inventory to the extent necessary to cover 120% of the outstanding loan balance based on the net book value of the inventory. The guarantee subjects us to certain financial and other covenants, including covenants relating to our tangible net worth, our debt to tangible net worth, profitability and the ratio of our cash, cash equivalents and short term investments to our total current liabilities. At December 31, 2000, we were not in compliance with the financial covenants relating to our minimum net worth, the ratio of our debt to equity, the ratio of our cash, cash equivalents and short-term investments to current liabilities, and the requirement that Company be profitable. The Company received a waiver for failure to comply with these covenants through October 1, 2001. Teijin did not extend the waiver. Accordingly, the Company has reclassified the long-term balance from long-term debt to current liabilities in the balance sheet. Beginning in 2001, the Company is obligated to make two principal payments of $1.25 million each in May and November. The Company made the first principal payment of $1.25 million on May 7, 2001, and will pay the second installment of  $1.25 million in November 2001. The Company will also make principal payments of $2.5 million each in 2002, 2003 and 2004.

             We have provided the lessor under our sales-leaseback financings a $0.5 million irrevocable standby letter of credit to collateralize our obligations under the sales-leaseback agreements. The letter of credit will not expire before January 1, 2002. In addition, $1.0 million of the amount to be received from the lessor was withheld pending our meeting certain financial conditions.

Loan Covenants

             Pursuant to the guaranty, the German bank loans, and lease agreements listed above, and related terms, conditions and covenants the Company requested waivers from Teijin Limited, the German banks and the leasing company as discussed below, related to the Company's default, or event of default pursuant to these respective agreements or otherwise arising in connection with the Company's requirement to restate prior financial periods, the financial position of the Company reflected in such restated financial statements, the Company's failure to file its Form 10-Q for the second quarter of 2000 in a timely manner and trading halts or other actions taken or threatened to be taken by NASDAQ, or any law suits filed or threatened to be filed in connection with such restatements or late filings.

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

             The Company received in October 2000 from the German banks a waiver of the Events of Default pursuant to the agreements but the German banks did not provide a waiver of the Events of Default or any rights it may have with respect to any further material adverse change in the financial condition of the Company resulting from the Events of Default and the German banks have reserved the right to terminate the loan agreements after the third and fourth quarter of 2000 if the expectations relating to turnover and profit as provided by the Company do not occur and provide a cause for termination. The Company cannot currently determine with reasonable certainty whether it will be able to comply with these provisions and accordingly has reclassified these loans from long-term to current liabilities in the balance sheet.

             In November 2000, the Company received from the leasing company for the sale-leaseback agreements dated July 19, 1999 and October 19, 1999 a partial waiver of the Events of Default pursuant to the agreements. However it reserved its right to declare an Event of Default based on the company's financial condition. Accordingly, the Company has reclassified these agreements from long-term to current liabilities in the balance sheet.

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

             FINANCING RISK.  The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's term loans which are tied to the London Interbank Offered Rate ("LIBOR") and bank line of credit which is tied to the prime rate. The Company's German subsidiary also has several fixed-rate term loans that are denominated and repayable in Deutschemarks. Fluctuations in interest rates may adversely impact the interest expense expected for the Company. At July 1, 2001, the Company had one loan with a variable interest rate. The effect of a 10% fluctuation in the interest rate for this loan would have an adverse impact of less than ($0.1) million. The effect of interest rate fluctuations on the Company during the first six months of 2001 was not material.

             INVESTMENT RISK.  The Company invests its excess cash in certificates of deposit and money market accounts and, by policy, limits the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any floating rate securities would have an adverse impact of less than $0.1 million.

             FOREIGN CURRENCY RISK.  International revenues amounted to 86% of the Company's total sales in the first six months of 2001 and, by policy, the Company limits foreign currency risk by requiring all sales to be denominated in U.S. dollars. Sales from the German subsidiary are currently denominated in U.S. dollars, but will likely be denominated in EUROs beginning in 2002. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

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

Our ability to meet our future cash requirements may depend on our ability to retain grants received to date from the German government.

             The Company has an agreement to receive a grant award (the "Grant"), which was approved by the State Government of Saxony in Germany (the "Grantor") in May 1999. The agreement provides for investment grants to a maximum amount of $9.9 million (DM 20.3 million). As of July 1, 2001, the Company had received approximately $4.9 million (DM 9.7 million) under this Grant and accounted for the Grant by applying the proceeds received against the cost of the German manufacturing facility. The Company has received $0.9 million of Grants that has been recorded as an advance until the Company earns this portion of the Grant through future expenditures.

             The Company believes that it may fail to meet certain requirements in connection with the grants (see Note 6 - Government Grant), in which event the Grantor would have the right to reclaim the Grant. In particular, the Company can not determine whether the total investment that will be made in the German facility will satisfy the condition to the Grant, but expects that it will not and is in the process of reviewing the total investment and timing thereof with the Grantor. The Company has had informal discussions with the Saxony government, but is unable to predict the outcome of these discussions, and the impact, if any, on the Company's obligations under the grant. If the Company breaches the covenants under the Grant, the Grantor may withhold the remaining portions of the Grant, or seek repayment of amounts previously granted. Either event would have a material, adverse effect on the Company.

We may not be able to bring new machines online effectively in our manufacturing operations to meet increasing capacity requirements.

             We expanded our manufacturing capacity through the purchase of two new productions machines for our Tempe facility in 1999, one of which began production in the first quarter of 2000 and the other of which is scheduled to begin production in the second half of 2001. The first machine in our new Dresden manufacturing facility began commercial production in the fourth quarter of 2000. The second machine began production in the second quarter of 2001. In the past, we have experienced significant problems during the initial phases of operating a new machine. We have taken substantial write-offs of inventory and incurred substantial expenses in connection with the resolution of these problems. If we encounter similar problems with new machines, our production capability and our operating results will suffer.

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

PART II OTHER INFORMATION

Item 1-Legal Proceedings and Other Matters

             Litigation filed against the Company was described under Item 3 in the Company's Form 10-K/A filed on April 11, 2001. Subsequent to such filing, no material developments have occurred with respect to the litigation described therein.

             In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business or its consolidated financial position or results of operations.

Item 2-Changes in Securities

             On April 23, 2001, the Company issued to GMX Associates, a Singapore company, 422,119 shares of the Company’s common stock for $1.0 million in cash in reliance on the exemption to registration provided by Section 4(2) of the Securities Act of 1933 as amended (the “Act”). The securities sold to GMX have not been registered under the Act, or under the securities laws of any other jurisdictions. The securities sold to GMX may not be transferred or resold except as permitted under the Act and the applicable state securities laws, pursuant to registration or exemption therefrom. In connection with the issuance, the Company agreed to provide GMX certain rights with respect to the registration for resale of the shares purchased. The shares purchased by GMX represents approximately 5.2% of the outstanding shares of the Company.

Item 3-Defaults upon Senior Securities

             Not applicable

Item 4-Submission of Matters to a Vote of Stockholders

             No matters were submitted to a vote of security holders during the quarter ended July 1, 2001.

Item 5-Other Information

             Not applicable

Item 6-Exhibits

             (a)         Exhibits

Exhibit Number	Item
11	Digeo, Inc. sublease agreement.

(b)        Reports on Form 8-K–None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2001 Southwall Technologies Inc.

By:	/s/ THOMAS G. HOOD
Thomas G. Hood
President and
Chief Executive Officer
By:	/s/ ROBERT R. FREEMAN
Robert R. Freeman
Sr. Vice President and
Chief Financial Officer