Form 10-Q
period 2001-09-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2001-11-14
CIK 813619

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended September 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______ to ______

Commission File Number: 0-15930

SOUTHWALL TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94–2551470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1029 Corporation Way, Palo Alto, California	94303
(Address of principal executive offices)	(Zip Code)

(650) 962-9111
Registrant's telephone number, including area code

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                As of October 11, 2001 there were 8,247,924 shares of the Registrant's Common Stock outstanding

SOUTHWALL TECHNOLOGIES INC.

PART I FINANCIAL INFORMATION

Item 1-Financial Statements:

SOUTHWALL TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,145	$61
Restricted cash	1,195	1,849
Accounts receivable, net of allowance for bad debts of $584 and $640	12,118	13,317
Inventories, net	5,716	10,174
Other current assets	1,606	2,008
Total current assets	$23,780	$27,409

Property, plant and equipment, net	48,026	49,884
Other assets	3,226	3,169
Total assets	$75,032	$80,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit	$5,498	$8,719
Accounts payable	11,643	16,857
Accrued compensation	2,029	1,915
Other accrued liabilities	5,220	4,551
Government grants advanced	976	1,085
Current portion long-term debt	8,204	5,806
Long-term debt reclassified to current	17,022	20,624
Total current liabilities	50,592	59,557

Other	744	767
Total liabilities	51,336	60,324

Stockholders' equity:
Common stock, $0.001 par value, 20,000 shares authorized; issued and outstanding 8,311 and 7,889	8	8
Capital in excess of par value	52,549	51,764
Less cost of treasury stock, 123 and 166 shares outstanding	(312)	(839)
Notes receivable	(107)	(99)
Cumulative translation adjustment	(359)	(151)
Accumulated deficit	(28,083)	(30,545)
Total stockholders' equity	23,696	20,138
Total liabilities and stockholders' equity	$75,032	$80,462

See accompanying notes to consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Net revenues	$22,777	$26,361	$62,436	$64,398

Costs and expenses
Cost of sales	15,629	19,399	46,798	51,104
Research and development	1,386	1,921	3,995	5,010
Selling, general and administrative	2,688	5,621	8,401	10,715
Legal settlement	-	0	-	402
Total costs and expenses	19,703	26,941	59,194	67,231

Income (loss) from operations	3,074	(580)	3,242	(2,833)

Interest (expense), net	(618)	(946)	(2,156)	(1,966)

Other income (expense), net	(36)	(4)	1,328	16

Income (loss) before provision for income taxes	2,420	(1,530)	2,414	(4,783)

Provision for income taxes	11	(18)	(48)	(95)

Net income (loss)	$2,409	$(1,548)	$2,462	$(4,878)

Net income (loss) per share:
Basic	$0.29	$(0.20)	$0.31	$(0.64)
Diluted	$0.28	$(0.20)	$0.30	$(0.64)

Weighted average shares of common stock and dilutive common stock equivalents:
Basic	8,220	7,680	8,010	7,614
Diluted	8,466	7,680	8,084	7,614

See accompanying notes to consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Increase (Decrease) in cash

	Nine Months Ended,
	September 30,	October 1,
	2001	2000
Cash flows (used in) or provided by operating activities:
Net income (loss)	$2,462	$(4,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,359	3,836
Change in assets and liabilities:
Accounts receivable, net	1,199	(4,547)
Inventories, net	4,459	(3,969)
Other current and non-current assets	310	479
Accounts payable, and accrued liabilities	(4,454)	9,257

Cash provided by operating activities	8,335	178

Cash flows from investing activities:
Restricted cash	654	(898)
Expenditures for property, plant and equipment and other assets	(4,679)	(10,499)

Net cash used in investing activities	(4,025)	(11,397)

Cash flows from financing activities:
Proceeds from foreign government grants	-	945
Proceeds from investment allowances	2,101	-
Proceeds from borrowings	1,055	8,521
Proceeds from sale of stock	970	-
Principal payments on borrowings	(5,480)	(1,413)
Repayment of stockholder's note receivable	(7)	805
Issuance (purchase) of treasury stock, net	342	721

Net cash provided by (used in) financing activities	(1,019)	9,579

Effect of foreign exchange rate changes on cash	(208)	-

Net increase (decrease) in cash and cash equivalents	3,083	(1,640)
Cash and cash equivalents, beginning of year	61	1,772

Cash and cash equivalents, end of period	$3,144	$132

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

                Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements contained in the Company's Form 10-K/A for the year ended December 31, 2000 filed on April 11, 2001. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

Note 2—Balance Sheet:

Restricted Cash

                Restricted cash consists of the unapplied portion of grants received from the German government to co-finance the costs of the construction of the Company's German facility. In the event the Company fails to meet certain conditions related to the grants, the German government has the right to reclaim the grant. (See Note 6)

Inventories, net

                Inventories are stated at the lower of cost (determined by the first-in- first-out method) or market. Inventories consisted of the following:

	September 30, 2001	December 31, 2000
Raw Materials	$3,573	$4,394
Work-in-progress	1,645	4,799
Finished goods	489	981
Total inventories	$5,707	$10,174

Government Grants Advanced

                Government grants advanced consists of grant monies received from the German government that are subject to certain conditions (see Note 5 – Government Grant). Upon approval and receipt of the grants from the government, the funds are applied as a reduction of the costs of the German manufacturing facility. In the event the Company fails to meet these conditions, the grants the government has the right to reclaim the grants.

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

Note 4—Financing Line of Credit:

                The Company has a $10 million receivable financing line of credit with a bank. Availability under the line of credit is based on 80% of the approved accounts receivable balance and bears a finance fee of 0.088% per month of the average daily account balance outstanding during the settlement period. In connection with the line of credit, the Company has granted the bank a continuing lien upon and security interest in, and right of set off with respect to all of the Company's rights, title and interest in all accounts receivable, inventory, monies, remittances and fixed assets. There were $5.5 million of borrowings outstanding under this line of credit at September 30, 2001. (See Note 9-Going Concern and Loan Covenants)

Note 5—Long-term debt:

                The Company's long-term debt consisted of the following at September 30, 2001:

Description

	Rate	Balance at September 30, 2001	Scheduled Principal Payments Remaining for 2001
Financing Line of Credit	$5,498

Long-term debt
Promissory note dated May 6, 1997	LIBOR +.4375	8,750	$1,250
Sales-leaseback agreement dated July 19, 1999	13.0%	2,321	711
Sales-leaseback agreement dated October 19, 1999	13.0%	2,446	1,374
German bank loan dated May 12, 1999	6.1%	2,568	78
German bank loan dated May 28, 1999	7.1%	2,284	-
German bank loan dated May 28, 1999	3.8%	1,303	-
German bank loan dated December 1, 1999	7.2%	1,937	54
German bank loan dated August 14, 1999	5.8%	1,541	-
German bank loan dated June 29, 2000	5.8%	552	52
German bank loan dated July 20, 2000	7.1%	389	39
German bank loan dated December 19, 2000	7.5%	236	-
Note Payable dated September 21, 2001	-	820	150
Other equipment financings		79	8
Total long-term debt	-	25,226	3,716
Less current portion		8,204
Less long-term portion-reclassified to current		17,022
Long-Term Debt		$0

                The promissory note dated May 6, 1997 is payable to Sanwa Bank. The note payments are guaranteed by Teijin Limited in Japan (Teijin), a stockholder and supplier of the Company. The Teijin guarantee is collateralized by certain equipment located in the Company's Tempe manufacturing facility and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 0.4375% (5.25% and 7.45% at September 30, 2001 and October 1, 2000 respectively). The Company is also subject to certain financial covenants. A loan guarantee service fee is payable to Teijin semi-annually on the outstanding balance at the rate of 0.5625%. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual installments, plus interest for the four year term beginning in May, 2001. The remaining scheduled principal payments for 2001 are $1.25 million. Teijin also received warrants in 1997 to purchase 158,000 shares of the Company's common stock at $9 per share. These warrants were not exercised and expired on May 30, 2000. At September 30, 2001 the Company was not in compliance with certain of the financial covenants with Teijin, the guarantor, pertaining to this promissory note. The Company received a waiver from Teijin through October 1, 2001. Teijin did not agree to extend the waiver beyond this date. Accordingly, the Company has reclassified the balance of the note from long-term debt to current liabilities in the balance sheet. (See Note 9—GOING CONCERN AND LOAN COVENANTS) The Company has begun discussions with the guarantor regarding amending the financial covenants of this loan agreement, or waiving the financial covenants of this loan agreement as of December 31, 2000. However, the Company can make no assurances regarding the successful outcome of those discussions

                During 1999, the Company entered into two equipment sale-leaseback agreements with a leasing company ("Lessor"). Because the Company has an option to purchase the equipment at a price to be determined between the Company and the Lessor at the end of the lease period, the sale-leaseback agreements have been treated as financing. One lease agreement has a lease term of three years and the other lease agreement has an initial lease term of two years with an option to extend it for an additional year. At September 30, 2001, the Company had a total of $4.8 million outstanding under these leases. The leases are collateralized by the leased equipment and certain other production equipment of the Company. The effective interest rate of both leases is approximately 13% per annum and they are repayable over their lease term commencing in May 2000. Additionally, the Company has provided the Lessor an irrevocable standby letter of credit in the amount of $0.5 million to collateralize all of the Company's obligations under these agreements. The letter of credit shall not expire before January 1, 2002. In addition, $1 million of the amounts due from the Lessor was not funded, but will be released upon the Company satisfying certain financial conditions. Due to the uncertainty of compliance with these financial conditions, the Company has classified this amount under non-current "Other Assets." However, the amount payable to the Lessor under the capitalized leases includes the unfunded amount of $1.0 million. (See Note 9—GOING CONCERN AND LOAN COVENANTS)

                On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $2.9 million (DM 6.0 million). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by the Company’s German subsidiary. The term of the loan is 10 years and the principal is repayable in Deutschemarks after the end of one year in 36 quarterly payments. The loan bears interest at 6.1% per annum for the first five years, and will be adjusted to the prevailing rate at the end of the fifth year. At September 30, 2001, the amount outstanding under this bank loan was $2.6 million. (See Note 9—GOING CONCERN AND LOAN COVENANTS)

                On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds are available in three tranches, and shall be used solely for the purpose of capital investment by the German subsidiary. The first tranche provides for borrowings of $2.2 million (DM 4.89 million) for a term of twenty years. The principal is repayable after ten years in twenty equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years. At September 30, 2001, the amount outstanding was $2.3 million. The second tranche provides for borrowings of $1.5 million (DM 3.35 million) for a term of seven years and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bears fixed interest at 3.8% per annum for the period of seven years. At September 30, 2001, the amount outstanding was $1.3 million. The third tranche, dated December 1, 1999, provides for borrowings of $1.87 million (EURO 2.121 million) for a term of ten years, and the principal is repayable after one year, in thirty six equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the first five years. At September 30, 2001, the amount outstanding was $1.9 million. All of the proceeds from the loans were received during 1999. (See Note 9—GOING CONCERN AND LOAN COVENANTS)

                On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to $1.7 million (DM 3.3 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.8% per annum. The interest is payable quarterly in Deutschemarks. 50% of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Other Assets." At September 30, 2001, the amount outstanding under this bank loan was $1.5 million. (See Note 9—GOING CONCERN AND LOAN COVENANTS)

                On June 29, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to $0.5 million (DM 1.0 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is repayable in 12 equal quarterly payments beginning June 2001 and bears interest at a rate of 5.8% per annum. The interest is payable quarterly in Deutschemarks. At September 30, 2001, the amount outstanding under this bank loan was $0.5 million. (See Note 9—GOING CONCERN AND LOAN COVENANTS)

                On July 20, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to $0.5 million (EURO 0.5 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 7.1% per annum. The interest is payable quarterly in EURO dollars. At September 30, 2001, the amount outstanding under this bank loan was $0.4 million. (See Note 9—GOING CONCERN AND LOAN COVENANTS)

                On December 19, 2000 the Company entered into a loan agreement with a German bank that provides for borrowings up to $0.2 million (EURO 0.3 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the German subsidiary. The principal balance is repayable in 12 quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in EURO dollars. At September 30, 2001, the amount outstanding under this bank loan was $0.2 million. (See Note 9—GOING CONCERN AND LOAN COVENANTS)

                The preceding German bank loans are collateralized by the production equipment, building and land owned by the German subsidiary.

                On September 21, 2001, the Company entered into a note payable agreement with the manufacturer of the Company’s PM7, located at its Tempe facility, for the remaining balance owed on the machine, in the amount of $0.96 million. The first installment on the note was paid on September 26, 2001 in the amount of $0.14 million. The remaining balance of the note will be paid in 16 monthly installments.

                Other long-term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

                Scheduled principal reductions of long-term debt for the balance of 2001 and the fours years following and thereafter, are as follows:

Year	Amount
2001 - fourth quarter	$3,715
2002 - annual	6,394
2003 - annual	4,479
2004 - annual	3,512
2005 - annual	787
Thereafter	6,339
Total	$25,226

                The Company incurred total interest expense of $0.6 million and $1.2 million in third quarter of 2001 and 2000, respectively, and $2.2 million and $3.6 million for the first nine months of 2001 and 2000 respectively. Of these amounts, the Company capitalized $0.0 million and $0.2 million in the third quarter of 2001 and 2000, respectively, and $0.04 million and $1.67 million for the first nine months of 2001 and 2000 respectively as part of the costs related to the construction of new production machines and facilities.

Note 6—Government Grant:

                The Company received a grant award (the "Grant"), from the State Government of Saxony in Germany (the "Grantor") in May 1999. The Grant provides for investment grants to a maximum amount of $9.9 million (DM 20.3 million). As of September 30, 2001, the Company had received approximately $4.9 million (DM 9.7 million) under this Grant and accounted for the Grant by applying the proceeds received against the cost of the German manufacturing facility. Additionally, the Company has received $0.9 million of government grants that have been recorded as an advance until the Company earns the grant through future expenditures. In addition, during 2000, the Company also received $1.0 million (DM 2.1 million) in investment allowances from the German government and those proceeds were applied as a reduction of the cost of the German manufacturing facility. The Company has received an additional $2.1 million (DM 4.4 million) in investment allowances from the German government in 2001. Those funds were applied as a reduction of the cost of the German manufacturing facility. The Company's total investment in the German operations at September 30, 2001 was $24.8 million (DM 52.2 million).

                The Grant is subject to the following requirements:

                a)             The grant is earmarked to co–finance the costs of the construction of a facility to manufacture XIR® film for the automotive glass industry, located at Grossroehrsdorf, Germany.

                b)            The construction period for the project is from March 15, 1999 to March 14, 2002.

                c)             The total investment should be at least $39.2 million (DM 80.3 million) excluding grants received.

                d)            The project must create at least 143 permanent jobs and 7 apprenticeships by March 15, 2002.

                In the event that the Company fails to meet the above requirements, the Grantor has the right to reclaim the Grant. Presently, the Company cannot determine the total investment that will be made in the German facility and is in the process of reviewing the total investment and timing thereof with the Grantor. The Company believes that it will not meet all of the conditions of the Grant due to the inability of the equipment manufacturer to provide the equipment in time to meet the mandated schedule, and the availability of financing to the Company. The Company has begun informal discussions with the Saxony government regarding amending the grant conditions, but is unable to predict the outcome and the impact, if any, on the Company's obligations under the grant.

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

Note 7—Segment Reporting:

                The Company operates in one segment, the advanced film coatings segment, and is organized for operating decision-making and performance assessment on the basis of products and services. It derives revenues from three product lines – Electronic Display, Automotive Glass and Architectural Products, as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000
Electronic display	$7,318	$15,343	$22,824	$36,017
Automotive glass	10,817	5,866	28,191	15,639
Architectural	4,642	5,152	11,421	12,742
Total net revenues	$22,777	$26,361	$62,436	$64,398

                The following is a summary of net revenues by geographic area for the third quarter of 2001 and 2000, and the first nine months of 2001 and 2000 respectively.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000
United States	$4,643	$4,607	$10,070	$9,987
South America	137	149	454	452
Pacific Rim	2,429	5,448	7,873	11,543
Japan	5,526	10,291	17,897	25,943
Europe	9,971	5,605	25,834	15,633
Canada	71	261	308	840
Total net revenues	$22,777	$26,361	$62,436	$64,398

Four customers accounted for 23.8%, 23.4%, 13.4% and  0.0%, respectively, of net sales in the nine months ended September 30, 2001, and 14.3%, 40.4%, 5.7% and 13.3%, respectively, in the comparable period ended October 1, 2000.

Note 8—Contingencies:

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

                The Company was named a defendant in a class action lawsuit filed on March 9, 1998 by Richard McKernan in the Superior Court of California, County of Santa Clara. The Company has reached a settlement with plaintiffs in the amount of $3.75 million, which will be funded by the Company’s insurance carrierThe insurance carrier has not indicated whether it intends to pursue the Company for reimbursement of the settlement amount. The cost of the defense of the McKernan action is being paid by the Company's insurer.

                The Company's German subsidiary is a defendant in a lawsuit filed by one of its suppliers on March 21, 2000 in a German court to seek payment of $0.9 million for engineering services rendered in connection with developing the initial plans for the German facility. The Company issued letters of award to the plaintiff amounting to $0.3 million prior to terminating plaintiff's services for not meeting the Company's expectations. The plaintiff claims fees for services rendered, including the costs of significant modifications and revisions requested by the Company calculated in accordance with the German Federal Schedule of Architects' fees. The plaintiff further alleges that the Company utilized plaintiff's planning work in further developing the plant. The Company believes that the suit is without merit and intends to vigorously defend its position. The Company has accrued $0.8 million as a liability on the balance sheet at September 30, 2001 in the event this amount will be awarded to the plaintiff.

                In August 2000, the Company, its Chief Executive Officer, Thomas G. Hood, and former Chief Financial Officer, Bill R. Finley, were named as defendants in seven lawsuits, all filed in the United States District Court for the Northern District of California (Docket Nos: C-00-2792-MMC; C-00-2795-BZ; C-00-2834-SC; C-00-20856-EAI; C-00-3007-EDL; C-00-3027-JCS; and C-00-3079-MMC) (the "Actions") all alleging violations of the federal securities laws. Each of the plaintiffs in the Actions alleges that he purchased shares of the Company's common stock and seeks to represent a class of shareholders who purchased shares during the period July 26, 2000 through August 1, 2000, such dates constituting the period from the Company's release of its financial results for the first quarter of FY 2000, to the date that it issued its press release announcing that it would be restating its financial statements for that quarter. The substantive allegations in each of the Actions are essentially the same, i.e., that the defendants knew, or were reckless in not knowing, that the Company's first quarter financial statements were in error and violated generally accepted accounting principles, and that as a result the putative class members purchased stock at artificially inflated prices and were damaged. In the third quarter of 2001, the parties reached agreement on a settlement, in the amount of $4.2 million, which has received final approval from the court. The negotiated settlement was paid entirely by the Company's insurers.

                In October 2000, the Company was served with a complaint entitled Hurd Millwork, Inc. v. Southwall Technologies, Inc., et. al., United States District Court, Northern District of California, Case No. C00-3820 (CRB). Hurd is a manufacturer of insulated glass units which incorporate Heat Mirror® film. Hurd alleges that various failures and deficiencies associated with the insulated glass units give rise to warranty and other consumer claims. Hurd is seeking monetary damages for past and future replacement costs, litigation expenses, and punitive damages. The complaint alleges $32 million in damages and $25 million in restitution. The Company believes Hurd's action to be without merit and intends to strenuously defend against it. The Hurd action is still in the early discovery phase and the Company is awaiting receipt of Hurd's production of relevant documents to support the suit. The Court has scheduled the trial for March 4, 2002. The defense of the Hurd action is being paid, in part, by the Company's insurers. The Company has agreed to pay the difference between its legal fees and the insurance company's legal fees. The Company believes the difference in legal fees is immaterial, therefore no amount has been accrued at September 30, 2001.

                In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business or its consolidated financial position or results of operations.

Note 9—Going Concern and Loan Covenants

Loan Covenants

                Pursuant to the Teijin guaranty, the German bank loans, and lease agreements described in Note 5, and related terms, conditions and covenants, the Company requested waivers from Teijin Limited, the German banks and the leasing company as discussed below, related to the Company's default, or event of default pursuant to these respective agreements or otherwise arising in connection with the Company's requirement to restate prior financial periods, the financial position of the Company reflected in such restated financial statements, the Company's failure to file its Form 10-Q for the second quarter of 2000 in a timely manner and trading halts or other actions taken or threatened to be taken by NASDAQ, or any law suits filed or threatened to be filed in connection with such restatements or late filings.

                On September 7, 2000, Teijin provided Southwall with a letter waiving any defaults through October 1, 2001 arising out of the Company's failure to comply with the Minimum Quick Ratio and Maximum Debt-To-Tangible Net Worth financial covenants. Further, Teijin waived any event of default related to the Company's requirement to restate prior financial periods, the financial position of the Company to be reflected in such restated financial statements, the Company's failure to file its Form 10-Q for the second quarter of 2000 in a timely manner, any trading halts or other actions taken or threatened by NASDAQ, or any lawsuits filed or threatened in connection with such restatements or late filings or otherwise. Teijin has not agreed to extend this waiver beyond the October 1, 2001 date. As a result, the Company has reclassified the Sanwa Loan, to which this guaranty applies, from long-term to current liabilities in the September 30, 2001 balance sheet. The Company has begun discussions with Teijin regarding amending, or waiving the financial covenants as of December 31, 2000. However, the Company can make no assurances regarding the successful outcome of those discussions.

                The Company received in October, 2000 from the German banks a waiver of the events of default pursuant to the German bank agreements but the German banks did not provide a waiver of the events of default or any rights it may have with respect to any further material adverse change in the financial condition of the Company resulting from the events of default and the German banks have reserved the right to terminate the loan agreements if the expectations relating to turnover and profit as provided by the Company do not occur and provide a cause for termination. The Company cannot currently determine with reasonable certainty whether it will be able to comply with these provisions and accordingly has reclassified these loans from long-term to current liabilities in the balance sheet.

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

Going Concern

                These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has significant current and long-term debt containing certain covenants, with which the Company has not complied, requiring the Company to obtain waivers and to classify, as a current liability, the debt for which waivers have not been obtained. The Company must meet certain commitments for debt service payments that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result of this uncertainty, the Company may not be able to meet its debt service obligations without additional financing. However, the Company can give no assurances it will be successful in obtaining the required additional financing on favorable terms, or upon any terms.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

                Except for the historical information contained herein, certain matters discussed in this Form 10-Q Report are forward–looking statements that involve risks and uncertainties, including those discussed below under "Risk Factors" and in the Company's Annual Report on Form 10-K/A. Actual results may differ materially from those projected. These forward–looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q Report. The Company disclaims, however, any intent or obligation to update these forward–looking statements.

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

                In 1996, we realized our first material revenue from the electronic display and automotive markets. For the nine months ended September 30, 2001 the automotive sector accounted for 45.2% of our revenues, with the electronic display products contributing 36.6% of our revenues and the architectural market accounting for the balance.

                Several factors affect our gross margins, including manufacturing efficiencies, product mix, product differentiation, inventory management, volume pricing, and the start-up of equipment and new plants. Over the past several years, each of these factors has contributed to margin volatility as we have added new capacity to meet the demand of our electronics and automotive markets.

Three Months Ended September 30, 2001 Compared with Three Months Ended October 1, 2000

Net revenues

                Net revenues decreased by $3.6 million, or 13.6%, to $22.8 million for the third quarter of 2001, from $26.4 million for the third quarter of 2000. Sales to the automotive market increased by $4.9 million, or 83.1%, to $10.8 million for third quarter of 2001, from $5.9 million for the third quarter of 2000. This increase was primarily attributable to increased production from the Company’s German operations. Sales to the electronic display market decreased by $8.0 million, or 52.3%, to $7.3 million for the third quarter of 2001, from $15.3 million for the third quarter of 2000. The decrease was the result of an on-going, worldwide slowdown in the sale and manufacture of personal computers. Sales to the architectural market decreased $0.6 million, or 11.5%, to $4.6 million for the third quarter of 2001, from $5.2 million for the third quarter of 2000. The decrease was primarily the result of the diversion of manufacturing capacity, previously used to produce products for the architectural market, to manufacture products for the automotive market.

Cost and expenses

                Cost of sales.  Cost of sales expense consists primarily of materials, production labor and machine overhead. Cost of sales decreased $3.8 million, or 19.6%, to $15.6 million for the third quarter of 2001, from $19.4 million in the third quarter of 2000. As a percentage of net revenues, cost of sales decreased to 68.4% of net revenues for the third quarter of 2001, from 73.5% of net revenues in the third quarter of 2000. The higher costs in 2000, as a percentage of revenues, was due to greater start-up costs in the Company's Tempe and German operations, higher Electronic Display product revenues, which have higher costs. Additionally, cost savings resulting from the reduction in force of the Tempe and Palo Alto operations effected during the first quarter of 2001, and manufacturing yield improvements realized during the third quarter of 2001 further contributed to the improvement in margin.

                Research and development expenses.  Research and development spending decreased $0.5 million, or 26.3%, to $1.4 million in the third quarter of 2001, from $1.9 million in the third quarter of 2000. Research and development expenses decreased to 6.1% of net revenues for the third quarter of 2001, from 7.2% of net revenues for the third quarter of 2000. The reduction was the result of cost containment measures taken by the Company.

                Selling, general and administrative expenses.  Selling, general and administrative expenses normally consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. These expenses decreased $2.9 million, or 51.8%, to $2.7 million in the third quarter of 2001, from $5.6 million for the same period in 2000. Selling, general and administrative expenses decreased to 11.8% of net revenues for the third quarter of 2001, from 21.2% of net revenues for the third quarter of 2000. The higher costs in 2000 were the result of accounting, legal and consulting costs incurred relating to the restatement of the Company’s financial results for 1999 and the first quarter of 2000.

Income (loss) from operations

                The Company realized a profit of $3.1 million for the third quarter of 2001, compared to a loss of $0.6 million for the third quarter of 2000. The increase in the Company’s profitability in the third quarter of 2001, compared to the same period last year, was attributable to professional fees incurred during the third quarter of 2000 related to the restatement of the Company’s financial results, and, during the third quarter of 2001,  improved manufacturing efficiency, revenue from the Company's German operations, in addition to cost savings resulting from the reduction in force of the Tempe and Palo Alto operations effected during the first quarter of 2001.

Interest (expense), net

                The Company incurred interest expense on borrowings of $0.6 million and $0.9 million in the third quarter of 2001 and 2000, respectively. The decrease in interest expense principally results from a reduction in borrowings under the Company’s revolving line of credit, and lower interest rates on bank debt.

Other income (expense), net

                Other income (expense), net includes rental income, interest income and foreign exchange transaction gains and losses. The Company recorded other expense of $35,800in the third quarter of 2001 compared with other expense of $3,800 in the corresponding 2000 period. Certain transactions with foreign suppliers are denominated in foreign currencies rather than U.S. dollars. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.

Income (loss) before provision for income taxes

                The Company reported a pre-tax profit of $2.4 million for the third quarter of 2001, compared to a pre-tax loss of $1.5 million for the third quarter of 2000. The improvement in performance was primarily due to additional revenue generated by the Company's German operations, tighter cost controls and improved manufacturing efficiency.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended October 1, 2000

Net revenues

                Net revenues decreased $2.0 million, or 3.1%, to $62.4 million for the first nine months of 2001, from $64.4 million for the first nine months of 2000. Sales to the Automotive market increased by $12.6 million, or 80.8%, to $28.2 million for the first nine months of 2001, from $15.6 million for the first nine months of 2000. This increase is primarily attributable to the increased revenue in the first nine months of 2001, from the Company’s German operations, which began limited production of commercial automotive product in December 2000. Sales to the Electronic Display market decreased by $13.2 million, or 36.7%, to $22.8 million for the first nine months of 2001, from $36.0 million for the first nine months of 2000. The decrease was the result of the worldwide slowdown in the sale and manufacture of personal computers. Sales to the Architectural market decreased $1.3 million, or 10.2%, to $11.4 million for the first nine months of 2001, from $12.7 million for the first nine months of 2000. The decrease was primarily the result of the loss of a North American manufacturer that represented approximately 6% of the Company's Heat Mirror sales, and the diversion of manufacturing capacity previously used to produce products for the Architectural market, to manufacture products for the Automotive market.

Cost and Expenses

                Cost of sales.  Cost of sales decreased $4.3 million, or 8.4%, to $46.8 million for the first nine months of 2001, from $51.1 million in the first nine months of 2000. As a percentage of net revenues, cost of sales decreased to 75.0% of net revenues for the first nine months of 2001, from 79.3% of net revenues in the first nine months of 2000. The higher costs in 2000, as a percentage of revenues, were due to greater start-up costs in the Company's Tempe and German operations, and higher Electronic Display revenues during 2000, which generally yield lower margins as a result of outside processing costs. Additionally, cost savings resulting from the reduction in force of the Tempe and Palo Alto operations effected during the first quarter of 2001 and manufacturing yield improvements realized in the first nine months of 2001 further contributed to the improvement in margin.

                Research and development expenses.  Our research and development spending decreased $1.0 million, or 20.0%, to $4.0 million in the first nine months of 2001, from $5.0 million in the first nine months of 2000. Research and development expenses decreased to 6.4% of net revenues for the first nine months of 2001, from 7.8% of net revenues for the first nine months of 2000. The decrease in the first nine months of 2001 was primarily attributable to reduced headcount and cost control measures introduced by the Company.

                Selling, general and administrative expenses.  These expenses decreased $2.3 million, or 21.5%, to $8.4 million in the first nine months of 2001, from $10.7 million in the first nine months of 2000. Selling, general and administrative expenses, as percentage of revenue, decreased to 13.5% for the first nine months of 2001, from 16.6% for the first nine months of 2000. The higher costs in 2000 were the result of accounting, legal and consulting costs incurred relating to the Company’s restated financial results.

Legal Settlement.

                In the second quarter of 2000, the Company accrued $0.4 million in settlement of a legal matter.

Income (loss) from operations

                Income from operations was $3.2 million for the first nine months of 2001 compared to a loss of $2.8 million for the first nine months of 2000. The improvement was due to improved manufacturing efficiency cost reduction programs put in place in the Palo Alto and Tempe operations, and a reduction in professional fees incurred during the third quarter of 2000.

Interest (expense), net

                The Company incurred net interest expense on borrowings of $2.2 million and $2.0 million for the first nine months of 2001 and 2000, respectively, and capitalized interest incurred in connection with construction in process of $0.04 million and $2.6 million for the first nine months of 2001 and 2000, respectively. The increase in net interest expense principally results from the completion of construction in process related to the German and Tempe plants in late 2000.

Other income (expense), net

                Other income (expense), net includes rental income, interest income and foreign exchange transaction gains and losses. The Company recorded other income of $1.3 million for the first nine months of 2001, compared with $0.02 million in the corresponding 2000 period. Certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen) rather than U.S. dollars. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.

Income (Loss) before provision for income taxes

                The Company recorded a pre-tax profit of  $2.4 million for the first nine months of 2001, compared to a pre-tax loss of $4.8 million for the first nine months of 2000, due to additional revenue generated by the Company's German operations, and higher revenues from the Automotive market, partially offset by a decrease in revenue from the Electronic Display market.

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

                In the first quarter of 2000, our second machine at Tempe (PM6) began to produce limited amounts of film for commercial use. An additional machine (PM7) was delivered to Tempe in the third quarter of 2000, and it has been partially funded by a note payable to the manufacturer of the machine . Additionally, we took possession of our new facility in Germany in May 2000, where PM8 was installed in the third quarter and PM9 was installed in 2001. PM8 commenced production of commercial product in December of 2000, and PM9 began limited commercial production in the second quarter of 2001. The Company expects that the remaining installments on the machines will be paid from committed German bank loans. Presently, the Company can not predict the total investment that will be made in the German facility and is in the process of reviewing the total investment and timing thereof. The Company believes that it will not meet all of the conditions to the Grant. The Company has begun discussions with the Saxony government regarding amending the conditions associated with the grants, however, the Company is unable to predict the outcome of these discussions, and the impact, if any, on the Company's obligations under the grant. See "Risk Factors—Our ability to meet future cash requirements may depend on our ability to retain grants received to date from the German Government."

                In the first nine months of 2001, the Company spent approximately $2.6 million in capital expenditures, primarily in its German operations on PM9. The $2.6 million in capital expenditures made during the first nine months of 2001, is net of $2.1 million in investment allowances received during the third quarter of 2001, which relates to capital expenditures made by the Company during 2000.  (See Note 6 - Government Grant)  The Company's total capital expenditures in 2001 are expected to be less than $4.0 million, and the expenditures are expected to be used to expand production capacity, acquire personal computers for additional employees and upgrade the Company's computer network.

Liquidity

                Operating activities generated $0.2 million during the first nine months of 2000. In the first nine months of 2001, operating activities generated $8.3 million in cash. Included in capital lease obligations on the balance sheets are $1.0 million of proceeds from a sale-leaseback transaction in 1999. This amount was withheld by the lessor and classified in "Other Assets", and will not be released until the Company meets certain financial covenants. Furthermore, 50% of the proceeds from a $1.6 million loan from a German bank are restricted in an escrow account for the duration of the loan period and are classified in "Other Assets." The Company has reclassified to "Restricted Cash" that portion of cash, $1.2 million, which is restricted to payments for the facility in Germany.

                The following table sets forth the material terms of our short and long-term indebtedness at September 30, 2001:

Description

	Rate	Maturity	Balance at September 30, 2001	Scheduled Principal Payments Remaining for 2001	Start Date
Financing Line of Credit			$5,498
Long-term debt
Promissory note dated May 6, 1997	LIBOR +.4375	(1)	8,750	$1,250	May 2001
Sales-leaseback agreement dated July 19, 1999	13.0%	(2)	2,321	711	April 2000
Sales-leaseback agreement dated October 19, 1999	13.0%	(3)	2,446	1,374	March 2000
German bank loan dated May 12, 1999	6.1%	(4)	2,568	78	March 2001
German bank loan dated May 28, 1999	7.1%	(5)	2,284	-	December 2009
German bank loan dated May 28, 1999	3.8%	(6)	1,303	-	March 2001
German bank loan dated December 1, 1999	7.2%	(7)	1,937	54	December 2001
German bank loan dated August 14, 1999	5.8%	(8)	1,541	-	June 2009
German bank loan dated June 29, 2000	5.8%	(9)	552	52	June 2001
German bank loan dated July 20, 2000	7.1%	(10)	389	39	June 2001
German bank loan dated December 19, 2000	7.5%	(11)	236	-	March 2002
Note Payable dated September 21, 2001	-	(12)	820	150	September 2001
Other equipment financings			79	8
Total long-term debt	-	-	25,226	3,716
Less current portion			8,204
Less long-term portion-reclassified to current			17,022
Long-Term Debt			$0

___________

(1)           We are required to make equal semi–annual repayments from May 2001 through November 2004.

(2)           We are required to make equal monthly principal payments over the 36–month term of this financing.

(3)           We are required to make equal monthly principal payments over the 24–month term of this financing.

(4)           We are required to make equal quarterly principal payments over the 9–year repayment term of this financing starting
March 31, 2001.

(5)           We are required to make equal semi–annual principal payments for ten years from December 2009 through June 2019.

(6)           We are required to make semi–annual principal payments for six years from March 2001 through September 2006.

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

(11)         We made a payment of $139.8 thousand in September 2001. We will make equal monthly payments of $50.0 thousand from October 2001 through December 2002, and a final payment of $69.8 thousand in January 2003.

(12)         Represents the portion of long–term debt that has been reclassified into current liabilities as a result of lenders not granting waivers for failure to meet certain covenants.

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

                The promissory note dated May 6, 1997 is payable to a bank and guaranteed by Teijin Limited, a stockholder and one of our suppliers. The Teijin guarantee is collateralized by certain equipment in the Company's Tempe manufacturing facility, and our inventory to the extent necessary to cover 120% of the outstanding loan balance based on the net book value of the inventory. The guarantee subjects us to certain financial and other covenants, including covenants relating to our tangible net worth, our debt to tangible net worth, profitability and the ratio of our cash, cash equivalents and short term investments to our total current liabilities. At December 31, 2000, we were not in compliance with the financial covenants relating to our minimum net worth, the ratio of our debt to equity, the ratio of our cash, cash equivalents and short-term investments to current liabilities, and the requirement that Company be profitable. The Company received a waiver for failure to comply with these covenants through October 1, 2001. Teijin did not extend the waiver. Accordingly, the Company has reclassified the long-term balance from long-term debt to current liabilities in the balance sheet. The Company has begun discussions with Teijin regarding amending the financial covenants of this loan agreement. However, the Company can make no assurances regarding the successful outcome of the those discussions. Beginning in 2001, the Company is obligated to make two principal payments of $1.25 million each in May and November. The Company made the first principal payment of $1.25 million on May 7, 2001, and will pay the second installment of $1.25 million in November 2001. The Company will also make principal payments of $2.5 million each in 2002, 2003 and 2004.

                We have provided the lessor under our sales–leaseback financings a $0.5 million irrevocable standby letter of credit to collateralize our obligations under the sales–leaseback agreements. The letter of credit will not expire before January 1, 2002. In addition, $1.0 million of the amount to be received from the lessor was withheld pending our meeting certain financial conditions.

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

Going Concern

                These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has significant current and long-term debt containing certain covenants, with which the Company has not complied, requiring the Company to obtain waivers and to classify, as a current liability, the debt for which waivers have not been obtained. The Company must meet certain commitments for debt service payments that raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result of this uncertainty, the Company may not be able to meet its debt service obligations without additional financing. However, the Company can give no assurances it will be successful in obtaining the required additional financing .

Item 3—Quantitative and Qualitative Disclosures about Market Risk

                The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

 FINANCING RISK.  The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's term loans which are tied to the London Interbank Offered Rate ("LIBOR") and bank line of credit which is tied to the prime rate. The Company's German subsidiary also has several fixed-rate term loans that are denominated and repayable in Deutschemarks. Fluctuations in interest rates may adversely impact the interest expense expected for the Company. At September 30, 2001, the Company had one loan with a variable interest rate. The effect of a 10% fluctuation in the interest rate for this loan would have an impact of less than $75,000. The effect of interest rate fluctuations on the Company during the first nine months of 2001 was not material.

 INVESTMENT RISK.  The Company invests its excess cash in certificates of deposit and money market accounts and, by policy, limits the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any floating rate securities would have an adverse impact of less than $100,000.

 FOREIGN CURRENCY RISK.  International revenues amounted to 83.9% of the Company's total sales in the first nine months of 2001 and, by policy, the Company limits foreign currency risk by requiring all sales to be denominated in U.S. dollars. Sales from the German subsidiary are currently denominated in U.S. dollars, but will likely be denominated in EUROs beginning in 2002. Certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen), rather than U.S. dollars. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

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

                •              fluctuating customer demand, which is influenced by a number of factors, including general economic conditions in the sputtered thin–film coatings industry, market acceptance of our products and the products of our customers and end–users, changes in the product mix demanded and offered, and the timing, cancellation or delay of customer orders and shipments;

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

                The Company has an agreement to receive a grant award (the "Grant"), which was approved by the State Government of Saxony in Germany (the "Grantor") in May 1999. The agreement provides for investment grants to a maximum amount of $9.9 million (DM 20.3 million). As of September 30, 2001, the Company had received approximately $4.9 million (DM 9.7 million) under this Grant and accounted for the Grant by applying the proceeds received against the cost of the German manufacturing facility. The Company has received $0.9 million of Grants that has been recorded as an advance until the Company earns this portion of the Grant through future expenditures.

                The Company believes that it may fail to meet certain requirements in connection with the grants (see Note 6—Government Grant), in which event the Grantor would have the right to reclaim the Grant. In particular, the Company can not determine whether the total investment that will be made in the German facility will satisfy the condition to the Grant, but expects that it will not and is in the process of reviewing the total investment and timing thereof with the Grantor. The Company has had informal discussions with the Saxony government, but is unable to predict the outcome of these discussions, and the impact, if any, on the Company's obligations under the grant. If the Company breaches the covenants under the Grant, the Grantor may withhold the remaining portions of the Grant, or seek repayment of amounts previously granted. Either event would have a material, adverse effect on the Company.

We may not be able to bring new machines online effectively in our manufacturing operations to meet increasing capacity requirements.

                We expanded our manufacturing capacity through the purchase of two new productions machines for our Tempe facility in 1999, one of which began production in the first quarter of 2000 and the other of which is scheduled to begin production in the first half of 2002. The first machine in our new Dresden manufacturing facility began commercial production in the fourth quarter of 2000. The second machine began production in the second quarter of 2001. In the past, we have experienced significant problems during the initial phases of operating a new machine. We have taken substantial write-offs of inventory and incurred substantial expenses in connection with the resolution of these problems. If we encounter similar problems with new machines, our production capability and our operating results will suffer.

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

                We manufacture all of our products using materials procured from third–party suppliers. Certain of these materials are obtained from a limited number of sources. For example, the substrates we use in the manufacture of our Heat Mirror product is only currently available only from one qualified source, Teijin, holder of approximately 8.1% of our common stock. The substrates used in the manufacture of our anti-reflective film is currently available from only two qualified sources, Teijin and Di Nippon Printing. The loss of either of these current sources could adversely affect our ability to meet our scheduled product deliveries to customers. In addition, any interruption in the operations of vendors of certain other materials could also adversely affect our ability to meet our scheduled product deliveries to customers. If we are unable to obtain a sufficient supply of materials from our current sources, we could experience difficulties in obtaining alternative sources quickly or in altering product designs to use alternative materials. In the case of several materials, it takes a great deal of time to qualify new suppliers. Delays or reductions in product shipments could damage our relationships with our customers. Further, a significant increase in the price of one or more of these materials could have a material adverse effect on our operating results.

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

                •              the development of new materials that improve the performance of thin–film coated glass; and

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

Power outages which currently impact companies with facilities in California may adversely affect our California facilities.

                Part of our facilities are located in the State of California, and we rely on a continuous power supply to conduct operations. California's current energy crisis could substantially disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. Blackouts could intermittently and temporarily affect our ability to continue operations at our facilities. Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase, which will have a negative effect on our operating results.

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

Recent accounting pronouncements

                In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the impairment, or Disposal of Long-Lived Assets" which required it to be applied starting with years beginning after December 15, 2001. SFAS 144 requires, amongst other things, the application model for long-lived assets that are impaired, or to be disposed of by sales. The adoption of SFAS 144 is not expected to have a significant impact on the Company's financial statements.

PART II OTHER INFORMATION

Item 1—Legal Proceedings and Other Matters

                Litigation filed against the Company was described under Item 3 in the Company's Form 10-K/A filed on April 11, 2001. Subsequent to such filing, the Company received final approval from the Court on the settlement of the shareholder in the amount of $4.2 million. The negotiated settlement was paid entirely by the Company’s insurers. No other material developments have occurred with respect to the litigation described therein. See Note 8 - Contingencies.

                In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business or its consolidated financial position or results of operations.

Item 2—Changes in Securities

                None

Item 3—Defaults upon Senior Securities

                Not applicable

Item 4—Submission of Matters to a Vote of Stockholders

                No matters were submitted to a vote of security holders during the quarter ended September 30, 2001.

Item 5—Other Information

                Not applicable

Item 6—Exhibits and Reports on Form 8–K

                (a)           Exhibits

                    Exhibit

                    Number             Item

                                10.96       Digeo, Inc. sublease agreement

                                10.97       Energy Conversion Devices note payable

                (b)           Reports on Form 8-K

                None

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2001	Southwall Technologies Inc

By:

/s/ Thomas G. Hood
Thomas G. Hood
President and Chief Executive Officer

By:

/s/ Robert R. Freeman
Robert R. Freeman
Senior Vice President and Chief Financial Officer