Form 10-K405
period 2001-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2002-04-01
CIK 813619

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

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

Common Stock
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on March 15, 2002 (based upon the closing sales price of the Common Stock on the Nasdaq National Market System on such date) was $99,866,467. For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of March 15, 2002, and Common Stock held by officers and directors of the registrant has been excluded in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

        The number of shares of the registrant's Common Stock outstanding on March 15, 2002 was 8,457,526.

SOUTHWALL TECHNOLOGIES INC.

2001 ANNUAL REPORT ON FORM 10-K

Table of Contents

        As used in this report, the terms "we," "us," "our," "Southwall" and the "Company" mean Southwall Technologies Inc. and its subsidiaries, unless the context indicates another meaning.

        This report contains forward-looking statements that are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include statements relating to:

  •
  our strategy, future operations and financial plans, including, without limitation, our plans to install and commercially produce products on new machines;

  •
  future applications of thin film coating technologies and our development of new products;

  •
  our expectations with respect to future grants, investment allowances and bank guarantees from the Saxony government;

  •
  our projected need for additional borrowings and future liquidity;

  •
  our competition; and

  •
  our projected capital expenditures.

        You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe the expectations reflected in our forward-looking statements are reasonable as of the date they are being made, we cannot guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements.

PART I

ITEM 1. BUSINESS

Overview

        We are a global developer, manufacturer and marketer of thin film coatings for the automotive glass, electronic display and architectural markets. We have developed a variety of products that control sunlight in automotive glass, reduce light reflection and improve image quality in electronic display products and conserve energy in architectural products. Our products consist of transparent solar-control films for automotive glass, anti-reflective films for computer screens, including flat panel and plasma displays, transparent conductive films for use in touch screen and liquid crystal displays, energy control films for architectural glass, and various other coatings.

Products

        The following table describes the markets into which we sell our products, the applications of our products, our product families, key features of our various products and representative customers.

PRODUCT TABLE

MARKET	APPLICATION	FILM PRODUCTS	KEY FEATURES	REPRESENTATIVE CUSTOMERS
Automotive Glass	Windscreens, side windows, and back windows	Infrared reflective (XIR 70 and XIR 75)	• Transmits 70% or 75% visible light • Reflects 85% of infrared heat energy	• Saint Gobain • Pilkington PLC
	After-market installation	Solis/V-KOOL	• Transmits 70% or 75% visible light • Reflects 85% of infrared heat energy	• Globamatrix
Electronic Display	Flat screen monitors and TVs	Anti-reflective absorbing (ARA)	• Pigmented film • 8X reduction in light reflection	• Mitsubishi Electric Corporation • Polar Vision
• High picture quality
	Liquid crystal display (LCD) screens	Anti-reflective clear (ARC)	• Clear anti-reflective product	• Sumitomo Chemicals • Polar Vision
	LCD reflector for lighting sources	Silver reflecting	• 95% Reflecting • Light-weight mirror	• Mitsui Chemicals • Marubeni
	Plasma display panels (PDP)	Infrared reflective (XIR 70) Anti-reflective clear (ARC)	• Clear and Conductive • Clear infrared blocking	• Mitsui Chemicals
Architectural	New and retrofit residential and commercial windows and doors	Suspended Heat Mirror	• Cool in summer • Warm in winter • UV blocking • Noise reducing	• Kensington • Hankuk • Hurd • Edge Seal
	Commercial buildings	Laminated (XIR70 HT)	• Infrared reflecting • UV blocking • Cool in summer • Noise reducing	• Gulf Glass Industries • Cristales Curvados
	After-market installation	Solis/V-KOOL	• Infrared reflecting • UV blocking • Cool in summer • Noise reducing	• Globamatrix

Automotive glass products

        Direct-to-glass sputtering for automotive windshields is not well developed because of the need to bend the glass before it can be coated and then applied to an automobile. Coating flat glass and then bending it to match complex automobile designs is also difficult due, in part, to the stress on the thin film during the bending, heating and cooling process. However, coating flat glass and then bending it is the method preferred by most glass producers. Sputter coated flexible substrates that we produce can be applied to windshields with different curvatures and incorporated into most in-line windshield production process used by glass companies today. Our net revenues from sales of automotive glass products were $19.5 million in 1999, $20.2 million in 2000, and $37.4 million in 2001.

        Infrared reflective films.    Our XIR coated solar-control film is a transparent, sputter-coated, polyester film used in laminated glass for automobiles. The film has a patented, transparent solar-control coating on one side and a proprietary adhesion-promotion layer on the other.

        Applied solar-control films.    Our Solis/V-KOOL solar-control films for aftermarket installation for automotive glass utilizes our XIR technology. The product is applied to existing windows and has a protective hard coat over the patented, transparent solar-control coating on one side and the adhesion layer on the other.

Electronic display products

        Our sputter coated substrates offer the high optical quality necessary for higher resolution electronic displays. Our substrates can be easily cut into different shapes and sizes, providing increased flexibility for our customers. In addition, our products can effectively reduce undesirable or potentially harmful emissions without affecting the resolution of the display. Our net revenues from sales of electronic display products were $16.0 million in 1999, $47.7 million in 2000, and $29.7 million in 2001.

        Anti-reflective films.    Our anti-reflective films minimize reflection of visible light and electromagnetic radiation while allowing high picture quality. Our anti-reflective absorbing, or ARA, films are pigmented and used in flat screen monitors. Our anti-reflective clear, or ARC, films are clear and used in LCD screens.

        Silver reflecting films.    Our light-weight silver reflecting film is a mirror-like product used as a reflector in LCD backlit screens.

        Transparent conductors.    XIR films are used in the PDP markets to block near-infrared and electromagnetic radiation from the display. Our ALTAIR-M films are used in products such as touch panels, liquid crystal displays and electroluminescent displays where the circuit or conductive material must not obscure the screen. ALTAIR films are also used in electromagnetic interference shielding, infrared rejection and electrostatic discharge packaging applications.

        Architectural products.    Windows containing our Heat Mirror product have approximately two to five times the insulating capacity of conventional double-pane windows. They also provide high levels of solar shading while transmitting a high percentage of visible light. In addition, our products also offer ultraviolet protection and reduce noise and condensation build-up. Architectural glass manufacturers are looking for ways to improve insulation without adding numerous panes of glass that are impractical to lift and cannot be supported by a structure's frame. This drives the need for thin film inside the glass that is a high performance insulator at a fraction of the weight of the glass. Our net revenues from sales of architectural products were $19.1 million in 1999, $17.4 million in 2000, and $15.9 million in 2001.

        Suspended Heat Mirror films.    Our Heat Mirror films provide a variety of shading and insulating properties as well as ultraviolet damage protection. Windows are the primary areas of heat loss in winter and a major source of heat gain in summer. Heat Mirror films, which are sold in rolls to window manufacturers, are suspended in the airspace between sealed double-pane residential and commercial windows. We have developed proprietary film-mounting technology, which we license to window fabricators. There are a total of 66 Heat Mirror licenses in approximately 20 countries. We currently offer 12 different Heat Mirror films for architectural applications.

        Laminated films.    Our thin film coated flexible substrates are laminated between panes of glass and perform similarly to our XIR solar control films for automobiles. This film is currently sold primarily to fabricators of laminated window glass for large commercial building applications such as airports, office buildings, and museums. We have sold a total of 20 licenses of this architectural film product in approximately 15 countries.

        Applied solar-control films.    Our XIR coating for architectural applications is Solis/V-KOOL solar-control films for the architectural glass aftermarket. This product is applied to existing windows and has a protective hard coat over the patented, transparent solar-control coating on one side and an adhesion layer on the other. Solis/V-KOOL is sold through a world wide distribution network of companies owned or affiliated with Globamatrix.

Sales and Marketing

Markets

        Primary markets for the thin film coated substrates that we manufacture are the automotive glass, electronic display and the architectural markets. Advances in manufacturing processes coupled with improved thin film deposition technologies in the automotive glass and electronic display markets are decreasing production costs, allowing thin film coated substrates to more cost-effectively address these markets.

        Automotive glass products.    Thin film coated substrates sold in this market reflect infrared heat. These coatings allow carmakers to use more glass and increase energy efficiency by reducing the demand on a vehicle's air conditioning system, as well as improving thermal comfort in the vehicle. Thin film coated substrates in this market are sold primarily to original equipment manufacturers, or OEMs, for sale to European manufacturers of new cars and trucks for worldwide distribution. These substrates are also sold to independent glass manufacturers as part of a large aftermarket for replacement automobile glass. In addition, thin film coated substrates for retrofit application to the inside surface of a vehicle window are sold through resellers who install the film.

        Nearly all automotive glass in the world uses some degree of tint or coloration to absorb light and solar energy, thus reducing solar transmission into the vehicle. This tint is usually created through the mixing of inorganic metals and metal oxides into the glass as the glass is produced. The cost of adding these materials is very low, but the solar control benefit is limited by the fact that solar energy is absorbed in the glass, causing the glass to heat up which eventually increases the temperature of the inside of the automobile.

        Electronic display products.    Thin film coated substrates sold in this market primarily reduce glare caused by reflection from glass surfaces, improve contrast and image quality, and reduce electromagnetic emission and build up of static charge on the computer display screen. Thin film coated substrates are used in cathode ray tubes, liquid crystal and plasma displays, and in applications such as touch screens, wireless telephones and automated teller machines. Thin film coated substrates in this market are generally sold to OEMs, which apply the film to flat screens. We began commercial production for the electronic display market in 1996.

        Architectural products.    Thin film coated substrates sold into this market are primarily used to control the transmission of heat through window glass, as well as to limit ultra-violet light damage.

Window glass is a particularly poor thermal barrier. The primary source of heat build-up and loss in buildings is through the glass windows. Our original business, in which we began volume production in 1979, focused on this market.

Distribution channels

        We sell our automobile and electronic display products to original equipment manufacturers, or OEMs, in North America, Europe, the Middle East and Asia, principally through our own direct sales force and sales representatives. Mitsui Chemicals is our licensee and distributor for certain of our electronic products in Japan and Taiwan. Mitsui also has exclusive manufacturing rights for certain of our electronic products in Japan using our proprietary sputtering technology.

        We supply our Heat Mirror architectural products to approximately 66 insulated glass and window fabricators and distributors worldwide. Our proprietary mounting technology is licensed to our customers, who use special equipment for the manufacture of Heat Mirror-equipped windows. Our field services organization assists customers in the manufacture of Heat Mirror-equipped windows. In North America, we also promote our Heat Mirror product line through approximately 44 regionally based architectural glass sales representatives.

        International revenues amounted to approximately 78%, 85% and 87% of our net revenues during 1999, 2000 and 2001, respectively. The principal foreign markets for our products in 2001 were Japan ($26.8 million), France ($19.8 million), Germany ($8.6 million) and Singapore ($6.4 million).

Warranties

        We offer warranties on our products which we believe are competitive for the markets in which those products are sold. The nature and extent of these warranties depend upon the product, the market, and in some cases the customer being served. We carry liability insurance. However, our insurance does not cover warranty claims and there can be no assurance that our insurance will be sufficient to cover all liability claims in the future or that the costs of this insurance or the related deductibles will not increase materially.

Customers

        Our customers include many of the world's leading OEMs in the automotive glass and electronic display markets. We primarily use a single distributor, Globamatrix, for our automotive and the architectural retrofit products.

        Our customers in the automotive glass market include Saint Gobain and Pilkington PLC, which sell glass to automobile manufacturers including Daimler Chrysler, Renault, Audi, BMW, Volvo, Volkswagen and the PSA Group (which includes Peugot and Citroen). Our customers in the electronic display market include Mitsubishi Electric Corporation and Mitsui Chemicals. In 2001, our customers in the architectural market included approximately 83 fabricators of insulated glass units and laminated glass for architectural applications.

        A small number of customers have accounted for a substantial portion of our revenues. Our ten largest customers accounted for approximately 69%, 85% and 85% of our net product sales in 1999, 2000 and 2001, respectively. In 2001, three customers, Saint Gobain, Mitsubishi, and Pilkington, each accounted for more than 10% of our net revenues. Because of our fixed costs, the loss of, or substantial reduction in orders from, one or more of these customers would have a material adverse affect on our profitability and cash flow. The timing and amount of sales to these customers depends on sales levels and shipping schedules for the OEM products into which our products are incorporated. We have no control over the shipping dates or volume of products shipped by our OEM customers, and we cannot be certain that they will continue to ship products that incorporate our products at current levels or at all. In addition, we rely on our OEM customers to timely inform us of opportunities to develop new products that serve end-user demands.

Research and Development

        In a sputtering process, a solid target and a substrate are placed in a vacuum chamber. By adding a small amount of process gas, typically argon, to the chamber and negatively charging the target, the process gas is ionized and a plasma discharge is formed. The positively charged gas ions strike the solid target with enough force to eject atoms from its surface. The ejected target atoms condense on the substrate and a thin film coating is constructed atom by atom. By placing a magnet behind the target, the electrons in the ionized plasma are confined to a specific region on the target enhancing the creation of ionized gas atoms and increasing the efficiency of the target atom ejection process. By using different targets as the substrate moves through the vacuum chamber, we can create a multi-layered coating, or stack.

        If the process gas is inert, such as argon, the coating will have the same composition as the target material. As an example, many of our coatings have a layer of silver in the stack. However, by adding a reactive gas such as oxygen or nitrogen to the process, it is possible to create metal oxide or metal nitride coatings from a metal target. Our XIR coatings are multiple layered coatings consisting of alternating layers of silver and indium oxide.

        Our research and development activities are focused upon the development of new proprietary products, thin film materials science, and deposition process optimization and automation. Our research and development expenditures totaled $5.2 million, $6.7 million and $5.5 million, or approximately 9.6%, 7.9%, and 6.6% of total net revenues, during 1999, 2000 and 2001, respectively.

        Although our production systems are built by outside vendors, we work closely with our vendors on the detailed implementation of the production machine designs. Our experience with designing production systems is critical for the proper construction of these machines. Once a new machine is installed and accepted by us, our engineers are responsible for starting up the machine and transitioning the system into commercial production to help produce stable manufacturing yields.

        We rely extensively upon trade secrets and know-how to develop and maintain our competitive position. We have 29 patents and 7 patent applications pending in the United States and 39 patents and more than 50 patent applications pending outside the United States that cover materials, processes, products and production equipment. Of our existing patents, two U.S. patents and three international patents will expire in the next three years. We also seek to avoid disclosure of our know-how and trade secrets through a number of means, including requiring those persons with access to our proprietary information to execute nondisclosure agreements with us. We consider our proprietary technology, as well as its patent protection, to be an important factor in our business.

Manufacturing

        The table below provides information about our current and proposed production machines and the class of products that each is currently tooled to produce.

Our Production Machines

Status	Machine Number	Location	Primary Markets For Current Production	Year Commercial Production Initiated/Expected	Estimated Annual Capacity (Millions of Sq. Ft.)(1)
Existing	PM 1(2)	Palo Alto	Research and development	1980	—
	PM 2	Palo Alto	Architectural and electronic display	1982	6.0
	PM 3(3)
	PM 4A	Palo Alto	Automotive and architectural	1991	12.0
	PM 4B	Palo Alto	Automotive and architectural	1991	12.0
	PM 5	Tempe	Electronic display	1997	6.5
	PM 6	Tempe	Automotive and electronic display	2000	13.0
	PM 7(4)	Tempe	Electronic display	2002	3.0
	PM 8	Dresden	Automotive	2000	16.0
	PM 9	Dresden	Automotive	2001	16.0
Future	PM 10(5)	Dresden	Automotive	2003	16.0

(1)
Estimated annual capacity represents our estimated yields based on our historical experience and anticipated product mix. The amount of product for which we have orders and which we actually produce in any year may be materially less than these estimates.
(2)
Beginning in 2002, we intend to use PM 1 primarily for research and development rather than commercial production.
(3)
We sold PM 3 to a third party in 1995.
(4)
We expect this PECVD-based production machine to be in commercial production by the third quarter of 2002. This machine will be used primarily to apply the final coating on electronic display products produced on our other machines.
(5)
We have ordered PM 10 and expect it to be installed and begin commercial production by the first quarter of 2003.

        We also have two small-scale sputtering machines in Palo Alto which are used for pre-production qualification and limited production, when they are not used for their primary research and development function. In Tempe, we also employ a wet coating and laminating machine, which is used to apply various topcoats and adhesives, and for lamination of liner films.

        We recently received ISO 9001/1994 certification of all of our U.S. production facilities. In addition, our Dresden facility has received ISO 9001/2000 certification.

Environmental Matters

        We use hazardous materials in our research and manufacturing operations and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at all of our production facilities in compliance with applicable environmental laws. In addition, we have in place procedures that we believe enable us to deal properly with the gasses emitted in our production process, and we have implemented a program to monitor our past and present compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations may require us to make substantial expenditures for compliance with chemical exposure, waste treatment or disposal regulations.

Suppliers and Subcontractors

        We manufacture our products using materials procured from third-party suppliers. We obtain certain of these materials from limited sources. For example, we believe the substrates we use in the manufacture of the Heat Mirror product is currently available from one qualified source, Teijin Limited, holder of approximately 7.9% of our common stock, as of March 29, 2002. The substrates used in the manufacture of our anti-reflective film are currently available from only two qualified sources, Teijin and Dai Nippon Printing. The loss of these current sources could adversely affect our ability to meet our scheduled product deliveries to customers. In each case, alternative sources of supply are being pursued; however, it takes approximately 18 to 24 months for us to qualify a new supplier and we may not be able to successfully develop alternative sources of supply.

        We rely on third-party subcontractors to add properties, such as adhesives, to some of our products. There are only a limited number of qualified subcontractors that can provide some of the services we require. A significant increase in the price charged by one or more of our subcontractors could force us to raise prices on our products or lower our margins, which could have a material adverse effect on our operating results.

        Furthermore, our production machines are large, complex and difficult to design and assemble. It can take up to a year from the time we order a machine until it is delivered. Following delivery, it can take us, with the assistance of the manufacturer, up to six additional months to test and prepare the machine for commercial production. There are a limited number of companies that are capable of manufacturing these machines to our specifications. Our inability in the future to have new production machines manufactured and prepared for commercial production in a timely manner would have a material adverse effect on our business.

Backlog

        Our backlog primarily consists of purchase orders for products to be delivered within 90 days. As of December 31, 2001, we had a backlog of orders able to be shipped over the next 12 months of approximately $19.3 million. None of these orders are firm orders and all are subject to cancellation. For these reasons, these orders may not be indicative of our future revenues.

Competition

        The thin film coatings industry and the markets in which our customers compete experience rapid technological change, especially the electronic display market. Adoption by our competitors of new equipment or process technologies could adversely affect us. We have a number of present and potential competitors, many of which have greater financial resources and greater selling, marketing and technical resources than we possess.

        Automotive glass market.    Solar control products in the automotive OEM market are provided by large, worldwide glass laminators who typically have divisions also selling products to the commercial flat glass industry. Several of these companies, such as PPG, Pilkington PLC, Saint Gobain, Asahi, Guardian, and Glaverbel, have direct-to-glass sputtering capability. In the applied film segment of the automotive market, companies such as 3M, Bekaert, CP Films (a subdivision of Solutia), and Lintec produce competitive solar control products that are widely accepted in the market. In addition, during 2001, 3M entered the automotive solar control market with an all-polymer film. Although this non-metallic film is completely corrosion resistant, its many layers may delaminate. We may also be subject to future competition from companies that are able to infuse glass with solar control properties.

        Electronic display market.    Competitors in the electronic display market include companies developing new coatings, such as wet coatings, for flat panel displays, as well as competitors who supply sputter coated films similar to those produced by us. Customers' selection of anti-reflective products is driven by quality, price and capacity.

        Architectural market.    Products that provide solar control and energy conservation have been available to this market for almost 20 years. Since our introduction of our Heat Mirror suspended film product in 1979, large glass producers such as Guardian, PPG, Appogee, Glaverbel, and Asahi, have produced their own direct-to-glass sputtered products that provide solar control and energy conservation similar to our Heat Mirror product.

        We believe we compete principally on the basis of:

  •
  A tested process of creating superior sputtered thin film coatings for products in several markets;

  •
  Our ability to easily alter the format of our products, providing our customers with inventory versatility and higher production yields;

  •
  Our expertise in substrates and coating materials;

  •
  Our access to specialized design and manufacturing technology expertise, giving us the ability to customize our products to meet customer specifications; and

  •
  Our ability to make continuous process and system improvements resulting in cost savings, better yields, and more efficient production.

Employees

        As of March 27, 2002, we had 289 full-time employees, of whom 40 were engaged in engineering, 204 in manufacturing, and 45 in selling, general management, finance and administration. We are highly dependent upon the continuing services of certain technical and management personnel. None of our employees is represented by a labor union. We consider our employee relations to be good.

ITEM 2. PROPERTIES

        Our administrative, marketing, engineering and manufacturing facilities are located in five buildings totaling approximately 119,000 square feet in Palo Alto, California, and one building of approximately 55,000 square feet in Tempe, Arizona. The buildings in Palo Alto are occupied under leases that expire from 2002 to 2005, with options to extend some of these leases for terms expiring through 2009. The lease for the building in Tempe expires in 2007, with options to extend through 2017. We own our new 60,000 square foot building in Dresden, which we took possession of in May 2000.

ITEM 3. LEGAL PROCEEDINGS

        We are a defendant in an action filed on April 5, 1996 entitled "Four Seasons Solar Products Corp vs. Black & Decker, Bostik, Inc. and Southwall Technologies Inc.", No. 5 CV1695 pending in the United States District Court for the Eastern District of New York. Plaintiff is a manufacturer of insulated glass units which incorporate our Heat Mirror film. Plaintiff alleges that a sealant provided by the co-defendant is defective, asserts causes of action for breach of contract, unfair competition, and fraudulent concealment, and seeks monetary damages of approximately $36 million for past and future replacement costs, loss of customer goodwill, and punitive damages against all defendants. We have filed a motion to dismiss. The Court has dismissed the unfair competition and fraudulent concealment claims against us. It still has under advisement our motion to dismiss the breach of contract claim. We believe the claim to be without merit.

        In October 2000, we were served with a complaint entitled Hurd Millwork, Inc. v. Southwall Technologies Inc., et. al., United States District Court, Northern District of California, Case No. C00-3820 (CRB). Hurd is a manufacturer of installed glass units which incorporated Heat Mirror film. Hurd alleged that various failures and deficiencies associated with the installed glass units gave rise to warranty and other consumer claims. We have reached a settlement with plaintiffs, the terms of which are confidential. The settlement amount was paid by our insurance carrier.

        Our German subsidiary was a defendant in a lawsuit filed by one of our suppliers on March 21, 2000 in a German court to seek payment of $0.9 million for engineering services rendered in connection with developing the initial plans for the Dresden facility. We issued letters of award to the plaintiff amounting to $0.3 million prior to terminating plaintiff's services for not meeting expectations. The plaintiff claimed fees for services rendered, including the costs of significant modifications and revisions requested by us calculated in accordance with the German Federal Schedule of Architects' fees. The plaintiff further alleged that we utilized plaintiff's planning work in further developing the plant. In December 2001, a judgment was reached by the German court, in favor of the plaintiff, for approximately $0.3 million. In February 2002, the plaintiff elected to accept the court's ruling in lieu of an appeal. The judgment has been accrued at December 31, 2001 as additional construction costs.

        In addition, we are involved in certain other legal actions arising in the ordinary course of business. We believe, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 15, 2001, we held our Annual Meeting of Stockholders. The following matters were voted upon:

        1.    Our stockholders elected Bruce J. Alexander, Thomas G. Hood, Tadahiro Murakami, Joseph B. Reagan, Walter C. Sedgwick, and Robert C. Stempel as directors to serve for the ensuing year.

        The vote for each director was as follows:

Director	For	Against
Bruce J. Alexander	6,541,883	363,496
Thomas G. Hood	6,547,264	358,115
Tadahiro Murakami	6,612,683	292,696
Joseph B. Reagan	6,606,883	298,496
Walter C. Sedgwick	6,607,283	298,096
Robert C. Stempel	6,613,083	292,296

        There were no votes withheld or abstaining, nor were there any broker non-votes, in the election of directors.

        2.    Our stockholders ratified the appointment by the board of directors of PricewaterhouseCoopers LLP as independent accountants to audit our financial statements for the fiscal year ending December 31, 2001 with 6,843,389 votes "FOR," 55,190 votes "AGAINST," no votes "WITHHELD," 6,800 votes "ABSTAINING" and no broker non-votes.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock has been traded on the Nasdaq National Market System under the symbol "SWTX" since the completion of our initial public offering in June 1987. From August 2, 2000 until November 29, 2000, the trading of our common stock was suspended by Nasdaq in connection with the restatement of our financial statements. Prices in the following table represent the high and low closing sales prices per share for our common stock as reported by Nasdaq during the periods indicated.

	High	Low
2000
First Quarter	$11.87	$4.68
Second Quarter	11.25	7.37
Third Quarter	14.00	6.12
Fourth Quarter	4.19	2.62
2001
First Quarter	3.63	2.00
Second Quarter	3.47	2.03
Third Quarter	5.41	2.97
Fourth Quarter	7.26	4.55

        On March 15, 2002 the last reported sale price for our common stock as reported on Nasdaq was $11.80 per share. On such date, there were approximately 400 holders of record of our common stock, and we believe there were approximately 1,500 beneficial owners of our common stock.

        We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the expansion and growth of our business. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share data)

        The following selected consolidated financial data as of and for the five years ended December 31, 2001 are derived from our audited consolidated financial statements. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	1997	1998	1999	2000	2001
Net revenues by product:
Automotive glass	$6,629	$12,845	$19,477	$20,198	$37,385
Electronic display	21,957	16,954	16,014	47,734	29,691
Architectural	21,503	20,234	19,107	17,416	15,900

Total net revenues	50,089	50,033	54,598	85,348	82,976
Cost of sales	35,310	44,253	40,706	69,060	60,148

Gross profit	14,779	5,780	13,892	16,288	22,828
Operating expenses:
Research and development	3,117	3,864	5,249	6,732	5,456
Selling, general and administrative	9,216	9,046	8,670	12,614	11,036
Legal settlement	—	—	500	536	—

Total operating expenses	12,333	12,910	14,419	19,882	16,492
Income (loss) from operations	2,446	(7,130)	(527)	(3,594)	6,336
Interest expense, net	(428)	(1,150)	(1,350)	(2,808)	(2,872)
Other income, net	408	469	62	350	1,385

Income (loss) before provision for income taxes	2,426	(7,811)	(1,815)	(6,052)	4,849
Provision for income taxes	145	58	50	128	214

Net income (loss)	$2,281	$(7,869)	$(1,865)	$(6,180)	$4,635

Net income (loss) per share:
Basic	$0.32	$(1.03)	$(0.25)	$(0.81)	$0.58
Diluted	$0.29	$(1.03)	$(0.25)	$(0.81)	$0.57
Weighted average number of common shares:
Basic	7,107	7,608	7,421	7,642	8,032
Diluted	7,799	7,608	7,421	7,642	8,186

Consolidated Balance Sheet Data:

	As of December 31,
	1997	1998	1999	2000	2001
Cash and cash equivalents	$10,524	$4,136	$1,772	$61	$3,362
Working capital (deficit)	23,999	(4,256)	(11,699)	(32,148)	(6,471)
Property, plant and equipment	26,272	29,068	43,533	49,884	47,841
Total assets	61,469	54,019	70,142	80,463	73,158
Long-term obligations	15,539	141	10,000	—	14,513
Total liabilities	25,729	28,202	45,562	60,324	46,706
Total stockholders' equity	$35,740	$25,817	$24,580	$20,138	$26,452

Selected Cash Flow Data:

	Year Ended December 31,
	1997	1998	1999	2000	2001
Cash provided by operating activities	$84	$4,347	$4,523	$1,188	$13,791
Net cash used in investing activities	(11,727)	(7,190)	(25,942)	(12,855)	(5,698)
Net cash provided by (used in) financing activities	14,748	(3,545)	19,055	9,558	(4,793)
Net increase (decrease) in cash	$3,105	$(6,388)	$(2,364)	$(1,711)	$3,301

Quarterly Data

        The following table sets forth statements of operations data for the eight fiscal quarters ended December 31, 2001. This information has been derived from our unaudited consolidated financial statements and has been prepared on the same basis as our audited consolidated financial statements contained in this report. It includes all adjustments that we consider necessary for a fair presentation of such information when read in conjunction with our audited financial statements and related notes. Operating results for any quarter are not necessarily indicative of results for any future period. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

Selected Quarterly Financial Information
(Unaudited)

	Quarters Ended
	April 2, 2000	July 2, 2000	Oct. 1, 2000	Dec. 31, 2000	April 1, 2001	July 1, 2001	Sep. 30, 2001	Dec. 31, 2001
Net revenues	$17,109	$20,928	$26,361	$20,950	$17,713	$21,946	$22,777	$20,540
Cost of sales	14,783	16,922	19,399	17,956	14,849	16,320	15,629	13,350

Gross profit	2,326	4,006	6,962	2,994	2,864	5,626	7,148	7,190
Income (loss) before provision for income taxes	(1,647)	(1,606)	(1,530)	(1,269)	(1,110)	1,104	2,420	2,435
Net income (loss)	$(1,683)	$(1,647)	$(1,548)	$(1,302)	$(1,131)	$1,184	$2,409	$2,172
Net income (loss) per share—
Basic	$(0.22)	$(0.22)	$(0.20)	$(0.17)	$(0.15)	$0.15	$0.29	$0.26
Diluted	(0.22)	(0.22)	(0.20)	(0.17)	(0.15)	0.15	0.28	0.25

        Our results of operations can vary significantly from quarter to quarter. As a result of our high fixed costs, if revenues fall significantly below our expectations, we will not be able to reduce our spending sufficiently to prevent a loss from operations. We anticipate that our sales will continue to have long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it very difficult to predict revenues in future quarters, and our operating results may vary significantly.

        Our revenue from the electronic display and architectural markets is affected by seasonality patterns with the highest sales occurring during the second, third and fourth fiscal quarters. During the past three fiscal years, 21% of our sales have occurred during the first quarter with 25%, 29% and 25% occurring during the second, third and fourth quarters, respectively. Demand in the electronic display market is generally at its highest before the holiday season, in our second and third quarters, when production of electronic goods is at its highest. Demand for architectural glass generally increases when the weather is warmer in northern climates and construction activity increases. Lower demand for our products during the first quarter generally result in lower sales and operating results during that quarter. In addition, our sales of electronic display products were adversely affected in 2001 by a worldwide decline in the personal computer industry.

        During 2001, our Dresden facility, including PM 8 and PM 9, commenced production of commercial product for the automotive market. This expansion in our overall manufacturing capacity allowed us to increase significantly our sales to the automotive market in 2001, compared with 2000.

        Other factors that could affect our quarterly operating results include those described elsewhere in this report and the following:

  •
  dependence of our revenues on a small number of large customers;

  •
  our ability to attract new customers;

  •
  the announcement or introduction of new products or services by us or our competitors;

  •
  changes in the pricing of our products and services, or those of our competitors;

  •
  variability in the mix of our product and service revenues in any quarter; and

  •
  the amount and timing of operating costs and capital expenditures relating to expansion of our business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, "Selected Financial Data", our consolidated financial statements and notes thereto appearing elsewhere in this report and the risk factors beginning on page 28. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

        We are a global developer, manufacturer and marketer of thin film coatings for the automotive glass, electronic display and architectural markets. We have developed a variety of products that control sunlight in automotive glass, reduce light reflection and improve image quality in electronic display products and conserve energy in architectural products. Our products consist of transparent solar-control films for automotive glass; anti-reflective films for computer screens, including flat panel displays, plasma displays, and transparent conductive films for use in touch screen and liquid crystal displays; energy control films for architectural glass; and various other coatings.

        From our founding in 1979 through the early 1990's, we developed and produced thin film coated substances primarily for residential and commercial building applications, and for military applications. In the early 1990's, we began to develop products for the automotive and electronic display markets. In 1996, we realized our first material revenue from the automotive and electronic display markets. In 2001, automotive glass products accounted for approximately 45% of our revenues, electronic display products accounted for approximately 36% of our revenues, and architectural products accounted for approximately 19% of our revenues. We expect revenue growth, if any, to continue to come from the automotive glass and electronic display markets. Revenues from international customers accounted for 78%, 85% and 87% of our net revenues in 1999, 2000, and 2001, respectively.

        In the second half of 2000, we restated our previously issued financial statements for the first quarter of 2000 and for the year 1999. The restatement was primarily related to an overstatement of licensing revenues and inventory and under-recognition of expenses. Following the restatement, we implemented additional processes and procedures as well as increased staffing to strengthen our internal accounting controls. In connection with the restatement, Nasdaq suspended trading in our common stock for over three months. In addition, following the announcement of the need to restate our financial statements, we and some of our officers were named as defendants in seven lawsuits, all alleging violations of the federal securities laws. We settled these lawsuits in 2001. The settlement required us and the other defendants to pay the plaintiff class $4.2 million, which was paid by our insurer.

Historical factors affecting our financial condition and results of operations

        As described in more detail below, our financial condition and results of operations are affected by a number of factors, including our financing arrangements, fluctuations in our selling, general and administrative expenses, expansion of our manufacturing capacity, demand for our customers' products, our relationships with customers and suppliers, product warranty claims, and the mix of products that we sell and their effect on our liquidity. Over the past several years, these factors have contributed to volatility in our results of operations and cash flows and have significantly affected our financial position.

        Our financing arrangements.    We incurred net losses from operating activities in 1998, 1999 and 2000. As a result of these net losses, together with the restatement in 2000 of our financial statements for prior periods and the suspension of trading of our common stock on Nasdaq in 2000, we were in default, as of December 31, 2000, under our German bank loans, our sale-leaseback agreement and the guarantee by Teijin of our Japanese bank loan. As a result, we reclassified all of the debt under those arrangements as current liabilities as of December 31, 2000. Accordingly, there was substantial doubt about our ability to continue as a going concern at December 31, 2000.

        At December 31, 2001, we had made all payments required to be made through that date under our German bank loans and Japanese bank loan guaranteed by Teijin. We were in compliance with all of the covenants of the German bank loans. In March 2002, Teijin waived our defaults under the financial covenants of the Teijin guarantee. As a result, we have classified $9.2 million outstanding under the German bank loans and $5.0 million outstanding under the Japanese bank loan guaranteed by Teijin as long-term liabilities as of December 31, 2001.

        During 1999, we entered into a sale-leaseback agreement for two of our production machines with an equipment leasing company. The leasing company has filed bankruptcy proceedings. Because we have an option to purchase the machines at the end of the lease periods, we treat these sale-leaseback arrangements as financings. During 2001, a dispute arose between us and an agent purporting to act on behalf of the leasing company. We have classified as short-term liabilities all $3.8 million outstanding under the sale-leaseback agreement, including $0.2 million that would otherwise be classified as long-term liabilities.

        Expansion of our manufacturing capacity.    The expansion of our manufacturing capacity has affected our results of operations, cash flows and financial position. We have invested $60.9 million in new production capacity in Tempe and Dresden since 1997. The expansion has been financed by a combination of a term loans, investment incentive grants from the State of Saxony, Germany, short-term borrowings, and cash flows from operating activities. Our results of operations, profitability, cash flows, shareholders' equity and financial position were adversely affected by initial start up costs and the lower production yields we generally experience before our new production machines reach commercial production levels. As a result, our financial position has been weakened by reduced liquidity and higher leverage.

        Demand for our customers' products.    Volatility in our customers' markets affects our results of operations. Demand for our customers' products has changed rapidly from time to time in the past and may do so in the future. For example, partly as a result of changing demand in the personal computer industry from 1999 through 2001, our electronic display revenues rose from $16.0 million in 1999 to $47.7 million in 2000 then declined to $29.6 million in 2001. We can also be affected when the markets for the products in which our films are used evolve to new technologies, such as the evolution from CRTs to flat panel displays. Additionally, our results of operations and cash flows can vary significantly from quarter to quarter as we experience seasonal fluctuations in revenue from our customers in the electronic display and architectural markets.

        Our customer and supplier relationships.    We derive significant benefits from our relationships with a few large customers and suppliers. Our revenues and gross profit can increase or decrease rapidly reflecting underlying demand for the products of one or a small number of our customers. In addition, a customer relationship may become unprofitable. For example, in the fourth quarter of 1998, we discovered quality issues with product that had been shipped to Sony, a significant customer at that time, and with other film that was still in our inventory. We recorded a $4.0 million provision in the fourth quarter of 1998 to account for product returned from Sony and the related write-off of inventory. We discontinued the manufacture and sale of film to Sony in 1999. Sony accounted for 33%, 7% and 0% of our total revenues in 1998, 1999 and 2000. We may also be unable to replace a customer when a relationship ends or demand for our product declines as a result of evolution of our customer's products. In 1999, we began our relationship with Mitsubishi Electric Company, or Mitsubishi, which accounted for 38% and 21% of our total revenues in 2000 and 2001, respectively. In 1999, we expanded our relationship with customers in the automotive glass market, including Pilkington PLC, Saint Gobain and Globamatrix Holdings Pte Ltd., or Globamatrix, which collectively accounted for approximately 46% of our total revenues in 2001.

        In addition, Teijin, one of our suppliers, has guaranteed our $10.0 million loan from a Japanese bank, the proceeds of which we used to fund capital expenditures. Teijin and Globamatrix are investors in us. Over time, they have purchased a total of 1.1 million shares, or 13% as of March 29, 2002, of our common stock. In addition, to assist us with our short-term liquidity, some of our key vendors, such as Teijin and Lintec Inc., have granted extended payment terms for some of the amounts we owe to them.

        Product warranty claims.    Our gross margins and profitability have been adversely affected from time to time by product quality claims. From 1999 to 2001, our warranty provision has averaged 4.0% of net revenues. In 1998, our gross profit was reduced by $4.0 million related to product we produced for Sony.

        Fluctuations in our selling, general and administrative expenses.    Our selling, general and administrative expenses increased significantly in 2000 due to facility costs and expansion, and nonrecurring professional fees. Our Palo Alto facility rents increased by $1.7 million in 2000 under lease option clauses. Our nonrecurring legal and accounting expenses totaled $1.6 million in 2000 and were primarily related to the restatement of our previously issued first quarter 2000 and fiscal 1999 financial statements.

        Product mix.    Product mix affects our gross margins on the products we sell. Our product mix is determined by new products and applications that we have developed, end-customer market demand for products which use our applications, the availability of our production capacity and the allocation of our resources to meet demand for our products in markets we target. Generally, our gross margins on sales of electronic display film are lower than automotive and architectural products due to the additional costs for higher levels of outside processing required for electronic display film.

Critical accounting policies and estimates

        The preparation of our financial statements requires us to make estimates and assumptions that affect the amounts of assets and liabilities we report, our disclosure of contingencies, and the amounts of revenue and expenses we report in our financial statements. If we used different judgments or different estimates, there might be material differences in amount and timing of revenues and expenses we report. See Note 1 of our notes to consolidated financial statements for details of our accounting policies. The critical accounting policies, judgment and estimates, which we believe have the most significant effect on our financial statements, are set forth below:

  •
  Revenue recognition;
  •
  Allowances for doubtful accounts and warranties;
  •
  Valuation of inventories;
  •
  Assessment of the probability of the outcome of current litigation; and
  •
  Accounting for income taxes.

        Revenue recognition.    We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Accordingly, we generally recognize revenue from product sales when the terms of sale transfer title and risk of loss, which occurs either upon shipment or upon receipt by customers. In connection with product sales, we make allowances for estimated returns and warranties. We adjust these allowances periodically to reflect our actual and anticipated experience. Revenue recognition in each period is dependent on our application of this accounting policy. If all conditions to recognize revenue are not met, we defer revenue recognition.

        Allowances for doubtful accounts and warranties.    We establish allowances for doubtful accounts and warranties for specifically identified, as well as anticipated, doubtful accounts and warranty claims based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment and warranty experience. As of December 31, 2001, our balance sheet included allowances for doubtful accounts of $0.4 million and $2.6 million for warranties. During 1999, 2000 and 2001, we charged $1.9 million, $3.0 million and $3.9 million, respectively, against revenue for warranty expense. Bad debt expenses were $0.3 million, ($0.1) million and $0.4 million during 1999, 2000 and 2001, respectively. If we experience actual bad debt and warranty expense different from estimates or we adjust our estimates in future periods, our operating results, cash flows and financial position could be materially adversely affected.

        Valuation of inventories.    We state inventories at the lower of cost or market. We establish provisions for excess and obsolete inventories after periodic evaluation of historical sales, current economic trends, forecasted sales, predicted lifecycle and current inventory levels. During 1999, 2000 and 2001, we charged $0.6 million, $0.5 million and $1.1 million against cost of sales for excess and obsolete inventories. If we adjust our estimates, such forecasted sales and expected product lifecycle, our operating results, cash flows and financial position could be materially adversely affected.

        Assessment of the probability of the outcome of current litigation.    In the ordinary course of business, we have periodically become engaged in litigation to defend against claims, principally as a result of disputes with customers of our architectural products. In addition, in 2000 seven lawsuits were filed against us, alleging violations of the federal securities laws, which were settled collectively in 2001. We have relied upon insurance coverage to fund the defense of these actions and significant portions of the settlements that were reached. Based on our review of pending litigation, we record accruals for loss contingencies when we believe it is probable that a liability has been incurred and we can reasonably estimate the amount of our share of the loss. In connection with recent settlements related to sales of architectural products, we have been advised by one of our insurers that they have reserved the right to proceed against us to recoup a portion or all of the settlements paid to plaintiffs, although our insurers have not taken any action to date.

        Accounting for income taxes.    In preparing our financial statements, we estimate our income taxes for each of the jurisdictions in which we operate, including Germany. We include differences between our deferred tax assets, such as net operating loss carry forwards, and tax liabilities in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in any period, we must include an expense within the tax provision in our statement of operations. To date, we have recorded a full allowance against our deferred tax assets. The valuation allowance was $11.0 million as of December 31, 2001, which fully reserved our net deferred tax assets related to temporary differences, net operating loss carry forwards and other tax credit carry forwards. Future income tax liabilities will be reduced to the extent permitted under federal and applicable state income tax laws, when the future tax benefit can be utilized by applying it against future income.

        Significant management judgment is required in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. If actual results differ from these estimates or we adjust these estimates in future periods, our financial position, cash flows and results of operations could be materially affected.

Results of operations

        The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	1997	1998	1999	2000	2001
Net Revenues
Automotive glass	13.2%	25.7%	32.4%	23.7%	45.0%
Electronic display	43.9	33.9	33.2	55.9	35.8
Architectural	42.9	40.4	34.4	20.4	19.2

Total net revenues	100.0	100.0	100.0	100.0	100.0
Cost of sales	70.5	88.4	74.6	80.9	72.5

Gross profit	29.5	11.6	25.4	19.1	27.5
Research and development	6.2	7.7	9.6	7.9	6.6
Selling, general and administrative	18.4	18.1	15.9	14.8	13.3
Legal settlement	—	—	0.9	0.6	—

Total operating expenses	24.6	25.8	26.4	23.3	19.9

Operating income	4.9	(14.2)	(1.0)	(4.2)	7.6
Interest expense, net	(0.9)	(2.3)	(2.5)	(3.3)	(3.5)
Other income, net	0.8	0.9	0.1	0.4	1.7

Income (loss) before taxes	4.8	(15.6)	(3.3)	(7.1)	5.8
Taxes	(0.3)	(0.1)	(0.1)	(0.1)	(0.3)

Net income (loss)	4.6%	(15.7)%	(3.4)%	(7.2)%	5.6%

2000 compared to 2001

Net revenues.    Our net revenues decreased $2.3 million, or 2.7%, from $85.3 million in 2000, to $83.0 million in 2001. Our sales to the automotive market increased by $17.2 million, or 85.2%, from $20.2 million in 2000 to $37.4 million in 2001. In 2001, our Dresden operations began commercial production of film products for the automotive market. The additional production capacity from the Dresden plant was the primary factor in the increase of our sales to the automotive market during 2001. Our sales to the electronic display market decreased by $18.0 million, or 37.7%, from $47.7 million in 2000, to $29.7 million in 2001. The decline in sales was primarily the result of the worldwide slowdown in the sale and manufacture of personal computers and the adoption of lower cost manufacturing alternatives by one of our major customers. Our sales to the architectural market decreased $1.5 million, or 8.6%, from $17.4 million in 2000, to $15.9 million in 2001. The decrease was primarily the result of our using production machines previously used to produce products for the architectural market to manufacture products for the automotive market.

Cost of sales.    Cost of sales consists primarily of materials and subcontractor services, labor and manufacturing overhead. Cost of sales decreased $9.0 million, or 13.0%, from $69.1 million in 2000 to $60.1 million in 2001. Cost of sales decreased from 80.9% of net revenues in 2000 to 72.5% of net revenues for 2001. The higher costs in 2000, as a percentage of revenues, were due to greater start-up costs in our Tempe and Dresden operations and higher electronic display revenues during 2000, which generally yield lower gross margins as a result of outside processing costs. Additionally, the reduction in the number of employees at our Tempe and Palo Alto facilities effected during the first quarter of 2001 resulted in cost savings. We also realized improved manufacturing yield in our Palo Alto and Tempe facilities during 2001, which further contributed to the improvement in margin from 2000 to 2001. We benefited in 2001 from producing a greater portion of our products at our Dresden plant, which has lower costs as a result of lower payroll and operating expenses, as well as lower depreciation charges due to the grants provided for plant and equipment by the Saxony government.

Gross profit and gross margin.    Our gross profit increased $6.5 million, or 39.9%, from $16.3 million in 2000 to $22.8 million in 2001. Our gross margin improved from 19.1% in 2000 to 27.5% in 2001. The increase in gross profit and gross margin in 2001 was due to increased revenues from the Dresden plant with its lower cost base and cost savings and yield improvements in our Palo Alto and Tempe facilities.

Operating Expenses

        Research and development.    Research and development spending decreased $1.2 million, or 17.9%, from $6.7 million in 2000 to $5.5 million in 2001. Research and development expenses decreased from 7.9% of net revenues for 2000 to 6.6% of net revenues for 2001. The decrease in our research and development spending during 2001 was primarily attributable to reduced headcount and cost control measures.

        Selling, general and administrative.    Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. These expenses decreased $1.6 million, or 12.7%, from $12.6 million in 2000 to $11.0 million in 2001. Selling, general and administrative expenses, as a percentage of revenue, decreased from 14.8% in 2000 to 13.3% for 2001. The higher expenses in 2000 were mainly the result of accounting, legal and consulting costs incurred relating to our restatement in 2000 of financial statements for prior periods. In 2001, we incurred higher expenses in Dresden as the production machines located there were brought up to commercial production levels. Performance based compensation also increased in 2001 as a result of our improved profitability.

        Legal settlement.    In 2000, we settled employee practices litigation relating to one individual for $0.5 million. Legal fees and expenses we incur are included in selling, general and administrative expenses, while actual settlements are reported as legal settlements. We incurred no settlement costs in 2001.

Income (loss) from operations.    Income (loss) from operations increased from an operating loss of $3.6 million in 2000 to an operating profit of $6.3 million for 2001. The improvement was due to reduced start-up costs and increased revenue from our Dresden operations, improved manufacturing yields, cost reduction programs put in place in the Palo Alto and Tempe facilities, and a reduction in professional fees during 2001 compared to 2000.

Interest expense, net.    We incurred net interest expense of $2.8 million in 2000 and $2.9 million in 2001, and capitalized interest incurred in connection with construction in process of $1.8 million in 2000 and $0.1 million in 2001. The increase in net interest expense resulted principally from the completion of construction in process related to the Dresden and Tempe facilities in late 2000.

Other income, net.    Other income, net includes rental income, interest income and foreign exchange transaction gains and losses. We recorded other income of $0.4 million in 2000, compared with $1.4 million for 2001. Some of our transactions with foreign suppliers are denominated in foreign currencies, principally Japanese yen. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. We incurred a foreign currency loss in 2000 of $0.1 million, and a foreign currency gain in 2001 of $0.7 million. We offset higher rent expense in Palo Alto by subleasing space in this facility, resulting in rental income of $0.4 million in 2000 and $0.5 million in 2001.

Income (loss) before provision for income taxes.    We recorded a pre-tax loss of $6.1 million in 2000, compared to a pre-tax profit of $4.8 million in 2001. Our improvement from a loss in 2000 to profitability in 2001 was due to higher revenue from the automotive market due to our Dresden operations, improved manufacturing yields and cost reduction programs put into place in our Palo Alto and Tempe facilities, a reduction in professional fees and an increase of other income, partially offset by a decrease in revenue from the electronic display market.

1999 compared to 2000

Net revenues.    Our net revenues increased $30.7 million, or 56.2%, from $54.6 million in 1999 to $85.3 million in 2000. In 2000, sales of our automotive glass film increased $2.5 million, or 14.1%, primarily due to a two-year supply agreement signed with Saint Gobain. Our sales of electronic display film increased $29.6 million, or 163.5%, principally as a result of revenue from Mitsubishi and other customers, partially offset by a loss of sales to a customer who adopted an alternative manufacturing solution. Our sales of architectural product decreased $1.4 million, or 7.3%, primarily due to the use of our production machines to produce product for automotive glass customers.

Costs of sales.    Cost of sales increased $28.4 million, or 69.8%, from $40.7 million in 1999 to $69.1 million in 2000. Cost of sales for 1999 was 74.5% of net revenues compared to 81.0% of net revenues for 2000. The increase in the percentage of cost of sales to net revenues resulted from additional processing costs attributable to electronic display film production in 2000. It was also affected by the lower production yields on a new production machine in Tempe. Non-recurring start-up expenses in our Dresden facility for new plant and equipment and staffing also added $2.1 million to cost of sales in 2000.

Gross Profit and gross margin.    Gross profit increased $2.4 million, or 17.3%, from $13.9 million in 1999 to $16.3 million in 2000. Gross margin declined from 25.5% in 1999 to 19.1% in 2000. The increase in the percentage of cost of sales to net revenues resulted from additional processing costs attributable to electronic display film production in 2000. It was also affected by the lower production yields on a new production machine in Tempe. Non-recurring start-up expenses in our Dresden facility for new plant and equipment and staffing added $2.1 million to cost of sales.

Operating Expenses

        Research and development.    Total research and development expenses increased $1.5 million, or 28.8%, from $5.2 million in 1999 to $6.7 million in 2000. Research and development expenses, as a percentage of net revenues, decreased from 9.5% for 1999 to 7.9% for 2000. The percentage decrease in these expenses was the result of the increase in net revenues from 1999. The increase in research and development expense was primarily attributable to costs associated with an increase in research and development staff, and costs incurred in certifying for commercial production a production machine (PM 6) located in our Tempe facility and another production machine (PM 8) located in our Dresden facility.

        Selling, general and administrative.    Selling, general and administrative expenses increased $3.9 million, or 44.8%, from $8.7 million in 1999 to $12.6 million in 2000. Selling, general and administrative expenses, as a percentage of net revenues, decreased from 15.9% in 1999 to 14.8% in 2000. The primary reason for the decline in these costs as a percentage of sales was due to the increase in 2000 revenue of 56%. The increase in costs was the result of non-recurring legal, accounting and temporary labor costs incurred in the preparation of restated financial statements and other filings. We also incurred increased rents in Palo Alto and increased administrative expenses in Dresden. Travel and communication expenses also increased as additional sales personnel devoted increased time to international sales.

        Legal settlement.    We incurred costs of $0.5 million in legal settlements related to a product liability claim in 1999 and $0.5 million in an employee practices claim in 2000.

Income (loss) from operations.    Loss from operations increased $3.1 million from a loss of $0.5 million for 1999 to a loss of $3.6 million for 2000. Our larger loss in 2000 was primarily due to non-recurring costs to restate our financial statements, start-up costs for our Tempe and Dresden facilities, higher cost of sales, and increased rent expense.

Interest expense, net.    We incurred net interest expense of $1.3 million in 1999 and $2.8 million in 2000, and capitalized interest of $1.2 million in 1999 and $1.8 million in 2000 in connection with construction in process. This increase was primarily due to borrowings to finance construction of new production machines and facilities and working capital requirements.

Other income, net.    Other income, net includes rental income in Palo Alto, interest income and foreign exchange gains and losses. We recorded other income of $0.1 million in 1999, compared with $0.3 million for 2000. We incurred a foreign currency loss of $0.0 million in 1999, and $0.1 million in 2000.

Income (loss) before provision for income taxes.    We reported a pre-tax loss of $1.8 million for 1999 compared to a pre-tax loss of $6.1 million for 2000. Our higher loss in 2000 was primarily due to start-up costs in Tempe and Dresden, lower gross margins due to increased production costs, non-recurring expenses to restate our financial statements, increased rent at our Palo Alto facility, and higher interest expense due to increased debt.

Liquidity and capital resources

Liquidity

        Our cash and cash equivalents increased by $3.3 million from $0.1 million at December 31, 2000, to $3.4 million at December 31, 2001. We increased cash from operating activities by $12.6 million from $1.2 million in 2000 to $13.8 million in 2001. We reduced cash used in investing activities by $7.2 million from $12.9 million in 2000 to $5.7 million in 2001. We increased cash from financing activities by $10.0 million in 2000 and used cash to reduce debt by $5.6 million in 2001. We reduced our working capital deficit from $32.1 million at December 31, 2000 to $3.5 million at December 31, 2001. We reduced our total liabilities from $60.3 million at December 31, 2000 to $46.7 million at December 31, 2001. Stockholders' equity increased from $20.1 million at December 31, 2000 to $26.5 million at December 31, 2001.

        In 2001, we had net cash of $13.8 million provided by operating activities, which consisted primarily of depreciation of $6.0 million, net income of $4.6 million, a reduction of $4.3 million in accounts receivable and a reduction of $4.0 in inventory, partially offset by a reduction of $4.6 million in accounts payable. Cash provided by our operating activities was also increased as a result of average accounts payable outstanding decreasing from 61 days in 2000 to 43 days in 2001, and inventory turns increasing from 6.6 in 2000 to 8.7 in 2001. While we generated significant cash in 2001 from a reduction in receivables and inventory, we do not expect this trend to continue in 2002 or in future years, especially if our sales volume increases.

        We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of December 31, 2001, we had received $4.7 million of the grants and accounted for these grants by applying the proceeds received to reduce the cost of the fixed assets at our Dresden manufacturing facility. During 2000, we also received $1.0 million in investment allowances, which are reimbursements for capital expenditures, from the Saxony government and those proceeds were also applied to reduce the cost of the fixed assets at our Dresden manufacturing facility. We received an additional $2.1 million in investment allowances from the Saxony government in 2001, and we expect to receive approximately $1.0 million in investment allowances in 2002, although we cannot assure you that we will receive these amounts. Those funds have been or will also be applied to reduce the cost of the fixed assets at our Dresden manufacturing facility. Additionally, we have received $0.9 million of Saxony government grants that have been recorded as an advance until we earn the grant through future expenditures. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek total investment grants and allowances for any year in excess of 33% of our eligible capital expenditures for that year. We expect to continue to finance a portion of our capital expenditures in Dresden with additional grants from the Saxony government and additional loans from German banks, some of which may be guaranteed by the Saxony government. However, we cannot guarantee that we will be eligible for or receive additional grants in the future from the Saxony government.

Borrowing arrangements

        The following table (with dollars in thousands) set forth the material terms of our indebtedness:

Description	Rate	Balance at December 31, 2001	Due in 2002
Line of credit	(1)	$2,974	(1)

Term debt:
Japanese bank loan, guaranteed by Teijin	LIBOR + .4375	7,500	$2,500
German bank loan dated May 12, 1999	6.1%	2,465	308
German bank loan dated May 28, 1999	7.1%	2,259	—
German bank loan dated May 28, 1999	3.8%	1,290	258
German bank loan dated December 1, 1999	7.2%	1,918	266
German bank loan due June 30, 2009	5.8%	1,525	—
German bank loan dated June 29, 2000	5.8%	347	154
German bank loan dated July 10, 2000	7.1%	385	193
German bank loan dated December 19, 2000	7.5%	162	90
German bank loan dated December 18, 2000	7.5%	234	78
Note Payable dated September 21, 2001	8.0%	720	600
Other equipment financings	—	256	101

Total term debt		19,061	4,548
Capital leases:
Sale-leaseback dated July 19, 1999	13%	2,321	2,321
Sale-leaseback dated October 19, 1999	13%	1,446	1,446

Total capital leases		3,767	3,767

Total term debt and capital leases		22,828	$8,315

Less current portion		8,315
Term debt, non-current		$14,513

(1)
This line of credit expires in June 2003. Under the line, we can borrow an amount equal to 80% of eligible accounts receivable. We pay a finance fee equal to 0.88% per month of the average daily balance of the amount of accounts receivable against which we have borrowed.

        At December 31, 2000, we were in default under our German bank loans, our sale-leaseback agreement and the guarantee by Teijin of the Japanese bank loan. Accordingly, all borrowings outstanding under the Japanese bank loan, the German bank loans and sale-leaseback agreements were classified as current liabilities on our balance sheet at December 31, 2000.

        At December 31, 2001, we were not in compliance with certain of the convenants of the guarantee by Teijin of the Japanese bank loan. In March 2002, Teijin waived the defaults under its guarantee of the loan that may exist for any measurement period through and including December 31, 2002 arising out of our failure to comply with the minimum quick ratio, tangible net worth and maximum debt/tangible net worth covenants. Nevertheless, if we are in default of any covenant as of December 31, 2002, Teijin agreed that it would not seek to enforce any of its remedies until at least March 1, 2003.

The waiver is conditioned on our agreement to prepay $2.5 million of the debt in the event we raise additional equity from the sale of our common stock in a public offering or to repay an amount equal to 10% of the proceeds from a sale of stock other than in a public offering. Accordingly, the non-current portion of the amount outstanding under the this loan of $5.0 million has been classified as a long-term liability at December 31, 2001.

        As of December 31, 2001, we were in compliance with the covenants under our German bank loans. As a result, of the total $10.6 million outstanding under those loans as of December 31, 2001, we classified $9.2 million, which is the amount due after December 31, 2002, as a long-term liability.

        We are in default under a master sale-leaseback agreement with respect to two of our production machines. We have withheld lease payments in connection with a dispute with the leasing company. As a result, we have classified all $3.8 million outstanding under those agreements as short-term capital lease liabilities, including $0.2 million which would otherwise be classified as long-term, as of December 31, 2001.

        Under the original terms of our grant agreement with the Saxony government, we were required to meet investment and hiring targets by March 31, 2002. If we failed to meet those targets, the Saxony government was permitted to require us to repay all grants and investment allowances from the Saxony government previously received by us. In February 2002, the Saxony government extended the date by which we must comply with these targets to June 2006.

Equity transactions

        In April 2001, we raised $1.0 million from the sale of 422,119 shares of common stock to Globamatrix. In addition, the exercise of stock options and employee purchases under our employee stock purchase plan generated cash proceeds to us of $0.7 million during 2001.

Capital expenditures

        We spent $12.9 million for capital expenditures in 2000, of which $9.8 million was invested in our Dresden facility and $3.1 million was invested in our Tempe and Palo Alto facilities for leasehold improvements, computer equipment and improvements to our production machines. Of the $9.8 million invested in our Dresden facility, $7.0 million represented progress payments on our two new production machines (PM 8 and PM 9). We financed our capital expenditures in Dresden primarily through $4.0 million of German bank loans, the release of $2.6 million of cash restricted by the Saxony government, and $1.0 million of subsidies from the Saxony government.

        During 2001, we spent $5.9 million for capital expenditures, primarily for production equipment and computer resources. In the fourth quarter of 2001, we placed an order to purchase PM 10 for our Dresden facility, to be paid for by progress payments beginning in 2001 through 2003, when the machine is expected to become operational. We do not currently have financing in place to purchase a new production machine and expect to fund this purchase through a combination of investment allowances from the Saxony government, cash from operating activities, borrowings from German banks, and equity offerings, if any.

        We anticipate spending approximately $7.0 million in capital expenditures in 2002, approximately $4.0 million of which will consist of progress payments for PM 10 in Dresden, approximately $1.5 million to replace our current enterprise resource planning system, and approximately $1.5 million to maintain and upgrade our production facilities in Palo Alto and Tempe.

        Our future payment obligations on our borrowings pursuant to our term debt, capital lease obligations, line of credit and noncancellable operating leases at December 31, 2001 were as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Term debt	$19,061	$4,548	$7,446	$1,558	$5,509
Capital lease obligations	3,767	3,767	—	—	—
Line of credit	2,974	2,974	—	—	—
Operating leases	10,229	3,601	5,678	950	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$36,031	$14,890	$13,124	$2,508	$5,509

        We believe that our existing liquidity sources, including our expected cash flows from operations, our existing cash reserves and existing credit facilities, will satisfy our cash requirements for the next twelve months. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to respond to unforeseen technological, marketing or other problems, or to take advantage of unanticipated opportunities. To fully implement our business plan, we will need to raise adiditonal capital from external sources.

Alternative financing sources

        We are in discussions with potential lenders regarding the establishment of new credit facilities to meet projected working capital and capital expenditure needs in 2002. Additionally, we continue to explore a number of alternative equity transaction proposals to meet or supplement our working capital and capital expenditure needs. We cannot provide any assurance that alternative sources of financing will be available at all or on terms acceptable to us. Our ability to raise additional funds may be adversely affected by a number of factors relating to us, as well as factors beyond our control.

RISK FACTORS

Financial Risks

Our negative working capital position, leverage and historical performance may prevent us from obtaining additional loans.

        We have a working capital deficit, significant debt and substantial ongoing debt service obligations. These and other factors related to our business during recent years, including the restatement in 2000 of our financial statements for prior periods, operating losses in 1998, 1999 and 2000, our failure to comply with covenants in our financing agreements and suspension of trading of our common stock on Nasdaq in 2000, may make it difficult for us to secure additional borrowings on favorable terms or at all. We intend to seek additional borrowings and difficulties in borrowing money could have a material adverse effect on our operations, planned capital expenditures, ability to comply with the terms of government grants and future growth.

Covenants or defaults under our credit agreements may prevent us from borrowing or force us to curtail our operations.

        As of December 31, 2001, we had total outstanding obligations under our credit agreements of $25.8 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that will require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

Our ability to borrow is limited by the nature of our equipment and some of our accounts receivable.

        Our equipment is custom designed for a special purpose. In addition, a large portion of our accounts receivable are from foreign sales, which are often more difficult to collect than domestic accounts receivable. As a result of the nature of our equipment and accounts receivable, lenders will generally allow us to borrow less against these items as collateral than they would for other types of equipment or domestic accounts receivable.

If we default under our secured credit facilities and financing arrangements, the lenders could foreclose on the assets we have pledged to them requiring us to significantly curtail or even cease our operations.

        In connection with our current borrowing facilities and financing arrangements, we have granted security interests in and liens on substantially all of our assets, including our production machines and our Dresden facility, to secure the loans. Our obligations under our secured credit facilities contain cross-default and cross-acceleration provisions and provisions that allow the lenders to declare the loans immediately due if there is a material adverse change in our business. If we default under the credit facilities or financing arrangements the lenders could declare all of the funds borrowed thereunder, together with all accrued interest, immediately due and payable. If we are unable to repay such indebtedness, the lenders could foreclose on the pledged assets. If the lenders foreclose on our assets, we would be forced to significantly curtail or even cease our operations.

Our first quarter revenues are generally lower than revenues in the following quarters due to seasonal demand for our products.

        Our revenue from the electronic display and architectural markets are affected by seasonality patterns with the highest sales occurring during the second, third and fourth fiscal quarters. During the past three fiscal years, 21% of our sales have occurred during the first quarter with 25%, 29% and 25% occurring during the second, third and fourth quarters, respectively. Demand in the electronic display market is generally at its highest before the holiday season, in our second and third quarters, when production of electronic goods is at its highest. Demand for architectural glass generally increases when the weather is warmer in northern climates and construction activity increases. Lower demand for our products during the first quarter generally result in lower sales and operating results during that quarter. We expect this seasonality in the demand for our products to affect our results for the first quarter of 2002 and thereafter.

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

        Our quarterly revenue and operating results may vary depending on a number of factors, including:

  •
  fluctuating customer demand, which is influenced by a number of factors, including market acceptance of our products and the products of our customers and end-users, changes in product mix, and the timing, cancellation or delay of customer orders and shipments;

  •
  the timing of shipments of our products by us and by independent subcontractors to our customers;

  •
  manufacturing and operational difficulties that may arise due to, among other things, quality control, capacity utilization of our production machines, unscheduled equipment maintenance, and the hiring and training of additional staff;

  •
  our ability to introduce new products on a timely basis; and

  •
  competition, including the introduction or announcement of new products by competitors, the adoption of competitive technologies by our customers, the addition of new production capacity by competitors and competitive pressures on prices of our products and those of our customers.

We expect to be subject to increased foreign currency risk in our international operations.

        In 2002, we expect that 10% to 15% of our revenues will be denominated in euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. As a result, our operating results and cash flows may vary based on fluctuations in the exchange rate of the euro against the dollar. In addition, other customers may also make payments in foreign currencies. Certain transactions with foreign suppliers are also denominated in foreign currencies, primarily yen, rather than dollars.

        The majority of our international sales are currently invoiced and collected in U.S. dollars. A strengthening in the dollar relative to the currencies of those countries in which we do business would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. These fluctuations could also cause prospective customers to cancel or delay orders because of the increased relative cost of our products.

Operational Risks

We depend on a small number of customers for nearly all of our sales, and the loss of a large customer could materially adversely affect our revenues or operating results.

        Our ten largest customers accounted for approximately 69%, 85% and 85% of net product sales in 1999, 2000 and 2001, respectively. We expect to continue to derive a significant portion of our net product sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period.

We must continue to develop new products or enhance existing products on a timely basis to compete successfully in a rapidly changing marketplace.

        Our future success depends upon our ability to introduce new products, improve existing products and processes to keep pace with technological and market developments, and to address the increasingly sophisticated and demanding needs of our customers, especially in the electronic display and automotive markets. Technological changes, process improvements, or operating improvements that could adversely affect us include:

  •
  the development of competing technologies to our anti-reflective and silver reflector films for liquid crystal displays in the flat panel display industry;

  •
  changes in the way coatings are applied to alternative substrates such as tetra acetate cellulose, or TAC;

  •
  the development of new technologies that improve the manufacturing efficiency of our competitors;

  •
  the development of new materials that improve the performance of products that could compete with our products; and

  •
  improvements in the alternatives to the sputtering technology we use to produce our products, such as plasma enhanced chemical vapor deposition, or PECVD.

        Our research and development efforts may not be successful in developing products in the time, or with the characteristics, necessary to meet customer needs. If we do not adapt to technological changes, or process or operating improvements, our competitive position, operations and prospects would be materially adversely affected.

Failure to meet the capacity demands of our customers may result in a loss of business or contractual penalties.

        Our long-term competitive position will depend to a significant extent on our manufacturing capacity. The failure to have sufficient capacity, to fully utilize capacity when needed or to successfully integrate and manage additional capacity in the future could adversely affect our relationships with customers and cause customers to buy similar products from our competitors if we are unable to meet their needs. We believe that we lost substantial potential architectural products sales in 2001 because we did not have the capacity to manufacture the required amounts of products. Also, our failure to produce required amounts of products under some of our contracts will result in price penalties on future sales under such contracts which would reduce our gross margins.

We depend on our OEM customers for the sale of our products.

        We sell a substantial portion of our products to a relatively small number of original equipment manufacturers, or OEMs. The timing and amount of sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products into which our products are incorporated. We have no control over the volume of products shipped by our OEM customers or shipping dates, and we cannot be certain that our OEM customers will continue to ship products that incorporate our products at current levels or at all. Failure of our OEM customers to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business. Failure of these customers to inform us of changes in their production needs in a timely manner could also hinder our ability to effectively manage our business.

We rely upon our OEM customers for information relating to the development of new products so that we are able to meet end-user demands.

        We rely on our OEM customers to inform us of opportunities to develop new products that serve end-user demands. If our OEM customers do not present us with market opportunities early enough for us to develop products to meet end-user needs in a timely fashion, or if the OEMs fail to anticipate end-user needs at all, we may fail to develop new products or modify our existing products for the end-user markets. In addition, if our OEM customers fail to accurately anticipate end-user demands, we may spend resources on products that are not commercially successful.

We face intense competition, which could affect our ability to increase our revenue, maintain our margins and increase our market share.

        The market for each of our products is intensely competitive and we expect competition to increase in the future. Competitors vary in size and in the scope and breadth of the products they offer. We compete both with companies using technology similar to ours and companies using other technologies or developing improved technologies. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In fact, some of our current and expected future customers are capable of creating products that compete with our products.

We may not be able to expand our manufacturing capacity efficiently which could lead to lower gross margins.

        We have ordered for our Dresden manufacturing facility a new machine (PM 10), which we anticipate will begin commercial production in the first quarter of 2003. In addition, we anticipate that PM 7 in our Tempe facility will begin commercial production during the third quarter of 2002. During the processes of bringing PM 7 and PM 10 up to commercial production levels, we expect to have decreased manufacturing yields and higher costs, which will lower our gross margins.

We are dependent on key suppliers of materials which may prevent us from delivering product in a timely manner.

        We manufacture all of our products using materials procured from third-party suppliers. Certain of these materials are obtained from a limited number of sources. Delays or reductions in product shipments could damage our relationships with customers. Further, a significant increase in the price of one or more of the materials used in our products could have a material adverse effect on our cost of goods sold and operating results.

We are dependent on a few qualified subcontractors to add properties to some of our products.

        We rely on third-party subcontractors to add properties, such as adhesives, to some of our products. There are only a limited number of qualified subcontractors that can provide some of the services we require. Qualifying alternative subcontractors could take a great deal of time or cause us to change product designs. The loss of a subcontractor could adversely affect our ability to meet our scheduled product deliveries to customers, which could damage our relationships with customers. If our subcontractors do not produce a quality product, our yield will decrease and our margins will be lower. Further, a significant increase in the price charged by one or more of our subcontractors could force us to raise prices on our products or lower our margins, which could have a material adverse effect on our operating results.

We are dependent on key suppliers of production machines which may prevent us from delivering an acceptable product on a timely basis and limit our capacity for revenue growth.

        Our production machines are large, complex and difficult to manufacture. It can take up to a year from the time we order a machine until it is delivered. Following delivery, it can take us, with the assistance of the manufacturer, up to six additional months to test and prepare the machine for commercial production. There are a very limited number of companies that are capable of manufacturing these machines. Our inability in the future to have new production machines manufactured and prepared for commercial production in a timely manner would prevent us from delivering product on a timely basis and limit our capacity for revenue growth.

Fluctuations or slowdowns in the overall electronic display industry have and may continue to adversely affect our revenues.

        Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. For example, due to the deteriorating economic environment, sales by flat panel cathode ray tube manufacturers decreased in 2001, contributing to our electronic display product revenues declining by 38% from the previous year. If the flat panel display and other electronic display markets in which we sell our products do not recover or experience further slowdowns in the future, it could cause revenues from our electronic display products to decrease.

Performance, reliability or quality problems with our products may cause our customers to reduce or cancel their orders.

        We manufacture our products based on specific, technical requirements of each of our customers. We believe that future orders of our products will depend in part on our ability to maintain the performance, reliability and quality standards required by our customers. If our products have performance, reliability or quality problems, then we may experience:

  •
  delays in collecting accounts receivable;

  •
  higher manufacturing costs;

  •
  additional warranty and service expenses; and

  •
  reduced or cancelled orders.

        For example, in 1998, our operating results were materially adversely affected by quality problems associated with the electronic display film produced by us for one of our largest customers.

If we fail to recruit and retain a significant number of qualified technical personnel, we may not be able to develop, enhance and introduce our products on a timely basis, and our business will be harmed.

        We require the services of a substantial number of qualified technical personnel. The market for skilled technical personnel is characterized by intense competition and aggressive recruiting, as well as a high-level of employee mobility. These characteristics make it particularly difficult for us to attract and retain the qualified technical personnel we require. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications. It is especially difficult for us to recruit qualified personnel to move to the location of our Palo Alto, California offices because of the high-cost of living. If we are unable to recruit and retain a sufficient number of qualified technical employees, we may not be able to complete the development of, or enhance, our products in a timely manner. As a result, our business may be harmed and our operating results may suffer.

We may be unable to attract or retain the other highly skilled employees that are necessary for the success of our business.

        In addition to our dependence on our technical personnel, our success also depends on our continuing ability to attract and retain other highly skilled employees. We depend on the continued services of our senior management, particularly Thomas G. Hood, our President and Chief Executive Officer, Robert R. Freeman our Chief Financial Officer, Dr. Sicco W. T. Westra, our Senior Vice President, Engineering and Chief Technology Officer, Wolfgang Heinze, our plant manager in Dresden, and other personnel. We do not have employment contracts with any of our officers or key person life insurance covering any officer or employee. Our officers have technical and industry knowledge that cannot easily be replaced. Competition for similar personnel in our industry where we operate is intense. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting or retaining the necessary personnel, our business could be adversely affected.

If we are unable to adequately protect our intellectual property, third parties may be able to duplicate our products or develop functionally equivalent or superior technology.

        Our success depends in large part upon our proprietary technology. We rely on our know-how, as well as a combination of patent, trademark and trade secret protection, to establish and protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. Our means of protecting our proprietary rights may not be adequate. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. During 2001, one of our U.S. patents relating to our architectural products expired. In the next three years, two more U.S. patents will expire. Expiration of these patents or our failure to adequately protect our proprietary rights may allow third parties to duplicate our products or develop functionally equivalent or superior technology. In addition, our competitors may independently develop similar technology or design around our proprietary intellectual property.

Our business is susceptible to numerous risks associated with international operations.

        We have expanded our operations and hired additional personnel to address international markets for the thin film coatings industry. International revenues amounted to approximately 78%, 85% and 87% of our net revenues during 1999, 2000 and 2001, respectively. The distance between Palo Alto and Dresden creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

  •
  unexpected changes in and the burdens and costs of compliance with a variety of foreign laws and regulatory requirements;

  •
  potentially adverse tax consequences; and

  •
  global economic turbulence and political instability.

If we fail to comply with environmental regulations, our operations could be suspended.

        We use hazardous chemicals in producing our products and have air and water emissions that require controls. As a result, we are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Our failure to comply with current or future regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes, increased costs or cessation of operations.

We rely on our domestic sales representatives, without whom our architectural product sales may suffer.

        We use independent sales representatives to promote our Heat Mirror products to architects in the United States. If some or all of our sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote our products, our business could be harmed. These sales representatives could reduce or discontinue promotion of our products. They may not devote the resources necessary to provide effective marketing support to us. In addition, we depend upon the continued viability and financial resources of these representatives, many of which are small organizations with limited working capital. These representatives, in turn, depend substantially on general economic conditions and other factors affecting the markets for the products they promote. We believe that our success in this market will continue to depend upon these sales representatives.

We may face extensive damages or litigation costs if our insurance carriers seek to have us indemnify them for settlements of past and outstanding litigation.

        Our insurance carriers have reserved their rights to seek indemnification from us for substantial amounts paid to plaintiffs by the insurance carriers as part of settlements of litigation relating to our architectural products. Any claims, with or without merit, could require significant time and attention of key members of our management and result in costly litigation.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires applicable business combinations to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS 141 will have a significant effect on our financial position or results of operations.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We do not expect the adoption of SFAS 142 will have a significant effect on our financial position and results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect that the adoption of SFAS 143 will have a significant effect on our financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The provisions of SFAS No. 144 are required to be adopted during our fiscal year beginning January 1, 2002. We do not expect that the adoption of SFAS 144 will have a significant effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financing risk.    Our exposure to market rate risk for changes in interest rates relates primarily to our term loan, specifically our loan from Sanwa Bank, which is tied to the London Interbank Offered Rate, and our bank line of credit bears a finance fee equivalent to 1.2% per month of the average daily account balance outstanding during the settlement period. Our German subsidiary also has several fixed-rate term loans that are denominated and repayable in euros. Fluctuations in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate for our German loans would have an adverse effect on our interest expense of $0.2 million. The effect of interest rate fluctuations in 2001 was not material.

Investment risk.    We invest our excess cash in certificates of deposit and money market accounts and, by policy, limit the amount of money invested with any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

Foreign currency risk.    International revenues amounted to approximately 87% of our total sales in 2001. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. In the past, we have limited foreign currency risk by requiring all our sales to be denominated in U.S. dollars. Foreign exchange rate fluctuations in 2001 resulted in a gain of approximately $0.7 million from changes in the cost to us of certain vendor payables denominated in Japanese yen. In 2002, we expect that 10% to 15% of our revenues will be denominated in euros as a result of sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Southwall Technologies Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Southwall Technologies Inc. (the "Company") and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether these consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

        As discussed in Note 4, the Company was not in compliance with certain of the financial covenants of a loan guarantee agreement with Teijin Limited, a stockholder and supplier of the Company. Should the Company fail to comply with the covenants of the guarantee agreement by March 1, 2003, the earliest date that the loan can be called, its financial condition may be adversely affected.

PricewaterhouseCoopers LLP

San Jose, California
March 4, 2002, except as to Note 4, which is dated as of March 29, 2002.

SOUTHWALL TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except for per share data)

	December 31,
	2000	2001
ASSETS
Current assets
Cash and cash equivalents	$61	$3,362
Restricted cash	1,849	1,602
Accounts receivable, net	13,317	9,020
Inventories, net	10,174	6,151
Other current assets	2,008	3,471

Total current assets	27,409	23,606
Property, plant and equipment, net	49,884	47,841
Other assets	3,169	1,711

Total assets	$80,462	$73,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion term debt (Note 4)	$5,806	$8,315
Line of credit (Note 3)	8,719	2,974
Accounts payable	16,857	10,338
Accrued compensation	1,915	2,794
Other accrued liabilities	4,551	5,656
Government grants advanced (Note 5)	1,085	—
Term debt reclassified to current (Note 4)	20,624	—

Total current liabilities	59,557	30,077
Term debt (Note 4)	—	14,513
Government grants advanced (Note 5)	—	941
Other	767	1,175

Total liabilities	60,324	46,706

Commitment and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value per share, 20,000 shares authorized; issued and outstanding 7,889 and 8,332	8	8
Capital in excess of par value	51,764	52,614
Less cost of treasury stock 166 and 0 shares outstanding	(839)	—
Notes receivable	(99)	(88)
Other Comprehensive Income
Cumulative translation loss	(151)	(172)
Accumulated deficit	(30,545)	(25,910)

Total stockholders' equity	20,138	26,452

Total liabilities and stockholders' equity	$80,462	$73,158

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars and shares in thousands, except per share data)

	Year ended December 31,
	1999	2000	2001
Net revenues	$54,598	$85,348	$82,976
Cost of sales	40,706	69,060	60,148

Gross profit	13,892	16,288	22,828

Operating expenses
Research and development	5,249	6,732	5,456
Selling, general and administrative	8,670	12,614	11,036
Legal settlements	500	536	—

Total operating expenses	14,419	19,882	16,492

Income (loss) from operations	(527)	(3,594)	6,336
Interest expense, net	(1,350)	(2,808)	(2,872)
Other income, net	62	350	1,385

Income (loss) before provision for income taxes	(1,815)	(6,052)	4,849
Provision for income taxes	(50)	(128)	(214)

Net income (loss)	$(1,865)	$(6,180)	$4,635

Net income (loss) per share:
Basic	$(0.25)	$(0.81)	$0.58
Diluted	$(0.25)	$(0.81)	$0.57
Weighted average shares of common stock and dilutive common stock equivalents:
Basic	7,421	7,642	8,032
Diluted	7,421	7,642	8,186

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Capital in Excess of Par Value	Treasury Stock	Notes Receivable	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 1998	7,889	$8	$52,181	$(2,852)	$(1,020)	$0	$(22,500)	$25,817	$(7,869)
Interest paid with stock			(55)	148				93
Exercise of options			(264)	607				343
Sales to employees under stock purchase plan			(81)	181				100
Issuance of stock for bonuses			(10)	28				18
Stock option loans, net					114			114
Translation loss on foreign subsidiary						(40)		(40)	(40)
Net loss							(1,865)	(1,865)	(1,865)

Balance at December 31, 1999	7,889	8	51,771	(1,888)	(906)	(40)	(24,365)	24,580	(1,905)
Exercise of options			(175)	640				465
Sales to employees under stock purchase plan			(69)	209				140
Issuance of stock for bonuses			(23)	149				126
Repayments of notes receivable					807			807
Translation loss on foreign subsidiary						(111)		(111)	(111)
Issuance of stock for legal settlement			260	51				311
Net loss							(6,180)	(6,180)	(6,180)

Balance at December 31, 2000	7,889	8	51,764	(839)	(99)	(151)	(30,545)	20,138	(6,291)
Exercise of options	22		(107)	644				537
Sale of stock, net	422		970					970
Sales to employees under stock purchase plan			(107)	192				85
Issuance of stock for bonuses			(1)	3				2
Accelerated vesting on exercise of stock option			94					94
Repayments of notes receivable					11			11
Translation loss on foreign subsidiary						(21)		(21)	(21)
Net income							4,635	4,635	4,635

Balance at December 31, 2001	8,333	$8	$52,614	$0	$(88)	$(172)	$(25,910)	$26,452	$4,614

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	1999	2000	2001
Cash flows (used in) or provided by operating activities:
Net income (loss)	$(1,865)	$(6,180)	$4,635
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,946	5,662	5,982
Change in assets and liabilities:
Accounts receivable, net	1,290	(2,188)	4,297
Inventories, net	(1,164)	(2,953)	4,023
Other current and non-current assets	(2,442)	(573)	(610)
Accounts payable, and accrued liabilities	3,758	7,420	(4,535)

Cash provided by operating activities	4,523	1,188	13,791

Cash flows from investing activities:
Short-term investments	7	—	—
Restricted cash	(1,883)	34	247
Expenditures for property, plant and equipment and other assets	(24,066)	(12,889)	(5,945)

Net cash used in investing activities	(25,942)	(12,855)	(5,698)

Cash flows from financing activities:
Proceeds from foreign government grants	4,943	1,007	—
Proceeds from investment allowances	—	1,085	2,050
Proceeds from borrowings	9,859	5,151	1,710
Principal payments on borrowings	(1,224)	(2,896)	(4,311)
Borrowings (payments) on line of credit	4,920	3,799	(5,745)
Proceeds from sale of stock	—	—	970
Repayment of stockholder's note receivable	298	807	11
Issuance of treasury stock, net	259	1,041	687

Net cash provided by (used in) financing activities	19,055	9,994	(4,628)

Effect of foreign exchange rate changes on cash	—	(38)	(165)

Net increase (decrease) in cash and cash equivalents	(2,364)	(1,711)	3,301
Cash and cash equivalents, beginning of year	4,136	1,772	61

Cash and cash equivalents, end of year	$1,772	$61	$3,362

Supplemental cash flow disclosures:
Interest paid	$1,408	$4,598	$2,971
Income taxes paid	$50	$156	$111
Supplemental schedule of non-cash investing and financing activities:
Treasury stock used for payment of interest	$93	—	—
Treasury stock used for payment of bonuses and legal settlements	$18	$436	—
Exercise of stock options with issuance of stockholders notes receivable	$184	—	$19
Offset deposit to reduce sale-leaseback obligations	—	—	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share data)

NOTE 1—THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

The Company

        Southwall Technologies Inc. is a global developer, manufacturer and marketer of thin film coatings for the automotive glass, electronic display and architectural markets. The Company has developed a variety of products that control sunlight in automotive glass, reduce light reflection and improve image quality in electronic display products and conserve energy in architectural products. The Company's products consist of transparent solar-control films for automotive glass, anti-reflective films for computer screens, including flat panel and plasma displays, transparent conductive films for use in touch screen and liquid crystal displays, energy control films for architectural glass, and various other coatings.

Principles of consolidation

        The consolidated financial statements include the accounts of Southwall and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

        Certain amounts in prior years have been reclassified to conform to the current year's presentation.

Foreign currency translation

        The Company's German subsidiary used its local currency as its functional currency in 2001. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the quarter. Exchange gains or losses from the translation of monetary assets and liabilities that are not denominated in U.S. dollars are recorded directly to a separate component of stockholders equity. Where the functional currency is U.S. dollars, gains and losses for remeasuring foreign currency denominated balances into U.S. dollars are included in other income.

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

Cash and cash equivalents

        The Company deposits its cash in an interest bearing bank account. The Company did not have any cash equivalents at December 31, 2000 or 2001.

Restricted cash

        Restricted cash consists of the unapplied portion of grants received from the Saxony government to co-finance the costs of the construction of the Company's Dresden facility. In the event the Company fails to meet certain conditions related to the grants, the Saxony government has the right to reclaim the grants. (See Note 5). In addition, restricted cash includes a $0.5 million irrevocable standby letter of credit secured by a certificate of deposit. As of January 2, 2002, the holder drew on the letter of credit to reduce outstanding amounts related to leases of production machines.

Revenue recognition

        Revenues from product sales are recognized upon product shipment when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of resulting receivables is reasonably assured and product returns are reasonably estimable. Provisions for estimated cost of warranty repairs and returns and allowances are recorded at the time products are shipped and are adjusted periodically to reflect historical and anticipated experience.

        The Company has agreements under which it receives fees for certain licensing rights to technology and products. The Company does not allocate cost of sales to license revenues because such costs are insignificant. License revenues associated with these agreements are recognized ratably over the period of the contract when collection of the resulting receivable is probable. License revenues were $515, $503 and $211 for the years 1999, 2000 and 2001, respectively.

Concentration of credit risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable.

        The Company invests in a variety of financial instruments such as certificates of deposits and money market funds. By policy, the Company limits the amount of credit exposure to any one financial institution or commercial issuer.

        The Company sells its products throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon anticipated collectibility of all accounts receivable.

        The Company's ten largest customers accounted for approximately 69%, 85% and 85% of net product sales in 1999, 2000 and 2001, respectively. During 2001, Saint Gobain, Mitsubishi and Pilkington PLC, each accounted for more than 10% of its net revenues. The Company expects to continue to derive a significant portion of its net product sales from a relatively small number of customers. Accordingly, the loss of a large customer could materially hurt the Company's business, and the deferral or loss of anticipated orders from a small number of customers could materially reduce its revenue, operating results and cash flows in any period. At December 31, 2000, accounts receivables from each of two customers represented 19% and 13% of the Company's accounts receivables. At December 31, 2001, receivables from two customers represented 16% and 16% of the Company's accounts receivable, respectively.

Inventories

        Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Southwall establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of sales.

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

        Depreciation and amortization expense related to property and equipment for the years ended December 31, 1999, 2000 and 2001 was $4.9 million, $5.7 million and $6.0 million, respectively.

Interest capitalized

        Interest incurred during the construction of long-lived assets is capitalized as part of the cost of acquiring property and equipment, in accordance with SFAS No. 34, "Capitalization of Interest Cost". Capitalization of interest is discontinued when the assets are ready for their intended use, which is generally upon completion of construction.

Intangible assets

        Patents, licenses and trademarks relating to the Company's commercial products are stated at cost less accumulated amortization. Amortization is computed on the straight-line basis over terms of up to 17 years. At December 31, 2000 and 2001, patents, licenses and trademarks are included in other assets in the amount of $0.6 million and $0.7 million respectively, net of accumulated amortization of $1.3 million and $1.3 million, respectively. Amortization expense for 1999, 2000 and 2001 was $0.2 million, $0.2 million, and $0.1 million, respectively.

Impairment of long-lived assets

        The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No such losses have been recognizable through December 31, 2001. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121 and the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion 30, "Reporting the Results of Operations—Reporting the effects of Disposal of Segment of a Business, and Extraordinary, Unusual and infrequently Occurring events and Transactions." The provisions of SFAS 144 are required to be adopted during Southwall's fiscal year beginning January 1,

2002. The Company does not expect that the adoption of SFAS 144 will have a significant effect on its financial position or results of operations.

Fair value disclosures of financial instruments

        The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, debt and accrued liabilities using available market information and valuation methodologies considered to be appropriate and have determined that the book value of those instruments at December 31, 2000 and 2001 approximates fair value.

Stock-based compensation expense

        The Company accounts for stock based compensation to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, ("APB 25"), "Accounting for Stock Issued to Employees," as permitted under the provisions of SFAS 123, "Accounting for Stock-Based Compensation." The Company also provides additional pro forma disclosures as required under SFAS 123.

Research and development expense

        Research and development costs are expensed as incurred.

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

Income taxes

        The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.

Suppliers

        The Company manufactures all of its products using materials procured from third-party suppliers. Certain of these materials are obtained from a limited number of sources. Delays or reductions in product shipments could damage the Company's relationships with customers. Further, a significant increase in the price of one or more of the materials used in the Company's products could have a material adverse effect on the Company's cost of goods sold and operating results.

        The Company relies on third-party subcontractors to add properties, such as adhesives, to some of its products. There are only a limited number of qualified subcontractors that can provide some of the services the Company requires. Qualifying alternative subcontractors could take a great deal of time or cause the Company to change product designs. The loss of a subcontractor could adversely affect the Company's ability to meet its scheduled product deliveries to customers, which could damage its relationships with customers. If the Company's subcontractors do not produce a quality product, the Company's yield will decrease and its margins will be lower. Further, a significant increase in the price charged by one or more of the Company's subcontractors could force it to raise prices on its products or lower its margins, which could have a material adverse effect on its operating results.

        The Company's production machines are large, complex and difficult to manufacture. It can take up to a year from the time the Company orders a machine until it is delivered. Following delivery, it can take the Company, with the assistance of the manufacturer, up to six additional months to test and prepare the machine for commercial production. There are a very limited number of companies that are capable of manufacturing these machines. The Company's inability in the future to have new production machines manufactured and prepared for commercial production in a timely manner would prevent the Company from delivering product on a timely basis and limit the Company's capacity for revenue growth.

Net income (loss) per share

        Basic net income (loss) per share is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share uses the average market prices during the period. During 2000, there was no difference between the denominators used for calculation of basic and diluted net income (loss) per share. At December 31, 2001, the dilutive stock options were 8,186 shares for dilutive earnings per share, and 8,032 shares for basic earnings for share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents in the periods where there is net income is attributable to the effect of dilutive stock options. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would be anti-dilutive.

Recent accounting pronouncements

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires applicable business combinations to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company does not expect that the adoption of SFAS 141 will have a significant effect on its financial position or results of operations.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company does not expect the adoption of SFAS 142 will have a significant effect on its financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS 143 will have a significant effect on its financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The provisions of SFAS No. 144 are required to be adopted during the Company's fiscal year beginning January 1, 2002. The Company does not expect that the adoption of SFAS 144 will have a significant effect on its financial position or results of operations.

NOTE 2—LIQUIDITY

        These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company' current liabilities of $30.1 million exceed current assets of $23.6 million (a working capital deficit) and the Company must meet commitments for debt service payments of $8.3 million, Management believes that existing liquidity sources, including expected cash flows from operations, existing cash reserves and existing credit facilities, will satisfy its cash requirements for the next twelve months. Southwall may need to raise additional funds if management's estimates change or prove inaccurate or in order for the Company to respond to unforeseen technological or marketing problems, or to take advantage of unanticipated opportunities. To fully implement its business plan, Southwall will need to raise additional capital from external sources.

        The Company is addressing its liquidity needs through a combination of achieving profitable operations, improving cash flow from operations, obtaining waivers from lenders for events of default, renegotiating provisions of key financing agreements and obtaining additional sources of financing. The Company is in discussions with lenders regarding establishing new credit facilities to meet projected working capital and capital expenditure needs in 2002. Additionally, the Company continues to explore a number of alternative equity transaction proposals to meet or supplement working capital and capital expenditure needs. While the company has received proposals, no assurances can be made that alternative sources of financing will be available, if at all, or on terms acceptable to the Company.

NOTE 3—LINE OF CREDIT

        The Company has a $10 million receivable financing line of credit with a financial institution that expires on June 30, 2003. Availability under the line of credit is based upon 80% of the approved accounts receivable balances and bears a finance fee of 0.88% per month of the average daily accounts receivable against which the Company is borrowing during the settlement period. In connection with the line of credit, the Company granted to the bank a continuing lien upon and security interest in, and right of set off with respect to all of the Company's interest in all accounts receivable, inventory, monies, remittances and fixed assets. As of December 31, 2001, the Company had approximately $7.0 million of availability under the line of credit of which it had borrowed $3.0 million, which is classified as current on the accompanying balance sheet.

NOTE 4—TERM DEBT

        The Company's indebtedness consists of the following:

Description	Rate	Balance at December 31, 2001	Due in 2002
Line of credit	(1)	$2,974	(1)
Term debt:
Japanese bank loan, guaranteed by Teijin	LIBOR + .4375	7,500	$2,500
German bank loan dated May 12, 1999	6.1%	2,465	308
German bank loan dated May 28, 1999	7.1%	2,259	—
German bank loan dated May 28, 1999	3.8%	1,290	258
German bank loan dated December 1, 1999	7.2%	1,918	266
German bank loan due June 30, 2000	5.8%	1,525	—
German bank loan dated June 29, 2009	5.8%	347	154
German bank loan dated July 10, 2000	7.1%	385	193
German bank loan dated December 19, 2000	7.5%	162	90
German bank loan dated December 18, 2000	7.5%	234	78
Note Payable dated September 21, 2001	8.0%	720	600
Other equipment financings	—	256	101

Total term debt		19,061	4,548
Capital leases:
Sale-leaseback dated July 19, 1999	13%	2,321	2,321
Sale-leaseback dated October 19, 1999	13%	1,446	1,446

Total capital leases		3,767	3,767

Total term debt and capital leases		22,828	$8,315

Less current portion		8,315
Term debt, non-current		$14,513

(1)
This line of credit expires in June 2003. Under the line, the Company can borrow an amount equal to 80% of eligible accounts receivable. The Company pays a finance fee equal to 0.88% per month of the average daily balance of the amount of accounts receivable against which the Company has borrowed.

        The Japanese bank loan is guaranteed by a Japanese company, Teijin Limited (Teijin). Teijin is a stockholder and supplier of substrate materials to the Company. The Teijin guarantee is collateralized by certain equipment located in Southwall's Tempe and Palo Alto manufacturing facilities and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 0.4375%, (7.70% and 3.16% at December 31, 2000 and 2001, respectively). The Company is also subject to certain financial covenants under the guarantee. A loan guarantee service fee is payable to Teijin semi-annually on the outstanding balance at the rate of 0.5625%. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest for the remaining three and one half year term. The scheduled principal payments for 2002 are $2.5 million. Teijin also received warrants in 1997 to purchase 158,000 shares of Southwall's common stock at $9 per share. These warrants were not exercised and expired on May 30, 2000. At December 31, 2001, the Company was not in compliance with certain of the financial covenants with Teijin pertaining to this promissory note. Southwall has received a waiver from Teijin of any defaults that may exist through and including December 31, 2002 arising out of its failure to comply with the financial covenants of the guarantee agreement relating to minimum quick ratio, tangible net worth and maximum debt/tangible net worth. Nevertheless, if the Company is in default of any covenant as of December 31, 2002, Teijin agreed that it would not assert its rights or take any action with respect to such default until on or after March 1, 2003. The waiver was conditioned on the Company's agreement to prepay $2.5 million of the debt in the event that it raises additional equity from the sale of common stock in a public offering or to prepay an amount equal to 10% of the proceeds from a sale of stock other than in a public offering. Accordingly, the Company has classified $5.0 million as long-term debt on the balance sheet at December 31, 2001.

        During 1999, Southwall entered into a master equipment sale-leaseback agreement with a leasing company ("lessor"). Because the Company has an option to purchase the equipment at a price to be determined between Southwall and the lessor at the end of the lease period, the sale-leaseback agreements have been treated as a financing. One lease has a lease term of three years and the other lease has an initial lease term of two years with an option to extend it for an additional year. At December 31, 2001, the Company had a total of $3.8 million outstanding and due under these leases. The leased equipment and certain other production equipment owned by the Company collateralize the sale-leaseback agreements. The effective interest rate of both is approximately 13% per annum and the leases are repayable over the lease term commencing in May 2000. Additionally, Southwall has provided the lessor an irrevocable standby letter of credit in the amount of $0.5 million to collateralize all of its obligations under these agreements. In addition, $1 million of the amounts due from the Lessor was not funded, but will be released upon the Company satisfying certain financial conditions. The Company is in dispute with the lessor over interpretation of certain terms of the lease agreement and has withheld lease payments due since March 2001. The lessor has notified the Company that it is in default and has drawn down on the letter of credit in the amount of $0.5 million in January 2002. The Company is in negotiations with the lessor to buy out the lease at amounts which approximate the unpaid obligations, to be reduced by the $1.0 million holdback not funded by the lessor and the $0.5 million payment under the letter of credit. The Company has classified $3.8 million due under the leases as a current liability in the accompanying balance sheet at December 31, 2001, including $0.2 million that would otherwise be classified as a long-term liability.

        On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to DM 6.0 million ($2.9 million). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in deutschemarks after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum for the first five years, and will be revised to the prevailing rate at the end of the fifth year. The Company is current in all principal and interest payments due under the loan; the agreement contains various covenants with which the Company was in compliance at December 31, 2001. Of the borrowings outstanding of $2.5 million under this bank loan at December 31, 2001, $2.2 million was classified as noncurrent in the accompanying balance sheet.

        On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds are available in three tranches, and shall be used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at December 31, 2001; the Company is current with respect to all principal and interest payments due under the loan agreement. The first tranche provides for borrowings of DM 4.89 million ($2.2 million) for a term of twenty years. The principal is repayable in deutschemarks after ten years in ten equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years, after which time the rate is adjusted to a current prevailing rate. Of the borrowings outstanding under this tranche of $2.2 million at December 31, 2001, $2.2 million is classified as noncurrent in the accompanying balance sheet. The second tranche provides for borrowings of DM 3.35 million $(1.5 million) for a term of seven years and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bears fixed interest at 3.75% per annum for the period of seven years. At December 31, 2001, the amount due was $1.3 million, and $1.0 million is classified as a noncurrent liability. The third tranche, dated December 1, 1999, provides for borrowings of euro 2.121 million ($1.87 million) for a term of ten years, and the principal is repayable after one year, in thirty-six equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the first five years. At December 31, 2001, the amount due was $1.9 million; of this amount, $1.6 million was classified as noncurrent.

        On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to DM 3.3 million ($1.7 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in deutschemarks. 50% of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Other Assets." The agreement contains various covenants with which the Company was in compliance at December 31, 2001. The amount due under this bank loan at December 31, 2001 was $1.5 million, which was classified as noncurrent.

        On June 29, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to DM 1.0 million ($0.481 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 5.8% per annum. The interest is payable quarterly in deutschemarks. The agreement contains various covenants with which the Company was in compliance at December 31, 2001. The amount due under this bank loan was $0.3 million at December 31, 2001; of this amount, $0.2 million was classified as noncurrent.

        On July 10, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.511 million ($0.480 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 7.10% per annum. The interest is payable quarterly in euros. The agreement contains various covenants with which the Company was in compliance at December 31, 2001. The amount due under this bank loan was $0.4 million; of this amount, $0.2 million was classified as noncurrent at December 31, 2001.

        On December 18, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to DM 0.5 million ($0.2 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 9 quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in deutschemarks. At December 31, 2001, the amount outstanding under this bank loan was $0.2 million; of this amount, $0.1 million was classified as noncurrent at December 31, 2001.

        On December 19, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.3 million ($0.2 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in euros. At December 31, 2001, the amount outstanding under this bank loan was $0.2 million; all of this amount was classified as noncurrent at December 31, 2001.

        The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary. In addition, effective January 1, 2002, all of these banks loans were denominated in euros.

        On September 21, 2001, the Company entered into a note payable agreement with the manufacturer of the Company's production machinery, PM 7, located at the Company's Tempe facility, for the remaining balance of $0.96 million owed on the machine. The first installment on the note was paid on September 26, 2001 in the amount of $0.14 million. The remaining balance of the note is payable in 16 monthly installments. The note bears interest at 8.0% per annum. At December 31, 2001, the amount outstanding under this bank loan was $0.7 million; of this amount, $0.1 million was classified as noncurrent at December 31, 2001. Other term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

        Scheduled principal reductions of term debt for the next five years and thereafter, are as follows:

Year	Amount
2002	$8,315
2003	3,949
2004	3,497
2005	779
2006	779
Thereafter	5,509

Total	$22,828

        The Company incurred total interest on indebtedness of $2.6 million, $4.6 million and $2.9 million in 1999, 2000 and 2001, respectively. Of these amounts, Southwall capitalized $1.2 million in 1999, $1.8 million in 2000 and $0.1 million in 2001 as part of the costs related to the construction of new production machines and facilities.

NOTE 5—GOVERNMENT GRANTS AND INVESTMENT ALLOWANCES

        The Company has an agreement to receive a grant award (the "Grant"), which was approved by the Saxony government in May 1999. As of December 31, 2001, the Company had received approximately DM 9.7 million ($4.7 million) under this Grant and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden manufacturing facility. Additionally, the Company received DM 2.0 million ($0.9 million) of government grants that have been recorded as an advance until the Company earns the grant through future expenditures.

        Initially, the Grant was subject to the following requirements:

  (a)
  The grant was earmarked to co-finance the costs of the construction of a facility to manufacture XIR® film for the automotive glass industry.

  (b)
  The construction period for the project was from March 15, 1999 to March 14, 2002.

  (c)
  The total investment should be at least DM 80.3 million ($39.2 million).

  (d)
  The project must create at least 143 permanent jobs and 7 apprenticeships by December 2003.

        However, on February 20, 2002, the Saxony government extended the date by which the Company must comply with the requirements to June 30, 2006. In the event that the Company fails to meet the above requirements, the Saxony government has the right to reclaim the Grant.

        The Company is further eligible for investment allowances calculated based on the capital investment of DM 80.3 million ($39.2 million), subject to European Union regulatory approval. During 2000, the Company received DM 2.1 million ($1.0 million) in investment allowances from the Saxony government and those proceeds were applied to reduce the capitalized construction cost of the Dresden facility. The Company received an additional DM 4.4 million ($2.1 million) in investment allowances from the Saxony government in 2001, and those proceeds were also applied to reduce the capitalized construction cost of the Dresden facility. The Company has also applied for approximately euros

1.2 million ($1.0 million) in investment allowances in 2002. The investment allowance is subject to the following requirements:

  (a)
  The movable and immovable assets, the acquisition costs of which are taken into account in determining the investment allowance, shall be employed within the subsidized territory for a period of at least five years following the acquisition or production.

  (b)
  The movable assets, the acquisition costs of which are taken into account in determining the increased investment allowance, shall remain in a business that is engaged in the processing industry, or in a similar production industry, for a period of at least five years following the acquisition or production.

        In the event that the Company fails to meet the above requirements, the Saxony government has the right to reclaim the allowances.

        The investment grants and investment allowances that the Company is entitled to seek varies from year to year based upon the amount of capital expenditures that meet the above requirements. Generally, Southwall is not eligible to seek total investment grants for any year in excess of 33% of its eligible capital expenditures for that year. The Company cannot guarantee that it will be eligible for or receive additional grants in the future.

NOTE 6—INCOME TAXES

        The income tax provision in 2000 and 2001 relates primarily to foreign withholding taxes on royalty payments and federal statutory and state alternative minimum tax obligations. The effective income tax rate differs from the federal statutory rate as a result of valuation allowances established for deferred tax assets. The Company believes that sufficient uncertainty exists with regard to the realization of these tax assets; accordingly, a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on this absence of objective evidence, the Company is unable to assert that it will generate sufficient taxable income to realize the deferred tax assets.

        Deferred tax (liabilities) assets are comprised of the following:

	December 31,
	2000	2001
Depreciation	$(3,679)	$(4,388)
Other	(44)	(277)

Gross deferred tax liabilities	(3,723)	(4,665)

Inventory reserves	552	540
Other	2,952	4,354
Loss carryforwards	12,396	9,377
Credit carryforwards	952	1,364

Gross deferred tax assets	16,852	15,635

Deferred tax assets valuation allowance	(13,129)	(10,970)

Net deferred taxes	$—	$—

        At December 31, 2001, the Company had net federal operating loss carryforwards of approximately $26.1 million that expire at various dates from 2002 through 2019. The net operating loss carryforwards include approximately $3.9 million resulting from employee exercises of non-incentive stock options or disqualifying dispositions, the tax benefit of which, when realized, will be accounted for as an addition to capital in excess of par value, rather than as a reduction of the provision for income taxes. The Company has state and German net operating loss carryforwards that expire at various future dates. Research and development, investment and foreign tax credit carryovers of approximately $1.3 million are also available to reduce future federal and state income taxes and expire at various dates through 2004. If certain substantial changes in ownership of the Company occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

NOTE 7—BENEFIT PLANS

Stock Option Plans

        The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 1997 Stock Incentive Plan and the 1998 Stock Option Plan for Employees and Consultants. The board of directors adopted the 1998 Stock Option Plan for Employees and Consultants on August 6, 1998. The human resources committee of the board of directors administers the plans and agreements. The exercise price of options granted under the 1997 and 1998 plans must be at least 85% of the fair market value of the stock at the date of grant.

        Generally, options granted under the plans vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or three months after the optionee terminates his relationship with the Company.

        During 1998 and 1999, certain employees, officers and directors of Southwall exercised stock options under the plans by issuing full recourse notes with an annual rate of interest of generally 7%. During 1998 and 1999, outstanding notes from certain of those employees, officers and directors were extended from terms of one year to terms of two years. Both the principal and the interest accrued on the notes are due at the end of the term of each note. These notes aggregate $0.1 million and $0.1 million at December 31, 2000 and 2001 respectively.

        As of December 31, 2001, there were 314,675 shares of Common Stock available for grant under the two stock option plans.

        The activity under the option plans, combined, was as follows:

	Options	Range of Exercise Price	Weighted Average Exercise Price
Options outstanding at January 1, 1999	1,413	—	—
Granted	637	$2.75 - $4.50	3.77
Exercised	(127)	$2.50 - $4.38	2.89
Cancelled or expired	(262)	$2.50 - $8.63	5.15

December 31, 1999	1,661	$2.50 - $8.63	$4.59
Granted	752	$1.56 - $11.50	5.35
Exercised	(128)	$2.50 - $9.87	3.82
Cancelled or expired	(317)	$1.56 - $11.50	4.66

December 31, 2000	1,968	$1.56 - $11.50	$4.92

Granted	541	$2.13 - $6.06	3.19
Exercised	(150)	$1.56 - $6.88	3.59
Cancelled or expired	(448)	$2.13 - $11.50	4.80

December 31, 2001	1,911	$1.56 - $11.50	$4.81

Employee Stock Purchase Plan

        In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("the 1997 Plan") and reserved 100 shares of Common Stock for issuance thereunder. Employees, subject to certain limitations, may purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period, or the last day of the purchase period. During 1999, 2000 and 2001, 36, 41 and 38 shares, respectively, were sold under the 1997 Plan. At December 31, 2001, there were 58 shares available for issuance under the 1997 Plan.

Accounting for Stock-Based Compensation

        Southwall has stock option plans that reserve shares of Common Stock for issuance to employees, officers, directors and consultants. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for grants at fair market value. Southwall adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation cost for our stock option plans and stock purchase plans been determined based on the fair value at the grant date for awards granted in 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	1999	2000	2001
Net income (loss)—as reported	$(1,865)	$(6,180)	$4,635
Net income (loss)—pro forma	$(2,659)	$(7,830)	$3,833
Net income (loss) per share—as reported
Basic	$(0.25)	$(0.81)	$0.58
Diluted	$(0.25)	$(0.81)	$0.57
Net income (loss) per share—pro forma
Basic	$(0.36)	$(1.02)	$0.48
Diluted	$(0.36)	$(1.02)	$0.47

        For the stock option plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for the multiple option approach with the following weighted average assumptions used for grants in 1999, 2000 and 2001, respectively. Expected volatility of 110% in 1999, 134% in 2000, and 89% in 2001; risk-free interest rate of 5.4%, 6.2% and 4.6%; and expected lives from vesting date of 3.23, 2.54 and 3.26 years. Southwall has not paid dividends and assumed no dividend yield. The weighted average fair value of stock options granted in 1999, 2000 and 2001 was $2.60, $3.74 and $1.89 per share, respectively.

        For the employee stock purchase plans, the fair value of each purchase right is estimated at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1999, 2000, and 2001 respectively. Expected volatility of 139%, 134% and 89%; risk-free interest rate of 5.8%, 6.32% and 4.19%; and expected lives of 0.5 years in each year. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of those purchase rights granted in 1999, 2000 and 2001 was $1.98, $2.19 and $1.21 per right, respectively.

NOTE 7—BENEFIT PLANS (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price
$1.56 - $2.75	137	5.96	$2.39	12	$2.20
$2.81 - $2.81	230	6.07	2.81	—	0.00
$2.94 - $3.71	221	4.44	3.38	106	3.14
$3.75 - $4.50	275	4.65	4.16	161	4.18
$4.63 - $5.00	307	2.81	4.91	239	4.89
$5.07 - $5.07	70	6.72	5.07	—	0.00
$5.20 - $5.20	209	5.74	5.20	53	5.21
$5.75 - $6.88	216	3.51	6.59	175	6.58
$7.00 - $8.13	193	4.87	7.30	79	7.23
$8.25 - $11.50	53	5.60	10.24	25	9.82

$1.56 - $11.50	1,911	4.71	$4.81	850	$5.23

401(k) Plan

        In 1998, the Company sponsored a 401(k) defined contribution plan covering eligible employees who elect to participate. Southwall is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the board of directors. The Company matches 25% of each eligible participant's 401(k) contribution up to a maximum of 20% of the participant's compensation, not to exceed one thousand dollars per year. Southwall's actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary or profit sharing contributions were made for the years ending December 31, 1999, 2000 and 2001. Matching contributions for the years ended December 31, 1999, 2000 and 2001 were $0.1 million, $0.2 million, and $0.1 million respectively.

NOTE 8—SEGMENT REPORTING

        Southwall reports segment information using the management approach to determine segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company is organized on the basis of products and services. The total net revenues for the automotive glass, electronic display, and architectural product lines were as follows:

	1999	2000	2001
Automotive glass	$19,477	$20,198	$37,385
Electronic display	16,014	47,734	29,691
Architectural	19,107	17,416	15,900

Total net revenues	$54,598	$85,348	$82,976

        The following is a summary of net revenue by geographic area for 1999, 2000 and 2001.

	1999	2000	2001
United States	$11,852	$12,750	$10,881
South America	567	564	545
Pacific Rim	8,088	14,681	9,113
Japan	12,055	34,956	26,755
Europe	20,304	21,446	35,302
Canada	1,732	951	380

Total net revenues	$54,598	$85,348	$82,976

        Southwall operates from facilities located in the United States and Germany. Identifiable assets were as follows:

	As of December 31,
	2000	2001
United States	$64,145	$54,813
Germany	16,317	18,345

Consolidated	$80,462	$73,158

        Three customers accounted for 18%, 11% and 10% of net sales in 1999, three customers accounted for 38%, 14% and 12% of net sales in 2000, and three customers accounted for 24%, 21% and 16% of net sales in 2001.

NOTE 9—COMMITMENTS and CONTINGENCIES

Commitments

        The Company leases certain property and equipment as well as its facilities under noncancellable operating leases. These leases expire at various dates through 2009. As of December 31, 2001, the future minimum payments under these leases are as follows:

Operating
2002	3,601
2003	2,832
2004	2,846
2005	475
2006	475
Thereafter	—

Future minimum lease payments	$10,229

        Rent expense under operating leases was approximately $1.5 million, $3.2 million and $3.7 million in 1999, 2000, and 2001 respectively.

Contingencies

        The Company is a defendant in an action filed on April 5, 1996 entitled "Four Seasons Solar Products Corp vs. Black & Decker, Bostik, Inc. and Southwall Technologies Inc.", No. 5 CV1695 pending in the United States District Court for the Eastern District of New York. Plaintiff is a manufacturer of insulated glass units which incorporate our Heat Mirror film. Plaintiff alleges that a sealant provided by the co-defendant is defective, asserts causes of action for breach of contract, unfair competition, and fraudulent concealment, and seeks monetary damages of approximately $36 million for past and future replacement costs, loss of customer goodwill, and punitive damages against all defendants. The Company has filed a motion to dismiss. The Court has dismissed the unfair competition and fraudulent concealment claims against the Company. It still has under advisement the Company's motion to dismiss the breach of contract claim. The Company believes the claim to be without merit.

        In October 2000, the Company was served with a complaint entitled Hurd Millwork, Inc. v. Southwall Technologies Inc., et. al., United States District Court, Northern District of California, Case No. C00-3820 (CRB). Hurd is a manufacturer of installed glass units which incorporated Heat Mirror film. Hurd alleged that various failures and deficiencies associated with the installed glass units gave rise to warranty and other consumer claims. The Company reached a settlement with plaintiffs, the terms of which are confidential. The settlement amount was paid by the Company's insurance carrier.

        The Company's German subsidiary was a defendant in a lawsuit filed by one of our suppliers on March 21, 2000 in a German court to seek payment of $0.9 million for engineering services rendered in connection with developing the initial plans for the Dresden facility. The Company issued letters of award to the plaintiff amounting to $0.3 million prior to terminating plaintiff's services for not meeting expectations. The plaintiff claimed fees for services rendered, including the costs of significant modifications and revisions requested by us calculated in accordance with the German Federal

Schedule of Architects' fees. The plaintiff further alleged that the Company utilized plaintiff's planning work in further developing the plant. In December 2001, a judgment was reached by the German court, in favor of the plaintiff, for approximately $0.3 million. In February 2002, the plaintiff elected to accept the court's ruling in lieu of an appeal. The award for engineering services has been accrued at December 31, 2001 as additional construction costs.

        In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business or consolidated financial position, results of operations or cash flows.

NOTE 10—RELATED PARTY TRANSACTIONS

Teijin

        On April 9, 1997, Southwall signed a comprehensive set of collaborative agreements with a major supplier of the Company's raw materials, Teijin Limited. The agreements provided for, among other things, the purchase by Teijin of 667,000 shares of the Company's common stock at a price of $7.50 per share; a guarantee by Teijin of a $10.0 million loan to the Company; and an agreement to collaborate to achieve closer marketing and product development ties between the two companies. The Company pays an annual loan guarantee fee to Teijin of 0.5625% of the outstanding principal balance of the loan guaranteed by Teijin. The Company paid a loan guarantee fee of approximately $53,000 to Teijin during 2001. As of December 31, 2001, $7.5 million was outstanding under the loan guaranteed by Teijin. Pursuant to a letter agreement dated March 28, 2002, the Company is obligated to repay $2.5 million of the loan guaranteed by Teijin with the proceeds from common stock sold in a public offering or an amount equal to 10% of the proceeds from a sale of stock other than in a public offering.

        Also under these agreements, Teijin has the right to nominate a representative to the Company's board of directors. During 1999, 2000 and 2001, the Company paid Teijin approximately $3.2 million, $10.3 million and $9.0 million for purchases of raw material substrates. At December 31, 2000 and 2001, accounts payable to Teijin were $2.8 million and $1.8 million.

Globamatrix

        The Company has two distribution agreements with Globamatrix under which the Company granted it exclusive licenses in North America to distribute the Company's after-market applied film in the automotive and architectural glass markets. Under the agreements, which are scheduled to expire in 2007 and 2008, Globamatrix agreed to purchase an annually increasing amount of our products. During 1999, 2000 and 2001, sales to Globamatrix were $2.1 million, $2.2 million and $5.6 million. At December 31, 2000 and 2001, accounts receivable from Globamatrix were $0.6 million and $1.5 million.

        On April 20, 2001, Globamatrix purchased 422,119 shares of the Company's common stock for $1.0 million (approximately $2.37 per share) pursuant to a stock purchase agreement. The closing price of the Company's common stock on the Nasdaq National Market was $2.10 per share on April 19, 2001, and $2.19 per share on April 20, 2001. The shares were not registered under the Securities Act. Globamatrix holds registration rights with respect to the shares.

Transactions Involving Directors

        In April 1997, the Company entered into a development and technology agreement with Energy Conversion Devices, Inc., or ECD. This agreement provides that the Company will pursue with ECD the commercialization of the process of sputter coating on flexible substrates using PECVD processes. The agreement further provides that the Company will pay ECD a royalty in an amount based upon the sales volume of product produced through the PECVD process. Southwall agreed to pay to ECD 2.25% of its net sales in connection with PECVD technology for five years and 1.25% of net sales after that. Through March 1, 2002, the process had not been commercialized and the Company had not paid ECD royalties under the agreement but expected to begin to pay royalties in 2002. In February 1999, the Company entered into an equipment purchase contract with ECD pursuant to which ECD agreed to modify one of the Company's production machines (PM 7) so that the machine would produce products by means of the PECVD process. The Company paid ECD approximately $0.9 million in 1999, $0.01 million in 2000 and $0.29 million in 2001 in connection with its conversion of PM 7 to the use of PECVD technology. A director of Southwall is the Chairman of ECD. The Company presently owes ECD approximately $0.57 million in connection with the conversion of PM 7, which is represented by a note payable. As of December 31, 2001, the Company owed ECD approximately $0.72 million. The Company has agreed under the note to pay ECD $0.05 million per month through December 2002, with a final payment of $0.07 million in January 2003. The Company has further agreed to attempt to procure for ECD a first priority security interest in PM 7.

NOTE 11—BALANCE SHEET DETAIL

	December 31,
Inventories, net
	2000	2001
Raw Materials	$4,394	$3,545
Work-in-process	4,799	2,430
Finished goods	981	176

Total Inventories	$10,174	$6,151

	December 31,
Property, plant and equipment, net:
	2000	2001
Land, buildings and leasehold improvements	$11,179	$8,968
Machinery and equipment	63,717	70,986
Furniture and fixtures	4,075	4,730
Construction-in-process	6,999	5,179

	$85,970	$89,863
Less—accumulated depreciation	(36,086)	(42,022)

Total property, plant and equipment	$49,884	$47,841

        Depreciation and amortization expense for the years ended December 31, 1999, 2000 and 2001 was $4.9 million, $5.7 million, and $6.0 million respectively. See Note 5 to the financial statements with respect to a government grant received to offset construction and equipment costs for the German subsidiary.

	December 31,
Other accrued liabilities:
	2000	2001
Reserve for warranties and sales returns	$1,903	$2,642
Legal settlement	550	475
Accrued sales commission	441	405
Insurance premium financing	314	967
Accrued taxes	120	383
Accrued professional fees	393	187
Other	830	597

	$4,551	$5,656

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        The names, ages and positions of our current directors and executive officers are as follows:

Name	Age	Position
Thomas G. Hood	46	President, Chief Executive Officer and Director
Robert R. Freeman	59	Senior Vice President, Chief Financial Officer and Secretary
Sicco W.T. Westra	51	Senior Vice President, Engineering and Chief Technology Officer
Wolfgang Heinze	42	Vice President, General Manager Southwall Europe GmbH
Nasser A. Lama	41	Vice President, U.S. Operations
John Lipscomb	52	Vice President, Corporate Controller
Ted L. Larsen	67	Vice President, Sales and Marketing, Electronic Display Products
Joseph B. Reagan(1)(2)	66	Chairman of the board of directors
Bruce J. Alexander(2)	57	Director
Tadahiro Murakami(2)	60	Director
Robert C. Stempel(1)	68	Director
Walter C. Sedgwick(1)	54	Director

(1)
Member of the audit committee.

(2)
Member of the human resources committee.

        Thomas G. Hood has served as Southwall's President and Chief Executive Officer since July 1998 and as a member of the board of directors of Southwall since March 1998. From March 1998 until July 1998, he served as Interim President and Chief Executive Officer. From July 1996 to March 1998, he served as Senior Vice President, General Manager, Energy Products Division. From January 1995 to July 1996, he was Vice President, General Manager, International Operations, and from October 1991 to January 1995, he was Vice President, Marketing and Sales. He is the inventor of record on ten of Southwall's patents. Mr. Hood has an MS degree in Mechanical Engineering from New Mexico State University.

        Robert R. Freeman has been Senior Vice President, Chief Financial Officer and Secretary of Southwall since September 2000. From May 1999 to June 2000, he served as Senior Vice President and Chief Financial Officer of Rosendin Electric, Inc. From August 1993 to April 1999, he served as Senior Vice President and Chief Financial Officer of Helix Electric, Inc. Mr. Freeman has an MBA from the University of Southern California.

        Sicco W. T. Westra has been Senior Vice President, Engineering and Chief Technical Officer of Southwall since August 1998. From February 1998 until August 1998, he served as the Director of Global Production Management for Applied Materials, Inc. From March 1994 to August 1998, he served as a Manager of Business Development for BOC Coating Technology, Inc. Dr. Westra holds a PhD. from the University of Leiden in the Netherlands.

        Wolfgang Heinze joined Southwall in January 1999 as Plant Manager of our Dresden factory. In December 2000, Mr. Heinze was promoted to the position of Vice President, General Manager Southwall Europe GmbH. Prior to joining Southwall, Mr. Heinze had been the Chief Executive Officer of FUBA Printed Circuits, GMBH from February 1991 to April 1998. Mr. Heinze has a MD of Commercial Science from the Technical University in Merseburg, Germany.

        Nasser A. Lama joined Southwall in September 1999 as Plant Manger of our Palo Alto factory. He was promoted to Vice President, U.S. Operations in March 2000. Prior to joining Southwall, Mr. Lama was Vice President of Operations of Ink Jet Technology, a subsidiary of FrancoTyp-Postalia, from

March 1998 to March 2000. From August 1994 to March 1998, he was Director of Operations of Akashic Memories. Mr. Lama has an MS degree in Mechanical Engineering from Memphis State University.

        John Lipscomb has been Vice President, Corporate Controller since November 2000. From March 1996 to November 2000, he served as a Finance Director with Informix Software and with ABB LTD. From June 1988 to February 1996, he served in various senior level financial management positions with Apple Computer. Mr. Lipscomb has a B.A. degree in Accounting from the University of Massachusetts at Amherst.

        Ted L. Larsen has been our Vice President, Sales and Marketing, Electronic Display Products since February 1995. Dr. Larsen joined Southwall in August 1989 in the capacity of Vice President, Engineering. Prior to joining Southwall, Dr. Larsen was with the Optoelectronics Division of General Instrument Corporation in Palo Alto from 1979 through 1987 where he served as Vice President and General Manager. Dr. Larsen holds a PhD in Material Science from Stanford University. Mr. Larsen intends to retire at the end of April 2002.

        Joseph B. Reagan has served as a member of our board of directors since June 1993 and as Chairman of the board of directors since May 2000. He previously served as a director from October 1987 through May 1992. Dr. Reagan is a technology and senior management consultant to industry and to the United States Government. He retired in 1996 after 37 years with the Lockheed Martin Corporation where he was a Corporate Vice President and General Manager of the Research and Development Division of the Missiles and Space Company. Dr. Reagan holds a PhD in Space Science from Stanford University.

        Bruce J. Alexander has served as a member of our board of directors since May 1981. In April 1999, he joined Needham & Company, Inc., an investment bank, as a Managing Director. From June 1997 until April 1999, he served as President and Chief Executive Officer of Black & Company, an investment bank. From May 1994 to June 1997, he was with Needham & Company, Inc., serving as a Managing Director. From January 1992 to May 1994, he was a General Partner with Materia Ventures, L.P., a venture capital firm investing in advanced materials companies. From March 1987 to July 1991, he was President and Chief Executive Officer of Southwall. From February 1982 to March 1987, he held various positions with Southwall, including Executive Vice President, Vice Chairman of the Board, Chairman of the Board, Chief Executive Officer, and Chief Financial Officer.

        Robert C. Stempel has served as a member of our board of directors since May 2000. He is Chairman of Energy Conversion Devices, Inc. (ECD), an energy and information company headquartered in Troy, Michigan. Mr. Stempel retired as Chairman and Chief Executive Officer of General Motors Corporation in November 1992. He was named Chairman and Chief Executive Officer in August 1990. Prior to serving as Chairman, he had been President and Chief Operating Officer of General Motors since September 1987.

        Tadahiro Murakami has served as a member of the board of directors of Southwall since May 2000. He is President of Teijin-Bayer Polytec Ltd., a subsidiary of Teijin Limited. He served, from February 1997 until April 1999, as Director of the Plastics Division for Teijin DuPont Films, a subsidiary of Teijin Limited, and was the General Manager of the Sales Department for Teijin DuPont Films from December 1994 until February 1997.

        Walter C. Sedgwick has served as a member of our board of directors since January 1979. Mr. Sedgwick has been a private investor since 1994.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file reports with the Securities and Exchange Commission disclosing their ownership of our stock and changes in such ownership. Copies of such reports are also required to be furnished to us.

        To our knowledge, based solely on review of the copies of the above-mentioned reports furnished to us and written representations that no other reports were required, during 2001, and all other such filing requirements were complied with in a timely fashion.

ITEM 11. EXECUTIVE COMPENSATION

        The following summary compensation table sets forth the total compensation paid or accrued for services rendered in 2001, 2000 and 1999 by our chief executive officer and each of our four other most highly compensated executive officers (the "named executive officers"):

Long-Term Compensation Awards
Annual Compensation
Name and Principal Position				Stock Underlying Options(#)	All Other Compensation(2)
	Year	Salary(1)	Bonus(1)
Thomas G. Hood President and Chief Executive Officer	2001 2000 1999	$270,000 265,192 257,288	$123,571 19,120 —	50,000 28,550 125,000	$1,000 1,000 1,000
Robert R. Freeman(3) Senior Vice President, Chief Financial Officer and Secretary	2001 2000 1999	$200,000 58,462 —	$62,071 — —	35,000 50,000 —	$1,000 1,000 —
Sicco W. T. Westra Senior Vice President, Engineering and Chief Technology Officer	2001 2000 1999	$195,000 176,144 177,817	$50,821 12,620 —	30,000 17,300 12,000	$1,000 1,000 1,000
Wolfgang Heinze(4) Vice President, General Manager Southwall Europe GmbH	2001 2000 1999	$175,910 133,874 45,257	$70,545 86,659 5,570	— 5,000 20,000	— — —
Ted L. Larsen Vice President, Sales and Marketing Electronic Display Products	2001 2000 1999	$176,110 174,446 138,280	$41,474 920 296	20,000 6,500 5,000	$1,000 1,000 1,000

(1)
The amounts listed under Salary and Bonus include amounts deferred pursuant to our 401(k) Plan.

(2)
The amounts listed under "All Other Compensation" for 2001 consist of our matching contributions under our 401(k) Plan.

(3)
Mr. Freeman joined us in September 2000 as Senior Vice President, Chief Financial Officer and Secretary.

(4)
Mr. Heinze joined us in January 1999 and was promoted to the position of Vice President, Dresden Operations in December 2000.

Option Grants In Last Fiscal Year

        The following table shows information concerning each stock option we granted to the named executive officers during our fiscal year ended December 31, 2001.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year
Name			Exercise Price ($/Sh)(2)	Expiration Date
					5%	10%
Thomas G. Hood	50,000	9.2%	$3.71	1/24/2011	$116,660	$295,639
Robert R. Freeman	35,000	6.5	2.81	1/24/2011	61,907	156,884
Sicco W.T. Westra	30,000	5.5	2.81	1/24/2011	53,055	134,453
Wolfgang Heinze	—	—	—	—	—	—
Ted L. Larsen	20,000	3.7	2.81	1/24/2011	35,375	89,648

(1)
Option grants were made under our 1997 stock incentive plan. The options granted to Messrs. Freeman, Westra and Heinze vest in four equal annual installments, beginning one year after the grant date. The options granted to Mr. Hood vested in seven equal annual installments, beginning one year after the grant date and were subject to acceleration if we met certain earnings targets. We met these targets as of December 31, 2001, and Mr. Hood's options became fully vested. In the event of certain corporate transactions such as an acquisition or sale of our assets, the outstanding options of our named executive officers will become immediately exercisable for fully vested shares of common stock, unless the options are assumed or substituted with a comparable option by the acquiring company or its parent. In any event, our human resources committee may accelerate the vesting of outstanding options upon certain corporate transactions or involuntary terminations following a corporate transaction.

(2)
We granted all options at an exercise price per share equal to the fair market value of the common stock on the date of grant. The exercise price may be paid in cash or cash equivalents, in shares of the underlying common stock valued at fair market value on the exercise date or in a same-day sale program with the assistance of a designated brokerage firm.

(3)
The potential realizable values at assumed 5% and 10% annual rates of compounded stock price appreciation for the terms of the options are based on the fair market value or deemed fair market value of the common stock used by us for accounting purposes, as applicable, and do not represent our estimates or projections of our future stock prices. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information concerning option exercises and unexercised stock options for our fiscal year ended December 31, 2001 with respect to each named executive officer. We determined the value of unexercised in-the-money options by calculating the difference between the exercise price per share payable upon exercise of these options and the closing price of our common stock on the Nasdaq National Market at December 31, 2001, which was $7.15 per share. The value realized has been calculated by determining the difference between the exercise price per share paid upon exercise of the options and the closing price of our common stock on the Nasdaq National Market on the date of exercise of the options.

			Number of Securities Underlying Unexercised Options at December 31, 2001		Value of Unexercised In-the-Money Options at December 31, 2001
Name	Shares Acquired On Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas G. Hood	7,500	$1,875	137,266	168,750	$259,253	$377,381
Robert R. Freeman	—	—	12,500	72,500	24,300	224,713
Sicco W.T. Westra	—	—	49,550	59,750	123,676	188,004
Wolfgang Heinze	—	—	11,250	13,750	36,430	41,290
Ted L. Larsen	5,625	1,406	40,500	7,000	69,854	18,799

1997 Stock Incentive Plan and 1998 Stock Option Plan for Employees and Consultants

        In May 1997, we adopted the 1997 stock incentive plan and reserved an aggregate of 400,000 shares of our common stock for issuance under the plan. The shares reserved for issuance under the plan automatically increase at the beginning of each year by 250,000. As of March 13, 2002, options to purchase a total of 1,060,355 shares of common stock were outstanding under the plan. The plan is administered by the human resources committee. The human resources committee has the authority to construe and interpret the plan and any agreement made under the plan, grant awards and make all other determinations necessary or advisable for administration of the plan.

        In August 1998, we adopted the 1998 stock option plan for employees and consultants and reserved an aggregate of 250,000 shares of our common stock for issuance under the plan. The shares reserved for issuance under the plan automatically increase at the beginning of each year by 150,000. As of March 13, 2002, options to purchase a total of 559,843 shares of common stock were outstanding under the plan. The plan is administered by the human resources committee. The human resources committee has the authority to construe and interpret the plan and any agreement made under the plan, grant awards and make all other determinations necessary or advisable for the administration of the plan.

1997 Employee Stock Purchase Plan

        In March 1997, our board of directors and stockholders adopted the 1997 employee stock purchase plan. We initially reserved 100,000 shares of our common stock for issuance under this plan. In May 2000, the board of directors and stockholders approved the reservation of an additional 29,904 shares for issuance under the plan. In May 2001, the board of directors approved the reservation of an additional 95,096 shares for issuance under the plan. Approval of this increase will be considered by the stockholders at our 2002 annual stockholders meeting.

Severance Agreements

        We have entered into severance agreements with all of our officers and some of our key employees, under which they may become entitled to special benefits in connection with certain changes in control of Southwall affected by merger, liquidation or tender offer.

        The named executive officers with whom we have the severance agreements are:

Name	Title	Effective Date
Thomas G. Hood	President, Chief Executive Officer	December 14, 1999
Robert R. Freeman	Senior Vice President, Chief Financial Officer and Secretary	August 31, 2000
Sicco W.T. Westra	Senior Vice President, Engineering and Chief Technology Officer	December 14, 1999
Wolfgang Heinze	Vice President, General Manager Southwall Europe GmbH	December 8, 2000
Ted L. Larsen	Vice President, Sales and Marketing Electronic Display Products	December 14, 1999

        Under each of the agreements, a liquidation or acquisition of Southwall may result in the immediate acceleration of vesting of the named executive officers' outstanding options. Accordingly, upon a sale of substantially all of our assets or the acquisition of Southwall by merger, consolidation or tender offer, then all options held by each such officer at the time of the transaction will be immediately exercisable in full. However, such vesting acceleration will not occur if the options are assumed by the acquiring entity.

        If (i) the outstanding options are so assumed or the change in control is effected through the acquisition of 50% or more of our outstanding voting stock pursuant to a hostile tender offer and (ii) the officer's employment is involuntarily terminated other than for cause within 18 months following such assumption or acquisition, then options granted to the officer under our stock option plans and held at the time of termination will be immediately exercisable in full.

        Each named executive officer may also become entitled to a lump sum severance payment upon his involuntary termination within 24 months after a change in control. Accordingly, to the extent that the spread on the officer's accelerated options (the excess of the market price, at the time of acceleration, of the shares of common stock for which the options are accelerated over the aggregate exercise price payable for such shares) does not exceed 2.99 times the officer's average W-2 wages for the five fiscal years preceding the fiscal year in which the change in control occurs, a cash severance payment will be provided to the officer. However, the cash payment will in no event exceed the lesser of (i) two times the sum of the executive officer's annual rate of base salary in effect at the time of his or her involuntary termination plus the bonuses earned by him or her for the immediately preceding fiscal year or (ii) the amount necessary to bring the total benefit package (acceleration plus severance) up to the "2.99 times average W-2 wages" limitation.

        In the event benefits had become due as of December 31, 2001 under the severance agreements currently in effect for the named executive officers, the maximum cash amounts payable would be as follows: Mr. Hood, $675,000; Mr. Freeman, $400,000; Mr. Westra, $264,000; Mr. Heinze, $232,500; and Mr. Larsen, $268,820.

Director Compensation

        We pay each of our non-employee directors, other than the Chairman, an annual fee of $7,000 for their services as a director. We pay an annual fee of $14,000 to the Chairman. The directors' fees are payable in shares of our common stock at the directors' option. In addition, each non-employee director receives $1,000 plus expenses for each board meeting attended. Non-employee directors also receive a fee of $500 for each board meeting held via teleconference. Non-employee directors who serve on committees of the board also receive $600 for each committee meeting attended. Committee chairmen receive $750 for each committee meeting attended.

        Directors may also receive options under our 1997 stock incentive plan. During 2001, we granted options to non-employee board members to purchase the following number of shares, all at an exercise price of $2.81 per share: Dr. Reagan-14,000 shares; Mr. Alexander-7,000 shares; Mr. Murakami-7,000 shares; Mr. Sedgwick-7,000 shares; and Mr. Stempel-7,000 shares. For a summary of the option grants we made to Mr. Hood in 2001, please see "Executive Compensation—Option Grants in Last Fiscal Year" above.

        We pay no other compensation to our directors in respect of their services as directors.

Compensation Committee Interlocks and Insider Participation

        Our human resources (compensation) committee is composed of Joseph B. Reagan, Walter C. Sedgwick and Bruce J. Alexander. Neither Dr. Reagan nor Mr. Sedgwick has at any time since our formation been an officer or employee of Southwall. From February 1982 to July 1991, Mr. Alexander held various positions with us, including Executive Vice President, Vice Chairman of the Board, Chairman of the Board, Chief Executive Officer and Chief Financial Officer. None of our executive officers currently serves, or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or human resources committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth material information regarding beneficial ownership of our common stock as of March 15, 2002 by:

  •
  each person who we know to beneficially own more than 5% of our common stock;

  •
  each of our named executive officers;

  •
  each of our directors; and

  •
  all executive officers and directors as a group.

        Except as noted below, the address of each person listed on the table is c/o Southwall Technologies Inc., 1029 Corporation Way, Palo Alto, California, 94303, and each person has sole voting and investment power over the shares shown as beneficially owned, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address	Common Stock Beneficially Owned (1)	Percent of Outstanding Shares (1)
Teijin Limited 67, Minamihonmachi, 1-chome Chuoku, Osaka 541, Japan	667,000	7.9%
Advisory clients of
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	509,400	6.0%
Globamatrix Associates Pte Ltd. PSB Science Park Annex 3 Science Park Drive #0-2-16 Singapore 18223	422,119	5.0%
Bruce J. Alexander (2)	159,842	1.9%
Tadahiro Murakami	6,750	*
Joseph B. Reagan (3)	96,812	1.1%
Walter C. Segwick (4)	282,059	3.3%
Robert C. Stempel (5)	6,750	*
Thomas G. Hood (6)	210,641	2.4%
Robert F. Freeman	21,250	*
Sicco W.T. Westra	64,400	*
Wolfgang Heinze	11,250	*
Ted L. Larsen	60,225	*
All current executive officers and directors as a group (16 persons) (7)	1,029,368	12.1%

*
Less than 1%.

(1)
The table is based upon information supplied by Boston EquiServe and questionnaires received the above directors and officers.

(2)
Includes options to purchase 24,670 shares that are exercisable within 60 days of March 15, 2002.

(3)
Includes options to purchase 65,745 shares that are exercisable within 60 days of March 15, 2002.

(4)
Includes options to purchase 58,994 shares that are exercisable within 60 days of March 15, 2002, 49,000 shares held in trust for Mr. Sedgwick's benefit, 17,272 shares held by Mr. Sedgwick's son and 3,000 shares held in trust for Mr. Sedgwick's children.

(5)
Consists of options to purchase 6,750 shares that are exercisable within 60 days of March 15, 2002.

(6)
Includes options to purchase 171,516 shares that are exercisable within 60 days of March 15, 2002.

(7)
Includes options to purchase an aggregate of 585,414 shares that are exercisable within 60 days of March 15, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Teijin

        On April 9, 1997, we signed a comprehensive set of collaborative agreements with a major supplier of our raw materials, Teijin Limited. The agreements provided for, among other things, the purchase by Teijin of 667,000 shares of our common stock at a price of $7.50 per share; a guarantee by Teijin of a $10.0 million loan to us; and an agreement to collaborate to achieve closer marketing and product development ties between the two companies. We pay an annual loan guarantee fee to Teijin of 0.5625% of the outstanding principal balance of the loan guaranteed by Teijin. We paid a loan guarantee fee of approximately $53,000 to Teijin during 2001. As of December 31, 2001, $7.5 million was outstanding under the loan guaranteed by Teijin. Pursuant to a letter agreement dated March 28, 2002, between us and Teijin, we are obligated to repay $2.5 million of the loan guaranteed by Teijin in the event we raise additional equity from the sale of common stock in a public offering or to repay an amount equal to 10% of the proceeds from a sale of stock other than in a public offering.

        Also under these agreements, Teijin has the right to nominate a representative to our board of directors. Mr. Hideo Nakamori, President and CEO of Metton America, Inc., a subsidiary of Teijin, was appointed to our board of directors in May 1999 and served as a member of the board until May 2000. Mr. Tadahiro Murakami, President of Teijin-Bayer Polytec Ltd., a subsidiary of Teijin, was appointed to our board of directors in May 2000. During 2001, we paid Teijin approximately $9.0 million for purchases of raw material substrates.

Globamatrix

        We have two distribution agreements with Globamatrix under which we granted it exclusive licenses in North America to distribute our after-market applied film in the automotive and architectural glass markets. Under the agreements, which are scheduled to expire in 2007 and 2008, Globamatrix agreed to purchase an annually increasing amount of our products. During 2001, we had $5.6 million in sales to Globamatrix.

        On April 20, 2001, Globamatrix purchased 422,119 shares of our common stock for $1.0 million (approximately $2.37 per share) pursuant to a stock purchase agreement. The closing price of our common stock on the Nasdaq National Market was $2.10 per share on April 19, 2001, and $2.19 per share on April 20, 2001. The shares were not registered under the Securities Act. Globamatrix holds registration rights with respect to the shares.

Transactions Involving Directors

        In April 1997, we entered into a development and technology agreement with Energy Conversion Devices, Inc., or ECD. Robert C. Stempel, a director of Southwall since May 2000, is the Chairman of ECD. This agreement provides that we will pursue with ECD the commercialization of the process of sputter coating on flexible substrates using PECVD processes. The agreement further provides that we will pay ECD a royalty in an amount based upon the sales volume of product produced through the PECVD process. We agreed to pay to ECD 2.25% of net sales received by us in connection with PECVD technology for five years and 1.25% of net sales after that. To date, the process has not been commercialized and we have not paid ECD royalties under the agreement, but expect we will begin to pay royalties during 2002. In February 1999, we entered into an equipment purchase contract with ECD pursuant to which ECD agreed to modify one of our production machines (PM 7) so that the machine would produce our products by means of the PECVD process. We paid ECD approximately $0.9 million in 1999, $0.01 million in 2000 and $0.29 million in 2001 in connection with its conversion of PM 7 to the use of PECVD technology. We presently owe ECD an additional $0.57 million in connection with the conversion of PM 7, which is represented by a note payable. We have agreed under the note to pay ECD $0.05 million per month through December 2002, with a final payment of

$0.07 million in January 2003. We have further agreed to attempt to procure for ECD a first priority security interest in PM 7.

Loans to Officers and Directors

        During 1998, 1999, 2000 and 2001, we lent $43,875, $25,313, $0 and $18,750, respectively, to Thomas G. Hood, our President and Chief Executive Officer and a director, to permit him to exercise stock options that were about to expire at a time when he was not able to sell the shares issuable upon exercise to pay the exercise price. The indebtedness is represented by full recourse note payables to us due on June 28, 2002 ($14,063), December 1, 2002 ($43,875), December 15, 2002 ($11,250) and February 13, 2003 ($18,750), each bearing interest at the rate of 7.0% per annum. The largest amount of indebtedness outstanding under these notes at any time during 2001 was $87,937. In addition, on March 8, 2002, we lent Mr. Hood an additional $14,700 to exercise additional options. This note is due March 8, 2003, and bears interest at 7.0% per annum. As of March 15, 2002, the aggregate amount of indebtedness under Mr. Hood's notes was $102,638.

        We believe that all transactions described above were made on terms no less favorable to us than would have obtained from unaffiliated third parties. Future transactions, if any, with our executive officers, directors and affiliates will be on terms no less favorable to us than could be obtained from unrelated third parties and will be approved by a majority of the board of directors and by a majority of our disinterested directors.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are filed as part of this Form 10-K:

        (a)  (1) Financial Statements. The following Financial Statements of Southwall Technologies Inc. are filed as part of this Form 10-K:

    (2)
    Financial Statement Schedule.

        Valuation and qualifying accounts and reserves

Description	Balance at Beginning of Year	Additions		Deduction		Balance at End of Year
December 31, 2001
Inventory reserves	$1,418	$876		$1,293	(2)	$1,001
Allowance for bad debts	640	460		712	(2)	388
Reserve for warranty and sales returns	1,903	3,945	(1)	3,206	(2)	2,642
December 31, 2000
Inventory reserves	1,182	2,098		1,862	(2)	1,418
Allowance for bad debts	875	737		972	(2)	640
Reserve for warranty and sales returns	1,174	3,008	(1)	2,279	(2)	1,903

Notes

(1)
Charged against revenue.

(2)
Reserves utilized during the year.

  (3)
  Exhibits.

    Reference is made to the Exhibit Index which follows the signature page of this Form 10-K.

  (b)
  Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended December 31, 2001.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of
Southwall Technologies, Inc.

        Our audits of the consolidated financial statements referred to in our report dated March 4, 2002, except as to Note 4, which is dated as of March 29, 2002, appearing in Item 14(a)(1) of this Annual Report on Form 10-K of Southwall Technologies Inc. included an audit of the financial statement schedule listed in Item 14(a)(2) of this form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California
March 4, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 1st day of April 2002.

SOUTHWALL TECHNOLOGIES INC.
By:	/s/ THOMAS G. HOOD Thomas G. Hood President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of April 1, 2002.

Signature	Title

/s/ JOSEPH B. REAGAN Joseph B. Reagan	Chairman, Board of Directors
/s/ THOMAS G. HOOD Thomas G. Hood	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ BRUCE J. ALEXANDER Bruce J. Alexander	Director
/s/ TADAHIRO MURAKAMI Tadahiro Murakami	Director
/s/ WALTER C. SEDGWICK Walter C. Sedgwick	Director
/s/ ROBERT C. STEMPEL Robert C. Stempel	Director
/s/ ROBERT R. FREEMAN Robert R. Freeman	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of Southwall Technologies Inc.
3.2(1)	By-laws of the Company.
10.35.1(17)	Lease Agreement for the facilities at 3941 East Bayshore Road, dated October 7, 1999, between the Company and Straube Associates, Inc.
10.36(1)	Lease Agreement for the facilities at 3961 East Bayshore Road, dated March 20, 1979, between the Company and Allan F. Brown and Robert V. Brown.
10.36.1(17)	Amendment, dated October 12, 1999, between the Company and Brown Investment Company to the Lease Agreement for the facilities at 3961 East Bayshore Road, dated March 20, 1979, between the Company and Allan F. Brown and Robert V. Brown.
10.42(1)	Form of Indemnity Agreement, dated April 21, 1987, between the Company and each of its officers and directors.
10.52(2)	Marketing and Distribution Agreement dated as of May 20, 1988, among Mitsui, Marubeni Corporation and the Company, as amended.
10.59(3)	Lease Agreement for the facilities at 3969-3975 East Bayshore Road, Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.
10.59.1(17)	Amendment, effective January 1, 2000, between the Company and Judd Properties, LLC to the Lease Agreement for the facilities at 3969-3975 East Bayshore Road, Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.
10.60(3)	Lease Agreements for the facilities at 3977-3995 East Bayshore Road, Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.
10.60.1(17)	Amendment, effective January 1, 2000, between the Company and Judd Properties, LLC to the Lease Agreements for the facilities at 3977-3995 East Bayshore Road, Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.
10.69(4)	Lease Agreement for the facilities at 1029 Corporation Way, Palo Alto, California, dated April 27, 1989, between the Company and C&J Development, as amended.
10.71(5)	Lease Agreement for the facilities at 3780 Fabian Way, Palo Alto, California, dated June 11, 1990, between the Company and The Fabian Building.
10.72(5)	License Agreement between Mitsui and the Company, dated January 30, 1991.
10.77(8)	Fourth Amendment, dated March 3, 1993, between the Company and C&J Development to the Lease for the facilities at 1029 Corporate Way. Original lease filed as Exhibit No. 10.69 above.
10.78(6)	Amendment to property lease dated February 2, 1994 to extend lease period on building at 3961 E. Bayshore Road, Palo Alto, California. Original lease filed as Exhibit No. 10.36 above.
10.80(7)	Lease Agreement between Frank Gant, as Lessor, and the Company, as Lessee, effective September 1, 1994.
10.84(12)	Lease Agreement between Chamberlain Development, L.L.C., as Lessor and the Company, as Lessee, effective August 22, 1996.
10.88(13)	Basic Agreement dated April 9, 1997, for the sale of 667,000 shares of the Company's common stock to Teijin Limited, a Japanese corporation, and for mutually beneficial cooperation and collaboration between Teijin and the Company.

10.89(13)	Credit Agreement dated May 6, 1997, between Sanwa Bank, Limited and the Company.
10.90(13)	Reimbursement and Security Agreement dated May 6, 1997, between Teijin Limited, a Japanese corporation, and the Company.
10.91(11)	Promissory Note, dated May 6, 1997, obligating the Company to Sanwa Bank, Limited, in the amount of $10 million.
10.92(14)*	The Company's 1997 Stock Incentive Plan.
10.93(15)*	The Company's 1997 Employee Stock Purchase Plan.
10.94(18)*	The Company's October 22, 1999 Severance Policy in the Event of a Merger.
10.95(18)	Amendment to property lease, dated August 22, 1996, to increase rent on building located at 8175 South Hardy Drive, Tempe, Arizona effective December 1, 2000. Original Lease was filed as Exhibit 10.84(12) above.
10.96(19)	Digeo, Inc. sublease agreement.
10.97(19)	Energy Conversion Devices note payable.
10.98(20)	Globamatrix Purchase Agreement.
10.99*	1998 Stock Plan for Employees and Consultants.
10.100	Receivables Financing Agreement between Pacific Business Funding and the Company, dated June 30, 1999.
10.101	Supply Agreement between Saint Gobain Sekurit France and the Company, dated December 19, 2001.
10.103	German bank loan dated May 12, 1999.
10.104	German bank loan dated May 28, 1999.
10.105	German bank loans dated May 28, 1999 and December 1, 1999.
10.106	German bank loan due June 30, 2009.
10.107	German bank loan dated June 29, 2000.
10.108	German bank loan dated July 10, 2000.
10.109	German bank loans dated December 18, 2000 and December 19, 2000.
10.111	Master Lease Agreement between Matrix Funding Corporation and the Company, dated July 19, 1999.
10.112	Development and Technology Agreement between Energy Conversion Devices, Inc. dated April 11, 1997.
10.113	Equipment Purchase Contract between Energy Conversion Devices, Inc. and the Company, dated February 1999.
21	List of Subsidiaries of the Company.
23.1	Consent of Independent Accountants.

*
Relates to management contract or compensatory plan or arrangement.

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

(17)
Filed as an exhibit to the Form 10-K Annual Report 1999, filed with the Commission on April 6, 2000.

(18)
Filed as an exhibit to the Form 10-K Annual Report 2000, filed with the Commission on April 9, 2001.

(19)
Filed as an exhibit to the Form 10-Q Quarterly report for Quarter Ended September 30, 2001, filed with the Commission on November 12, 2001 and incorporated herein by reference.

(20)
Filed as an exhibit to the Form 10-Q Quarter report for the Quarter Ended April 1, 2001, filed with the Commission on May 16, 2001 and incorporated herein by reference.

QuickLinks

SOUTHWALL TECHNOLOGIES INC. 2001 ANNUAL REPORT ON FORM 10-K Table of Contents
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share data)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
RECENT ACCOUNTING PRONOUNCEMENTS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
SOUTHWALL TECHNOLOGIES INC. CONSOLIDATED BALANCE SHEETS (dollars and shares in thousands, except for per share data)
SOUTHWALL TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS (dollars and shares in thousands, except per share data)
SOUTHWALL TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
SOUTHWALL TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SOUTHWALL TECHNOLOGIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars and shares in thousands, except per share data)
  ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS