Form 10-Q
period 2002-03-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2002-05-17
CIK 813619

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of May 9, 2002 there were 8,618,657 shares of the Registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

INDEX

PART I FINANCIAL INFORMATION

Item 1-Financial Statements:

SOUTHWALL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$2,713	$3,362
Restricted cash	1,120	1,602
Accounts receivable, net of allowance for bad debts of $411 and $389	10,239	9,020
Inventories, net	7,053	6,151
Other current assets	2,932	3,471

Total current assets	24,057	23,606
Property, plant and equipment, net	47,326	47,841
Restricted loan proceeds	741	738
Other assets	943	973

Total assets	$73,067	$73,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion term debt	$7,579	$8,315
Line of credit	4,606	2,974
Accounts payable	8,757	10,338
Accrued compensation	2,535	2,794
Other accrued liabilities	5,567	5,656

Total current liabilities	29,044	30,077
Term debt	13,800	14,513
Government grants advanced	771	941
Other	1,166	1,175

Total liabilities	44,781	46,706

Stockholders' equity:
Common stock, $0.001 par value, 20,000 shares authorized; issued and outstanding 8,562 and 8,332	9	8
Capital in excess of par value	53,467	52,614
Notes receivable	(103)	(88)
Other comprehensive income
Translation loss on subsidiary	(356)	(172)
Accumulated deficit	(24,731)	(25,910)

Total stockholders' equity	28,286	26,452

Total liabilities and stockholders' equity	$73,067	$73,158

See accompanying notes to condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	March 31, 2002	April 1, 2001
Net revenues	$19,269	$17,713
Cost of sales	12,425	14,849

Gross profit	6,844	2,864

Operating expenses
Research and development	1,777	1,425
Selling, general and administrative	3,745	2,656

Total costs and expenses	5,522	4,081

Income (loss) from operations	1,322	(1,217)
Interest expense, net	(466)	(757)
Other income, net	378	864

Income (loss) before provision for income taxes	1,234	(1,110)
Provision for income taxes	53	21

Net income (loss)	$1,181	$(1,131)

Net income (loss) per share:
Basic	$0.14	$(0.15)
Diluted	$0.13	$(0.15)
Weighted average shares of common stock and dilutive potential common stock:
Basic	8,417	7.743
Diluted	9,277	7,743

See accompanying notes to condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Increase (Decrease) in cash

	Three Months Ended,
	March 31, 2002	April 1, 2001
Cash flows (used in) or provided by operating activities:
Net income (loss)	$1,181	$(1,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,375	1,382
Change in assets and liabilities:
Accounts receivable, net	(1,219)	3,678
Inventories, net	(902)	897
Other current and non-current assets	556	(329)
Accounts payable, and accrued liabilities	(1,938)	(2,275)

Cash provided by (used in) operating activities	(947)	2,222

Cash flows from investing activities:
Restricted cash	482	1,300
Expenditures for property, plant and equipment and other assets	(849)	(360)

Net cash provided by (used in) investing activities	(367)	940

Cash flows from financing activities:
Principal payments on borrowings	(1,449)	(1,211)
Borrowings (payments) on line of credit	1,632	(1,413)
Proceeds from exercise of stock options	838	65

Net cash provided by (used in) financing activities	1,021	(2,559)

Effect of foreign exchange rate changes on cash	(356)	(446)

Net increase (decrease) in cash and cash equivalents	(649)	157
Cash and cash equivalents, beginning of year	3,362	61

Cash and cash equivalents, end of period	$2,713	$218

Supplemental cash flow disclosures:
Cash paid for interest	$233	$501
Cash paid for income taxes	$21	$22
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued to exercise stock options	$15	$19

See accompanying notes to condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

Note 1—Interim period reporting:

        While the information presented in the accompanying consolidated financial statements is unaudited, it includes all adjustments (consisting only of normal, recurring adjustments) which, in the opinion of management, are necessary to present fairly the Company's financial position, and results of operations, and changes in financial position as of the dates and for the periods indicated.

        Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements contained in the Company's Form 10-K for the year ended December 31, 2001 filed on April 1, 2002. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

Note 2—Balance sheet:

Cash and cash equivalents

        The Company deposits its excess cash in an interest bearing bank account. The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money-market accounts.

Restricted cash

        Restricted cash consists of the unapplied portion of grants received from the Saxony government in Germany to co-finance the costs of the construction of the Company's Dresden facility. In the event the Company fails to meet certain conditions related to the grants, the Saxony government has the right to reclaim the grants. (See Note 6).

Inventories, net

        Inventories are stated at the lower of cost (determined by the first-in- first-out method) or market. Inventories consisted of the following:

Inventories, net	March 31, 2002	December 31, 2001
Raw materials	$3,033	$3,545
Work-in-process	3,279	2,430
Finished goods	741	176

Total Inventories	$7,053	$6,151

Government grants advanced

        Government grants advanced consist of grant monies received from the Saxony government in Germany that are subject to certain conditions. Upon receipt and approval of qualified invoices by the Saxony government, funds from the grants are applied as a reduction of the costs of the Dresden manufacturing facility. In the event the Company fails to meet certain conditions related to the grants, the Saxony government has the right to reclaim the grants. (See Note 6).

Note 3—Net income (loss) per share:

        Basic net income (loss) per share is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share uses the average market prices during the period. At March 31, 2002, the dilutive stock options were 9,277 shares for dilutive earnings per share, and 8,417 shares for basic earnings for share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents in the periods when there is net income is attributable to the effect of dilutive stock options. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would be anti-dilutive. For the quarter ending April 1, 2001, there was no difference between the denominators used for the calculation of basic and dilutive net income (loss) per share. For quarters ended March 31, 2002 and April 1, 2001, options totalling 1,117 and 2,079, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Note 4—Line of credit:

        The Company has a $10 million receivable financing line of credit with a financial institution that expires on June 30, 2003. Availability under the line of credit is based upon 80% of the approved accounts receivable balances and bears a finance fee per month of 0.88% of the average daily accounts receivable balance against which the Company is borrowing during the settlement period. The Company is required to repay the lender the amounts borrowed when it receives payments of these accounts receivable. In connection with the line of credit, the Company has granted the lender a continuing lien upon and security interest in, and right of set off with respect to, all of the Company's interest in all accounts receivable, inventory, monies, remittances and fixed assets. As of March 31, 2002, the Company had approximately $7.8 million of availability under the line of credit, of which it had borrowed $4.6 million, which is classified as current on the accompanying balance sheet.

Note 5—Term debt:

        The Company's indebtedness consisted of the following at March 31, 2002:

Description	Rate		Balance at March 31, 2002	Remaining Due in 2002
Line of credit	(1)		$4,606	(1)

Term debt:
Japanese bank loan guaranteed by Teijin	3.16%		$7,500	$2,500
German bank loan dated May 12, 1999	6.13	%(2)	2,321	225
German bank loan dated May 28, 1999	7.10	%(3)	2,196	—
German bank loan dated May 28, 1999	3.75%		1,129	188
German bank loan dated December 1, 1999	7.15%		1,761	155
German bank loan due June 30, 2009	5.75%		1,482	—
German bank loan dated June 29, 2000	5.75%		299	113
German bank loan dated July 10, 2000	7.10%		299	112
German bank loan dated December 18, 2000	7.50%		208	57
German bank loan dated December 19, 2000	7.50%		190	52
Note Payable dated September 21, 2001	8.00%		520	450
Other equipment financings			207	68

Total term debt			18,112	3,920
Capital leases:
Sales-leaseback dated July 19, 1999	13.00%		2,321	2,321
Sales-leaseback dated October 19, 1999	13.00%		946	946

Total capital leases			3,267	3,267

Total term debt and capital leases			21,379	7,187

Less current portion			7,579

Term debt, non current			$13,800

(1)
This line of credit expires in June 2003. Under the line, the Company can borrow an amount equal to 80% of eligible accounts receivable. The Company pays a finance fee per month equal to 0.88% of the average daily balance of the amount of accounts receivable against which the Company has borrowed. The Company is required to repay the lender amounts borrowed when it receives payments of these accounts receivable.
(2)
Interest rate will be reset to the then prevailing market rate in 2004.
(3)
Interest rate will be reset to the then prevailing market rate in 2009.

        The Japanese bank loan is guaranteed by a Japanese company, Teijin Limited (Teijin). Teijin is a stockholder and supplier of substrate materials to the Company. The Teijin guarantee is collateralized by certain equipment located in Southwall's Tempe and Palo Alto manufacturing facilities and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 1.0%, (7.41% at April 1, 2001, and 3.16% March 31, 2002). The Company is also subject to certain financial covenants under the guarantee. A loan guarantee service fee is payable to Teijin semi-annually on the outstanding balance at the rate of 0.5625%. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest for the remaining three and one half year term. The scheduled principal payments for 2002 are $2.5 million. Teijin also received warrants in 1997 to purchase 158,000 shares of Southwall's common stock at $9 per share. These warrants were not exercised and expired on May 30, 2000. At March 31, 2002, the Company was not in compliance with certain of the financial covenants with Teijin pertaining to this promissory note. Southwall has received a waiver from Teijin and the Japanese bank of any defaults that may exist through and including September 30, 2003 arising out of its failure to comply with the financial covenants of the guarantee agreement relating to minimum quick ratio, tangible net worth and maximum debt/tangible net worth.

The waiver was conditioned on the Company's agreement to prepay $2.5 million of the debt in the event that it raises additional equity from the sale of common stock in a public offering or to prepay an amount equal to 10% of the proceeds from a sale of stock other than in a public offering. Accordingly, the Company has classified $5.0 million as long-term debt on the balance sheet at March 31, 2002. All payments due on the loan have been paid when due.

        During 1999, Southwall entered into a master equipment sale-leaseback agreement with a leasing company ("lessor"). Because the Company has an option to purchase the equipment at a price to be determined between Southwall and the lessor at the end of the lease period, the sale-leaseback agreements have been treated as a financing. One lease has a lease term of three years and the other lease has an initial lease term of two years with an option to extend it for an additional year. At March 31, 2002, the Company had a total of $3.3 million outstanding and due under these leases. The leased equipment and certain other production equipment owned by the Company collateralize the sale-leaseback agreements. The effective interest rate of both is approximately 13% per annum and the leases are repayable over the lease term commencing in May 2000. Additionally, Southwall had provided the lessor with an irrevocable standby letter of credit in the amount of $0.5 million to collateralize all of its obligations under these agreements. The lessor drew down the $0.5 million, which was classified as restricted cash at December 31, 2001, on January 2, 2002. $1.0 million of the amounts due from the Lessor was not funded, but will be released upon the Company satisfying certain financial conditions. The Company is in dispute with the lessor over interpretation of certain terms of the lease agreement and has withheld lease payments due since March 2001. The lessor has notified the Company that it is in default and the Company is in negotiations with the lessor to buy out the lease, reduced by the $1.0 million holdback not funded by the lessor. The Company has classified $3.3 million due under the leases as a current liability at March 31, 2002.

        On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to euro 3.1 million ($2.9 million). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in euros after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum for the first five years, and will be revised to the prevailing rate at the end of the fifth year. The Company is current in all principal and interest payments due under the loan; the agreement contains various covenants with which the Company was in compliance at March 31, 2002. Of the borrowings outstanding of $2.3 million under this bank loan at March 31, 2002, $2.0 million was classified as noncurrent in the accompanying balance sheet.

        On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds are available in three tranches, and shall be used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at March 31, 2002; the Company is current with respect to all principal and interest payments due under the loan agreement. The first tranche provides for borrowings of euro 2.5 million ($2.2 million) for a term of twenty years. The principal is repayable in euros after ten years in ten equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years, after which time the rate is adjusted to a current prevailing rate. Of the borrowings outstanding under this tranche of $2.2 million at March 31, 2002, $2.2 million is classified as noncurrent in the accompanying balance sheet. The second tranche provides for borrowings of euro 1.7 million ($1.5 million) for a term of seven years and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bears fixed interest at 3.75% per annum for the period of seven years. At March 31, 2002, the amount due was $1.1 million, and $0.9 million is classified as a noncurrent liability. The third tranche, dated December 1, 1999, provides for borrowings of euro 2.121 million ($1.87 million) for a term of ten years, and the principal is repayable after one year, in thirty-six equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the entire loan period of ten years. At March 31, 2002, the amount due was $1.8 million; of this amount, $1.6 million was classified as noncurrent.

        On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to euro 1.7 million ($1.5 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in euros. 50% of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Restricted loan proceeds:" The agreement contains various covenants with which the Company was in compliance at March 31, 2002. The amount due under this bank loan at March 31, 2002 was $1.5 million, which was classified as noncurrent.

        On June 29, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euro 0.5 million ($0.481 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 5.8% per annum. The interest is payable quarterly in euros. The agreement contains various covenants with which the Company was in compliance at March 31, 2002. The amount due under this bank loan was $0.3 million at March 31, 2002; of this amount, $0.2 million was classified as noncurrent.

        On July 10, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.511 million ($0.480 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 7.10% per annum. The interest is payable quarterly in euros. The agreement contains various covenants with which the Company was in compliance at March 31, 2002. The amount due under this bank loan was $0.3 million; of this amount, $0.2 million was classified as noncurrent at March 31, 2002.

        On December 18, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euro 0.3 million ($0.2 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 9 quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in euros. At March 31, 2002, the amount outstanding under this bank loan was $0.2 million; of this amount, $0.1 million was classified as noncurrent at March 31, 2002.

        On December 19, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euro 0.3 million ($0.2 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in euros. At March 31, 2002, the amount outstanding under this bank loan was $0.2 million; of this amount, $0.1 million was classified as noncurrent at March 31, 2002.

        The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary.

        On September 21, 2001, the Company entered into a note payable agreement with the manufacturer of the Company's production machinery, PM 7, located at the Company's Tempe facility, for the remaining balance of $1.0 million owed on the machine. The first installment on the note was paid on September 26, 2001 in the amount of $0.1 million. The remaining balance of the note is payable in 16 monthly installments of $0.1 million. The note bears interest at 8.0% per annum. At March 31, 2002, the amount outstanding under this note payable was $0.5 million; of this amount, $0.1 million was classified as noncurrent at March 31, 2002. Other term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

        Scheduled principal reductions of total debt and capital leases for the balance of 2002 and the four years following and thereafter, are as follows:

Year	Amount
2002-remaining	$7,187
2003-annual	3,849
2004-annual	3,537
2005-annual	758
2006-annual	695
Thereafter	5,353

Total	$21,379

        The Company incurred total interest expense of $0.5 million and $0.8 million in the first quarters of 2002 and 2001, respectively. Of these amounts, the Company capitalized nothing and $0.04 million in each of the first quarters of 2002 and 2001, respectively, as part of the costs related to the construction of new production machines and facilities.

Note 6—Government grant and investment allowances:

        The Company has an agreement to receive a grant award (the "Grant"), which was approved by the Saxony government in May 1999. As of March 31, 2002, the Company had received approximately euros 5.6 million ($4.7 million) under this Grant and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden manufacturing facility. Additionally, the Company received euros 1.1 million ($0.9 million) of government grants that have been recorded as an advance and are held as restricted cash until the Company earns the grant through future expenditures.

        Initially, the Grant was subject to the following requirements:

  (a)
  The grant was earmarked to co-finance the costs of the construction of a facility to manufacture XIR® film for the automotive glass industry.
  (b)
  The construction period for the project was from March 15, 1999 to March 14, 2002.
  (c)
  The total investment should be at least euros 47.0 million ($39.2 million).
  (d)
  The project must create at least 143 permanent jobs and 7 apprenticeships by December 2003.

        However, on February 20, 2002, the Saxony government extended the date by which the Company must comply with the requirements to June 30, 2006. In the event that the Company fails to meet the above requirements, the Saxony government has the right to reclaim the Grant.

        In addition to the Grant, the Company has received and is further eligible to receive investment allowances from the Saxony government as partial reimbursement for the Company's capital investment of euro 47.0 million ($39.2 million) in its Dresden facility, subject to European Union regulatory approval. During the year 2000, the Company received euro 1.2 million ($1.0 million) in investment allowances from the Saxony government for capital expenditures made by the Company on its Dresden facility in 1999. The Company received an additional euro 2.5 million ($2.1 million) in investment allowances from the Saxony government in the year 2001 for capital expenditures made by the Company on its Dresden facility in 2000. The proceeds from these investment allowances were applied to reduce the capitalized construction cost of the Dresden facility by $1.0 million and $2.1 million, in 2000 and 2001, respectively. The Company has also applied for approximately euros 1.2 million ($1.0 million) in investment allowances in 2002. These investment allowances are subject to the following requirements:

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

        The investment grants and investment allowances, if any, that the Company is entitled to seek varies from year to year based upon the amount of capital expenditures that meet the above requirements. Generally, Southwall is not eligible to seek total investment grants for any year in excess of 33% of its eligible capital expenditures for that year. The Company cannot guarantee that it will be eligible for or receive additional grants or allowances in the future.

Note 7—Segment reporting:

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

	March 31, 2002	April 1, 2001
Automotive glass	$7,003	$8,007
Electronic display	7,925	6,724
Architectural	4,341	2,982

Total net revenues	$19,269	$17,713

        The following is a summary of net revenues by geographic area (based on location to which product is shipped) for the first quarters of 2002 and 2001, respectively.

	March 31, 2002	April 1, 2001
United States	$2,710	$3,211
Japan	7,600	4,989
France	4,034	3,763
Pacific Rim	1,856	1,972
Rest of world	1,549	1,421
Germany	1,520	2,357

Total net revenues	$19,269	$17,713

        Four customers accounted for net sales in the respective quarters as follows:

Customer	March 31, 2002	April 1, 2001
A	20.9%	20.9%
B	20.9%	26.0%
C	14.6%	4.9%
D	10.8%	18.5%

Total	67.2%	70.3%

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

        The Company's German subsidiary was a defendant in a lawsuit filed by one of our suppliers on March 21, 2000 in a German court to seek payment of $0.9 million for engineering services rendered in connection with developing the initial plans for the Dresden facility. The Company issued letters of award to the plaintiff amounting to $0.3 million prior to terminating plaintiff's services for not meeting expectations. The plaintiff claimed fees for services rendered, including the costs of significant modifications and revisions requested by us calculated in accordance with the German Federal Schedule of Architects' fees. The plaintiff further alleged that the Company utilized plaintiff's planning work in further developing the plant. In December 2001, a judgment was reached by the German court, in favor of the plaintiff, for approximately $0.3 million. In February 2002, the plaintiff elected to accept the court's ruling in lieu of an appeal. The award for engineering services has been included in accrued liabilities at December 31, 2001 and March 31, 2002 as additional construction costs.

        In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, its consolidated financial position, its results of operations, or its cashflows.

Note 9—Subsequent events:

        On April 24, 2002, the Company signed a ten-year supply and distribution agreement with Globamatrix Holdings Pte. Ltd (previously known as GMX) that includes commitments by Globamatrix to purchase, and by Southwall to supply, minimum quantities of the Company's architectural film product. Subject to Southwall meeting volume and quality standards, the contract provides that Globamatrix will purchase an aggregate of approximately $75.0 million of Southwall film during the first five years of the agreement. At March 31, 2002, Globamatrix owned 422,119 restricted shares of the Company's common stock, equal to approximately 5% of the Company's outstanding common stock.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Risk Factors" and in the Company's Annual Report on Form 10-K. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q Report. We disclaim, however, any intent or obligation to update these forward-looking statements.

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

        From our founding in 1979 through the early 1990's, we developed and produced thin film coated substances primarily for residential and commercial building applications, and for military applications. In the early 1990's, we began to develop products for the automotive and electronic display markets. In 1996, we realized our first material revenue from the automotive and electronic display markets. In 2001, automotive glass products accounted for approximately 45% of our revenues, electronic display products accounted for approximately 36% of our revenues, and architectural products accounted for approximately 19% of our revenues. Revenues from international customers accounted for 78%, 85%, 87%, and 86% of our net revenues in 1999, 2000, 2001, and the first quarter of 2002, respectively.

Three Months Ended March 31, 2002 compared with Three Months Ended April 1, 2001

Net revenues.    Our net revenues increased $1.6 million, or 9.0%, from $17.7 million for the first quarter of 2001, to $19.3 million for the first quarter of 2002. Our sales to the automotive market decreased by $1.0 million, or 12.5%, from $8.0 million in the first quarter of 2001, to $7.0 million in the first quarter of 2002. The decline was due to lower sales volume as a result of a slowdown in sales by several european automobile manufacturers. Our sales to the electronic display market increased by $1.2 million, or 17.9%, from $6.7 million in the first quarter of 2001, to $7.9 million in the first quarter of 2002. The increase in sales was primarily the result of revenues from sales of our new plasma display film product. Our sales to the architectural market increased $1.4 million, or 46.7%, from $3.0 million in the first quarter of 2001, to $4.4 million in the first quarter of 2002. The increase was primarily attributable to additional available manufacturing capacity.

Cost of sales.    Cost of sales consists primarily of materials and subcontractor services, labor and manufacturing overhead. Cost of sales decreased $2.4 million, or 16.2%, from $14.8 million in the first quarter of 2001, to $12.4 million in the first quarter of 2002. Cost of sales decreased from 83.6% of net revenues in the first quarter of 2001, to 64.2% of net revenues for the same period in 2002. The higher costs in 2001 in dollars and as a percentage of revenues were primarily due to greater start-up costs in our Dresden operation. We also realized improved manufacturing yields in our Palo Alto, Tempe and Dresden facilities during the first quarter of 2002, compared to the first quarter of 2001. In addition, we also benefited in the first quarter of 2002, compared with the same period in 2001, from producing a greater portion of our products at our Dresden plant. The Dresden plant, which began production of significant volumes of commercial product during the first quarter of 2001, has lower manufacturing costs as a result of lower payroll and operating expenses, as well as lower depreciation charges due to the grants provided for plant and equipment by the Saxony government.

Gross profit and gross margin.    Our gross profit increased $4.0 million, or 137.9%, from $2.9 million in the first quarter of 2001, to $6.9 million in the first quarter of 2002. Our gross margin improved from 16.4% in the first quarter of 2001, to 35.8% in the first quarter of 2002. The increase in gross profit and gross margin in 2002 was due to increased revenues from the Dresden plant with its lower cost base, and cost savings and yield improvements in our Palo Alto, Tempe and Dresden facilities.

Operating Expenses

  Research and development.    Research and development spending increased $0.4 million, or 28.6%, from $1.4 million in the first quarter of 2001, to $1.8 million in the first quarter of 2002. Research and development expenses increased from 7.9% of net revenues in the first quarter of 2001, to 9.3% of net revenues in the first quarter of 2002. The increase in our research and development spending during the first quarter of 2002 was primarily attributable to the costs associated with the use of a production machine (PM1) that has been dedicated primarily to on-going research and development activities.

  Selling, general and administrative.    Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. These expenses increased $1.0 million, or 37.0%, from $2.7 million in the first quarter of 2001, to $3.7 million in the first quarter of 2002. Selling, general and administrative expenses, as a percentage of revenue, increased from 15.3% in the first quarter of 2001, to 19.4% in the first quarter of 2002. The higher expenses in the first quarter of 2002 were mainly the result of increased outside professional fees, and accrued costs associated with performance-based compensation as a result of our improved profitability.

Income (loss) from operations.    Income (loss) from operations increased from an operating loss of $1.2 million in the first quarter of 2001, to an operating profit of $1.3 million for the same period in 2002. The improvement was due to higher revenues, reduced start-up costs from our Dresden operations, and improved manufacturing yields, partially offset by increased outside professional fees, and accrued costs associated with performance-based compensation as a result of our improved profitability.

Interest expense, net.    Net interest expense decreased $0.3 million, or 37.5%, from $0.8 million in the first quarter of 2001, to $0.5 million in the first quarter of 2002. The reduction in interest expense was primarily attributable to lower interest rates and the reduction of our overall debt and line of credit by $6.5 million from $32.5 million at April 1, 2001, to $26.0 million at March 31, 2002.

Other income, net.    Other income, net includes interest income, rental income and foreign exchange transaction gains and losses. We recorded other income of $0.9 million in the first quarter of 2001, compared with $0.4 million in the first quarter of 2002. The reduction was primarily attributable to foreign currency fluctuations. Some of our transactions with foreign suppliers are denominated in foreign currencies, principally Japanese yen. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.

Income (loss) before provision for income taxes.    We recorded a pre-tax loss of $1.1 million in the first quarter of 2001, compared to a pre-tax profit of $1.2 million in the first quarter of 2002. Our improvement from a loss in 2001 to profitability in 2002 was due to higher revenue, reduced start-up costs from our Dresden operations, and improved manufacturing yields in our Palo Alto, Tempe and Dresden facilities, partially offset by costs attributable to an increase in performance based compensation as a result of our improved profitability, outside professional fees and a reduction in income derived from foreign currency fluctuations.

Liquidity and Capital Resources

        Our cash increased by $2.5 million from $0.2 million at April 1, 2001, to $2.7 million at March 31, 2002. Cash from operating activities in the first quarter declined by $3.2 million, from $2.2 million generated during the first quarter of 2001, to $0.9 million used during the first quarter of 2002. The decline in cash from operating activities was primarily the result of an increase in accounts receivable and inventory, and a reduction in accounts payable, partially offset by net income in the first quarter of 2002, compared to a loss in the first quarter of 2001. We increased the cash used in investing activities by $1.3 million, to $0.4 million in the first quarter of 2002, from cash provided by investing activities of $0.9 million in the first quarter of 2001. The increase was primarily attributable to higher capital expenditures, offset by a reduction in restricted cash. We increased cash from financing activities by $3.6 million, to $1.0 million during the first quarter of 2002, from $2.6 million in cash used in financing activities during the first quarter of 2001. The increase was primarily attributable to additional borrowings on our line of credit, and cash received through the exercise of employee stock options during the first quarter of 2002. As a result of our compliance with various loan covenants, and obtaining a waiver from Teijin for the Sanwa debt, $13.8 million of long-term debt was classified as noncurrent at March 31, 2002. Accordingly, our working capital deficit decreased from $32.6 million at April 1, 2001 to $5.6 million at March 31, 2002. We reduced our total liabilities from $55.3 million at April 1, 2001 to $44.8 million at March 31, 2002, and stockholders' equity increased from $18.7 million at April 1, 2001 to $28.3 million at March 31, 2002.

        We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants and investment allowances. Through March 31, 2002, we had received $4.7 million of the grants and accounted for these grants by applying the proceeds received to reduce the cost of the fixed assets at our Dresden manufacturing facility. During the year 2000, we also received $1.0 million in investment allowances, which are reimbursements for capital expenditures, from the Saxony government and those proceeds were also applied to reduce the cost of the fixed assets at our Dresden manufacturing facility. We received an additional $2.1 million in investment allowances from the Saxony government in the year 2001, and we applied for and expect to receive approximately $1.0 million in investment allowances in 2002, although we cannot assure you that we will receive these amounts. Those funds have been or will also be applied to reduce the cost of the fixed assets at our Dresden manufacturing facility. Additionally, we have received $0.8 million of Saxony investment grants that have been recorded as an advance until we earn the grant through future capital expenditures. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek total investment grants and allowances for any year in excess of 33% of our eligible capital expenditures for that year. We expect to continue to finance a portion of our capital expenditures in Dresden with additional grants from the Saxony government and additional loans from German banks, some of which may be guaranteed by the Saxony government. However, we cannot guarantee that we will be eligible for or receive additional grants in the future from the Saxony government.

Borrowing arrangements:

        The following table (with dollars in thousands) sets forth the material terms of our indebtedness at March 31, 2002:

Description	Rate		Balance at March 31, 2002	Remaining Due in 2002
Line of credit	(1)		$4,606	(1)

Term debt:
Japanese bank loan guaranteed by Teijin	3.16%		$7,500	$2,500
German bank loan dated May 12, 1999	6.13	%(2)	2,321	225
German bank loan dated May 28, 1999	7.10	%(3)	2,196	—
German bank loan dated May 28, 1999	3.75%		1,129	188
German bank loan dated December 1, 1999	7.15%		1,761	155
German bank loan due June 30, 2009	5.75%		1,482	—
German bank loan dated June 29, 2000	5.75%		299	113
German bank loan dated July 10, 2000	7.10%		299	112
German bank loan dated December 18, 2000	7.50%		208	57
German bank loan dated December 19, 2000	7.50%		190	52
Note Payable dated September 21, 2001	8.00%		520	450
Other equipment financings			207	68

Total term debt			18,112	3,920
Capital leases:
Sales-leaseback dated July 19, 1999	13.00%		2,321	2,321
Sales-leaseback dated October 19, 1999	13.00%		946	946

Total capital leases			3,267	3,267

Total term debt and capital leases			21,379	7,187

Less current portion			7,579

Term debt, non current			$13,800

(1)
This line of credit expires in June 2003. Under the line, we can borrow an amount equal to 80% of eligible accounts receivable. We pay a finance fee per month equal to 0.88% of the average daily balance of the amount of accounts receivable against which we have borrowed. We are required to repay the lender amounts borrowed when we receive payments of the accounts receivable.

(2)
Interest rate will be reset to the then prevailing market rate in 2004.

(3)
Interest rate will be reset to the then prevailing market rate in 2009.

        At March 31, 2002, we were not in compliance with certain of the covenants of the guarantee by Teijin of the Japanese bank loan. Southwall has received a waiver from Teijin and the Japanese bank of any defaults that may exist for any measurement period through and including September 30, 2003 arising out of our failure to comply with the minimum quick ratio, tangible net worth and maximum debt/tangible net worth covenants. The Teijin waiver is conditioned on our agreement to prepay $2.5 million of the debt in the event we raise additional equity from the sale of our common stock in a public offering or to repay an amount equal to 10% of the proceeds from a sale of stock other than in a public offering. Accordingly, the non-current portion of the amount outstanding under this loan of $5.0 million has been classified as a long-term liability at March 31, 2002.

        We are in default under a master sale-leaseback agreement with respect to two of our production machines. We have withheld lease payments in connection with a dispute with the leasing company. As a result, we have classified all $3.3 million outstanding under those agreements, net of the $1.0 million holdback, as short-term capital lease liabilities, as of March 31, 2002.

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

Capital expenditures

        We anticipate spending approximately $7.0 million in capital expenditures in 2002, approximately $4.0 million of which will consist of progress payments for PM 10 in Dresden, approximately $1.5 million to replace our current enterprise resource planning system, and approximately $1.5 million to maintain and upgrade our production facilities in Palo Alto and Tempe. We spent approximately $0.8 million in capital expenditures during the first quarter of 2002.

        We believe that our existing liquidity sources, including our expected cash flows from operations, our existing cash reserves and existing credit facilities, will satisfy our cash requirements for the next twelve months. We may need to raise additional funds if our estimates change, or prove inaccurate, in order for us to respond to unforeseen technological, marketing or other problems, or to take advantage of unanticipated opportunities.

Alternative financing sources

        We are in discussions with potential lenders regarding the establishment of new credit facilities to meet our projected working capital and capital expenditure needs in 2002. Additionally, we have filed a registration statement with the Securities and Exchange Commission for the proposed sale of 3.5 million shares of common stock in a firm commitment public offering currently expected to close in the third quarter of 2002. We cannot provide any assurance that alternative sources of financing will be available at all or on terms acceptable to us. Our ability to raise additional funds may be adversely affected by a number of factors relating to us, as well as factors beyond our control.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

        FINANCING RISK.    Our exposure to market rate risk for changes in interest rates relates primarily to our term loans, specifically our loan from Sanwa Bank, which is tied to the London Interbank Offered Rate ("LIBOR"), and our line of credit which bears a finance fee equal to 0.88% per month of the average daily balance of the accounts receivable against which we have borrowed. Our Dresden subsidiary also has several fixed-rate term loans that are denominated and repayable in euros. Fluctuations in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our loan from Sanwa Bank would have an effect of less than $75,000 or interest expense for the quarter ended March 31, 2002. The effect of interest rate fluctuations during the first quarter of 2002 was not material.

        INVESTMENT RISK.    We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any floating rate securities would have an adverse effect of less than $100,000.

        FOREIGN CURRENCY RISK.    International revenues (defined as sales to customers located outside of the United States) accounted for approximately 86% of our total sales in the first quarter of 2002. Of this amount, approximately 15% were denominated in euros relating to sales from our Dresden operation. The other 85% of our international sales were denominated in US dollars. We expect that approximately 10% to 15% of our total sales in 2002 will be denominated in euros. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the euro exchange rate would have had an effect of $0.3 million on net revenues for the three months ended March 31, 2002 and the effect of a 10% fluctuation in the Yen exchange rate would have an effect of approximately $0.1 million. Our international business operations are subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

RISK FACTORS

Financial Risks

Our negative working capital position, leverage and historical performance may prevent us from obtaining additional loans and equity.

        We have a working capital deficit, significant debt and substantial ongoing debt service obligations. These and other factors related to our business during recent years, including the restatement in 2000 of our financial statements for prior periods, operating losses in 1998, 1999 and 2000, our failure to comply with covenants in our financing agreements and suspension of trading of our common stock on Nasdaq in 2000, may make it difficult for us to raise funds through the sale of equity in the public markets, or to secure additional borrowings on favorable terms or at all. We intend to seek additional borrowings and difficulties in borrowing money or selling equity in the public market could have a material adverse effect on our operations, planned capital expenditures, ability to comply with the terms of government grants and future growth.

Covenants or defaults under our credit agreements may prevent us from borrowing or force us to curtail our operations.

        As of March 31, 2002, we had total outstanding obligations under our credit agreements of $21.6 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that will require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

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

        Our revenue from the electronic display and architectural markets are affected by seasonality patterns with the highest sales occurring during the second, third and fourth fiscal quarters. 21% of our total sales during the past three fiscal years have occurred during the first quarter, with 25%, 29% and 25% of our total sales occurring during the second, third and fourth quarters, respectively. Demand in the electronic display market is generally at its highest before the holiday season, in our second and third quarters, when production of electronic goods is at its highest. Demand for architectural glass generally increases when the weather is warmer in northern climates and construction activity increases. Lower demand for our products during the first quarter generally result in lower sales and operating results during that quarter. We believe this seasonality in the demand for our products affected our results for the first quarter of 2002 and will continue in the future.

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

        In 2002, we expect that 10% to 15% of our revenues will be denominated in euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. As a result, our operating results and cash flows may vary based on fluctuations in the exchange rate of the euro against the dollar. In addition, other customers may also make payments in foreign currencies. Certain transactions with foreign suppliers are also denominated in foreign currencies; primarily yen, rather than dollars.

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

        Our ten largest customers accounted for approximately 69%, 85%, 85%, and 85% of net product sales in 1999, 2000, 2001, and the first quarter of 2002, respectively. We have contracts extending past 2002 with only two of these customers. We expect to continue to derive a significant portion of our net product sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period.

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

        Our long-term competitive position will depend to a significant extent on our manufacturing capacity. The failure to have sufficient capacity, to fully utilize capacity when needed or to successfully integrate and manage additional capacity in the future could adversely affect our relationships with customers and cause customers to buy similar products from our competitors if we are unable to meet their needs. For example, we believe that we lost substantial potential architectural products sales in 2001 because we did not have the capacity to manufacture the required amounts of products. Also, our failure to produce required amounts of products under some of our contracts will result in price reductions on future sales under such contracts, or penalties under which we would be required to reimburse the customer for the full cost of any delayed product deliveries, which would reduce our gross margins.

We depend on our OEM customers for the sale of our products.

        We sell a substantial portion of our products to a relatively small number of original equipment manufacturers, or OEMs. The timing and amount of sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products into which our products are incorporated. We have no control over the volume of products shipped by our OEM customers or shipping dates, and we cannot be certain that our OEM customers will continue to ship products that incorporate our products at current levels or at all. We currently have a long-term contract with only one of our OEM customers, Saint Gobain. Failure of our OEM customers to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business. Failure of these customers to inform us of changes in their production needs in a timely manner could also hinder our ability to effectively manage our business.

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

We depend on a distributor for the sale of our after-market products.

        We primarily use one independent distributor to sell our after-market products. We have a distribution agreement with Globamatrix Holdings Pte. Ltd., or Globamatrix, under which we granted an exclusive worldwide license to distribute our after-market applied film in the automotive and architectural glass markets. Failure of Globamatrix to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business. We believe that the success of our after-market products will continue to depend upon this distributor.

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

We are dependent on key suppliers of materials, which may prevent us from delivering product in a timely manner.

        We manufacture all of our products using materials procured from third-party suppliers. We do not have long-term contracts with our third-party suppliers, except for an agreement, with a third-party supplier, to purchase Indium metal through the second quarter of 2003. Certain of these materials are obtained from a limited number of sources. Delays or reductions in product shipments could damage our relationships with customers. Further, a significant increase in the price of one or more of the materials used in our products could have a material adverse effect on our cost of goods sold and operating results.

We are dependent on a few qualified subcontractors to add properties to some of our products.

        We rely on third-party subcontractors to add properties, such as adhesives, to some of our products. There are only a limited number of qualified subcontractors that can provide some of the services we require and we do not have long-term contracts with any of those subcontractors. Qualifying alternative subcontractors could take a great deal of time or cause us to change product designs. The loss of a subcontractor could adversely affect our ability to meet our scheduled product deliveries to customers, which could damage our relationships with customers. If our subcontractors do not produce a quality product, our yield will decrease and our margins will be lower. Further, a significant increase in the price charged by one or more of our subcontractors could force us to raise prices on our products or lower our margins, which could have a material adverse effect on our operating results.

We are dependent on key suppliers of production machines, which may prevent us from delivering an acceptable product on a timely basis and limit our capacity for revenue growth.

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

Fluctuations or slowdowns in the overall electronic display industry have and may continue to, adversely affect our revenues.

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

Labor strikes in Germany could disrupt the production schedule of automotive products that incorporate our films, which could have a material adverse affect on our revenues.

        On May 6, 2002, German metal workers represented by IG Metal began rolling strikes against a number of companies in Germany, including DaimlerChrysler, in connection with negotiations over a new labor contract. Our customers in the automotive glass market sell glass incorporating our products to German automotive manufacturers including DaimlerChrysler. A prolonged strike by IG Metal or other metal workers or a significant delay in DaimlerChrysler's production schedule or the production schedule of others as a result of labor matters could disrupt the demand for our products, which would adversely affect our revenues.

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

        We have expanded our operations and hired additional personnel to address international markets for the thin film coatings industry. International revenues amounted to approximately 78%, 85%, 87% and 86% of our net revenues during 1999, 2000, 2001, and the first quarter of 2002, respectively. The distance between Palo Alto and Dresden creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

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

        Several of our insurance carriers have reserved their rights to seek indemnification from us for substantial amounts paid to plaintiffs by the insurance carriers as part of settlements of litigation relating to our architectural products. Also, our insurance carrier in the Hurd settlement has advised us that it intends to seek reimbursement for settlement and defense costs. Any claims, with or without merit, could require significant time and attention of key members of our management and result in costly litigation.

Recent accounting pronouncements

        In May 2002, the FASB issued SFAS 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting principles Board Opinion No. 30, "Reporting the Results of Operations? Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

PART II OTHER INFORMATION

Item 1—Legal Proceedings and Other Matters

        Litigation filed against the Company was described under Item 3 in the Company's Form 10-K filed on April 1, 2002. No other material developments have occurred with respect to the litigation described therein.

        In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, its consolidated financial position, its results of operations, or its operating cashflows.

Item 2—Changes in Securities

        None

Item 3—Defaults upon Senior Securities

        Not applicable

Item 4—Submission of Matters to a Vote of Stockholders

        No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

Item 5—Other Information

        Not applicable

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Item
10.116	Distribution agreement between Globamatrix Holdings Pte. Ltd. and the Company, dated as of January 1, 2002.
10.117	Teijin Waiver letter.
10.118	Sanwa Waiver letter.
  (b)
  Reports on Form 8-K

  None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated: May 17, 2002

Southwall Technologies Inc.
By:	/s/ Thomas G. Hood Thomas G. Hood President and Chief Executive Officer
By:	/s/ Robert R. Freeman Robert R. Freeman Sr. Vice President and Chief Financial Officer

QuickLinks

SOUTHWALL TECHNOLOGIES INC. INDEX
PART I FINANCIAL INFORMATION
  Item 1-Financial Statements
SOUTHWALL TECHNOLOGIES INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (Unaudited)
SOUTHWALL TECHNOLOGIES INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (Unaudited)
SOUTHWALL TECHNOLOGIES INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited) Increase (Decrease) in cash
SOUTHWALL TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands) (Unaudited)
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures about Market Risk
RISK FACTORS
PART II OTHER INFORMATION
  Item 1—Legal Proceedings and Other Matters
  Item 2—Changes in Securities
  Item 3—Defaults upon Senior Securities
  Item 4—Submission of Matters to a Vote of Stockholders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES