Form 10-K/A
period 2001-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2002-06-14
CIK 813619

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

        This Form 10-K/A is being filed to amend the Form 10-K filed by the Company on April 1, 2002 to include Exhibit 10.101, a portion of which was not included in the original Form 10-K. This Form 10-K/A makes no other changes to the original Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of June 2002.

SOUTHWALL TECHNOLOGIES INC.
By:	/s/ THOMAS G. HOOD Thomas G. Hood President

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of Southwall Technologies Inc.
3.2(1)	By-laws of the Company.
10.35.1(17)	Lease Agreement for the facilities at 3941 East Bayshore Road, dated October 7, 1999, between the Company and Straube Associates, Inc.
10.36(1)	Lease Agreement for the facilities at 3961 East Bayshore Road, dated March 20, 1979, between the Company and Allan F. Brown and Robert V. Brown.
10.36.1(17)	Amendment, dated October 12, 1999, between the Company and Brown Investment Company to the Lease Agreement for the facilities at 3961 East Bayshore Road, dated March 20, 1979, between the Company and Allan F. Brown and Robert V. Brown.
10.42(1)	Form of Indemnity Agreement, dated April 21, 1987, between the Company and each of its officers and directors.
10.52(2)	Marketing and Distribution Agreement dated as of May 20, 1988, among Mitsui, Marubeni Corporation and the Company, as amended.
10.59(3)	Lease Agreement for the facilities at 3969-3975 East Bayshore Road, Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.
10.59.1(17)	Amendment, effective January 1, 2000, between the Company and Judd Properties, LLC to the Lease Agreement for the facilities at 3969-3975 East Bayshore Road, Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.
10.60(3)	Lease Agreements for the facilities at 3977-3995 East Bayshore Road, Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.
10.60.1(17)	Amendment, effective January 1, 2000, between the Company and Judd Properties, LLC to the Lease Agreements for the facilities at 3977-3995 East Bayshore Road, Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.
10.69(4)	Lease Agreement for the facilities at 1029 Corporation Way, Palo Alto, California, dated April 27, 1989, between the Company and C&J Development, as amended.
10.71(5)	Lease Agreement for the facilities at 3780 Fabian Way, Palo Alto, California, dated June 11, 1990, between the Company and The Fabian Building.
10.72(5)	License Agreement between Mitsui and the Company, dated January 30, 1991.
10.77(8)	Fourth Amendment, dated March 3, 1993, between the Company and C&J Development to the Lease for the facilities at 1029 Corporate Way. Original lease filed as Exhibit No. 10.69 above.
10.78(6)	Amendment to property lease dated February 2, 1994 to extend lease period on building at 3961 E. Bayshore Road, Palo Alto, California. Original lease filed as Exhibit No. 10.36 above.
10.80(7)	Lease Agreement between Frank Gant, as Lessor, and the Company, as Lessee, effective September 1, 1994.
10.84(12)	Lease Agreement between Chamberlain Development, L.L.C., as Lessor and the Company, as Lessee, effective August 22, 1996.
10.88(13)	Basic Agreement dated April 9, 1997, for the sale of 667,000 shares of the Company's common stock to Teijin Limited, a Japanese corporation, and for mutually beneficial cooperation and collaboration between Teijin and the Company.

10.89(13)	Credit Agreement dated May 6, 1997, between Sanwa Bank, Limited and the Company.
10.90(13)	Reimbursement and Security Agreement dated May 6, 1997, between Teijin Limited, a Japanese corporation, and the Company.
10.91(11)	Promissory Note, dated May 6, 1997, obligating the Company to Sanwa Bank, Limited, in the amount of $10 million.
10.92(14)*	The Company's 1997 Stock Incentive Plan.
10.93(15)*	The Company's 1997 Employee Stock Purchase Plan.
10.94(18)*	The Company's October 22, 1999 Severance Policy in the Event of a Merger.
10.95(18)	Amendment to property lease, dated August 22, 1996, to increase rent on building located at 8175 South Hardy Drive, Tempe, Arizona effective December 1, 2000. Original Lease was filed as Exhibit 10.84(12) above.
10.96(19)	Digeo, Inc. sublease agreement.
10.97(19)	Energy Conversion Devices note payable.
10.98(20)	Globamatrix Purchase Agreement.
10.99* **	1998 Stock Plan for Employees and Consultants.
10.100**	Receivables Financing Agreement between Pacific Business Funding and the Company, dated June 30, 1999.
10.101	Supply Agreement between Saint Gobain Sekurit France and the Company, dated December 19, 2001 (portions of this exhibit have been omitted based on a request for confidential treatment; the non-public information has been filed with the Commission).
10.103**	German bank loan dated May 12, 1999.
10.104**	German bank loan dated May 28, 1999.
10.105**	German bank loans dated May 28, 1999 and December 1, 1999.
10.106**	German bank loan due June 30, 2009.
10.107**	German bank loan dated June 29, 2000.
10.108**	German bank loan dated July 10, 2000.
10.109**	German bank loans dated December 18, 2000 and December 19, 2000.
10.111**	Master Lease Agreement between Matrix Funding Corporation and the Company, dated July 19, 1999.
10.112**	Development and Technology Agreement between Energy Conversion Devices, Inc. dated April 11, 1997.
10.113**	Equipment Purchase Contract between Energy Conversion Devices, Inc. and the Company, dated February 1999.
21**	List of Subsidiaries of the Company.
23.1**	Consent of Independent Accountants.

*
Relates to management contract or compensatory plan or arrangement.

**
Previously filed.

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

SIGNATURES
INDEX TO EXHIBITS