Form 10-Q/A
period 2002-03-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2002-06-19
CIK 813619

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

        This Form 10-Q/A is being filed to amend the Form 10-Q filed by the Company on May 17, 2002 to include Exhibit 10.116, a portion of which was not included in the original Form 10-Q. This Form 10-Q/A makes no other changes to the original Form 10-Q.

PART II OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number		Item
10.116		Distribution agreement between Globamatrix Holdings Pte. Ltd. and the Company, dated as of January 1, 2002 (portions of this exhibit have been omitted based on a request for confidential treatment; the non-public information has been filed with the Commission).
10.117	*	Teijin Waiver letter.
10.118	*	Sanwa Waiver letter.
  *
  Previously filed.

  (b)
  Reports on Form 8-K

  None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated: June 19, 2002

Southwall Technologies Inc.
By:	/s/ Thomas G. Hood Thomas G. Hood President and Chief Executive Officer

QuickLinks

PART II OTHER INFORMATION
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES