Form 10-Q
period 2002-06-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2002-08-14
CIK 813619

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 25, 2002 there were 12,177,096 shares of the Registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

PART I FINANCIAL INFORMATION

Item 1—Financial Statements:

SOUTHWALL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,561	$3,362
Restricted cash	987	1,602
Accounts receivable, net of allowance for bad debts of $329 and $389	9,783	9,020
Inventories, net	7,036	6,151
Other current assets	2,512	3,471

Total current assets	21,879	23,606
Property, plant and equipment, net	48,368	47,841
Restricted loan proceeds	836	738
Other assets	1,627	973

Total assets	$72,710	$73,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion term debt	$7,586	$8,315
Line of credit	3,385	2,974
Accounts payable	7,554	10,338
Accrued compensation	2,524	2,794
Other accrued liabilities	4,838	5,656

Total current liabilities	25,887	30,077
Term debt	13,361	14,513
Government grants advanced	762	941
Other	1,158	1,175

Total liabilities	41,168	46,706

Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value, 20,000 shares authorized; issued and outstanding 8,666 and 8,332 at June 30, 2002 and December 31, 2001, respectively	9	8
Capital in excess of par value	54,348	52,614
Notes receivable	(122)	(88)
Accumulated other comprehensive income (loss)
Cumulative translation loss	645	(172)
Accumulated deficit	(23,338)	(25,910)

Total stockholders' equity	31,542	26,452

Total liabilities and stockholders' equity	$72,710	$73,158

See accompanying notes to condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net revenues	$19,676	$21,946	$38,945	$39,659
Cost of sales	12,954	16,320	25,379	31,169

Gross profit	6,722	5,626	13,566	8,490

Operating expenses
Research and development	2,060	1,184	3,837	2,609
Selling, general and administrative	2,997	3,057	6,742	5,713

Total costs and expenses	5,057	4,241	10,579	8,322

Income from operations	1,665	1,385	2,987	168
Interest expense, net	(526)	(781)	(992)	(1,538)
Other income, net	89	500	467	1,364

Income before provision for income taxes	1,228	1,104	2,462	(6)
Provision for (benefit from) income taxes	(166)	(80)	(113)	(59)

Net income	$1,394	$1,184	$2,575	$53

Net income per share:
Basic	$0.16	$0.15	$0.30	$0.01
Diluted	$0.15	$0.15	$0.27	$0.01
Weighted average shares of common stock and dilutive potential common stock equivalents:
Basic	8,624	8,066	8,521	7,904
Diluted	9,552	8,086	9,417	7,918

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Increase (Decrease) in cash

	Six Months Ended,
	June 30, 2002	July 1, 2001
Cash flows provided by (used in) operating activities:
Net income	$2,575	$53
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,867	2,779
Interest on employee notes receivable	(20)	—
Change in assets and liabilities:
Accounts receivable, net	(762)	1,003
Inventories, net	(885)	3,783
Other current and non-current assets	182	4
Accounts payable and accrued liabilities	(3,890)	(3,443)

Cash provided by operating activities	67	4,179

Cash flows from investing activities:
Restricted cash	615	1,458
Expenditures for property, plant and equipment and other assets	(3,180)	(1,032)

Net cash provided by (used in) investing activities	(2,565)	426

Cash flows from financing activities:
Proceeds from foreign government grants	252	—
Proceeds from investment allowances	1,044	—
Principal payments on borrowings	(1,880)	(2,837)
Net borrowings (payments) on line of credit	412	(1,472)
Proceeds from sale of stock, net	—	970
Proceeds from exercise of stock options	1,720	(103)

Net cash provided by (used in) financing activities	1,548	(3,236)

Effect of foreign exchange rate changes on cash	(851)	(872)

Net increase (decrease) in cash and cash equivalents	(1,801)	497
Cash and cash equivalents, beginning of year	3,362	61

Cash and cash equivalents, end of period	$1,561	$558

Supplemental cash flow disclosures:
Interest paid	$622	$1,168
Income taxes paid	$54	$45
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued to exercise stock options	$15	$19

See accompanying notes to condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

Note 1—Interim Period Reporting:

        While the information presented in the accompanying condensed consolidated financial statements is unaudited, it includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the Company's financial position and results of operations, and changes in financial position as of the dates and for the periods indicated.

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

Note 2—Sale of Common Stock:

        On July 8, 2002, Southwall completed a follow-on public offering of 3,500,000 shares of its common stock at a price of $4.50 per share. On August 5, 2002, the Company sold an additional 307,300 shares at a price of $4.50 per share, when its underwriters exercised their overallotment option. The net proceeds to the Company from the offering and the overallotment option after deducting underwriting discounts and commission and offering expenses, were approximately $16.1 million. The Company intends to use the net proceeds of the offering as follows: approximately $4.0 million was used to pay off the outstanding balance on the line of credit at July 9, 2002; $2.5 million will be used to prepay a portion of the loan from the Japanese bank (see Note 6); approximately $2.0 million will be used to install an enterprise resource planning system; approximately $2.5 million will be used towards the purchase of a new production machine 10 (PM 10); approximately $1.5 million will be used for production equipment and other capital expenditures; and approximately $0.8 million will be used to repay one of the Company's German bank loans. The remaining net proceeds may be used for working capital and general corporate purposes, in connection with the potential resolution of disputes with insurers, or settlement of litigation, or in connection with future acquisitions. Assuming the offerings had been completed on June 30, 2002 and amounts outstanding under the line of credit of $3.4 million were simultaneously repaid, the Company's financial position would have been as follows (in thousands):

	June 30, 2002
	Historical	Pro Forma Assuming Completion of the Offering
Current assets	$21,879	$34,599
Noncurrent assets	50,831	50,831
Current liabilities	25,887	22,502
Term debt	13,361	13,361
Government grants and other liabilities	1,920	1,920
Shareholders' equity	31,542	47,647

Note 3—Balance Sheet:

Restricted cash

        Restricted cash consists of the unexpended portion of grants received from the Saxony government to co-finance the costs of the construction of the Company's Dresden facility. In the event the Company fails to meet certain conditions related to the grants, the Saxony government has the right to reclaim the grants. (See Note 7)

Inventories, net

        Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Southwall establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of sales. Inventories consisted of the following:

Inventories, net	June 30, 2002	December 31, 2001
Raw materials	$3,130	$3,545
Work-in-process	3,220	2,430
Finished goods	686	176

Total inventories	$7,036	$6,151

Government grants advanced and investment allowances

        Government grants advanced and investment allowances consist of monies received from the Saxony government in Germany by the Company. Upon approval and receipt of the Grants and investment allowances from the government, the funds are applied as a reduction of the costs of the Dresden facility. In the event the Company fails to meet certain conditions related to the grants and investment allowances, the Saxony government has the right to reclaim the grants and allowances. (See Note 7)

Note 4—Net Income Per Share:

        Basic net income per share is computed by dividing income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share uses the average market prices during the period. At June 30, 2002, there were 9,552,000 shares outstanding, including the dilutive stock options, which were used for the dilutive earnings per share calculation, and 8,624,000 shares for basic earnings per share. At July 1, 2001, there were 8,086,000 shares outstanding, including the dilutive stock options, which were used for the dilutive earnings per share calculation, and 8,066,000 shares for basic earnings per share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents is attributable to the effect of dilutive stock options.

Note 5—Line of Credit:

        The Company has a $10 million receivable financing line of credit with a financial institution that expires on June 30, 2003. Availability under the line of credit is based upon 80% of the eligible accounts receivable balances and bears a finance fee of 0.88% per month of the average daily accounts receivable against which the Company is borrowing during the settlement period. In connection with the line of credit, the Company has granted the bank a continuing lien upon and security interest in, and right of set off with respect to, all of the Company's interest in all accounts receivable, inventory, monies, remittances and fixed assets. As of June 30, 2002, the Company had approximately $8.0 million of availability under the line of credit, of which it had borrowed $3.4 million, which is classified as current on the accompanying balance sheet. Collection of accounts receivable are applied to repay outstanding borrowings.

Note 6—Term Debt:

        The Company's indebtedness consisted of the following at June 30, 2002:

Description	Rate		Balance at June 30, 2002	Remaining Due in 2002
Line of credit	(1)		$3,385	(1)

Term debt:
Japanese bank loan guaranteed by Teijin	3.14%		6,250	$1,250
German bank loan dated May 12, 1999	6.13	%(2)	2,534	169
German bank loan dated May 28, 1999	7.10	%(3)	2,478	—
German bank loan dated May 28, 1999	3.75%		1,273	212
German bank loan dated July 25, 2000	7.15%		1,928	117
German bank loan due June 30, 2009	5.75%		1,673	—
German bank loan dated June 29, 2000	5.75%		296	85
German bank loan dated July 10, 2000	7.10%		296	85
German bank loan dated December 18, 2000	7.50%		214	43
German bank loan dated December 19, 2000	7.50%		194	39
Note Payable dated September 21, 2001	8.00%		370	300
Other equipment financings			174	35

Total term debt			17,680	2,335
Capital leases:
Sales-leaseback dated July 19, 1999	13.00%		2,321	2,321
Sales-leaseback dated October 19, 1999	13.00%		946	946

Total capital leases			3,267	3,267

Total term debt and capital leases			20,947	$5,602

Less current portion			7,586

Term debt, non current			$13,361

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

        The Japanese bank loan, dated May 6, 1997, is guaranteed by a Japanese company, Teijin Limited (Teijin). Teijin is a stockholder and supplier of substrate materials to the Company. The Teijin guarantee is collateralized by certain equipment located in Southwall's Tempe and Palo Alto manufacturing facilities and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 1.0%, (5.25% July 1, 2001, and 3.14% June 30, 2002). The Company is also subject to certain financial covenants under the guarantee. A loan guarantee service fee is payable to Teijin semi-annually on the outstanding balance at the rate of 0.5625%. The note provides for semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest, beginning in May 2001, for the remaining three and one half year term. The scheduled principal payments for 2002 are $2.5 million, of which $1.25 million was paid in May. Teijin also received warrants in 1997 to purchase 158,000 shares of Southwall's common stock at $9 per share. These warrants were not exercised and expired on May 30, 2000. At December 31, 2001 and June 30, 2002, the Company was not in compliance with certain of the financial covenants with Teijin pertaining to this promissory note. Southwall has received a waiver from Teijin and the Japanese bank of any defaults that may exist through and including September 30, 2003 arising out of its failure to comply with the financial covenants of the guarantee agreement relating to minimum quick ratio, tangible net worth and maximum debt/tangible net worth. The waiver was conditioned on the Company's agreement to prepay $2.5 million of the debt in the event that it raises additional equity from the sale of common stock in a public offering or to prepay an amount equal to 10% of the proceeds from a sale of stock other than in a public offering. On July 8, 2002, Southwall completed a follow-on public offering of 3,500,000 shares of its common stock at a price of $4.50 per share. On August 5, 2002, the Company sold an additional 307,300 shares when its underwriters exercised an over allotment option. The net proceeds to the Company from the offering and the overallotment option, after deducting underwriting discounts and commission and offering expenses, were approximately $16.1 million. As a condition of the waiver received from the Japanese bank, the Company will prepay $2.5 million to the Japanese bank on or before November 8, 2002 in addition to the regularly scheduled $1.25 million principal payment due November 8, 2002. (See Note 2) The Company is current in all principal and interest payments due under the loan. As a result of the waiver, the next covenant measurement date is December 31, 2003; if the Company were not in compliance at that date, the loan could be called. The Company has classified $5.0 million as long-term debt on the balance sheet at June 30, 2002. All payments due on the loan have been paid when due.

        During 1999, Southwall entered into a master equipment sale-leaseback agreement with a leasing company ("lessor"). Because the Company has an option to purchase the equipment at a price to be determined between Southwall and the lessor at the end of the lease period, the sale-leaseback agreements have been treated as a financing. One lease has a lease term of three years and the other lease has an initial lease term of two years with an option to extend it for an additional year. At June 30, 2002, the Company had a total of $3.3 million outstanding and due under these leases. The leased equipment and certain other production equipment owned by the Company collateralize the sale-leaseback agreements. The effective interest rate of both is approximately 13% per annum and the leases are repayable over the lease term commencing in May 2000. Additionally, Southwall had provided the lessor an irrevocable standby letter of credit in the amount of $0.5 million to collateralize all of its obligations under these agreements. In addition, $1 million of the amounts due from the lessor were not funded, but will be released upon the Company satisfying certain financial conditions. The Company is in dispute with the lessor over interpretation of certain terms of the lease agreement and has withheld lease payments due since March 2001. The lessor has notified the Company that it is in default and has drawn down on the letter of credit in the amount of $0.5 million in January 2002; in May, 2002 a suit was filed against the Company demanding payment of unpaid lease payments and alleged residual values (Note 9). The Company has classified $3.3 million due under the leases as a current liability in the accompanying balance sheet at June 30, 2002, net of $1.0 million holdback not funded by the lessor.

        On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 3.1 million ($2.9 million). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in euros after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum for the first five years, and will be revised to the prevailing rate at the end of the fifth year. The Company is current in all principal and interest payments due under the loan; the agreement contains various covenants with which the

Company was in compliance at June 30, 2002. Of the borrowings outstanding of $2.5 million under this bank loan at June 30, 2002, $2.2 million was classified as noncurrent in the accompanying balance sheet.

        On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds are available in three tranches, and shall be used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at June 30, 2002; the Company is current with respect to all principal and interest payments due under the loan agreement. The first tranche provides for borrowings of euro 2.5 million ($2.2 million) for a term of twenty years. The principal is repayable in euros after ten years in ten equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years, after which time the rate is adjusted to a current prevailing rate. Of the borrowings outstanding under this tranche of $2.5 million at June 30, 2002, $2.5 million is classified as noncurrent in the accompanying balance sheet. The second tranche provides for borrowings of euro 1.7 million ($1.5 million) for a term of seven years and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bears fixed interest at 3.75% per annum for the period of seven years. At June 30, 2002, the amount due was $1.3 million, and $1.0 million is classified as a noncurrent liability. The third tranche, dated July 25, 2000, provides for borrowings of euro 2.1 million ($1.9 million) for a term of ten years, and the principal is repayable after one year, in thirty-six equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the first five years. At June 30, 2002, the amount due was $1.9 million; of this amount, $1.7 million was classified as noncurrent.

        On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 1.7 million ($1.5 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in euros. 50% of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Restricted loan proceeds." The agreement contains various covenants with which the Company was in compliance at June 30, 2002. The amount due under this bank loan at June 30, 2002 was $1.7 million, which was classified as noncurrent.

        On June 29, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.5 million ($0.48 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 5.8% per annum. The interest is payable quarterly in euros. The agreement contains various covenants with which the Company was in compliance at June 30, 2002. The amount due under this bank loan was $0.3 million at June 30, 2002; of this amount, $0.1 million was classified as noncurrent.

        On July 10, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.51 million ($0.48 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 7.10% per annum. The interest is payable quarterly in euros. The agreement contains various covenants with which the Company was in compliance at June 30, 2002. The amount due under this bank loan was $0.3 million; of this amount, $0.1 million was classified as noncurrent at June 30, 2002.

        On December 18, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.2 million ($0.2 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 9 quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in euros. At June 30, 2002, the amount outstanding under this bank loan was $0.2 million; of this amount, $0.1 million was classified as noncurrent at June 30, 2002.

        On December 19, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.3 million ($0.2 million). Under the terms of this agreement, the funds will be used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in euros. At June 30, 2002, the amount outstanding under this bank loan was $0.2 million; of this amount, $0.1 million was classified as noncurrent at June 30, 2002.

        The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary.

        On September 21, 2001, the Company entered into a note payable agreement with the manufacturer of one of the Company's production machines, PM 7, located at the Company's Tempe facility, for the remaining balance of $0.96 million owed on the machine. The first installment on the note was paid on September 26, 2001 in the amount of $0.14 million. The remaining balance of the note is payable in 16 monthly installments. The note bears interest at 8.0% per annum. At June 30, 2002, the amount outstanding under this note was $0.4 million; this entire amount was classified as current at June 30, 2002.

        Other term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

        Scheduled principal reductions of term debt for the balance of 2002 and the four years following and thereafter, are as follows excluding the $2.5 million agreed to be paid to the Japanese bank (which is reflected in the accompanying table in the principal reductions for 2004) from the proceeds from the sale of common stock in July 2002:

Year	Amount
2002-remaining	$5,602
2003-annual	4,003
2004-annual	3,662
2005-annual	855
2006-annual	784
Thereafter	6,041

Total	$20,947

        The Company incurred total interest expense of $0.5 million and $0.8 million in second quarters of 2002 and 2001. The Company did not capitalize any portion of these amounts as part of the costs related to the construction of new production machines and facilities or otherwise.

Note 7—Government Grant and Investment Allowances:

        The Company has an agreement to receive a grant award (the "Grant"), which was approved by the Saxony government in May 1999. As of June 30, 2002, the Company had received approximately euros 5.6 million ($4.7 million) under this Grant and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden manufacturing facility. Additionally, as of June 30, 2002, the Company had received euros 1.1 million ($0.9 million) of government grants that have been recorded as an advance and held as restricted cash until the Company receives approval from the Saxony government to apply the funds to reduce its capital expenditures.

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

        On February 20, 2002, the Saxony government extended the date by which the Company must comply with the requirements (b), (c) and (d) above to June 30, 2006. In the event that the Company fails to meet the above requirements, the Saxony government has the right to reclaim the Grant.

        In addition to the Grant, the Company is further eligible for investment allowances calculated based on the capital investment of euros 47.0 million ($39.2 million), subject to European Union regulatory approval. During 2000, the Company received euros 1.2 million ($1.0 million) in investment allowances from the Saxony government and those proceeds were applied to reduce the capitalized construction cost of the Dresden facility. The Company received an additional euros 2.5 million ($2.1 million) in investment allowances from the Saxony government in 2001, and those proceeds were applied to reduce the capitalized construction cost of the Dresden facility. The Company received approximately euros 1.2 million ($1.0 million) in investment allowances in the second quarter of 2002, which were also applied to reduce the capitalized construction cost of the Dresden facility. These investment allowances are subject to the following requirements:

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

Note 8—Segment Reporting:

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

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Automotive glass	$6,918	$9,367	$13,921	$17,374
Electronic display	7,628	8,782	15,553	15,506
Architectural	5,130	3,797	9,471	6,779

Total net revenues	$19,676	$21,946	$38,945	$39,659

        The following is a summary of net revenues by geographic area for the second quarter and first six months of 2002 and 2001, respectively.

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
United States	$3,458	$2,216	$6,168	$5,427
Japan	6,863	7,382	14,463	12,371
France	3,820	5,977	7,854	9,740
Pacific Rim	3,088	3,472	4,944	5,444
Germany	1,175	1,088	2,695	3,445
Rest of world	1,272	1,811	2,821	3,232

Total net revenues	$19,676	$21,946	$38,945	$39,659

        Five customers accounted for net sales in the respective periods as follows:

	Three Months Ended		Six Months Ended
Customer	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
A	19.4%	27.2%	20.2%	24.8%
B	15.2%	21.3%	18.0%	23.8%
C	17.2%	7.3%	15.9%	6.3%
D	7.6%	9.8%	9.2%	13.9%
E	10.9%	7.1%	8.2%	6.6%

Total	70.3%	72.7%	71.5%	75.4%

Note 9—Contingencies:

        The Company is a defendant in an action entitled "Portfolio Financial Servicing Company v. Southwall Technologies Inc.," which was filed in state court in Utah on May 22, 2002. This action arises out of sale-leaseback agreements which the Company entered into with an entity formerly known as Matrix Funding Corporation, or Matrix, in 1999 in connection with the acquisition of two of our production machines, as described in Note 6 to these financial statements. Matrix thereafter filed bankruptcy. In the action, the plaintiff purports to be an agent of the successor to Matrix. The plaintiff demands payment of $6,468,534, which it alleges constitutes unpaid lease payments, plus the alleged residual value of the equipment, less monies that Matrix owes to the Company. The Company has filed a motion to dismiss the complaint and intends to defend the action vigorously.

        The Company is a defendant in an action filed on April 5, 1996 entitled "Four Seasons Solar Products Corp. vs. Black & Decker Corp., Bostik, Inc. and Southwall Technologies Inc.", No. 5 CV1695, pending in the United States District Court for the Eastern District of New York. Plaintiff is a manufacturer of insulated glass units which incorporate our Heat Mirror film. Plaintiff alleges that a sealant provided by the co-defendant is defective, asserts causes of action for breach of contract, unfair competition, and fraudulent concealment, and seeks monetary damages of approximately $36 million for past and future replacement costs, loss of customer goodwill, and punitive damages against all defendants. The Company filed a motion to dismiss. The Court has dismissed the unfair competition and fraudulent concealment claims against the Company. It has denied the Company's motion to dismiss the breach of contract claim. The Company believes the claim to be without merit. Defense of this action is covered, in part, by the Company's insurance carrier and the Company expects that settlements, if any, will be substantially covered by its insurance policy. The action is in the early stages, thus an estimate of the Company's loss exposure cannot be made. Management plans to vigorously contest the claim.

        In October 2000, the Company was served with a complaint entitled "Hurd Millwork, Inc. v. Southwall Technologies Inc., et. al.," United States District Court, Northern District of California, Case No. C00-3820 (CRB). Hurd is a manufacturer of installed glass units which incorporated Heat Mirror film. Hurd alleged that various failures and deficiencies associated with the installed glass units gave rise to warranty and other consumer claims. The Company reached a settlement with plaintiffs, the terms of which are confidential. The cash portion of the settlement was paid by the Company's insurance carrier. The Company also agreed to provide a discount on the price of future film sales as part of the settlement. The Company did not commit to or guarantee an aggregate dollar amount that Hurd would be entitled to receive as a discount; the discount is entirely contingent on future purchases of architectural glass product by Hurd from the Company during a four-year period ending February 2006. Due to the contingent nature of the discount to be granted in the future, no amount has been recorded by the Company as a sales discount liability for the settlement at June 30, 2002.

        The Company's German subsidiary was a defendant in a lawsuit filed by one of our suppliers on March 21, 2000 in a German court to seek payment of $0.9 million for engineering services rendered in connection with developing the initial plans for the Dresden facility. The Company issued letters of award to the plaintiff amounting to $0.3 million prior to terminating plaintiff's services for not meeting expectations. The plaintiff claimed fees for services rendered, including the costs of significant modifications and revisions requested by us calculated in accordance with the German Federal Schedule of Architects' fees. The plaintiff further alleged that the Company utilized plaintiff's planning work in further developing the plant. In December 2001, the German court, in favor of the plaintiff, reached a judgment for approximately $0.3 million. In February 2002, the plaintiff elected to accept the court's ruling in lieu of an appeal. The award for engineering services had been accrued at December 31, 2001 as additional construction costs, and was paid in July 2002.

        The insurance carriers in some of the litigation related to alleged product failures and defects in window products manufactured by third parties in which the Company was a defendant paid the defense and settlement costs related to such litigation. Those insurance carriers reserved their rights and have expressed their intent to proceed against the Company to recover a portion or all of such payments. As a result, those insurance carriers could seek from the Company up to an aggregate of $12.9 million plus defense costs, although any such recovery would be restricted to claims that were not covered by the Company's insurance policies. The Company intends to vigorously defend any attempts by these insurance carriers to seek reimbursement. The Company is not able to estimate the likelihood that these insurance carriers will seek to recover any such payments, the amount, if any, they might seek, or the outcome of such attempts. As a result, no adjustment has been recorded due to the uncertainty surrounding the potential exposure. Management can give no assurance that a material claim will not be asserted by the insurers at some future date.

        In July 2002, Southwall was served with a complaint in a lawsuit captioned "Hurricane Glass v. Southwall Technologies Inc. and V-Kool, Inc." filed in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The Complaint alleges that Hurricane was a distributor of Southwall's "Solis" product, that Hurricane's customers experienced various problems and failures with the product and that, as a result, Hurricane was required to perform repairs and replacements under its warranty provisions. The Complaint alleges approximately $440,000 in damages against both defendants. The action is in the early stages, thus an estimate of the Company's loss exposure, if any, cannot be made. We believe the claims to be without merit and intend to defend the action vigorously.

        The Company has been named as a defendant, along with Bostik, Inc., in an action entitled "WASCO Products, Inc. v. Southwall Technologies Inc. and Bostik, Inc.", Civ. Action No. C 02-2926 CRB, which was filed in Federal District Court for the Northern District of California on June 18, 2002. The Company was served with the complaint in this matter on July 1, 2002. The plaintiff has filed the matter as a purported class action on behalf of all entities and individuals in the United States who manufactured and/or sold and warranted the service life of insulated glass units manufactured between 1989 and 1999 which contained our Heat Mirror film and were sealed with a specific type of sealant manufactured by the co-defendant. The plaintiff alleges that the sealant provided by the co-defendant was defective, resulting in elevated warranty replacement claims and costs, and asserts claims against Southwall for breach of an implied warranty of fitness, misrepresentation, fraudulent concealment, negligence, negligent interference with prospective economic advantage, breach of contract, unfair business practices and false or misleading business practices. The plaintiff seeks recovery of $100 million for damages allegedly resulting from elevated warranty replacement claims, restitution, injunctive relief, and non-specified compensation for lost profits. The Company believes all of the claims to be without merit and intend to defend the action vigorously. The Company intends to tender the defense of this matter to its insurers, who the Company believes are obligated to pay the costs incurred in defending this suit and, if necessary, any resulting settlement or judgment up to the limits of the policies involved. The action is in the early stages, thus an estimate of the Company's loss exposure cannot be made. Management plans to vigorously contest the claim.

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

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q.

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

        From our founding in 1979 through the early 1990s, we developed and produced thin film coated substances primarily for residential and commercial building applications, and for military applications. In the early 1990s, we began to develop products for the automotive and electronic display markets. In 1996, we realized our first material revenue from the automotive and electronic display markets. In 2001, automotive glass products accounted for approximately 45% of our revenues, electronic display products accounted for approximately 36% of our revenues, and architectural products accounted for approximately 19% of our revenues. In the first six months of 2001, automotive glass products accounted for approximately 39% of our revenues, electronic display products accounted for approximately 44% of our revenues, and architectural products accounted for approximately 17% of our revenues. In the first six months of 2002, automotive glass products accounted for approximately 36% of our revenues, electronic display products accounted for approximately 40% of our revenues, and architectural products accounted for approximately 24% of our revenues. Revenues from international customers accounted for 78%, 85%, 87% and 84% of our net revenues in 1999, 2000, 2001 and the first six months of 2002, respectively.

        The Company has seen a softening of orders in certain parts of its business in the third quarter of 2002. In addition, the Company implemented a workforce reduction in July of approximately 25 full-time employees to lower its costs and reduce its breakeven revenue level. Southwall expects to record a charge for severance costs of approximately $0.1 million during the third quarter of 2002 for the July work force reduction. The recent workforce reduction followed a series of measures implemented in 2001 to control costs and improve operating efficiencies including a 10% reduction in our work force.

Three Months Ended June 30, 2002 compared with Three Months Ended July 1, 2001

Net revenues.    Our net revenues decreased $2.2 million, or 10.0%, from $21.9 million for the second quarter of 2001 to $19.7 million for the second quarter of 2002. Our sales to the automotive market decreased by $2.5 million, or 26.6%, from $9.4 million in the second quarter of 2001 to $6.9 million in the second quarter of 2002. The decline was due to reductions in our selling prices and lower sales volume as a result of a slowdown in sales by several European automobile manufacturers. We believe this slowdown in the European automobile market will continue throughout 2002. Therefore, we do not anticipate a significant improvement, if any, over our first six months sales to the automotive market for any of the remaining quarters of 2002. Our sales to the electronic display market decreased by $1.2 million, or 13.6%, from $8.8 million in the second quarter of 2001 to $7.6 million in the second quarter of 2002. The decrease in sales was primarily the result of a decline in CDT revenues that was partially offset by increased sales of our new plasma display film product. Our sales to the architectural market increased $1.3 million, or 34.2%, from $3.8 million in the second quarter of 2001 to $5.1 million in the second quarter of 2002. The increase was primarily attributable to additional available manufacturing capacity that had been previously dedicated to the manufacture of products to the automobile market. The decrease in net revenues in the first quarter of 2002 was partially offset by a reduction in warranty claims experience.

Cost of sales.    Cost of sales consists primarily of materials and subcontractor services, labor and manufacturing overhead. Cost of sales decreased $3.3 million, or 20.2%, from $16.3 million in the second quarter of 2001, to $13.0 million in the second quarter of 2002. Cost of sales decreased from 74.4% of net revenues in the second quarter of 2001, to 66.0% of net revenues for the same period in 2002. The higher costs in 2001 in dollars and as a percentage of revenues, were primarily due to start-up costs in our Dresden operation. We also realized improved manufacturing yields in our Palo Alto, Tempe and Dresden facilities during the second quarter of 2002, compared to the second quarter of 2001. In addition, we also benefited in the second quarter of 2002, compared with the same period in 2001, from producing a greater portion of our products at our Dresden plant. The Dresden plant, which began production of significant volumes of commercial product during the second quarter of 2001, has lower manufacturing costs as a result of lower payroll and operating expenses, as well as lower depreciation charges due to the grants and investment allowances provided for plant and equipment by the Saxony government.

Gross profit and gross margin.    Our gross profit increased $1.1 million, or 19.6%, from $5.6 million in the second quarter of 2001, to $6.7 million in the second quarter of 2002. Our gross margin improved from 25.6% in the second quarter of 2001, to 34.0% in the second quarter of 2002. The increase in gross profit and gross margin in 2002 was due to increased revenues from the Dresden plant with its lower cost base and cost savings and yield improvements in our Palo Alto, Tempe and Dresden facilities, and reduced warranty claims.

Operating Expenses

  Research and development.    Research and development spending increased $0.9 million, or 75.0%, from $1.2 million in the second quarter of 2001, to $2.1 million in the second quarter of 2002. Research and development expenses increased from 5.5% of net revenues in the second quarter of 2001, to 10.7% of net revenues in the second quarter of 2002. The increase in our research and development spending during the second quarter of 2002 was primarily attributable to the costs associated with an increase in on-going research and development activities in the U.S. and development costs incurred in our Dresden facility to qualify PM8 and PM9 for the production of Heat Mirror products.

  Selling, general and administrative.    Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. These expenses decreased $0.1 million, or 3.2%, from $3.1 million in the second quarter of 2001, to $3.0 million in the second quarter of 2002. Selling, general and administrative expenses, as a percentage of revenue, increased from 14.2% in the second quarter of 2001, to 15.2% in the second quarter of 2002. The increase in these expenses, as a percentage of revenue, in 2002 was primarily due to lower revenues in the second quarter of 2002.

Income from operations.    Income from operations increased from $1.4 million in the second quarter of 2001, to $1.7 million for the same period in 2002. The improvement was due to reduced start-up costs from our Dresden operations, improved manufacturing yields, and reduced warranty claims partially offset by increased development costs.

Interest expense, net.    Net interest expense decreased $0.3 million, or 37.5%, from $0.8 million in the second quarter of 2001, to $0.5 million in the second quarter of 2002. The reduction in interest expense was primarily attributable to lower interest rates and the reduction of our overall debt, including under our line of credit, by $6.5 million from $30.8 million at July 1, 2001, to $24.3 million at June 30, 2002.

Other income, net.    Other income, net includes interest income and foreign exchange transaction gains and losses. We recorded other income of $0.5 million in the second quarter of 2001, compared with $0.1 million in the second quarter of 2002. The reduction was primarily attributable to foreign currency fluctuations. Some of our transactions with foreign suppliers are denominated in foreign currencies, principally the Japanese yen. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.

Income before provision for income taxes.    We recorded a pre-tax profit of $1.1 million in the second quarter of 2001, compared to a pre-tax profit of $1.2 million in the second quarter of 2002. Our improvement in profitability was due to reduced start-up costs from our Dresden operations, improved manufacturing yields in our Palo Alto, Tempe and Dresden facilities, reduced warranty claims and lower interest expense, partially offset by higher development costs and a reduction in income derived from foreign currency fluctuations.

Income taxes.    In 2002, the Federal government enacted legislation that established a tax holiday on alternative minimum tax obligations for 2001 and 2002. As a result of this recent legislative action, we received a refund during the second quarter from the Internal Revenue Service for our 2002 alternative minimum tax payment.

Six Months Ended June 30, 2002 compared with Six Months Ended July 1, 2001

Net revenues.    Our net revenues decreased $0.8 million, or 2.0%, from $39.7 million for the first six months of 2001 to $38.9 million for the first six months of 2002. Our sales to the automotive market decreased by $3.5 million, or 20.1%, from $17.4 million in the first six months of 2001 to $13.9 million in the first six months of 2002. The decline was due to lower sales volume as a result of a slowdown in sales by several European automobile manufacturers. Our sales to the electronic display market remained flat at $15.6 million for the first six months of 2001 and 2002. We experienced a decline in revenue from our CDT products in the first six months of 2002, which was partially offset by an increase in sales of our new plasma display film product. Our sales to the architectural market increased $2.7 million, or 39.7%, from $6.8 million in the first six months of 2001 to $9.5 million in the first six months of 2002. The increase was primarily attributable to additional available manufacturing capacity that had been previously dedicated to the manufacture of products for the automobile market. The decrease in net revenues in the first six months of 2002 was partially offset by a reduction in warranty claims.

Cost of sales.    Cost of sales decreased $5.8 million, or 18.6%, from $31.2 million in the first six months of 2001, to $25.4 million in the first six months of 2002. Cost of sales decreased from 78.6% of net revenues in the first six months of 2001, to 65.3% of net revenues for the same period in 2002. The higher costs in 2001 in dollars, and as a percentage of revenues, were primarily due to greater start-up costs in our Dresden operation. We also realized improved manufacturing yields in our Palo Alto, Tempe and Dresden facilities during the first six months of 2002, compared to the first six months of 2001. In addition, we also benefited in the first six months of 2002, compared with the same period in 2001, from producing a greater portion of our products at our Dresden plant. The Dresden plant, which began production of significant volumes of commercial product during the first six months of 2001, has lower manufacturing costs as a result of lower payroll and operating expenses, as well as lower depreciation charges due to the grants provided for plant and equipment by the Saxony government.

Gross profit and gross margin.    Our gross profit increased $5.1 million, or 60.0%, from $8.5 million in the first six months of 2001, to $13.6 million in the first six months of 2002. Our gross margin improved from 21.4% in the first six months of 2001, to 35.0% in the first six months of 2002. The increase in gross profit and gross margin in 2002 was due to increased revenues from the Dresden plant with its lower cost base, cost savings and yield improvements in our Palo Alto, Tempe and Dresden facilities, and a reduction in warranty claims.

Operating Expenses

  Research and development.    Research and development spending increased $1.2 million, or 46.2%, from $2.6 million in the first six months of 2001, to $3.8 million in the first six months of 2002. Research and development expenses increased from 6.5% of net revenues in the first six months of 2001, to 9.8% of net revenues in the first six months of 2002. The increase in our research and development spending during the first six months of 2002 was primarily attributable to the costs associated with an increase in on-going research and development activities in the U.S. and development costs incurred in our Dresden facility to qualify PM8 and PM9 for the production of Heat Mirror products.

  Selling, general and administrative.    Selling, general and administrative expenses increased $1.0 million, or 17.5%, from $5.7 million in the first six months of 2001, to $6.7 million in the first six months of 2002. Selling, general and administrative expenses, as a percentage of revenue, increased from 14.4% in the first six months of 2001, to 17.2% in the first six months of 2002. The higher expenses in the first six months of 2002 were mainly the result of increased outside professional fees and accrued costs associated with performance-based compensation as a result of our improved profitability.

Income from operations.    Income from operations increased from $0.1 million in the first six months of 2001, to $3.0 million for the first six months of 2002. The improvement was due to reduced start-up costs from our Dresden operations, improved manufacturing yields, lower warranty claims, partially offset by higher development costs, increased outside professional fees, and accrued costs associated with performance-based compensation.

Interest expense, net.    Net interest expense decreased $0.5 million, or 33.3%, from $1.5 million in the first six months of 2001, to $1.0 million in the first six months of 2002. The reduction in interest expense was primarily attributable to lower interest rates and the reduction of our overall debt, including under our line of credit, by $6.5 million from $30.8 million at July 1, 2001, to $24.3 million at June 30, 2002.

Other income, net.    We recorded other income of $1.4 million in the first six months of 2001, compared with $0.5 million in the first six months of 2002. The reduction was primarily attributable to foreign currency fluctuations. Some of our transactions with foreign suppliers are denominated in foreign currencies, principally the Japanese yen. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.

Income before provision for income taxes.    We recorded a pre-tax profit of $0.1 million in the first six months of 2001, compared to a pre-tax profit of $2.5 million in the first six months of 2002. Our improvement from 2001 was due to reduced start-up costs from our Dresden operations, improved manufacturing yields in our Palo Alto, Tempe and Dresden facilities, and reduced warranty claims, partially offset by costs attributable to an increase in performance based compensation, increased outside professional fees and a reduction in income derived from foreign currency fluctuations.

Income taxes.    In 2002, the Federal government enacted legislation that established a tax holiday on alternative minimum tax obligations for 2001 and 2002. As a result of this recent legislative action, we received a refund during the second quarter from the Internal Revenue Service for our 2002 alternative minimum tax payment.

Liquidity and Capital Resources

        Our cash increased by $1.0 million from $0.6 million at July 1, 2001, to $1.6 million at June 30, 2002. Cash provided by operating activities in the first six months of 2002 declined by $4.1 million, from $4.2 million generated during the first six months of 2001, to $0.1 million provided during the first six months of 2002, while net income improved to $2.6 million from $0.1 million for the first six months of 2002 compared to 2001. The decline in cash provided by operating activities was primarily the result of an increase in accounts receivable and inventory, and a reduction in accounts payable. The cash used in investing activities increased by $3.0 million, to $2.6 million used in the first six months of 2002, compared to cash provided by investing activities of $0.4 million in the first six months of 2001. The increase was primarily attributable to higher capital expenditures, offset by a reduction in restricted cash. We increased cash from financing activities by $4.7 million, to $1.5 million provided during the first six months of 2002, from $3.2 million in cash used in financing activities during the first six months of 2001. The increase was primarily attributable to cash received through the exercise of employee stock options, proceeds from investment allowances received during the second quarter of 2002, and reduced borrowings on our line of credit, which were partially offset by principal payments on our outstanding debt. As a result of our compliance with loan covenants, and obtaining a waiver for the Japanese bank debt guaranteed by Teijin, $13.4 million of debt was classified as noncurrent at June 30, 2002, whereas, $16.4 million of debt that otherwise would have been noncurrent was classified as short-term at July 1, 2001, because of nonwaived defaults under certain of our credit arrangements.

        We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants and investment allowances. Through June 30, 2002, we had received $4.7 million of the grants and accounted for these grants by applying the proceeds received to reduce the cost of the fixed assets at our Dresden manufacturing facility. During 2000, we also received $1.0 million in investment allowances, which are reimbursements for capital expenditures, from the Saxony government and those proceeds were also applied to reduce the cost of the fixed assets at our Dresden manufacturing facility. We received an additional $2.1 million in investment allowances from the Saxony government in the third quarter of 2001, and we received $1.0 million in investment allowances in the second quarter of 2002. Those funds have been applied to reduce the cost of the fixed assets at our Dresden manufacturing facility. Additionally, we have received $0.9 million of Saxony investment grants that have been recorded as an advance until we earn the grant through future capital expenditures. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek total investment grants and allowances for any year in excess of 33% of our eligible capital expenditures for that year. We expect to continue to finance a portion of our capital expenditures in Dresden with additional grants and investment allowances from the Saxony government and additional loans from German banks, some of which may be guaranteed by the Saxony government. However, we cannot guarantee that we will be eligible for or receive additional grants or investment allowances in the future from the Saxony government, or any loans from German banks, or bank guarantees from the Saxony government.

        On July 8, 2002, Southwall completed a follow-on public offering of 3,500,000 shares of its common stock at a price of $4.50 per share. On August 5, 2002, the Company sold an additional 307,300 shares at a price of $4.50 per share, when its underwriters exercised their overallotment option. The net proceeds to the Company from the offering, and the overallotment option after deducting underwriting discounts and commission and offering expenses, were approximately $16.1 million. The Company intends to use the net proceeds of the offering as follows: approximately $4.0 million was used to pay off the outstanding balance on the line of credit at July 9, 2002; $2.5 million will be used to prepay a portion of the loan from the Japanese bank (see Note 6); approximately $2.0 million will be used to install an enterprise resource planning system; approximately $2.5 million will be used towards the purchase of a new production machine 10 (PM 10); approximately $1.5 million will be used for production equipment and capital expenditures; and approximately $0.8 million will be used to repay one of the Company's German bank loans. The remaining net proceeds may be used for working capital and general corporate purposes, in connection with the potential resolution of disputes with insurers, or settlement of litigation, or in connection with future acquisition.

Borrowing arrangements:

        The following table (with dollars in thousands) sets forth the material terms of our indebtedness at June 30, 2002:

Description	Rate		Balance at June 30, 2002	Remaining Due in 2002
Line of credit	(1)		$3,385	(1)

Term debt:
Japanese bank loan guaranteed by Teijin	3.14%		6,250	$1,250
German bank loan dated May 12, 1999	6.13	%(2)	2,534	169
German bank loan dated May 28, 1999	7.10	%(3)	2,478	—
German bank loan dated May 28, 1999	3.75%		1,273	212
German bank loan dated July 25, 2000	7.15%		1,928	117
German bank loan due June 30, 2009	5.75%		1,673	—
German bank loan dated June 29, 2000	5.75%		296	85
German bank loan dated July 10, 2000	7.10%		296	85
German bank loan dated December 18, 2000	7.50%		214	43
German bank loan dated December 19, 2000	7.50%		194	39
Note Payable dated September 21, 2001	8.00%		370	300
Other equipment financings			174	35

Total term debt			17,680	2,335
Capital leases:
Sales-leaseback dated July 19, 1999	13.00%		2,321	2,321
Sales-leaseback dated October 19, 1999	13.00%		946	946

Total capital leases			3,267	3,267

Total term debt and capital leases			20,947	$5,602

Less current portion			7,586

Term debt, non current			$13,361

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

        At December 31, 2001 and June 30, 2002, we were not in compliance with certain of the covenants of the guarantee by Teijin of the Japanese bank loan. Teijin and the Japanese bank waived the defaults under Teijin's guarantee of the loan that may exist for any measurement period through and including September 30, 2003 arising out of our failure to comply with the minimum quick ratio, tangible net worth and maximum debt/tangible net worth covenants. The waiver is conditioned on our agreement to prepay $2.5 million of the debt out of the proceeds of our recently completed public offering, which we have agreed to do by November 8, 2002. Accordingly, the non-current portion of the amount outstanding under this loan of $3.75 million and $5.0 million was classified as a long-term liability at

June 30, 2002 and December 31, 2001, respectively. As a result of completing the secondary offering on July 8, 2002, we intend to prepay $2.5 million due in 2004 on, or before November 8, 2002.

        We are in default under a master sale-leaseback agreement with respect to two of our production machines. We have withheld lease payments in connection with a dispute with the leasing company. As a result, we have classified all $3.3 million outstanding under those agreements, net of the $1.0 million holdback, as short-term capital lease liabilities, as of June 30, 2002.

        Under the original terms of our grant agreement with the Saxony government, we were required to meet investment and hiring targets by June 30, 2002. If we failed to meet those targets, the Saxony government was permitted to require us to repay all grants and investment allowances from the Saxony government previously received by us. In February 2002, the Saxony government extended the date by which we must comply with these targets to June 2006.

Capital expenditures

        We anticipate spending approximately $7.0 million in capital expenditures in 2002, approximately $4.0 million of which will consist of progress payments for PM 10 in Dresden, approximately $2.0 million to install a new enterprise resource planning system, and approximately $1.5 million to maintain and upgrade our production facilities in Palo Alto and Tempe. For the first six months of 2002, we incurred $3.2 million in capital expenditures, compared to $1.0 million in capital expenditures for the same period in 2001.

        We believe that our existing liquidity sources, including our expected cash flows from operations, our existing cash reserves, existing credit facilities, and the proceeds from our successful secondary offering will satisfy our cash requirements for the next twelve months. The net proceeds of approximately $16.1 million from our recently completed follow-on, public offering should be sufficient to repay the debt, install an enterprise resource planning systems, contribute to the purchase of PM 10 and upgrade our production facilities in Palo Alto and Tempe, all as described in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 above. After using the proceeds of the offering for such purposes, however, we expect that there may be only approximately $2.8 million of proceeds of the offering remaining. If our estimates prove inaccurate or the planned uses of proceeds consume more proceeds than we anticipate, there may not be any proceeds of the offering remaining for working capital or general corporate purposes. We may need to raise additional funds, to take advantage of unanticipated opportunities. To implement fully our business plan, we will need to raise additional capital from external sources.

Alternative financing sources

        We are in discussions with potential lenders regarding the establishment of new credit facilities to meet our projected working capital and capital expenditure needs in 2002 and future years. We cannot provide any assurance that alternative sources of financing will be available at all or on terms acceptable to us. Our ability to raise additional funds may be adversely affected by a number of factors relating to us, as well as factors beyond our control.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

FINANCING RISK.    Our exposure to market rate risk for changes in interest rates relates primarily to our term loan, specifically our loan from a Japanese bank, which is tied to the London Interbank Offered Rate, and our line of credit which bears a finance fee equal to 0.88% per month of the average daily balance of the accounts receivable against which we have borrowed. In addition, the interest rate on one of our German loans will be reset to the prevailing market rate in 2004 and on another of our German loans will be reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our loan from a Japanese bank would have an effect of less than $15,000 on our interest expense for the six months ended June 30, 2002.

INVESTMENT RISK.    We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any floating rate securities would have had an adverse effect of less than $10,000 for the six months ended June 30, 2002.

FOREIGN CURRENCY RISK.    International revenues (defined as sales to customers located outside of the United States) accounted for approximately 84% of our total sales for the first six months of 2002. Of this amount, approximately 19% was denominated in euros relating to sales from our Dresden operation. The other 81% of our international sales were denominated in US dollars. We expect that approximately 10% to 15% of our total sales in 2002 will be denominated in euros. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the euro exchange rate would have had an effect of approximately $0.7 million on net revenues for the six months ended June 30, 2002 and the effect of a 10% fluctuation in the Yen exchange rate would have had an effect of approximately $0.1 million.

FORWARD-LOOKING STATEMENTS

        This quarterly report contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, that are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include statements relating to:

  •
  our strategy, future operations and financial plans, including, without limitation, our plans to install and commercially produce products on new machines;

  •
  our projected need for additional borrowings and our future liquidity;

  •
  our competition;

  •
  our expectations with respect to future grants, investment allowances and bank guarantees from the Saxony government;

  •
  pending and threatened litigation and its outcome; and

  •
  our projected capital expenditures.

        You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Financial Risks, and "Operational Risks." These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe the expectations reflected in our forward-looking statements are reasonable as of the date they are being made, we cannot guarantee our future results, levels of activity, performance, or achievements.

Moreover, neither we nor any other person assumes responsibility for the future accuracy and completeness of these forward-looking statements.

Risk Factors

Financial Risks

Covenants or defaults under our credit agreements may prevent us from borrowing or force us to curtail our operations.

        As of June 30, 2002, we had total outstanding obligations under our credit agreements of $24.3 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that will require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

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

        In connection with our current borrowing facilities and financing arrangements, we have granted security interests in and liens on substantially all of our assets, including our production machines and our Dresden facility, to secure the loans. We are currently being sued under a master sale-leaseback agreement with respect to two of our production machines because we have withheld lease payments in connection with a dispute with the leasing company. The leasing company holds a security interest in the production machines and may be able to repossess those machines. If the leasing company were to repossess one or more of those machines, our ability to produce product would be materially impaired. Our revenues, gross margins and operating efficiency would also be materially adversely affected. Our obligations under our secured credit facilities contain cross-default and cross-acceleration provisions and provisions that allow the lenders to declare the loans immediately due if there is a material adverse change in our business. If we default under the credit facilities or financing arrangements the lenders could declare all of the funds borrowed thereunder, together with all accrued interest, immediately due and payable. If we are unable to repay such indebtedness, the lenders could foreclose on the pledged assets. If the lenders foreclose on our assets, we would be forced to significantly curtail or even cease our operations.

Our first quarter revenues are generally lower than revenues in the following quarters due to seasonal demand for our products.

        Our revenue from the electronic display and architectural markets are affected by seasonality patterns with the highest sales occurring during the second, third and fourth fiscal quarters. During the past three fiscal years, 21% of our sales have occurred during the first quarter with 25%, 29% and 25% occurring during the second, third and fourth quarters, respectively. Demand in the electronic display market is generally at its highest before the holiday season, in our second and third quarters, when production of electronic goods is at its highest. Demand for architectural glass generally increases when the weather is warmer in northern climates and construction activity increases. To a lesser extent, demand for our after-market automotive glass products generally increases when weather is warmer in northern climates and the replacement of glass windows in motor vehicles increases. Lower demand for our products during the first quarter generally results in lower sales, margins and operating results during that quarter. Although our revenues have historically increased after the first quarter, the world-wide economic slow down in 2002 has negatively affected this historic trend. We have experienced a decrease of orders from the automotive market in the first half of 2002, as well as, a slowdown in orders from the architectural market for the third quarter of 2002. We believe the seasonality in the demand for our products, which we have experienced in prior years, will continue to affect our results in the first quarter of future years.

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

        In 2002, we expect that 10% to 15% of our revenues will be denominated in euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. As a result, our operating results and cash flows may vary due to fluctuations of the euro against the dollar. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily yen.

        The majority of our international sales are currently invoiced and collected in U.S. dollars. A strengthening in the dollar relative to the currencies of those countries in which we do business would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability and cash flows. These fluctuations could also cause prospective customers to cancel or delay orders because of the increased relative cost of our products.

Operational Risks

We depend on a small number of customers for nearly all of our sales, and the loss of a large customer could materially adversely affect our revenues or operating results.

        Our ten largest customers accounted for approximately 69%, 85%, 85% and 83% of net sales in 1999, 2000, 2001 and the first six months of 2002, respectively. We have contracts extending past 2002 with only two of these customers. We expect to continue to derive a significant portion of our net sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period.

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

Our ability to successfully identify suitable target companies and integrate acquired companies or technologies may affect our future growth.

        A potential part of our continuing business strategy is to consider acquiring companies, products, and technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer other growth opportunities. Our ability to successfully complete acquisitions requires that we identify suitable target companies, agree on acceptable terms, and obtain acquisition financing on acceptable terms. In connection with these acquisitions, we could incur debt, amortization expenses relating to identified intangibles, impairment charges relating to goodwill, or merger related charges, or could issue stock that would dilute our current shareholders' percentage of ownership. The success of any acquisitions will depend upon our ability to integrate acquired operations, retain and motivate acquired personnel, and increase the customer base of the combined businesses. We cannot assure you that we will be able to accomplish all of these goals. Any future acquisitions would involve certain additional risks, including:

  •
  difficulty integrating the purchased operations, technologies, or products;

  •
  unanticipated costs, which would reduce our profitability;

  •
  diversion of management's attention from our core business;

  •
  potential entrance into markets in which we have limited or no prior experience; and

  •
  potential loss of key employees, particularly those of the acquired business.

Failure to meet the volume requirements of our customers may result in a loss of business or contractual penalties.

        Our long-term competitive position will depend to a significant extent on our manufacturing capacity. The failure to have sufficient capacity, to fully utilize capacity when needed or to successfully integrate and manage additional capacity in the future could adversely affect our relationships with customers and cause customers to buy similar products from our competitors if we are unable to meet their needs. For example, we believe that we lost substantial potential architectural products sales in 2001 because we did not have the capacity to manufacture the required amounts of products. Also, our failure to produce required amounts of products under some of our contracts will result in price reductions on future sales under such contracts or penalties under which we would be required to reimburse the customer for the full cost of any product not delivered in a timely manner, either of which would reduce our gross margins.

We depend on our OEM customers for the sale of our products.

        We sell a substantial portion of our products to a relatively small number of original equipment manufacturers, or OEMs. The timing and amount of sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products into which our products are incorporated. We have no control over the volume of products shipped by our OEM customers or shipping dates, and we cannot be certain that our OEM customers will continue to ship products that incorporate our products at current levels or at all. We currently have a long-term contract with only one of our OEM customers. Failure of our OEM customers to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business. Failure of these customers to inform us of changes in their production needs in a timely manner could also hinder our ability to effectively manage our business.

We rely upon our OEM customers for information relating to the development of new products so that we are able to meet end-user demands.

        We rely on our OEM customers to inform us of opportunities to develop new products that serve end-user demands. If our OEM customers do not present us with market opportunities early enough for us to develop products to meet end-user needs in a timely fashion, or if the OEMs fail to anticipate end-user needs at all, we may fail to develop new products or modify our existing products for the end-user markets for our products. In addition, if our OEM customers fail to accurately anticipate end-user demands, we may spend resources on products that are not commercially successful.

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

        The market for each of our products is intensely competitive and we expect competition to increase in the future. Competitors vary in size and in the scope and breadth of the products they offer. We compete both with companies using technology similar to ours and companies using other technologies or developing improved technologies. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In fact, some of our current and potential customers currently produce, or are capable of creating, products that compete with our products.

We may not be able to expand our manufacturing capacity efficiently which could lead to lower gross margins.

        We have ordered for our Dresden manufacturing facility a new machine (PM 10), which we anticipate will begin commercial production in the first quarter of 2003. In addition, we anticipate that PM 7 in our Tempe facility will be available for commercial production during the first quarter of 2003. Additionally, PM 7 is currently being used in several, customer paid, research projects on products we expect to become commercially available in 2003. During the processes of bringing PM 7 and PM 10 up to commercial production levels, we expect to have decreased manufacturing yields and higher costs, which will lower our gross margins.

We are dependent on key suppliers of materials which may prevent us from delivering product in a timely manner.

        We manufacture all of our products using materials procured from third-party suppliers. We do not have long-term contracts with our third-party suppliers, except for an agreement with a third-party supplier to purchase Indium metal through the second quarter of 2003. Certain of the materials we require are obtained from a limited number of sources. Delays or reductions in product shipments could damage our relationships with customers. Further, a significant increase in the price of one or more of the materials used in our products could have a material adverse effect on our cost of goods sold and operating results.

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

        Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. For example, due to the deteriorating economic environment, sales by flat panel cathode ray tube manufacturers decreased in 2001, contributing to our electronic display product revenues declining by 38% from 2000. If the flat panel display and other electronic display markets in which we sell our products do not recover or experience further slowdowns in the future, it could cause revenues from our electronic display products to decrease.

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

        In addition to our dependence on our technical personnel, our success also depends on our continuing ability to attract and retain other highly skilled employees. We depend on the continued services of our senior management, particularly Thomas G. Hood, our President and Chief Executive Officer, Robert R. Freeman our Chief Financial Officer, Dr. Sicco W. T. Westra, our Senior Vice President, Sales and Marketing, and Wolfgang Heinze, our plant manager in Dresden, and other personnel. We do not have employment contracts with any of our officers or key person life insurance covering any officer or employee. Our officers have technical and industry knowledge that cannot easily be replaced. Competition for similar personnel in our industry where we operate is intense. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting or retaining the necessary personnel, our business could be adversely affected.

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

        We have expanded our operations and hired additional personnel to address international markets for the thin film coatings industry. International revenues amounted to approximately 78%, 85%, 87% and 84% of our net revenues during 1999, 2000, 2001 and the first six months of 2002, respectively. The distance between Palo Alto and Dresden creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

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

We may experience unanticipated warranty or other claims with respect to our products which may lead to extensive litigation costs and expenses.

        In the ordinary course of business, we have periodically become engaged in litigation principally as a result of disputes with customers of our architectural products. We have settled some of these suits and others are pending. We may become engaged in similar or other lawsuits in the future. For example, we have recently received a letter that threatens litigation based upon the allegation that a sealant provided by a third party and used with our film was defective, and as a result the plaintiff has suffered elevated warranty replacement claims and costs. Some of our products that have been the basis for lawsuits against us could be the basis for future lawsuits. An adverse outcome in the defense of a warranty or other claim could subject us to significant liabilities to third parties. Any litigation, regardless of the outcome, could be costly and require significant time and attention of key members of our management and technical personnel.

We may face extensive damages or litigation costs if our insurance carriers seek to have us indemnify them for settlements of past and outstanding litigation.

        Several of our insurance carriers have reserved their rights to seek indemnification from us for substantial amounts paid to plaintiffs by the insurance carriers as part of settlements of litigation relating to our architectural products. Our insurance carriers in a case in which the plaintiff alleged we were responsible for defects in window products manufactured by others have advised us that they intend to seek reimbursement for settlement and defense costs. Any claims, with or without merit, could require significant time and attention of key members of our management and result in costly litigation.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        In July 2002, Southwall was served with a complaint in a lawsuit captioned "Hurricane Glass v. Southwall Technologies Inc. and V-Kool, Inc." filed in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The Complaint alleges that Hurricane was a distributor of Southwall's "Solis" product, that Hurricane's customers experienced various problems and failures with the product and that, as a result, Hurricane was required to perform repairs and replacements under its warranty provisions. The Complaint alleges approximately $440,000 in damages against both defendants. We believe the claims to be without merit and intend to defend the action vigorously.

        The Company has been named as a defendant, along with Bostik, Inc., in an action entitled "WASCO Products, Inc. v. Southwall Technologies Inc. and Bostik, Inc.", Civ. Action No. C 02-2926 CRB, which was filed in Federal District Court for the Northern District of California on June 18, 2002. The Company was served with the complaint in this matter on July 1, 2002. The plaintiff has filed the matter as a purported class action on behalf of all entities and individuals in the United States who manufactured and/or sold and warranted the service life of insulated glass units manufactured between 1989 and 1999 which contained our Heat Mirror film and were sealed with a specific type of sealant manufactured by the co-defendant. The plaintiff alleges that the sealant provided by the co-defendant was defective, resulting in elevated warranty replacement claims and costs, and asserts claims against Southwall for breach of an implied warranty of fitness, misrepresentation, fraudulent concealment, negligence, negligent interference with prospective economic advantage, breach of contract, unfair business practices and false or misleading business practices. The plaintiff seeks recovery of $100 million for damages allegedly resulting from elevated warranty replacement claims, restitution, injunctive relief, and non-specified compensation for lost profits. The Company believes all of the claims to be without merit and intend to defend the action vigorously. The Company intends to tender the defense of this matter to its insurers, who the Company believes are obligated to pay the costs incurred in defending this suit and, if necessary, any resulting settlement or judgment up to the limits of the policies involved. The action is in the early stages, thus an estimate of the Company's loss exposure cannot be made. Management plans to vigorously contest the claim.

        Other litigation filed against the Company was described under Item 3 in the Company's Form 10-K filed on April 1, 2002, and registration statement no. 333-8557 filed on July 2, 2002. No other material developments have occurred with respect to the litigation described therein.

        In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, its consolidated financial position, its results of operations, or its operating cashflows.

Item 2—Changes in Securities and Use of Proceeds

        None

Item 3—Defaults upon Senior Securities

        Not applicable

Item 4—Submission of Matters to a Vote of Stockholders

        On May 23, 2002, we held our Annual Meeting of Stockholders. The following matters were voted upon:

  1.
  Our stockholders elected Bruce J. Alexander, Thomas G. Hood, Tadahiro Murakami, Joseph B. Reagan, Walter C. Sedgwick, and Robert C. Stempel as directors to serve for the ensuing year.

        The vote for each director was as follows:

Director	For	Against
Bruce J. Alexander	6,520,138	109,870
Thomas G. Hood	6,065,252	564,756
Tadahiro Murakami	6,593,088	36,920
Joseph B. Reagan	6,598,338	31,670
Walter C. Sedgwick	6,598,188	31,820
Robert C. Stempel	6,575,188	54,820

        There were no votes withheld or abstaining, nor were there any broker non-votes, in the selection of directors.

  2.
  Our stockholders ratified the appointment by the board of directors of PricewaterhouseCoopers LLP as independent accountants to audit our financial statements for the fiscal year ending December 31, 2002 with 6,593,708 votes "FOR," 34,527 votes "AGAINST," no votes "WITHHELD," 1,773 votes "ABSTAINING," and no broker non-votes.

  3.
  Our stockholders ratified an increase in the number of shares reserved for issuance under Southwall's Amended and Restated 1997 Employee Stock Purchase Plan with 5,668,903 votes "FOR," 232,900 votes "AGAINST," no votes "WITHHELD," 61,205 votes "ABSTAINING," and no broker non-votes.

Item 5—Other Information

        As required by the recent Sarbanes-Oxley Act, the Company's audit committee has approved certain non-audit services provided, or to be provided by PricewaterhouseCoopers, the Company's independent accountants. These services relate to consultation, advice and other services in connection with tax planning and compliance, SEC registration statements, potential acquisitions and other transactions, application of generally accepted accounting principles and the provision of statutory audit services in foreign jurisdictions.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Item
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

        On June 24, 2002, the Company filed a Current Report on form 8-K, disclosing additional information related to its outlook for future periods under Item 5.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002

By:	/s/ THOMAS G. HOOD Thomas G. Hood President and Chief Executive Officer
By:	/s/ ROBERT R. FREEMAN Robert R. Freeman Sr. Vice President and Chief Financial Officer

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1—Financial Statements
SOUTHWALL TECHNOLOGIES INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
SOUTHWALL TECHNOLOGIES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands) (Unaudited)
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures about Market Risk
FORWARD-LOOKING STATEMENTS
Risk Factors
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 2—Changes in Securities and Use of Proceeds
  Item 3—Defaults upon Senior Securities
  Item 4—Submission of Matters to a Vote of Stockholders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES