Form 10-Q
period 2002-09-29
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2002-11-13
CIK 813619

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended September 29, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        As of November 6, 2002, there were 12,500,896 shares of the Registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

PART I FINANCIAL INFORMATION

Item 1—Financial Statements:

SOUTHWALL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 29, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,661	$3,362
Restricted cash	896	1,602
Accounts receivable, net of allowance for bad debts of $264 and $389 at September 29, 2002 and December 31, 2001, respectively	10,849	9,020
Inventories, net	6,965	6,151
Other current assets	2,816	3,471

Total current assets	31,187	23,606
Property, plant and equipment, net	49,553	47,841
Restricted loan proceeds	832	738
Other assets	1,098	973

Total assets	$82,670	$73,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion term debt	$9,845	$8,315
Line of credit	0	2,974
Accounts payable	7,601	10,338
Accrued compensation	1,873	2,794
Other accrued liabilities	4,194	5,656

Total current liabilities	23,513	30,077
Term debt	10,455	14,513
Government grants advanced	758	941
Other	1,149	1,175

Total liabilities	35,875	46,706

Stockholders' equity:
Common stock, $0.001 par value, 20,000 shares authorized; issued and outstanding 12,501 and 8,332 at September 29, 2002 and December 31, 2001, respectively	12	8
Capital in excess of par value	69,542	52,614
Notes receivable	(124)	(88)
Other comprehensive income (loss)
Translation gain (loss) on subsidiary	577	(172)
Accumulated deficit	(23,212)	(25,910)

Total stockholders' equity	46,795	26,452

Total liabilities and stockholders' equity	$82,670	$73,158

See accompanying notes to condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net revenues	$16,290	$22,777	$55,235	$62,436
Cost of sales	11,682	15,629	37,061	46,798

Gross profit	4,608	7,148	18,174	15,638

Operating expenses
Research and development	1,888	1,386	5,725	3,995
Selling, general and administrative	2,385	2,688	9,127	8,401

Total costs and expenses	4,273	4,074	14,852	12,396

Income from operations	335	3,074	3,322	3,242
Interest expense, net	(413)	(618)	(1,405)	(2,156)
Other income (loss), net	215	(36)	682	1,328

Income before provision for (benefit from) income taxes	137	2,420	2,599	2,414
Provision for (benefit from) income taxes	12	11	(101)	(48)

Net income	$125	$2,409	$2,700	$2,462

Net income per share:
Basic	$0.01	$0.29	$0.28	$0.31
Diluted	$0.01	$0.28	$0.26	$0.30
Weighted average shares of common stock and dilutive potential common stock:
Basic	12,094	8,220	9,712	8,010
Diluted	12,169	8,466	10,338	8,084

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Increase (Decrease) in cash

	Nine Months Ended,
	September 29, 2002	September 30, 2001
Cash flows provided by (used in) operating activities:
Net income	$2,700	$2,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,357	4,359
Interest on employee notes receivable	(22)	—
Change in assets and liabilities:
Accounts receivable, net	(1,829)	1,199
Inventories, net	(814)	4,459
Other current and non-current assets	402	310
Accounts payable, and accrued liabilities	(5,146)	(4,454)

Cash provided by (used in) operating activities	(352)	8,335

Cash flows from investing activities:
Restricted cash	706	654
Expenditures for property, plant and equipment and other assets	(7,531)	(4,679)

Net cash provided by (used in) investing activities	(6,825)	(4,025)

Cash flows from financing activities:
Proceeds from foreign government grants	252	—
Proceeds from investment allowances	1,044	2,101
Proceeds from borrowings	—	1,055
Principal payments on borrowings	(2,528)	(2,259)
Net borrowings (payments) on line of credit	(2,974)	(3,221)
Proceeds from sale of stock, net	15,128	970
Proceeds from exercise of stock options	1,805	335

Net cash provided by (used in) financing activities	12,727	(1,019)

Effect of foreign exchange rate changes on cash	749	(208)

Net increase in cash and cash equivalents	6,299	3,083
Cash and cash equivalents, beginning of year	3,362	61

Cash and cash equivalents, end of period	$9,661	$3,144

Supplemental cash flow disclosures:
Interest paid	$778	$1,517
Income taxes paid	$72	$54
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued to exercise stock options	$15	$19

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

        Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company suggests that these consolidated financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

Note 2—Sale of Common Stock:

        On July 8, 2002, Southwall completed a follow-on public offering of 3,500,000 shares of its common stock at a price of $4.50 per share. On August 5, 2002, the Company sold an additional 307,300 shares at a price of $4.50 per share, when its underwriters exercised part of their over allotment option. The net proceeds to the Company from the offering and the over allotment option after deducting underwriting discounts and commission and offering expenses, were approximately $15.1 million. The Company used approximately $4.0 million of the net proceeds to pay down the outstanding balance on its line of credit. The Company intends to use the balance of the net proceeds of the offering as follows: $2.5 million to prepay a portion of the loan from the Japanese bank (see Note 6); approximately $2.0 million to install an enterprise resource planning system; approximately $2.5 million towards the purchase of a new production machine (PM 10); and approximately $1.5 million for production equipment and other capital expenditures. The remaining net proceeds may be used for working capital and general corporate purposes, in connection with the potential resolution of disputes with insurers, or settlement of litigation, or in connection with future acquisitions.

Note 3—Balance Sheet:

Restricted cash

        Restricted cash consists of the unexpended portion of grants received from the Saxony government in Germany to co-finance the costs of the construction of the Company's Dresden facility. In the event the Company fails to meet certain conditions related to the grants, the Saxony government has the right to demand repayment of the grants. (See Note 6.)

Inventories, net

        Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. Southwall establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of sales. At September 29, 2002 and December 31, 2001, inventories consisted of the following:

Inventories, net	September 29, 2002	December 31, 2001
Raw materials	$3,036	$3,545
Work-in-process	3,137	2,430
Finished goods	792	176

Total inventories	$6,965	$6,151

Government grants advanced and investment allowances

        Government grants advanced and investment allowances consist of monies received from the Saxony government in Germany by the Company. Upon approval and receipt of the grants and investment allowances from the government, the funds are applied as a reduction of the costs of the Dresden facility. In the event the Company fails to meet certain conditions related to the grants and investment allowances, the Saxony government has the right to reclaim the grants and allowances. (See Note 6.)

Note 4—Net Income Per Share:

        Basic net income per share is computed by dividing income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted net income per share uses the average market prices during the period. At September 29, 2002, there were 12,094,000 shares outstanding for the basic earnings per share calculation and 12,169,000 shares and dilutive potential shares outstanding for the dilutive earnings per share calculation. At September 30, 2001, there were 8,220,000 shares outstanding for the basic earnings per share calculation and 8,466,000 shares and dilutive potential shares outstanding for the dilutive earnings per share calculation. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents at September 29, 2002 and September 30, 2001 is attributable to the effect of dilutive stock options.

Note 5—Term Debt:

        The Company's term debt and capital leases consisted of the following at September 29, 2002:

Description	Rate		Balance at September 29, 2002	Remaining Due in 2002
Line of credit	(1)		$—	(1)

Term debt:
Japanese bank loan guaranteed by Teijin	3.14	%(2)	6,250	$3,750
German bank loan dated May 12, 1999	6.13	%(3)	2,437	84
German bank loan dated May 28, 1999	7.10	% 4)	2,465	—
German bank loan dated May 28, 1999	3.75%		1,126	70
German bank loan dated July 25, 2000	7.15	%(5)	1,860	58
German bank loan dated August 14, 1999 (due June 30, 2009)	5.75%		1,664	—
German bank loan dated June 29, 2000	5.75%		252	42
German bank loan dated July 10, 2000	7.10%		252	42
German bank loan dated December 18, 2000	7.50%		191	21
German bank loan dated December 19, 2000	7.50%		174	20
Note payable dated September 21, 2001	8.00%		220	150
Other equipment financings			142	24

Total term debt			17,033	4,261
Capital leases:
Sales-leaseback dated July 19, 1999	13.00%		2,321	2,321
Sales-leaseback dated October 19, 1999	13.00%		946	946

Total capital leases			3,267	3,267

Total term debt and capital leases			20,300	$7,528

Less current portion			9,845

Term debt, non current			$10,455

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

(2)
As of September 29, 2002, the interest rate on this loan was 3.14%.

(3)
Interest rate will be reset to the then prevailing market rate in 2004.

(4)
Interest rate will be reset to the then prevailing market rate in 2009.

(5)
Interest rate will be reset to the then prevailing interest rate in 2005.

        The Japanese bank loan, dated May 6, 1997, is guaranteed by Teijin Limited (Teijin), a Japanese company. Teijin is a stockholder of and supplier of substrate materials to the Company. In consideration of the guarantee, Teijin also received warrants in 1997 to purchase 158,000 shares of Southwall's common stock at $9 per share. These warrants were not exercised and expired on May 30, 2000. The Teijin guarantee is collateralized by certain equipment located in Southwall's Tempe manufacturing facility and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 1.0%, (5.25% at September 30, 2001, and 3.14% at September 29, 2002). The Company is also subject to certain financial covenants under the guarantee. The Company pays Teijin semi-annually a loan guarantee service fee equal to 0.5625% of the outstanding balance. The loan requires semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest, beginning in May 2001, for the remaining three and one half year term. At December 31, 2001, the Company was not in compliance with certain of the financial covenants with Teijin pertaining to this promissory note. Southwall has received a waiver from Teijin and the Japanese bank of any defaults that may exist through and including September 30, 2003 arising out of its failure to comply with the financial covenants of the guarantee agreement relating to minimum quick ratio, tangible net worth and maximum debt/tangible net worth. The waiver was conditioned on the Company's agreement to prepay $2.5 million of the debt from the proceeds of its public offering. (See Note 2.) As a result, the Company will prepay $2.5 million, in addition to the next scheduled principal payment of $1.25 million, on November 6, 2002. All payments due on the loan have been paid when due (including the scheduled principal payment of $1.25 million due and paid in May 2002), and the Company is current in all principal and interest payments due under the loan. At September 29, 2002, the Company was in compliance with all of the financial covenants specified in the Teijin loan guarantee. The Company classified $1.25 million as long-term debt on the balance sheet at September 29, 2002.

        During 1999, Southwall entered into a master equipment sale-leaseback agreement with a leasing company ("lessor"). Because the Company has an option to purchase the equipment at a price to be determined between Southwall and the lessor at the end of the lease period, the sale-leaseback agreements have been treated as a financing. One lease has a lease term of three years and the other lease has an initial lease term of two years with an option to extend it for an additional year. At September 29, 2002, the Company had a total of $3.3 million outstanding and due under these leases. The leased equipment and certain other production equipment owned by the Company collateralize the sale-leaseback agreements. The effective interest rate of both is approximately 13% per annum and the leases are repayable over the lease term commencing in May 2000. The Company is in dispute with the lessor over interpretation of certain terms of the lease agreement and has withheld lease payments due since March 2001. The lessor has notified the Company that it considers the Company to be in default and in January 2002 drew down on a letter of credit in the amount of $0.5 million that collateralized the Company's obligations; in May, 2002, a suit was filed against the Company demanding payment of unpaid lease payments and alleged residual values. (See Note 8.) The Company classified the $3.3 million due under the leases, net of a $1.0 million holdback not funded by the lessor, as a current liability in the accompanying balance sheet at September 29, 2002.

        On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 3.1 million ($3.1 million). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in euros after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum for the first five years, and will be revised to the prevailing rate at the end of the fifth year. The Company is current in all principal and interest payments due under the loan; the agreement contains various covenants with which the Company was in compliance at September 29, 2002. Of the borrowings outstanding of $2.4 million under this bank loan at September 29, 2002, $2.2 million was classified as noncurrent in the accompanying balance sheet.

        On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds were made available in three tranches, and were used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at September 29, 2002; the Company is current with respect to all principal and interest payments due under the loan agreement.

Under the first tranche, the Company borrowed euro 2.5 million ($2.5 million) for a term of twenty years beginning on May 28, 1999. The principal is repayable in euros beginning after ten years in ten equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years, after which time the rate will be adjusted to a current prevailing rate. Of the borrowings outstanding under this tranche of $2.5 million at September 29, 2002, $2.5 million was classified as noncurrent in the accompanying balance sheet. Under the second tranche, the Company borrowed euro 1.7 million ($1.7 million) for a term of seven years beginning May 28, 1999 and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bears fixed interest at 3.75% per annum for the period of seven years. At September 29, 2002, the amount due under this second tranche was $1.1 million, and $0.8 million was classified as a noncurrent liability. Under the third tranche, of the Company borrowed euro 2.1 million ($2.1 million) for a term of ten years beginning on July 25, 2000, and the principal is repayable after one year, in thirty-six equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the first five years, after which time the rate will be adjusted to a current prevailing market rate. At September 29, 2002, the amount due was $1.9 million; of this amount, $1.6 million was classified as noncurrent.

        On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 1.7 million ($1.7 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in euros. Fifty percent of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Restricted loan proceeds." The agreement contains various covenants with which the Company was in compliance at September 29, 2002. The amount due under this bank loan at September 29, 2002 was $1.7 million, which was classified as noncurrent.

        On June 29, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.5 million ($0.5 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 5.8% per annum. The interest is payable quarterly in euros. The agreement contains various covenants with which the Company was in compliance at September 29, 2002. The amount due under this bank loan was $0.3 million at September 29, 2002; of this amount, $0.1 million was classified as noncurrent.

        On July 10, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.5 million ($0.5 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 7.10% per annum. The interest is payable quarterly in euros. The agreement contains various covenants with which the Company was in compliance at September 29, 2002. The amount due under this bank loan was $0.3 million; of this amount, $0.1 million was classified as noncurrent at September 29, 2002.

        On December 18, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.2 million ($0.2 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in nine quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in euros. At September 29, 2002, the amount outstanding under this bank loan was $0.2 million; of this amount, $0.1 million was classified as noncurrent at September 29, 2002.

        On December 19, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.3 million ($0.3 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in euros. At September 29, 2002, the amount outstanding under this bank loan was $0.2 million; of this amount, $0.1 million was classified as noncurrent at September 29, 2002.

        The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary. The dollar equivalent value for the preceding German bank loans has been calculated using the euro exchange rate as of September 29, 2002.

        On September 21, 2001, the Company entered into a note payable agreement with the manufacturer of one of the Company's production machines, PM 7, located at the Company's Tempe facility, for the remaining balance of $0.96 million owed on the machine. The first installment on the note was paid on September 26, 2001 in the amount of $0.14 million. The remaining balance of the note is payable in 16 monthly installments, with the final payment due on January 23, 2003. The note bears interest at 8.0% per annum. At September 29, 2002, the amount outstanding under this note was $0.2 million; this entire amount was classified as current at September 29, 2002.

        Other term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

        Scheduled principal reductions of term debt for the balance of 2002 (which includes the $2.5 million the Company agreed to prepay to the Japanese bank from the proceeds of the Company's follow-on public offering) and each of the four years following and thereafter, are as follows:

Year	Amount
2002-remaining	$7,528
2003-annual	4,011
2004-annual	1,122
2005-annual	850
2006-annual	780
Thereafter	6,009

Total	$20,300

        The Company incurred total interest expense of $0.4 million and $0.6 million in third quarters of 2002 and 2001. The Company did not capitalize any portion of these amounts as part of the costs related to the construction of new production machines and facilities or otherwise.

Note 6—Government Grant and Investment Allowances:

        The Company has an agreement to receive cash grant awards (the "Grant"), which was approved by the Saxony government in May 1999. As of September 29, 2002, the Company had received approximately euros 5.6 million ($4.7 million) under this Grant and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden manufacturing facility. Additionally, as of September 29, 2002, the Company has a balance remaining from the government grants received in May 1999 of euros 0.8 million ($0.8 million) which has been recorded as an advance and held as restricted cash until the Company receives approval from the Saxony government to apply the funds to reduce its capital expenditures.

        Giving the effect to an amendment of the terms of the Grant, the Grant is subject to the following requirements:

  (a)
  The grant was earmarked to co-finance the costs of the construction of a facility to manufacture XIR® film for the automotive glass industry.

  (b)
  The construction period for the project is from March 15, 1999 to June 30, 2006.

  (c)
  The total investment during the construction period should be at least euros 47.0 million ($39.2 million).

  (d)
  The project must create at least 143 permanent jobs and 7 apprenticeships by June 30, 2006.

        If the Company fails to meet the above requirements, the Saxony government has the right to demand repayment of the Grant.

        In addition to the Grant, the Company is further eligible for cash investment allowances from the Saxony government calculated based on the total projected capital investment by the Company in its Dresden facility of euros 47.0 million ($39.2 million), subject to European Union regulatory approval. During 2000, the Company received euros 1.2 million ($1.0 million) in investment allowances from the Saxony government, and those proceeds were applied to reduce the capitalized construction cost of the Dresden facility. The Company received an additional euros 2.5 million ($2.1 million) in investment allowances from the Saxony government in 2001, and those proceeds were applied to reduce the capitalized construction cost of the Dresden facility. The Company received approximately euros 1.2 million ($1.0 million) in investment allowances in the second quarter of 2002, which were also applied to reduce the capitalized construction cost of the Dresden facility. These investment allowances are subject to the following requirements:

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

        If the Company fails to meet the above requirements, the Saxony government has the right to demand repayment of the allowances.

        The Grants and investment allowances, if any, that the Company is entitled to seek from the Saxony government varies from year to year based upon the amount of capital expenditures that meet the above requirements. Generally, Southwall is not eligible to seek total investment grants for any year in excess of 33% of its eligible capital expenditures for that year. The Company cannot guarantee that it will be eligible for or receive additional grants or allowances in the future.

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

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Automotive glass	$7,010	$10,817	$20,931	$28,191
Electronic display	4,976	7,318	20,529	22,824
Architectural	4,304	4,642	13,775	11,421

Total net revenues	$16,290	$22,777	$55,235	$62,436

        The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the third quarter and first nine months of 2002 and 2001, respectively.

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
United States	$2,744	$3,268	$8,912	$8,695
Japan	4,730	6,833	19,193	19,204
France	2,962	5,040	10,816	14,780
Pacific Rim	2,636	2,429	7,580	7,873
Germany	2,077	3,334	4,772	6,779
Rest of world	1,141	1,873	3,962	5,105

Total net revenues	$16,290	$22,777	$55,235	$62,436

        The Company's five largest customers accounted for net revenues in the periods below equal to the following percentages of the Company's total net revenue for each such period:

	Three Months Ended		Nine Months Ended
Customer	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
A	17.9%	22.1%	19.5%	23.6%
B	15.2%	22.8%	17.2%	23.2%
C	13.1%	6.1%	15.1%	6.2%
D	14.4%	19.7%	10.7%	15.9%
E	12.9%	6.7%	9.6%	6.6%

Total	73.6%	77.4%	72.2%	75.4%

Note 8—Contingencies:

        The Company is a defendant in an action entitled "Portfolio Financial Servicing Company v. Southwall Technologies Inc.," which was filed in state court in Utah on May 22, 2002. This action arises out of sale-leaseback agreements which the Company entered into with an entity formerly known as Matrix Funding Corporation, or Matrix, in 1999 in connection with the acquisition of two of the Company's production machines, as described in Note 6 to these financial statements. Matrix thereafter filed bankruptcy. In the action, the plaintiff purports to be an agent of the successor to Matrix. The plaintiff demands payment of $6,468,534, which it alleges constitutes unpaid lease payments, plus the alleged residual value of the equipment, less monies that Matrix owes to the Company. The Company has filed a motion to dismiss the complaint and intends to defend the action vigorously.

        The Company is a defendant in an action filed on April 5, 1996 entitled "Four Seasons Solar Products Corp. vs. Black & Decker Corp., Bostik, Inc. and Southwall Technologies Inc.", No. 5 CV1695, pending in the United States District Court for the Eastern District of New York. Plaintiff is a manufacturer of insulated glass units which incorporate the Company's Heat Mirror film. Plaintiff alleges that a sealant provided by the co-defendant is defective, asserts causes of action for breach of contract, unfair competition, and fraudulent concealment, and seeks monetary damages of approximately $36 million for past and future replacement costs, loss of customer goodwill, and punitive damages against all defendants. The Company filed a motion to dismiss. The Court has dismissed the unfair competition and fraudulent concealment claims against the Company. It has denied the Company's motion to dismiss the breach of contract claim. The Company believes the claim to be without merit. The Company's insurance carrier covers defense of this action, in part, and the

Company expects that settlements, if any, will be substantially covered by its insurance policy. The action was stayed in its early stages, and remains stayed pending the court's decision on the Company's pending motion for judgment on the pleadings, thus an estimate of the Company's loss exposure cannot be made. Management plans to vigorously contest the claim.

        In October 2000, the Company was served with a complaint entitled "Hurd Millwork, Inc. v. Southwall Technologies Inc., et. al.," filed in the United States District Court, Northern District of California, Case No. C00-3820 (CRB). The plaintiff is a manufacturer of installed glass units, which incorporated the Company's Heat Mirror film. The plaintiff alleged that various failures and deficiencies associated with the installed glass units gave rise to warranty and other consumer claims. The Company reached a settlement with the plaintiffs, the terms of which are confidential. The Company's insurance carrier paid the cash portion of the settlement. The Company also agreed to provide a discount on the price of future film sales as part of the settlement. The Company did not commit to or guarantee an aggregate dollar amount that the plaintiff would be entitled to receive as a discount; the discount is entirely contingent on future purchases of architectural glass product by the plaintiff from the Company during a four-year period ending February 2006. Due to the contingent nature of the discount to be granted in the future, no amount has been recorded by the Company as a sales discount liability for the settlement at September 29, 2002.

        The insurance carriers in some of the litigation related to alleged failures and defects in window products manufactured by third parties in which the Company was a defendant paid the defense and settlement costs related to such litigation. Those insurance carriers reserved their rights and have expressed their intent to proceed against the Company to recover a portion or all of such payments. As a result, those insurance carriers could seek from the Company up to an aggregate of $12.9 million plus defense costs, although any such recovery would be restricted to claims that were not covered by the Company's insurance policies. The Company intends to vigorously defend any attempts by these insurance carriers to seek reimbursement. The Company is not able to estimate the likelihood that these insurance carriers will seek to recover any such payments, the amount, if any, they might seek, or the outcome of such attempts. As a result, no adjustment has been recorded due to the uncertainty surrounding the potential exposure. Management can give no assurance that the insurers will not assert a material claim at some future date.

        In July 2002, Southwall was served with a complaint in a lawsuit captioned "Hurricane Glass v. Southwall Technologies Inc. and V-Kool, Inc." filed in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The Plaintiff was a distributor of the Company's SOLIS brand window film. The Complaint alleges that the SOLIS film was not fit for its intended purpose and brings claims for breach of written and oral contract against the Company. The Complaint alleges approximately $440,000 in damages against both defendants. We believe the claims to be without merit and intend to defend the action vigorously.

        The Company has been named as a defendant, along with Bostik, Inc., in an action entitled "WASCO Products, Inc. v. Southwall Technologies Inc. and Bostik, Inc.," Civ. Action No. C 02-2926 CRB, which was filed in Federal District Court for the Northern District of California on June 18, 2002. The plaintiff has filed the matter as a purported class action on behalf of all entities and individuals in the United States who manufactured and/or sold and warranted the service life of insulated glass units manufactured between 1989 and 1999 which contained the Company's Heat Mirror film and were sealed with a specific type of sealant manufactured by the co-defendant. The plaintiff alleges that the sealant provided by the co-defendant was defective, resulting in elevated warranty replacement claims and costs, and asserts claims against Southwall for breach of an implied warranty of fitness, misrepresentation, fraudulent concealment, negligence, negligent interference with prospective economic advantage, breach of contract, unfair business practices and false or misleading business practices. The plaintiff seeks recovery of $100 million for damages allegedly resulting from elevated warranty replacement claims, restitution, injunctive relief, and non-specified compensation for lost profits. The Company believes all of the claims to be without merit and intends to defend the action vigorously. The Company has tendered the defense of this matter to its insurers, which the Company believes are obligated to pay the costs incurred in defending this suit and, if necessary, any resulting settlement or judgment up to the limits of the policies involved. The insurance carriers have accepted the defense of this matter while reserving their rights. The action is in the early stages, and thus an estimate of the Company's loss exposure cannot be made. The Company plans to vigorously contest the claim.

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

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors" and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q.

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

        From our founding in 1979 through the early 1990s, we developed and produced thin film coated substances primarily for residential and commercial building applications, and for military applications. In the early 1990s, we began to develop products for the automotive and electronic display markets. In 1996, we realized our first material revenue from the automotive and electronic display markets. In 2001, automotive glass products accounted for approximately 45% of our revenues, electronic display products accounted for approximately 36% of our revenues, and architectural products accounted for approximately 19% of our revenues. In the first nine months of 2001, automotive glass products accounted for approximately 45% of our revenues, electronic display products accounted for approximately 37% of our revenues, and architectural products accounted for approximately 18% of our revenues. In the first nine months of 2002, automotive glass products accounted for approximately 38% of our revenues, electronic display products accounted for approximately 37% of our revenues, and architectural products accounted for approximately 25% of our revenues. Revenues from international customers accounted for 78%, 85%, 87% and 84% of our net revenues in 1999, 2000, 2001 and the first nine months of 2002, respectively.

        The Company has seen a softening of orders during 2002, primarily in the automotive glass and electronic display markets. The reduction in sales to the automotive glass OEM producers is indicative of the slowdown in sales of new automobiles by certain European automobile manufacturers. The decline in the Company's sales of its electronic display products reflects the world-wide economic weakness within the computer industry. In addition, the Company implemented a workforce reduction in July 2002 of approximately 25 full-time employees to lower its costs. Southwall recorded a charge for severance costs of approximately $0.1 million during the third quarter of 2002 for the July workforce reduction. The workforce reduction in the third quarter followed a series of measures implemented in 2001 and 2002 to control costs and improve operating efficiencies including a 10% reduction in our work force in 2001.

Three Months Ended September 29, 2002 compared with Three Months Ended September 30, 2001

Net revenues.    Our net revenues decreased $6.5 million, or 28.5%, from $22.8 million for the third quarter of 2001 to $16.3 million for the third quarter of 2002. Our sales to the automotive market decreased by $3.8 million, or 35.2%, from $10.8 million in the third quarter of 2001 to $7.0 million in the third quarter of 2002. The decline was due to reductions in our selling prices and lower sales volume as a result of increased competition from coated glass manufacturers, and a slowdown in sales by several major European automobile manufacturers. We believe this slowdown in the European automobile market will continue throughout 2002 and into 2003. Our sales to the electronic display market decreased by $2.3 million, or 31.5%, from $7.3 million in the third quarter of 2001 to $5.0 million in the second quarter of 2002. The decrease in sales was primarily the result of a decline in CDT revenues resulting from lower selling prices, which was partially offset by increased sales of our new plasma display film product. Our sales to the architectural market decreased $0.4 million, or 8.5%, from $4.7 million in the third quarter of 2001 to $4.3 million in the third quarter of 2002. The decrease was primarily attributable to a reduction in orders from several major architectural customers. We experienced a reduction in warranty claims in the third quarter of 2002 from the third quarter of 2001, which had the effect of increasing our net revenue above what it would have been had our level of warranty claims been the same as in the third quarter of 2001.

Cost of sales.    Cost of sales consists primarily of materials and subcontractor services, labor and manufacturing overhead. Cost of sales decreased $3.9 million, or 25.0%, from $15.6 million in the third quarter of 2001, to $11.7 million in the third quarter of 2002, which is consistent with the reduction in the Company's revenues in the third quarter of 2002 compared to the third quarter of 2001. The higher manufacturing costs in 2001 were primarily due to start-up costs in our Dresden operation and higher material and outside processing costs incurred as a result of higher sales in the third quarter last year when compared to 2002. In addition, the Company implemented a new program in 2002 with one of its precious metal suppliers to recover expended precious metals used in production, which yielded a $0.4 million reduction in materials costs in the third quarter of 2002 from the third quarter in the prior year. Cost of sales as a percentage of net revenue increased from 68.4% in the third quarter of 2001, to 71.8% for the same period in 2002. Facility costs, depreciation expense and labor costs comprise the majority of the Company's manufacturing expenses. These costs are relatively fixed and do not fluctuate significantly. As a result of these fixed costs, the increase in cost of sales as a percentage of revenue, was primarily the result of lower revenues in the third quarter of 2002 as compared to the same period last year.

Gross profit and gross margin.    Our gross profit decreased $2.5 million, or 35.2%, from $7.1 million in the third quarter of 2001, to $4.6 million in the third quarter of 2002. Our gross margin declined from 31.1% in the third quarter of 2001, to 28.2% in the third quarter of 2002. The decreases in gross profit and gross margin in the 2002 period from the 2001 period were due to decreased revenues, combined with relatively fixed manufacturing expenses, partially offset by reduced warranty claims, the absence of start-up costs related to our Dresden operation in the 2002 period, lower material and outside processing costs associated with lower sales in the 2002 period, and the recovery of precious metals expended during production.

Operating Expenses

  Research and development.    Research and development spending increased $0.5 million, or 35.7%, from $1.4 million in the third quarter of 2001, to $1.9 million in the third quarter of 2002. Research and development expenses increased from 6.1% of net revenues in the third quarter of 2001, to 11.7% of net revenues in the third quarter of 2002. The increase in our research and development spending during the third quarter of 2002 was primarily attributable to an increase in on-going research and development activities in the U.S. for plasma display products, and the next generation of film products designed for the automotive market.

  Selling, general and administrative.    Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. These expenses decreased $0.3 million, or 11.1%, from $2.7 million in the third quarter of 2001, to $2.4 million in the third quarter of 2002. The reduction in expense was primarily the result of a reduction in incentive bonus accruals, and bad debt expense, which were partially offset by increased sales and marketing headcount, and higher travel expenses by our sales staff. Selling, general and administrative expenses, as a percentage of revenue, increased from 11.8% in the third quarter of 2001, to 14.7% in the third quarter of 2002. The increase in these expenses, as a percentage of revenue, in 2002 was primarily due to lower revenues in the third quarter of 2002.

Income from operations.    Income from operations decreased from $3.1 million in the third quarter of 2001, to $0.3 million for the same period in 2002. The decline in the 2002 period from the 2001 period was due to lower revenues, relatively fixed manufacturing expenses and higher research and development costs, partially offset by a reduction in warranty claims, the absence of start-up costs related to our Dresden operation in the 2002 period, lower material and outside processing costs associated with lower sales in the 2002 period, the recovery of precious metals expended during production, and a reduction in administrative expenses.

Interest expense, net.    Net interest expense decreased $0.2 million, or 33.3%, from $0.6 million in the third quarter of 2001, to $0.4 million in the third quarter of 2002. The reduction in interest expense was primarily attributable to the pay down of the Company's outstanding line of credit balance during the quarter, lower interest rates and the reduction of our total outstanding term debt, by $4.9 million from $25.2 million at September 30, 2001, to $20.3 million at September 29, 2002.

Other income (loss), net.    Other income (loss), net includes interest income and foreign exchange transaction gains and losses. We recorded other loss of a minimal amount in the third quarter of 2001, compared with $0.2 million in the third quarter of 2002. The increase in other income was primarily attributable to foreign currency gains and higher interest income. Some of our transactions with foreign suppliers are denominated in foreign currencies, principally the Japanese yen. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.

Income before provision for income taxes.    We recorded a pre-tax profit of $2.4 million in the third quarter of 2001, compared to a pre-tax profit of $0.1 million in the third quarter of 2002. The decline in profitability was due to lower revenues, relatively fixed manufacturing expenses and higher research and development costs, partially offset by a reduction in warranty claims, the absence of start-up costs related to our Dresden operation in the 2002 period, lower material and outside processing costs associated with lower sales in the 2002 period, the recovery of precious metals expended during production, a reduction in administrative expenses, foreign currency gains and higher interest income.

Income taxes.    In 2002, the federal government enacted legislation that established a tax holiday on alternative minimum tax obligations for 2001 and 2002. As a result, the Company was able to use an operating loss carry-forward to offset fully federal income taxes incurred during the quarter.

Nine Months Ended September 29, 2002 compared with Six Months Ended September 30, 2001

Net revenues.    Our net revenues decreased $7.2 million, or 11.5%, from $62.4 million for the first nine months of 2001 to $55.2 million for the first nine months of 2002. Our sales to the automotive market decreased by $7.3 million, or 25.9%, from $28.2 million in the first nine months of 2001 to $20.9 million in the first nine months of 2002. The decline was due to lower sales volume due to reductions in our selling prices and lower sales volume as a result of increased competition from coated glass manufacturers and a slowdown in sales by several European automobile manufacturers. Our sales to the electronic display market decreased by $2.3 million, or 10.1%, from $22.8 million in the first nine months of 2001 to $20.5 million in the first nine months of 2002. We experienced a decline in revenue from our CDT products in the first nine months of 2002, which was partially offset by an increase in sales of our new plasma display film product. Our sales to the architectural market increased $2.4 million, or 21.1%, from $11.4 million in the first nine months of 2001 to $13.8 million in the first nine months of 2002. The increase was primarily attributable to additional available manufacturing capacity that had been previously dedicated to the manufacture of products for the automobile market, partially offset by a reduction in orders from several major architectural customers.

We experienced a reduction in warranty claims in the first nine months of 2002 from the first nine months of 2001, which had the effect of increasing our net revenue above what it would have been had our level of warranty claims been the same as in the first nine months of 2001.

Cost of sales.    Cost of sales decreased $9.7 million, or 20.7%, from $46.8 million in the first nine months of 2001, to $37.1 million in the first nine months of 2002. Cost of sales as a percentage of net revenue decreased from 75.0% in the first nine months of 2001, to 67.2% for the same period in 2002. The higher costs in 2001 in dollars, and as a percentage of revenues, were primarily due to greater start-up costs in our Dresden operation. We also realized improved manufacturing yields in our Palo Alto, Tempe and Dresden facilities during the first nine months of 2002, compared to the first nine months of 2001. In addition, we also benefited in the first nine months of 2002, compared with the same period in 2001, from producing a greater portion of our products at our Dresden plant, which generally has had lower manufacturing costs than the Company's United States facilities as a result of lower payroll and operating expenses, as well as lower depreciation charges due to the grants and investment allowances for plant and equipment provided to us by the Saxony government. Additionally, our new program to recover expended precious metals used in production resulted in a $0.4 million reduction in material costs in the 2002 period from the 2001 period.

Gross profit and gross margin.    Our gross profit increased $2.6 million, or 16.7%, from $15.6 million in the first nine months of 2001, to $18.2 million in the first nine months of 2002. Our gross margin improved from 25.0% in the first nine months of 2001, to 32.9% in the first nine months of 2002. The increase in gross profit and gross margin in the 2002 period from the 2001 period was due to increased revenues from the Dresden plant with its lower cost base, cost savings and yield improvements in our Palo Alto, Tempe and Dresden facilities, a reduction in warranty claims, and the recovery of precious metals expended during production, partially offset by a reduction in revenue during the 2002 period.

Operating Expenses

  Research and development.    Research and development spending increased $1.7 million, or 42.5%, from $4.0 million in the first nine months of 2001, to $5.7 million in the first nine months of 2002. Research and development expenses increased from 6.4% of net revenues in the first nine months of 2001, to 10.3% of net revenues in the first nine months of 2002. The increase in our research and development spending during the first nine months of 2002 was primarily attributable to the costs associated with an increase in on-going research and development activities in the U.S. and development costs incurred in our Dresden facility to qualify PM8 and PM9 for the production of Heat Mirror products.

  Selling, general and administrative.    Selling, general and administrative expenses increased $0.7 million, or 8.3%, from $8.4 million in the first nine months of 2001, to $9.1 million in the first nine months of 2002. Selling, general and administrative expenses, as a percentage of revenue, increased from 13.5% in the first nine months of 2001, to 16.5% in the first nine months of 2002. The higher expenses in the first nine months of 2002 were mainly the result of increased outside professional fees, partially offset by a reduction in the Company's incentive bonus accruals.

Income from operations.    Income from operations increased from $3.2 million in the first nine months of 2001, to $3.3 million for the first nine months of 2002. The improvement was due to reduced start-up costs from our Dresden operations, improved manufacturing yields, lower warranty claims, the recovery of precious metals expended during production, and a reduction in incentive bonus accruals, partially offset by lower revenues, higher development costs, and increased outside professional fees.

Interest expense, net.    Net interest expense decreased $0.8 million, or 36.4%, from $2.2 million in the first nine months of 2001, to $1.4 million in the first nine months of 2002. The reduction in interest expense was primarily attributable to lower interest rates and the reduction of our overall debt, including under our line of credit, by $10.4 million from $30.7 million at September 30, 2001, to $20.3 million at September 29, 2002.

Other income, net.    We recorded other income of $1.3 million in the first nine months of 2001, compared with $0.7 million in the first nine months of 2002. The reduction was primarily attributable to foreign currency fluctuations. Some of our transactions with foreign suppliers are denominated in foreign currencies, principally the Japanese yen. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.

Income before provision for income taxes.    We recorded a pre-tax profit of $2.5 million in the first nine months of 2001, compared to a pre-tax profit of $2.7 million in the first nine months of 2002. Our improvement from 2001 was due to reduced start-up costs from our Dresden operations, improved manufacturing yields in our Palo Alto, Tempe and Dresden facilities, reduced warranty claims, the recovery of precious metals expended during production, and a reduction in incentive bonus accruals, which were partially offset by a reduction in revenues, an increase in outside professional fees and a reduction in income derived from foreign currency fluctuations.

Income taxes.    In 2002, the federal government enacted legislation that established a tax holiday on alternative minimum tax obligations for 2001 and 2002. As a result, we received a refund during the second quarter from the Internal Revenue Service for our 2002 alternative minimum tax payment, and we were able to use an operating loss carry-forward to offset fully the federal income taxes incurred during the period.

Liquidity and Capital Resources

Liquidity:

        On July 8, 2002, Southwall completed a follow-on public offering of 3,500,000 shares of its common stock at a price of $4.50 per share. On August 5, 2002, the Company sold an additional 307,300 shares at a price of $4.50 per share, when its underwriters exercised a portion of their over allotment option. The net proceeds to the Company from the offering, and the over allotment option after deducting underwriting discounts and commission and offering expenses, were approximately $15.1 million.

        Our cash increased by $6.6 million from $3.1 million at September 30, 2001, to $9.7 million at September 29, 2002. Cash provided by operating activities in the first nine months of 2002 declined by $8.7 million, from $8.3 million generated during the first nine months of 2001, to $0.4 million expended during the first nine months of 2002. Net income improved to $2.7 million for the first nine months of 2002 compared to $2.5 million for the first nine months of 2001. The decline in cash provided by operating activities was primarily the result of an increase in accounts receivable and inventory, and a reduction in accounts payable and accrued liabilities. The cash used in investing activities increased by $2.8 million, to $6.8 million used in the first nine months of 2002, compared to cash used in investing activities of $4.0 million in the first nine months of 2001. The increase was primarily attributable to higher capital expenditures, offset by a reduction in restricted cash. We increased cash from financing activities by $13.7 million, to $12.7 million provided during the first nine months of 2002, from $1.0 million in cash used in financing activities during the first nine months of 2001. The increase was primarily attributable to cash received from the Company's follow-on public offering, through the exercise of employee stock options, and proceeds from investment allowances received from the Saxony government during the second quarter of 2002, which were partially offset by the pay down of our outstanding line of credit balance in the third quarter and principal payments on our term debt.

        We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants and investment allowances. Through September 29, 2002, we had received $4.7 million of the grants and accounted for these grants by applying the proceeds received to reduce the cost of the fixed assets at our Dresden manufacturing facility. During 2000, we also received $1.0 million in investment allowances, which are reimbursements for capital expenditures, from the Saxony government and those proceeds were also applied to reduce the cost of the fixed assets at our Dresden manufacturing facility. We received an additional $2.1 million in investment allowances from the Saxony government in the third quarter of 2001, and we received $1.0 million in investment allowances in the second quarter of 2002. Those funds have been applied to reduce the cost of the fixed assets at our Dresden manufacturing facility. Additionally, we have received $0.9 million of Saxony investment grants that have been recorded as an advance until we earn the grant through future capital expenditures. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek total investment grants and allowances for any year in excess of 33% of our eligible capital expenditures at our Dresden facility for that year. We expect to continue to finance a portion of our capital expenditures in Dresden with additional grants and investment allowances from the Saxony government and additional loans from German banks, some of which may be guaranteed by the Saxony government. However, we cannot guarantee that we will be eligible for or receive additional grants or investment allowances in the future from the Saxony government, or any loans from German banks, or bank guarantees from the Saxony government.

Borrowing arrangements:

        The following table (with dollars in thousands) sets forth the material terms of our term debt and capital leases at September 29, 2002:

Description	Rate		Balance at September 29, 2002	Remaining Due in 2002
Line of credit	(1)		$—	(1)

Term debt:
Japanese bank loan guaranteed by Teijin	3.14	%(2)	6,250	$3,750
German bank loan dated May 12, 1999	6.13	%(3)	2,437	84
German bank loan dated May 28, 1999	7.10	%(4)	2,465	—
German bank loan dated May 28, 1999	3.75%		1,126	70
German bank loan dated July 25, 2000	7.15	%(5)	1,860	58
German bank loan dated August 14, 1999 (due June 30, 2009)	5.75%		1,664	—
German bank loan dated June 29, 2000	5.75%		252	42
German bank loan dated July 10, 2000	7.10%		252	42
German bank loan dated December 18, 2000	7.50%		191	21
German bank loan dated December 19, 2000	7.50%		174	20
Note payable dated September 21, 2001	8.00%		220	150
Other equipment financings			142	24

Total term debt			17,033	4,261
Capital leases:
Sales-leaseback dated July 19, 1999	13.00%		2,321	2,321
Sales-leaseback dated October 19, 1999	13.00%		946	946

Total capital leases			3,267	3,267

Total term debt and capital leases			20,300	$7,528

Less current portion			9,845

Term debt, non current			$10,455

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

(2)
As of September 29, 2002, the interest rate on this loan was 3.14%.

(3)
Interest rate will be reset to the then prevailing market rate in 2004.

(4)
Interest rate will be reset to the then prevailing market rate in 2009.

(5)
Interest rate will be reset to the then prevailing interest rate in 2005.

        At December 31, 2001, we were not in compliance with certain of the covenants of the guarantee by Teijin of the Japanese bank loan. Teijin and the Japanese bank waived the defaults under Teijin's guarantee of the loan that may exist for any measurement period through and including September 30, 2003 arising out of our failure to comply with the minimum quick ratio, tangible net worth and maximum debt/tangible net worth covenants. The waiver was conditioned on our agreement to prepay

$2.5 million of the debt out of the proceeds of our recently completed public offering, which we have agreed to do by November 6, 2002. Accordingly, the non-current portion of the amount outstanding under this loan of $5.0 million was classified as a long-term liability at December 31, 2001. At September 29, 2002, we were in compliance with the loan covenants of the guarantee, and we have classified $1.25 million of the amount outstanding under this loan as non-current.

        We are in default under a master sale-leaseback agreement with respect to two of our production machines. We have withheld lease payments in connection with a dispute with the leasing company. As a result, we have classified all $3.3 million outstanding under those agreements, net of the $1.0 million holdback, as short-term capital lease liabilities, as of September 29, 2002.

        Under the terms of our grant agreement with the Saxony government, we are required to meet investment and hiring targets by June 30, 2006. If we fail to meet those targets, the Saxony government is permitted to require us to repay all grants and investment allowances from the Saxony government previously received by us.

Capital expenditures

        We anticipate spending approximately $8.0 million in capital expenditures in 2002, approximately $4.0 million of which will consist of progress payments for PM 10 in Dresden, approximately $2.0 million to install a new enterprise resource planning system, and approximately $1.5 million to maintain and upgrade our production facilities in Palo Alto and Tempe. For the first nine months of 2002, we incurred $7.5 million in capital expenditures, compared to $4.7 million in capital expenditures for the same period in 2001.

        We believe that our existing liquidity sources, including our expected cash flows from operations, our existing cash reserves, and existing credit facilities will satisfy our cash requirements for the next twelve months. The Company used approximately $4.0 million of the net proceeds to pay down the outstanding balance on its line of credit. The Company intends to use the balance of the net proceeds of the offering as follows: $2.5 million to prepay a portion of the loan from the Japanese bank (see Note 5 to the Condensed Consolidated Financial Statements in Part I); approximately $2.0 million to install an enterprise resource planning system; approximately $2.5 million towards the purchase of a new production machine (PM 10); and approximately $1.5 million for production equipment and other capital expenditures. The remaining net proceeds may be used for working capital and general corporate purposes, in connection with the potential resolution of disputes with insurers, or settlement of litigation, or in connection with future acquisitions. If our estimates prove inaccurate or the planned uses of the proceeds of our offering consume more proceeds than we anticipate, there may not be any proceeds of the offering remaining for working capital or general corporate purposes. We may need to raise additional funds, to take advantage of unanticipated opportunities.

Alternative financing sources

        The Company has received a commitment letter from Wells Fargo HSBC Trade Bank N.A. ("Wells Fargo") for a $15 million revolving line of credit. Under the facility, the Company would be able to borrow an amount up to 80% of the Company's eligible accounts receivable balances. Under the terms of the commitment letter, the line of credit would have an interest rate based on the bank's prime rate, or LIBOR, plus 2.85%, at the Company's option. The Company will be charged a fee of .15% on the unused portion of the $15 million commitment. The Company will grant Wells Fargo a security interest in its accounts receivable and certain other assets. The credit described in the commitment letter is subject to the terms and conditions of the final loan documents to be executed by the parties, including without limitation a credit agreement, all in a form and substance satisfactory to Wells Fargo. The bank reserves the right to cancel its offer to make the credit facilities available and not to enter into the definitive agreements. No assurance can be given that definitive documentation will be entered into or that, if entered into, such documentation will not have terms other than as described above. If the Company enters into the facility with Wells Fargo, it intends to terminate its current revolving credit facility.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

FINANCING RISK.    Our exposure to market rate risk for changes in interest rates relates primarily to our term loan, specifically our loan from a Japanese bank, which is tied to the London Interbank Offered Rate ("LIBOR"), and our line of credit which bears an interest rate based on the bank's prime rate, or LIBOR, plus 2.85% at the Company's option. In addition, the interest rate on one of our German loans will be reset to the prevailing market rate in 2004 and on another of our German loans will be reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our loan from a Japanese bank would have had an effect of less than $20,000 on our interest expense for the nine months ended September 29, 2002.

INVESTMENT RISK.    We invest our excess cash in money market accounts and other short-term investment securities, and by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any floating rate securities would have had an adverse effect of less than $15,000 on our net income for the nine months ended September 29, 2002.

FOREIGN CURRENCY RISK.    International revenues (defined as sales to customers located outside of the United States) accounted for approximately 84% of our total sales for the first nine months of 2002. Of this amount, approximately 20% was denominated in euros relating to sales from our Dresden operation. The other 80% of our international sales were denominated in US dollars. We expect that approximately 15% to 18% of our total sales in 2002 will be denominated in euros. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the euro exchange rate would have had an effect of approximately $0.9 million on our net revenues for the nine months ended September 29, 2002 and the effect of a 10% fluctuation in the Yen exchange rate would have had an effect of approximately $0.8 million on our net income.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include statements relating to:

  •
  our strategy, future operations and financial plans, including, without limitation, our plans to install and commercially produce products on new machines;

  •
  our projected need for, and ability to obtain, additional borrowings and our future liquidity;

  •
  our competition;

  •
  our expectations with respect to future grants, investment allowances and bank guarantees from the Saxony government;

  •
  pending and threatened litigation and its outcome; and

  •
  our projected capital expenditures.

        You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe the expectations reflected in our forward-looking statements are reasonable as of the date they are being made, we cannot guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the future accuracy and completeness of these forward-looking statements.

25

Risk Factors

Financial Risks

Covenants or defaults under our credit agreements may prevent us from borrowing or force us to curtail our operations.

        As of September 29, 2002, we had total outstanding obligations under our credit agreements of $20.3 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that will require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

Our ability to borrow is limited by the nature of our equipment and some of our accounts receivable.

        Our equipment is custom designed for a special purpose. In addition, a large portion of our accounts receivable are from foreign sales, which are often more difficult to collect than domestic accounts receivable. As a result of the nature of our equipment and accounts receivable, lenders will generally allow us to borrow less against these items as collateral than they would for other types of equipment or domestic accounts receivable, or require us to add additional credit enhancements.

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

        Our revenue from the electronic display and architectural markets are affected by seasonality patterns with the highest sales occurring during the second, third and fourth fiscal quarters. During the past three fiscal years, 21% of our sales have occurred during the first quarter with 25%, 29% and 25% occurring during the second, third and fourth quarters, respectively. Demand in the electronic display market is generally at its highest before the holiday season, in our second and third quarters, when production of electronic goods is at its highest. Demand for architectural glass generally increases when the weather is warmer in northern climates and construction activity increases. To a lesser extent, demand for our after-market automotive glass products generally increases when weather is warmer in northern climates and the replacement of glass windows in motor vehicles increases. Lower demand for our products during the first quarter generally results in lower sales, margins and operating results during that quarter. Although our revenues have historically increased after the first quarter, the world-wide economic slow down in 2002 has negatively affected this historic trend. We have experienced a decrease of orders from the automotive market in the first nine months of 2002, as well as, a slowdown in orders from the architectural market for the third quarter of 2002. We believe the seasonality in the demand for our products, which we have experienced in prior years, will continue to affect our results in the first quarter of future years.

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

        In 2002, we expect that 15% to 18% of our revenues will be denominated in euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. As a result, our operating results and cash flows may vary due to fluctuations of the euro against the dollar. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily yen.

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

        Our ten largest customers accounted for approximately 69%, 85%, 85% and 84% of net sales in 1999, 2000, 2001 and the first nine months of 2002, respectively. We have contracts extending past 2002 with only two of these customers. We expect to continue to derive a significant portion of our net sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period.

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

        We have ordered for our Dresden manufacturing facility a new production machine (PM 10), which we anticipate will begin commercial production in the first quarter of 2003. In addition, we anticipate that PM 7 in our Tempe facility will be available for commercial production during the first quarter of 2003. Additionally, PM 7 is currently being used in several, customer paid, research projects on products we expect to become commercially available in 2003. During the processes of bringing PM 7 and PM 10 up to commercial production levels, we expect to have decreased manufacturing yields and higher costs, which will lower our gross margins.

We are dependent on key suppliers of materials, which may prevent us from delivering product in a timely manner.

        We manufacture all of our products using materials procured from third-party suppliers. We do not have long-term contracts with our third-party suppliers, except for an agreement with a third-party supplier to purchase Indium metal through the third quarter of 2003. Certain of the materials we require are obtained from a limited number of sources. Delays or reductions in product shipments could damage our relationships with customers. Further, a significant increase in the price of one or more of the materials used in our products could have a material adverse effect on our cost of goods sold and operating results.

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

        Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. For example, due to the deteriorating economic environment, sales by flat panel cathode ray tube manufacturers decreased in 2001, contributing to our electronic display product revenues declining by 38% from 2000, and by 10% for the first nine months of 2002 compared to the first nine months of 2001. If the flat panel display and other electronic display markets in which we sell our products do not recover or experience further slowdowns in the future, it could cause revenues from our electronic display products to decrease.

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

If we fail to recruit and retain a significant number of qualified technical personnel we may not be able to develop, enhance and introduce our products on a timely basis, and our business will be harmed.

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

        In addition to our dependence on our technical personnel, our success also depends on our continuing ability to attract and retain other highly skilled employees. We depend on the continued services of our senior management, particularly Thomas G. Hood, our President and Chief Executive Officer, Robert R. Freeman our Chief Financial Officer, Dr. Sicco W. T. Westra, our Senior Vice President, Sales and Marketing, Wolfgang Heinze, our plant manager in Dresden, and other personnel. We do not have employment contracts with any of our officers or key person life insurance covering any officer or employee. Our officers have technical and industry knowledge that cannot easily be replaced. Competition for similar personnel in our industry where we operate is intense. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting or retaining the necessary personnel, our business could be adversely affected.

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

        We have expanded our operations and hired additional personnel to address international markets for the thin film coatings industry. International revenues amounted to approximately 78%, 85%, 87% and 84% of our net revenues during 1999, 2000, 2001 and the first nine months of 2002, respectively. The distance between Palo Alto and Dresden creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

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

Item 4—Controls and Procedures

  (a)    Disclosure controls and procedures. Within 90 days before filing this Report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the

  Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Thomas G. Hood, our President and Chief Executive Officer, and Robert R. Freeman, our Senior Vice President and Chief Financial Officer, reviewed and participated in this discussion. Based on this evaluation, Messrs. Hood and Freeman concluded that, as of the date of their evaluation, the Company's disclosure controls were effective.

  (b)    Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        In July 2002, Southwall was served with a complaint in a lawsuit captioned "Hurricane Glass v. Southwall Technologies Inc. and V-Kool, Inc." filed in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The Plaintiff was a distributor of the Company's SOLIS brand window film. The Complaint alleges that the SOLIS film was not fit for its intended purpose and brings claims for breach of written and oral contract against the Company. The Complaint alleges approximately $440,000 in damages against both defendants. We believe the claims to be without merit and intend to defend the action vigorously.

        Other litigation filed against the Company was described under Item 3 in the Company's Form 10-K filed on April 1, 2002, and in the Company's registration statement no. 333-8557, filed with the Securities and Exchange Commission on July 2, 2002. No other material developments have occurred with respect to the litigation described therein.

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

Item 2—Changes in Securities and Use of Proceeds

        Not applicable.

Item 3—Defaults upon Senior Securities

        Not applicable.

Item 4—Submission of Matters to a Vote of Stockholders

        None.

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

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Item
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

        On August 9, 2002, the Company filed a Current Report on Form 8-K, disclosing under Item 5 additional information related to the anticipated effect on job cuts and near-term business expectations.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2002

By:	/s/ THOMAS G. HOOD Thomas G. Hood President and Chief Executive Officer
By:	/s/ ROBERT R. FREEMAN Robert R. Freeman Sr. Vice President and Chief Financial Officer

CERTIFICATIONS

I, Thomas G. Hood, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Southwall Technologies Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ THOMAS G. HOOD Thomas G. Hood Chief Executive Officer

I, Robert R. Freeman, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Southwall Technologies Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ ROBERT R. FREEMAN Robert R. Freeman Chief Financial Officer

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
  Item 4—Controls and Procedures
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 2—Changes in Securities and Use of Proceeds
  Item 3—Defaults upon Senior Securities
  Item 4—Submission of Matters to a Vote of Stockholders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS