Form 10-K/A
period 2002-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2003-04-09
CIK 813619

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

        This Form 10-K/A (the "Form 10-K/A") of Southwall Technologies Inc. (the "Company") for the fiscal year ended December 31, 2002 is being filed for the sole purpose of correcting typographical errors appearing in the table contained in Part II, Item 5 (Market for Registrant's Common Stock and Related Stockholder Matters) showing the high and low closing sales prices per share for our common stock as reported by Nasdaq during each quarter during the last two completed fiscal years. The amounts shown for 2001 were incorrect. We have included Item 5, as amended, in this Form 10-K/A in its entirety.

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

2001	High	Low
1st Quarter	$3.63	$2.00
2nd Quarter	3.47	2.03
3rd Quarter	5.41	2.97
4th Quarter	7.26	4.55
2002	High	Low
1st Quarter	$12.99	$7.19
2nd Quarter	15.45	4.68
3rd Quarter	4.76	1.95
4th Quarter	3.50	2.04

        On March 23, 2003, the last reported sale price for our common stock as reported on Nasdaq was $1.10 per share. On such date, there were approximately 372 holders of record of our common stock, and we believe there were approximately 1,500 beneficial owners of our common stock.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of April, 2003.

SOUTHWALL TECHNOLOGIES INC.
By:	/s/ THOMAS G. HOOD Thomas G. Hood President

        I, Thomas G. Hood, certify that:

  1.
  I have reviewed this amendment to annual report on Form 10-K/A of Southwall Technologies Inc.; and

  2.
  Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report.

Date: April 8, 2003	/s/ THOMAS G. HOOD Thomas G. Hood Chief Executive Officer

        I, Michael E. Seifert, certify that:

  1.
  I have reviewed this amendment to annual report on Form 10-K of Southwall Technologies Inc.; and

  2.
  Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report.

Date: April 8, 2003	/s/ MICHAEL E. SEIFERT Michael E. Seifert Chief Financial Officer

QuickLinks

PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
SIGNATURES