Form 10-Q
period 2003-03-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2003-05-14
CIK 813619

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the quarterly period ended March 30, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission File Number: 0-15930

SOUTHWALL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2551470 (I.R.S. Employer Identification Number)
3975 East Bayshore Road, Palo Alto, California (Address of principal executive offices)	94303 (Zip Code)

Registrant's telephone number, including area code: (650) 962-9111

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 1, 2003, there were 12,527,460 shares of the Registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

PART I FINANCIAL INFORMATION

Item 1—Financial Statements:

SOUTHWALL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$1,688	$1,998
Restricted cash	630	531
Accounts receivable, net of allowance for bad debts of $429 and $552 at March 30, 2003 and December 31, 2002, respectively	9,863	8,995
Inventories, net	7,855	8,537
Other current assets	3,873	4,310

Total current assets	23,909	24,371
Property, plant and equipment, net	49,761	50,251
Restricted loan proceeds	919	885
Other assets	983	1,075

Total assets	$75,572	$76,582

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion term debt	$7,391	$7,499
Accounts payable	8,408	9,244
Accrued compensation	1,348	1,254
Other accrued liabilities	6,816	5,886

Total current liabilities	23,963	23,883
Term debt	9,308	9,253
Government grants advanced	628	604
Other	2,359	2,368

Total liabilities	36,258	36,108

Stockholders' equity:
Common stock, $0.001 par value, 20,000 shares authorized; issued and outstanding 12,527 at March 30, 2003 and December 31, 2002	12	12
Capital in excess of par value	69,691	69,658
Notes receivable and accrued interest	(129)	(126)
Other comprehensive income
Translation gain on subsidiary	1,502	1,032
Accumulated deficit	(31,762)	(30,102)

Total stockholders' equity	39,314	40,474

Total liabilities and stockholders' equity	$75,572	$76,582

See accompanying notes to condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
Net revenues	$15,221	$19,269
Cost of sales	12,183	12,425

Gross profit	3,038	6,844

Operating expenses
Research and development	1,668	1,777
Selling, general and administrative	2,876	3,745
Restructuring expenses	(65)	—

Total operating expenses	4,479	5,522

Income (loss) from operations	(1,441)	1,322
Interest expense, net	(292)	(466)
Other income, net	89	378

Income (loss) before provision for income taxes	(1,644)	1,234
Provision for income taxes	15	53

Net income (loss)	$(1,659)	$1,181

Net income (loss) per share:
Basic	$(0.13)	$0.14
Diluted	$(0.13)	$0.13
Weighted average shares outstanding:
Basic	12,527	8,417
Diluted	12,527	9,277

See accompanying notes to condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
Increase (Decrease) in cash

	Three Months Ended
	March 30, 2003	March 31, 2002
Cash flows (used in) or provided by operating activities:
Net income (loss)	$(1,659)	$1,181
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,716	1,375
Loss on disposal of capital equipment	133	—
Stock-based compensation charge	33	—
Interest on note receivable	(2)	—
Change in assets and liabilities:
Accounts receivable, net	(868)	(1,219)
Inventories, net	682	(902)
Other current and non-current assets	482	556
Accounts payable, and accrued liabilities	179	(1,938)

Cash provided by (used in) operating activities	696	(947)

Cash flows from (used in) investing activities:
Restricted cash	(77)	482
Expenditures for property, plant and equipment and other assets	(597)	(849)

Net cash (used in) investing activities	(674)	(367)

Cash flows from (used in) financing activities:
Principal payments on borrowings	(344)	(1,449)
Borrowings on line of credit	—	1,632
Proceeds from stock options and employee stock purchases plan exercises	—	838

Net cash provided by (used in) financing activities	(344)	1,021

Effect of foreign exchange rate changes on cash	12	(356)

Net (decrease) in cash and cash equivalents	(310)	(649)
Cash and cash equivalents, beginning of year	1,998	3,362

Cash and cash equivalents, end of period	$1,688	$2,713

Supplemental cash flow disclosures:
Cash paid for interest	$208	$376
Cash paid for income taxes	$50	$9

See accompanying notes to condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

Note 1—Interim Period Reporting and Basis of Presentation:

        While the information presented in the accompanying condensed consolidated financial statements is unaudited, it includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the Company's financial position and results of operations, changes in financial position as of the dates and for the periods indicated.

        Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

        The Company has prepared its consolidated financial statements assuming the Company will continue as a going concern and meet its obligations as they become due. The Company has incurred a net loss in the first quarter of 2003, and expect to incur net losses through all of 2003. The Company's current credit agreement expires in June 2003 and the Company is in discussions with potential lenders regarding establishing a new credit facility. The Company cannot provide any assurance that alternative sources of financing will be available at all or on terms acceptable to it. These factors together with the Company's working capital position and its significant debt service and other contractual obligations at March 30, 2003, raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain additional financing sources, it may be unable to satisfactorily meet all of its cash commitments required to fully implement its business plans.

        In December 2002, the Company restructured its operations to reduce its cost structure by reducing the Company's work force in Palo Alto and vacating excess facilities after consolidating its operations in Palo Alto. These actions are expected to help improve the Company's operating results in 2003 but will continue to impact its operating cash flows until the Company's lease commitments for the excess facilities expire in December 2004.

        The Company uses a 52-week fiscal year ending on December 31. The quarters ended March 30, 2003 and March 31, 2002 each included 13 weeks.

Note 2—Balance Sheet:

Restricted cash

        Restricted cash consists of the unexpended portion of grants received from the Saxony government in Germany to co-finance the costs of the construction of the Company's Dresden facility. In the event the Company fails to meet certain conditions related to the grants, the Saxony government has the right to demand repayment of the grants. (See Note 6.)

Inventories

        Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of sales. At March 30, 2003 and March 31, 2002, inventories consisted of the following:

Inventories	March 30, 2003	March 31, 2002
Raw Materials	$3,220	$3,033
Work-in-process	3,467	3,279
Finished goods	1,168	741

Total inventories	$7,855	$7,053

Government grants advanced and investment allowances

        Government grants advanced and investment allowances consist of monies received from the Saxony government in Germany by the Company. Upon approval and receipt of the grants and investment allowances from the Saxony government, the funds are applied as a reduction of the costs of the Dresden facility. In the event the Company fails to meet certain conditions related to the grants and investment allowances, the Saxony government has the right to reclaim the grants and allowances. (See Note 6.)

Note 3—Net Income (Loss) Per Share:

        Basic net income (loss) per share is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share uses the average of the closing prices of the common stock during the period. For the period ended March 31, 2002, giving effect to dilutive stock options of 945 shares, the weighted average shares were 9,277 shares of common stock included in dilutive earnings per share, and 8,417 shares of common stock included in basic earnings per share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents in the periods where there is net income is attributable to the effect of dilutive stock options. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would not be dilutive. Accordingly, for the quarter ended March 30, 2003, there was no difference between the denominators used for calculation of basic and diluted net income (loss) per share, and the number of shares used in the calculation was 12,527.

NOTE 4—LINE OF CREDIT

        The Company has a $10 million receivable financing line of credit with a financial institution that expires on June 30, 2003. Availability under the line of credit is based upon 80% of the eligible accounts receivable balances and bears a finance fee of 0.88% per month of the average daily accounts receivable against which the Company is borrowing during the month. In connection with the line of credit, the Company granted to the bank a lien upon and security interest in, and right of set off with respect to all of the Company's interest in all accounts receivable, inventory, monies, remittances and fixed assets. As of March 30, 2003, the Company had approximately $6.9 million of availability under the line of credit but had no borrowings outstanding.

NOTE 5—TERM DEBT

        The Company's term debt consists of the following:

Description	Rate		Balance at March 30, 2003	Remaining Due in 2003
Term debt:
Japanese bank loan guaranteed by Teijin	3.14	%(1)	2,500	$2,500
German bank loan dated May 12, 1999	6.13	%(2)	2,507	279
German bank loan dated May 28, 1999	7.10	%(3)	2,790	66
German bank loan dated May 28, 1999	3.75%		1,089	311
German bank loan dated July 25, 2000	7.15	%(4)	1,926	193
German bank loan dated August 14, 1999 (due June 30, 2009)	5.75%		1,838	—
German bank loan dated June 29, 2000	5.75%		186	139
German bank loan dated July 10, 2000	7.10%		186	139
German bank loan dated December 18, 2000	7.50%		164	70
German bank loan dated December 19, 2000	7.50%		149	65
Other equipment financings			97	67

Total term debt			13,432	3,829
Capital leases:
Sales-leaseback dated July 19, 1999	13.00%		2,321	2,321
Sales-leaseback dated October 19, 1999	13.00%		946	946

Total capital leases			3,267	3,267

Total term debt and capital leases			16,699	$7,096

Less current portion			7,391

Term debt, non current			$9,308

(1)
The interest rate is reset semi-annually at LIBOR plus 1.0%. As of March 30, 2003, the interest rate on this loan was 3.14%.

(2)
Interest rate will be reset to the then prevailing market rate in 2004.

(3)
Interest rate will be reset to the then prevailing market rate in 2009.

(4)
Interest rate will be reset to the then prevailing interest rate in 2005.

        The Japanese bank loan, dated May 6, 1997, is guaranteed by Teijin Limited (Teijin), a Japanese company. Teijin is a stockholder of and supplier of substrate materials to the Company. In consideration of the guarantee, Teijin also received warrants in 1997 to purchase 158,000 shares of Southwall's common stock at $9 per share. These warrants were not exercised and expired on May 30, 2000. The Teijin guarantee is collateralized by certain equipment located in Southwall's Tempe manufacturing facility and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi-annually at LIBOR plus 1.0%, (3.16% at March 31, 2002, and 3.14% at March 30, 2003). The Company is also subject to certain financial covenants under the guarantee. The Company pays Teijin semi-annually a loan guarantee service fee equal to 0.5625% of the outstanding balance. The loan requires semi-annual payments of interest only during the first four years, followed by semi-annual installments of principal plus interest, beginning in May 2001, for the remaining three and one half year term. At December 31, 2002, the Company was not in compliance with certain of the financial covenants with Teijin pertaining to this promissory note. Southwall has received a waiver from Teijin and the Japanese bank of any defaults that may exist through and including September 30, 2003 arising out of its failure to comply with the financial covenants of the guarantee agreement relating to minimum quick ratio, tangible net worth and maximum debt/tangible net worth. The waiver was conditioned on the Company's agreement to prepay $2.5 million of the debt from the proceeds of its public offering. The Company paid $2.5 million, in addition to the scheduled principal payment of $1.25 million, on November 6, 2002. All payments due on the loan have been paid when due. The Company has classified the remaining outstanding balance of $2.5 million as current debt on the balance sheet at March 30, 2003.

        During 1999, Southwall entered into two sale-leaseback agreements under a master equipment sale-leaseback agreement with a leasing company ("lessor"). Because the Company has an option to purchase the equipment at a price to be determined between Southwall and the lessor at the end of the lease periods, the sale-leaseback agreements have been treated as financing leases. One lease has a lease term of three years and the other lease has an initial lease term of two years with an option to extend it for an additional year. At March 30, 2003, the Company had a total of $3.3 million outstanding and due under these leases. The leased equipment and certain other production equipment owned by the Company collateralize the sale-leaseback agreements. The effective interest rate of both is approximately 13% per annum and the leases are repayable over the lease term commencing in May 2000. The Company is in dispute with the lessor over interpretation of certain terms of the lease agreement and has withheld lease payments due since March 2001. The lessor has notified the Company that it considers the Company to be in default and in January 2002 drew down on a letter of credit in the amount of $0.5 million that collateralized the Company's obligations. In May, 2002, a suit was filed against the Company demanding payment of unpaid lease payments and alleged residual values (See Note 8.). The Company classified the $3.3 million due under the leases, net of a $1.0 million holdback not funded by the lessor, as a current liability in the accompanying balance sheet at March 30, 2003.

        On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to €3.1 million ($3.3 million). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in euros after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum for the first five years, and will be revised to the prevailing rate at the end of the fifth year. Of the $2.5 million in borrowings outstanding under this bank loan at March 30, 2003, $2.1 million was classified as noncurrent in the accompanying balance sheet.

        On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds were made available in three tranches, and were used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at March 30, 2003. The Company is current with respect to all principal and interest payments due under the loan agreement. Under the first tranche, the Company borrowed €2.5 million ($2.8 million) for a term of twenty years beginning on May 28, 1999. The principal is repayable in euros beginning after ten years in ten equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years, after which time the rate will be adjusted to a current prevailing rate. Of the $2.8 million in borrowings outstanding under this first tranche at March 30, 2003, $2.8 million was classified as noncurrent in the accompanying balance sheet. Under the second tranche, the Company borrowed €1.7 million ($1.9 million) for a term of seven years beginning May 28, 1999. The principal is repayable after one year in twelve equal semi-annual payments. The loan bears fixed interest at 3.75% per annum for the period of seven years. At March 30, 2003, the amount outstanding under this second tranche was $1.1 million, $0.8 million of which was classified as a noncurrent liability in the accompanying balance sheet. Under the third tranche, the Company borrowed €2.1 million ($2.3 million) for a term of ten years beginning on July 25, 2000. The principal is repayable after one year in thirty-six equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the first five years, after which time the rate will be adjusted to a current prevailing market rate. At March 30, 2003, the amount outstanding under the third tranche was $1.9 million, of which $1.7 million was classified as noncurrent in the accompanying balance sheet.

        On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to €1.7 million ($1.8 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in euros. Fifty percent of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Restricted Loan Proceeds" in the accompanying balance sheet. The amount due under this bank loan at March 30, 2003 was $1.8 million, which was classified as noncurrent in the accompanying balance sheet.

        On June 29, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to €0.5 million ($0.6 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 5.8% per annum. The interest is payable quarterly in euros. The agreement contains various covenants with which the Company was in compliance at March 30, 2003. The amount due under this bank loan was $0.2 million at March 30, 2003, all of which was classified as current in the accompanying balance sheet.

        On July 10, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to €0.5 million ($0.6 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 7.10% per annum. The interest is payable quarterly in euros. The amount due under this bank loan was $0.2 million at March 30, 2003, all of which was classified as current in the accompanying balance sheet.

        On December 18, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to €0.3 million ($0.3 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in nine quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in euros. At March 30, 2003, the amount outstanding under this bank loan was $0.2 million, of which $0.1 million was classified as noncurrent in the accompanying balance sheet.

        On December 19, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to €0.3 million ($0.3 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in euros. At March 30, 2003, the amount outstanding under this bank loan was $0.1 million, all of which was classified as noncurrent in the accompanying balance sheet.

        The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary. The dollar equivalent value for the preceding German bank loans has been calculated using the euro exchange rate as of March 30, 2003.

        On September 21, 2001, the Company entered into a note payable agreement with the manufacturer of one of the Company's production machines, PM 7, located at the Company's Tempe facility, for the remaining balance of $0.96 million owed on the machine. The first installment on the note was paid on September 26, 2001 in the amount of $0.14 million. The remaining balance of the note was paid in 16 monthly installments, with the final payment made in March 2003.

        Other term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

        Scheduled principal reductions of term debt for the next five years and thereafter, are as follows:

Year	Amount
2003	$7,096
2004	1,241
2005	939
2006	784
2007	628
Thereafter	6,011

Total	$16,699

        The Company incurred total interest expense of $0.3 million and $0.5 million in first quarter of 2003 and 2002, respectively. The Company did not capitalize any portion of these amounts as part of the costs related to the construction of new production machines and facilities.

NOTE 6—GOVERNMENT GRANTS AND INVESTMENT ALLOWANCES

        The Company has an agreement to receive cash grant awards (the "Grant"), which was approved by the Saxony government in May 1999. As of March 30, 2003, the Company had received approximately €5.6 million ($4.7 million) under this Grant and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden manufacturing facility. Additionally, as of March 30, 2003, the Company has a balance of unused funds remaining from the government grants received in May 1999 of €0.6 million ($0.6 million) which has been recorded as an advance and held as restricted cash until the Company receives approval from the Saxony government to apply the funds to reduce its capital expenditures.

        After giving effect to an amendment of the terms of the Grant in 2002, the Grant is subject to the following requirements:

  (a)
  The Grant was earmarked to co-finance the costs of the construction of a facility to manufacture XIR® film for the automotive glass industry;

  (b)
  The construction period for the project is from March 15, 1999 to June 30, 2006;

  (c)
  The total investment during the construction period should be at least €47.0 million ($39.2 million); and

  (d)
  The project must create at least 143 permanent jobs and 7 apprenticeships by June 30, 2006.

        If the Company fails to meet the above requirements, the Saxony government has the right to demand repayment of the Grant.

        In addition to the Grant, the Company is eligible for cash investment allowances from the Saxony government based on the total projected capital investment by the Company in its Dresden facility of €47.0 million ($39.2 million). The investment allowances are also subject to European Union regulatory approval. During 2000, the Company received €1.2 million ($1.0 million) in investment allowances from the Saxony government, which proceeds were applied to reduce the capitalized construction cost of the Dresden facility. The Company received an additional €2.5 million ($2.1 million) in investment allowances from the Saxony government in 2001, which proceeds were applied to reduce the capitalized construction cost of the Dresden facility. The Company received approximately €1.2 million ($1.0 million) in investment allowances in the second quarter of 2002, which were also applied to reduce the capitalized construction cost of the Dresden facility. These investment allowances are subject to the following requirements:

  (a)
  The movable and immovable assets, the acquisition costs of which are taken into account in determining the investment allowance, shall be employed within the subsidized territory for a period of at least five years following the acquisition or production of such assets; and

  (b)
  The movable assets, the acquisition costs of which are taken into account in determining the increased investment allowance, shall remain in a business that is engaged in the processing industry, or in a similar production industry, for a period of at least five years following the acquisition or production of such assets.

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

	March 30, 2003	March 31, 2002
Automotive glass	$6,057	$7,003
Electronic display	6,602	7,925
Architectural	2,562	4,341

Total net revenues	$15,221	$19,269

        The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the first quarter of 2003 and 2002, respectively:

	March 30, 2003	March 31, 2002
United States	$1,514	$2,710
Japan	5,823	7,600
France	3,075	4,034
Pacific Rim	2,136	1,856
Rest of world	810	1,549
Germany	1,863	1,520

Total net revenues	$15,221	$19,269

        The Company's four largest customers accounted for net revenues equal to the following percentages of the Company's total net revenue for the first quarter of 2003 and 2002, respectively:

Customer	March 30, 2003	March 31, 2002
A	25.1%	17.6%
B	18.4%	15.2%
C	11.6%	21.2%
D	11.1%	7.5%

Total	66.2%	61.5%

Note 8—CONTINGENCIES:

        In July 2002, the Company was served with a complaint in a lawsuit captioned "Hurricane Glass v. Southwall Technologies Inc. and V-Kool, Inc." filed in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The complaint alleges that Hurricane was a distributor of the Company's "Solis" product, that Hurricane's customers experienced various problems and failures with the product and that, as a result, Hurricane was required to perform repairs and replacements under its warranty provisions. The complaint alleges approximately $440,000 in damages against both defendants. The Company believes the claims to be without merit and intends to defend the action vigorously. Management believes the ultimate resolution of the matter will not have a material effect on results of operations, cash flows and financial position.

        The Company has been named as a defendant, along with Bostik, Inc., in an action entitled "WASCO Products, Inc. v. Southwall Technologies Inc. and Bostik, Inc.", Civ. Action No. C 02-2926 CRB, which was filed in Federal District Court for the Northern District of California on June 18, 2002. The Company was served with the complaint in this matter on July 1, 2002. The plaintiff has filed the matter as a purported class action on behalf of all entities and individuals in the United States who manufactured and/or sold and warranted the service life of insulated glass units manufactured between 1989 and 1999 which contained the Company's Heat Mirror film, and were sealed with a specific type of sealant manufactured by the co-defendant. The plaintiff alleges that the sealant provided by the co-defendant was defective, resulting in elevated warranty replacement claims and costs, and asserts claims against the Company for breach of an implied warranty of fitness, misrepresentation, fraudulent concealment, negligence, negligent interference with prospective economic advantage, breach of contract, unfair business practices and false or misleading business practices. The plaintiff seeks recovery of $100 million for damages on behalf of the class allegedly resulting from elevated warranty replacement claims, restitution, injunctive relief, and non-specified compensation for lost profits. The Company believes all of the claims to be without merit and intends to defend the action vigorously. Toward that end, the Company has filed a Motion to Dismiss and has filed an Opposition to Class Certification. Those motions have not yet been decided. The Company has tendered the defense of this matter to its insurers, who have agreed to pay a percentage of the Company's defense costs under reservation of rights. The Company believes they are also obligated to pay any resulting settlement or judgment. The action is in the early stages, thus an estimate of the Company's loss exposure cannot be made.

        The Company is a defendant in an action entitled "Portfolio Financial Servicing Company v. Southwall Technologies Inc.," which was filed in state court in Utah on May 22, 2002. This action arises out of sale-leaseback agreements, which the Company entered into with an entity formerly known as Matrix Funding Corporation, or Matrix, in 1999 in connection with the acquisition of two of the Company's production machines. Matrix thereafter filed bankruptcy proceedings. Plaintiffs in the action are Bank of America, which alleges that it is the successor in interest to Matrix, and Portfolio Financial Servicing Company which claims to be an agent of the successor to Matrix. The plaintiffs demand payment of $6,468,534, which they allege constitute unpaid lease payments, plus the alleged residual value of the equipment, less monies that Matrix owes to Southwall. The action currently is in the discovery phase. The Company intends to defend the action vigorously. The action is in its early stages of discovery and the Company is not able to estimate the probability of an adverse outcome; accordingly, no additional amounts have been accrued beyond the approximately $3.3 million of the current portion of capital lease obligations due to uncertainty surrounding the potential additional exposure.

        The Company is a defendant in an action filed on April 5, 1996 entitled "Four Seasons Solar Products Corp. vs. Black & Decker Corp., Bostik, Inc. and Southwall Technologies Inc.," No. 5 CV1695, pending in the United States District Court for the Eastern District of New York. Plaintiff is a manufacturer of insulated glass units, which incorporate the Company's Heat Mirror film. Plaintiff alleges that a sealant provided by the co-defendant is defective, asserts causes of action for breach of contract, unfair competition, and fraudulent concealment, and seeks monetary damages of approximately $36 million for past and future replacement costs, loss of customer goodwill, and punitive damages against all defendants. The Court has dismissed the unfair competition and fraudulent concealment claims against the Company. By order dated April 8, 2003 the Court dismissed the remaining claim for breach of contract and ordered that judgment be entered for Southwall. Plaintiff's time to file an appeal runs until May 12, 2003.

        The insurance carriers in some of the litigation related to alleged product failures and defects in window products manufactured by others in which the Company was a defendant paid the defense and settlement costs related to such litigation. Those insurance carriers reserved their rights and have expressed their intent to proceed against the Company to recover a portion or all of such payments. As a result, those insurance carriers could seek from the Company up to an aggregate of $12.9 million plus defense costs, although any such recovery would be restricted to claims that were not covered by the Company's insurance policies. The Company intends to vigorously defend any attempts by these insurance carriers to seek reimbursement. The Company is not able to estimate the likelihood that these insurance carriers will seek to recover any such payments, the amount, if any, they might seek, or the outcome of such attempts.

        In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, the Company's consolidated financial position, results of operations or cash flows.

Note 9—STOCK-BASED COMPENSATION:

        Southwall has stock option plans that reserve shares of its common stock for issuance to employees, officers, directors and consultants. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for grants at fair market value. Southwall adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation cost for the Company's stock option plans and stock purchase plans been determined based on the fair value at the grant date for awards granted in the first quarter of 2003 and 2002 consistent with the provisions of SFAS No. 123 and 148, net income

(loss) and net income (loss) per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended,
	March 30, 2003	March 31, 2002
Net income (loss)
As reported	$(1,659)	$1,181
Stock compensation expense, net of tax	(232)	(270)

Pro forma	$(1,891)	$911
Net income (loss) per share:
As reported—basic	$(0.13)	$0.14
Pro forma—basic	$(0.15)	$0.11
As reported—diluted	$(0.13)	$0.13
Pro forma—diluted	$(0.15)	$0.10

        There were 2,016,000 options outstanding during the first quarter of 2003, which were excluded from the diluted net loss per share calculations as reported because they were anti-dilutive in view of the losses incurred by the Company in that period.

        For the stock option plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for the multiple option approach. The following weighted average assumptions were used for grants in the first quarter of 2003 and 2002: Expected volatility of 96% in both the first quarter of 2003 and 2002; risk-free interest rate of 2.4% and 4.1% in the first quarter of 2003 and 2002, respectively; and expected lives from vesting date of 2.95 and 4.00 years in the first quarter of 2003 and 2002, respectively. Southwall has not paid dividends and assumed no dividend yield. The weighted average fair value of stock options granted in the first quarter of 2002 was $8.00. The Company granted 259,279 options during the first quarter of 2003.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors" and in our Annual Report on Form 10-K for the year ended December 31, 2002. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

Overview

        We are a global developer, manufacturer and marketer of thin film coatings for the automotive glass, electronic display and architectural markets. We have developed a variety of products that control sunlight in automotive glass, reduce light reflection and improve image quality in electronic display products and conserve energy in architectural products. Our products consist of transparent solar-control films for automotive glass; anti-reflective films for computer screens, including flat panel displays, and plasma displays; and transparent conductive films for use in touch screen and liquid crystal displays; energy control films for architectural glass; and various other coatings.

        From our founding in 1979 through the early 1990s, we developed and produced thin film coated substances primarily for residential and commercial building applications, and for military applications. In the early 1990s, we began to develop products for the automotive and electronic display markets. In 1996, we realized our first material revenue from the automotive and electronic display markets. In 2002, automotive glass products accounted for approximately 37% of our revenues, electronic display products accounted for approximately 39% of our revenues, and architectural products accounted for approximately 24% of our revenues. In the first quarter of 2003, approximately 40% of our revenues came from the automotive glass market, approximately 43% of our revenues came from the electronic display market, and approximately 17% of our revenues came from the architectural products market. Revenues from international customers accounted for 85%, 87%, 85% and 90% of our net revenues in 2000, 2001, 2002, and the first quarter of 2003 respectively.

Historical Factors Affecting Our Financial Condition and Results of Operations

        As described in more detail below, our financial condition and results of operations are affected by a number of factors, including our financing arrangements, expansion of our manufacturing capacity, demand for our customers' products, the mix of products that we sell, our relationships with customers and suppliers, product warranty claims, fluctuations in our selling, general and administrative expenses, and restructuring costs. Over the past several years, these factors have contributed to volatility in our results of operations and cash flows and have significantly affected our financial position.

        Our financing arrangements.    We incurred net losses from operating activities in 1998, 1999, 2000, 2002 and the first quarter of 2003. As a result of these net losses, together with the restatement in 2000 of our financial statements for prior periods and the suspension of trading of our common stock on NASDAQ in 2000, we were in default, as of December 31, 2000, under our German bank loans, our sale-leaseback agreements and our Japanese bank loan and the guarantee by Teijin of that loan. As a result, we reclassified all of the debt under those arrangements as current liabilities as of December 31, 2000. Accordingly, there was substantial doubt about our ability to continue as a going concern at December 31, 2000.

        As of December 31, 2001, December 31, 2002, and March 30, 2003, we had made all principal and interest payments, that were required to be made through those dates under our German bank loans and our Japanese bank loan guaranteed by Teijin. At March 30, 2003 we were in default with the financial covenants under the Teijin guarantee. However, we have received waivers from Teijin and the Japanese bank of such defaults for all periods through September 30, 2003. Because the entire remaining balance under the Japanese bank loan is due in 2003 in accordance with the scheduled maturity, the entire balance of $2.5 million has been classified as a current liability at March 30, 2003. We are in compliance with all of the covenants of the German bank loans, and we have classified $9.3 million outstanding under the German bank loans as a long-term liability at March 30, 2003.

        During 1999, we entered into a sale-leaseback agreement for two of our production machines with an equipment leasing company. The leasing company has filed bankruptcy proceedings. Because we have an option to purchase the machines at the end of the lease periods, we treat these sale-leaseback arrangements as financings. During 2001, a dispute arose between us and an agent purporting to act on behalf of the leasing company. The agent filed suit against us in 2002 to recover the unpaid lease payments and alleged residual value of the machines. As a result, we have classified $3.3 million as short-term liabilities ($4.3 million outstanding under the sale-leaseback agreement, less $1.0 million of the amounts due from the leasing company that was not funded).

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

        Our customer and supplier relationships.    We derive significant benefits from our relationships with a few large customers and suppliers. Our revenues and gross profit can increase or decrease rapidly reflecting underlying demand for the products of one or a small number of our customers. In addition, a customer relationship may become unprofitable for a variety of reasons such as a reduction in our selling price. We may also be unable to replace a customer when a relationship ends or demand for our product declines as a result of evolution of our customer's products. In 1999, we began our relationship with Mitsubishi Electric Company, or Mitsubishi, which accounted for 21% and 18% of our total revenues in 2001 and 2002, respectively. In 1999, we expanded our relationship with customers in the automotive glass market, including Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 46% of our total revenues in 2001 and 37% in 2002.

        In addition, Teijin, one of our suppliers, has guaranteed our loan from a Japanese bank in the original principal amount of $10.0 million, the proceeds of which we used to fund capital expenditures. Teijin and Globamatrix are investors in us, over time having purchased a total of 1.1 million shares of our common stock and, as of March 30, 2003, continue to hold approximately 1.1 million shares, or approximately 9% of the outstanding stock. In addition, to assist us with our short-term liquidity needs, some of our key vendors, such as Teijin and Lintec Inc. have, from time to time, extended the amount of time in which we are required to repay amounts owed to them.

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

Three Months Ended March 30, 2003 compared with Three Months Ended March 31, 2002

        Net revenues.    Our net revenues decreased $4.1 million, or 21.2%, from $19.3 million for the first quarter of 2002 to $15.2 million for the first quarter of 2003. Sales to the automotive market decreased by $0.9 million, or 13.5%, from $7.0 million in the first quarter of 2002 to $6.1 million in the first quarter of 2003. The decline in automotive sales was primarily due to lower unit sales volume. We believe the decline was due to lower sales volume as a result of increased competition from coated glass manufacturers, which we feel has adversely affected revenues from our automotive customers. Sales to the electronic display market decreased by $1.3 million, or 16.7%, from $7.9 million in the first quarter of 2002 to $6.6 million in the first quarter of 2003. The decrease in our revenue from cathode ray tube, or CRT, film products was primarily due to lower selling prices, which we believe is a result of the decline of CRT technology as the primary technology used in computer monitors. The decrease in our revenue from CRT film products was partially offset by increased sales of our reflective film products used in liquid crystal displays, or LCDs, which provide backlighting for laptop computers, and our plasma display film product, or PDP, which provides electronic and infrared shielding for the PDP market. Our sales to the architectural market decreased $1.7 million, or 41.0%, from $4.3 million in the first quarter of 2002 to $2.6 million in the first quarter of 2003. The decrease was primarily attributable to a reduction in orders of our Heat Mirror® product from several architectural customers. As a result of the proceeding factors, we do not anticipate quarterly revenue for the remainder of 2003 to exceed the results achieved in the first quarter of 2003.

        Cost of sales.    Cost of sales consists primarily of materials and subcontractor services, labor and manufacturing overhead. Cost of sales decreased $0.2 million, or 1.6%, from $12.4 million in the first quarter of 2002, to $12.2 million in the first quarter of 2003. The higher manufacturing costs in the first quarter of 2002 were primarily due to higher cost of materials and outside processing costs. Cost of sales as a percentage of net revenue increased from 64.3% in the first quarter of 2002, to 80.3% for the same period in 2003. Facility costs, depreciation expense and labor costs comprise the majority of our manufacturing expenses. These costs are relatively fixed and do not fluctuate proportionately with net revenues. As a result of these fixed costs, the increase in cost of sales as a percentage of revenue was primarily the result of lower revenues in the first quarter of 2003 as compared to the same period last year.

        Gross profit and gross margin.    Our gross profit decreased $3.9 million, or 56.5%, from $6.9 million in the first quarter of 2002, to $3.0 million in the first quarter of 2003. Our gross margin declined from 35.8% in the first quarter of 2002, to 19.7% in the first quarter of 2003. The decreases in gross profit and gross margin in the 2003 period from the 2002 period were due to decreased revenues and relatively fixed manufacturing expenses.

Operating Expenses

          Research and development.    Research and development spending decreased $0.1 million, or 5.6%, from $1.8 million in the first quarter of 2002, to $1.7 million in the first quarter of 2003. Research and development expenses increased from 9.3% of net revenues in the first quarter of 2002, to 11.2% of net revenues in the first quarter of 2003. The decrease in our research and development spending during the first quarter of 2003 was primarily attributable to lower labor and occupancy costs, which were partially offset by an increase in materials that were used in on-going research and development activities.

          Selling, general and administrative.    Selling, general and administrative expenses decreased $0.8 million, or 21.6%, from $3.7 million in the first quarter of 2002, to $2.9 million in the first quarter of 2003. The reduction in expense was primarily the result of lower employment compensation costs, lower legal fees and decreased bad debt expense, partially offset by increased travel and consulting costs. Selling, general and administrative expenses, as a percentage of revenue, decreased from 19.2% in the first quarter of 2002, to 19.1% in the first quarter of 2003.

          Restructuring.    We incurred restructuring costs of $2.6 million in December 2002 as a result of management's decision to reduce our workforce, consolidate our Palo Alto facilities and shift a greater percentage of our operations to our Tempe and Dresden manufacturing facilities. The restructuring charges primarily reflected severance packages of $0.4 million, and the recognition of the remaining lease expense in the amount of $2.2 million associated with certain buildings that we are in the process of vacating in 2003. During the first quarter of 2003, we reduced the restructuring accrual by $0.1 million as a result of changes to severance packages of certain employees, which had been granted when the restructuring activity was publicly announced in the fourth quarter of 2002.

        Income (loss) from operations.    Income from operations decreased $2.7 million from $1.3 million in the first quarter of 2002, to a loss of $1.4 million for the same period in 2003. The decline was due to lower revenues and relatively fixed manufacturing expenses, which was partially offset by lower research, selling, general and administrative expenses.

        Interest expense.    Interest expense decreased $0.2 million, or 40.0%, from $0.5 million in the first quarter of 2002, to $0.3 million in the first quarter of 2003. The reduction in interest expense was primarily attributable to having no outstanding borrowings on our line of credit during the first quarter of 2003, compared with the first quarter of 2002. Our interest expense for the first quarter 2003 was also affected by a reduction of our total outstanding term debt by $4.7 million from $21.4 million at March 31, 2002, to $16.7 million at March 30, 2003.

        Other income (loss), net.    Other income (loss), net includes interest income and foreign exchange transaction gains and losses. Other income decreased $0.3 million from $0.4 million in the first quarter of 2002, to $0.1 million in the first quarter of 2003. The decrease in other income was primarily attributable to lower sublessee income and foreign currency losses. Some of our transactions with foreign suppliers are denominated in foreign currencies, principally the Japanese yen, and revenue from certain customers is denominated in euros. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.

        Income (loss) before provision for income taxes.    We recorded a pre-tax profit of $1.2 million in the first quarter of 2002, compared to a pre-tax loss of $1.6 million in the first quarter of 2003. The decline in the 2003 period from the 2002 period was due to lower revenues and relatively fixed manufacturing expenses, which was partially offset by lower research; selling, general, and administrative; and interest expense.

        Income taxes.    We were able to use an operating loss carry-forward to offset fully federal income taxes incurred during the first quarter of 2003.

Liquidity and Capital Resources

Liquidity:

        Our cash and cash equivalents decreased by $0.3 million from $2.0 million at December 31, 2002, to $1.7 million at March 30, 2003. Cash provided by operating activities was $0.7 million for the first quarter of 2003 was primarily the result of non-cash depreciation and amortization changes offsetting the net loss. We used $0.7 million from investing activities during the three months ended March 30, 2003, of which $0.6 million was used for capital expenditures during the quarter. We used $0.3 million from financing activities during the first quarter of 2003 to repay debt.

        We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of March 30, 2003, we had received $4.7 million of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets of our Dresden manufacturing facility. If we fail to meet certain requirements in connection with these grants, the Saxony government has the right to demand repayment of the grants. (See Note 6.) Through 2002, we also received $4.1 million in investment allowances, which are reimbursements for capital expenditures, from the Saxony government and those proceeds were also applied to reduce the cost of our fixed assets of our Dresden manufacturing facility. We expect to receive approximately $1.0 million in investment allowances in 2003, based on investments made during 2002. The funds received have been applied to reduce the cost of our fixed assets of our Dresden manufacturing facility. Additionally, we have received $0.6 million of Saxony government grants that as of March 30, 2003 were recorded as an advance until we earn the grant through future expenditures. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek total investment grants and allowances for any year in excess of 33% of our eligible capital expenditures for that year. We expect to continue to finance a portion of our capital expenditures in Dresden with additional grants from the Saxony government and additional loans from German banks, some of which may be guaranteed by the Saxony government. However, we cannot guarantee that we will be eligible for or will receive additional grants in the future from the Saxony government. Under the terms of our grant agreement with the Saxony government, we are required to meet investment and hiring targets by June 30, 2006. If we fail to meet those targets, the

Saxony government is permitted to require us to repay all grants and investment allowances previously received by us from the Saxony government.

Borrowing arrangements:

        Our borrowing arrangements as of March 30, 2003, are described in Note 4 and Note 5 to the condensed consolidated financial statements.

        At December 31, 2001 and 2002, we were not in compliance with certain of the covenants of the guarantee by Teijin of the Japanese bank loan. Teijin and the Japanese bank waived the defaults under Teijin's guarantee of the loan that may exist for any measurement period through and including September 30, 2003 arising out of our failure to comply with the minimum quick ratio, tangible net worth and maximum debt/tangible net worth covenants. The waiver was conditioned on our agreement to prepay $2.5 million of the debt out of the proceeds of our follow-on public offering, which prepayment of $2.5 million along with a scheduled principal payment of $1.25 million was made on November 6, 2002. Under the terms of the loan agreement, the remaining balance of $2.5 million outstanding under this loan at March 30, 2003 is due on May 6, 2003 and November 6, 2003. Accordingly, we have classified it as current.

        We are in compliance with all of the covenants of the German bank loans, and we have classified $9.3 million outstanding under the German bank loans as a long-term liability at March 30, 2003.

        We are in default under a master sale-leaseback agreement with respect to two of our production machines. We have withheld lease payments in connection with a dispute with the leasing company. An agent purporting to act on behalf of the leasing company has recently filed suit against us to recover the unpaid lease payments and the alleged residual value of the machines, totalling $6.5 million in the aggregate. The leasing company holds a security interest in the production machines and may be able to repossess them. As a result, we have classified all $3.3 million outstanding under those agreements as short-term capital lease liabilities as of March 30, 2003.

Capital expenditures

        We anticipate spending approximately $4.0 million in capital expenditures in 2003, approximately $1.2 million of which will consist of progress payments for a production machine (PM 10) in Dresden, approximately $1.5 million of which will be used to install a new enterprise resource planning system, and approximately $1.3 million of which will be used to maintain and upgrade our production facilities in Palo Alto and Tempe. For the first three months of 2003, we incurred $0.6 million in capital expenditures, compared to $0.9 million in capital expenditures for the same period in 2002.

Financing needs

        We have prepared our consolidated financial statements assuming we will continue as a going concern and meet our obligations as they become due. We incurred a net loss in the first quarter of 2003, and expect to incur net losses through all of 2003. These factors together with our working capital position and our significant debt service and other contractual obligations at March 30, 2003, raise substantial doubt about our ability to continue as a going concern. Our current credit agreement expires in June 2003 and we are in discussions with potential lenders regarding establishing a new credit facility. We cannot provide any assurance that alternative sources of financing will be available at all or on terms acceptable to us. If we are unable to obtain additional financing sources, we may be unable to satisfactorily meet all our cash commitments required to fully implement our business plans.

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

        Financing risk:    Our exposure to market rate risk for changes in interest rates relates primarily to our term loan, specifically our loan from Sanwa Bank, which is tied to the London Interbank Offered Rate, and our line of credit which bears a finance fee equal to 0.88% per month of the average daily balance of the accounts receivable against which we have borrowed. In addition, the interest rate on one of our German loans will be reset to the prevailing market rate in 2004 and on another of our German loans will be reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our loan from Sanwa Bank would have had an effect of less than $2,000 on our interest expense for the first quarter of 2003. The effect of interest rate fluctuations during the first quarter of 2003 was not material.

        Investment risk:    We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any floating rate securities would have had an adverse effect of less than $15,000 for the first three months of 2003.

        Foreign currency risk:    International revenues (defined as sales to customers located outside of the United States) accounted for approximately 90% of our total sales in the first three months of 2003. Of this amount, approximately 32% was denominated in euros relating to sales from our Dresden operation. The other 68% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the euro exchange rate would have had an effect of less than $0.5 million on net revenues for the first quarter of 2003 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been less than $0.5 million for the first quarter of 2003.

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

        We have prepared our consolidated financial statements assuming we will continue as a going concern and meet our obligations as they become due. We incurred a net loss and negative cash flows from operations in 2002 and the first quarter of 2003 and expect to incur net losses through the rest of 2003. Our current credit agreement expires in June 2003 and we are in discussions with potential lenders regarding establishing a new credit facility. These factors together with our working capital position and our significant debt service and other contractual obligations at March 30, 2003, raise substantial doubt about our ability to continue as a going concern without restoring profitable operations, generating cash flow from operating activities and obtaining additional financing. These and other factors related to our business during recent years, including the restatement in 2000 of our financial statements for prior periods, operating losses in 1998, 1999, 2000, 2002, and the first quarter of 2003, our past failure to comply with covenants in our financing agreements and suspension of trading of our common stock on NASDAQ in 2000 may make it difficult for us to secure additional borrowings on favorable terms or at all. We intend to seek additional borrowings, or alternative sources of financing and difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures, ability to comply with the terms of government grants and future growth.

Covenants or defaults under our credit agreements may prevent us from borrowing or force us to curtail our operations.

        As of March 30, 2003, we had total outstanding obligations under our credit agreements of $16.7 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that will require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

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

        Approximately 15% and 29% of our revenues in 2002 and the first quarter of 2003, respectively, were denominated in euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. As a result, our operating results and cash flows may vary due to fluctuations of the euro against the dollar. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily yen.

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

        Our ten largest customers accounted for approximately 85%, 85%, 84% and 86% of net sales in 2000, 2001, 2002, and the first quarter of 2003 respectively. We have contracts extending past 2003 with only three of these customers. We expect to continue to derive a significant portion of our net sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology—direct-to-glass sputtering—as an alternative to our window films, which in 2002 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

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

        The market for each of our products is intensely competitive and we expect competition to increase in the future. Competitors vary in size and in the scope and breadth of the products they offer. We compete both with companies using technology similar to ours and companies using other technologies or developing improved technologies. Direct-to-glass sputtering represents the principal alternative technology to our sputter-coated film products. Direct-to-glass is a mature, well-known process for applying thin film coatings directly to glass, which is used by some of our current and potential customers to produce products that compete with our products. This technology is commonly used to manufacture products that conserve energy in buildings and automobiles. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry.

We may not be able to expand our manufacturing capacity efficiently which could lead to lower gross margins.

        Our newest production machine (PM 10) is at our Dresden manufacturing facility, and it began commercial production in the first quarter of 2003. In addition, we anticipate that PM 7 in our Tempe facility will be available for limited commercial production during 2003. PM 7 is currently being used in customer paid, research projects to develop future products, which will utilize plasma enhanced chemical vapor disposition, or PECVD, technology. The PECVD technique uses a gas rather than a solid target as the base material for sputter coating onto film. During the processes of bringing PM 7 and PM 10 up to commercial production levels, we expect to have decreased manufacturing yields and higher costs, which will lower our gross margins.

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

        We have expanded our operations and hired additional personnel to address international markets for the thin film coatings industry. International revenues amounted to approximately 85%, 87%, 85% and 90% of our net revenues during 2000, 2001, 2002, and the first quarter of 2003 respectively. The distance between all three of our manufacturing locations creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

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

Item 4—Controls and Procedures

  (a)
  Disclosure controls and procedures. Within 90 days before filing this Report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Thomas G. Hood, our President and Chief Executive Officer, and Michael E. Seifert, our Senior Vice President and Chief Financial Officer, reviewed and participated in this discussion. Based on this evaluation, Messrs. Hood and Seifert concluded that, as of the date of their evaluation, the Company's disclosure controls were effective.

  (b)
  Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        The Company was a defendant in an action filed on April 5, 1996 entitled "Four Seasons Solar Products Corp. vs. Black & Decker Corp., Bostik, Inc. and Southwall Technologies Inc.," No. 5 CV1695, pending in the United States District Court for the Eastern District of New York. By order dated April 8, 2003 the Court dismissed the remaining claim for breach of contract and ordered that judgment be entered for Southwall. Plaintiff's time to file an appeal runs until May 12, 2003.

        The Company has been named as a defendant, along with Bostik, Inc., in an action entitled "WASCO Products, Inc. v. Southwall Technologies Inc. and Bostik, Inc.", Civ. Action No. C 02-2926 CRB, which was filed in Federal District Court for the Northern District of California on June 18, 2002. The Company has filed a Motion to Dismiss and has filed an Opposition to Class Certification. Those motions have not yet been decided by the Court.

        Other litigation filed against the Company was described under Item 3 in the Company's Form 10-K filed on March 31, 2003. No other material developments have occurred with respect to the litigation described therein.

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

  (b)
  Reports on Form 8-K

        On April 28, 2003, the Company filed a Current Report on Form 8-K, disclosing under Item 9 a press release announcing the Company's earnings results for the first quarter of 2003, which contained the condensed consolidated Income Statement and Statements of Cash Flows for the periods ended March 30, 2003 and March 31, 2002, and the condensed consolidated Balance Sheet for the periods ended March 30, 2003 and December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2003

By:	/s/ THOMAS G. HOOD Thomas G. Hood President and Chief Executive Officer
By:	/s/ MICHAEL E. SEIFERT Michael E. Seifert Sr. Vice President and Chief Financial Officer

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

Date: May 14, 2003	/s/ THOMAS G. HOOD Thomas G. Hood Chief Executive Officer

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

Date: May 14, 2003	/s/ MICHAEL E. SEIFERT Michael E. Seifert Chief Financial Officer

QuickLinks

INDEX
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