Form 10-Q
period 2003-09-28
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2003-11-17
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Quarterly Period Ended September 28, 2003

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

As of November 3, 2003, there were 12,542,357 shares of the Registrant's Common Stock outstanding.

Southwall Technologies Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 28, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Southwall Technologies Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

                                                                      September 28,   December 31,
                                                                          2003           2002
                                                                      -------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents........................................ $         590  $      1,998
   Restricted cash..................................................           542           531
   Accounts receivable, net of allowance for bad debts of $722
     and $552 at September 28, 2003 and December 31, 2002, respectiv         7,541         8,995
   Inventories, net.................................................         6,410         8,537
   Other current assets.............................................         2,815         4,310
                                                                      -------------  ------------
   Total current assets.............................................        17,898        24,371
Property, plant and equipment, net..................................        48,173        50,251
Restricted loan proceeds............................................           963           885
Other assets........................................................           982         1,075
                                                                      -------------  ------------
   Total assets..................................................... $      68,016  $     76,582
                                                                      =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion term debt........................................ $       6,096  $      7,499
   Line of credit...................................................         3,119            --
   Accounts payable.................................................         4,783         9,244
   Accrued compensation.............................................         1,321         1,254
   Other accrued liabilities........................................         6,623         5,886
                                                                      -------------  ------------
   Total current liabilities........................................        21,942        23,883
Term debt...........................................................         9,171         9,253
Government grants advanced..........................................           596           604
Other...............................................................         1,458         2,368
                                                                      -------------  ------------
   Total liabilities................................................        33,167        36,108

Commitments and contingencies (Note 8)

Stockholders' equity:
   Common stock, $0.001 par value, 20,000 shares authorized;
      issued and outstanding 12,542 and 12,527 at September 28, 2003
      and December 31, 2002.........................................            13            12
   Capital in excess of par value...................................        69,708        69,657
   Notes receivable and accrued interest............................            --          (126)
   Other comprehensive income
      Translation gain on subsidiary................................         2,002         1,032
   Accumulated deficit..............................................       (36,874)      (30,101)
                                                                      -------------  ------------
   Total stockholders' equity.......................................        34,849        40,474
                                                                      -------------  ------------
   Total liabilities and stockholders' equity....................... $      68,016  $     76,582
                                                                      =============  ============

See accompanying notes to condensed consolidated financial statements.

Southwall Technologies Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                                       Three Months Ended       Nine Months Ended
                                                     ----------------------  ----------------------
                                                       Sept 28,    Sept 29,    Sept 28,    Sept 29,
                                                        2003        2002        2003        2002
                                                     ----------  ----------  ----------  ----------
Net revenues....................................... $   11,902  $   16,290  $   42,451  $   55,235
Cost of sales......................................     10,238      11,682      34,826      37,061
                                                     ----------  ----------  ----------  ----------
Gross profit.......................................      1,664       4,608       7,625      18,174
                                                     ----------  ----------  ----------  ----------
Operating expenses
   Research and development........................      1,592       1,888       4,777       5,725
   Selling, general and administrative.............      2,896       2,385       8,707       9,127
                                                     ----------  ----------  ----------  ----------
   Total operating expenses........................      4,488       4,273      13,484      14,852
                                                     ----------  ----------  ----------  ----------
Income (loss) from operations......................     (2,824)        335      (5,859)      3,322
Interest expense, net..............................       (325)       (413)       (834)     (1,405)
Other income (loss), net...........................       (155)        215         208         682
                                                     ----------  ----------  ----------  ----------
Income (loss) before provision for income taxes....     (3,304)        137      (6,485)      2,599
Provision (benefit) for income taxes...............         97          12         288        (101)
                                                     ----------  ----------  ----------  ----------
Net income (loss).................................. $   (3,401) $      125  $   (6,773) $    2,700
                                                     ==========  ==========  ==========  ==========

Net income (loss) per share:
   Basic........................................... $    (0.27) $     0.01  $    (0.54) $     0.28
   Diluted......................................... $    (0.27) $     0.01  $    (0.54) $     0.26
Weighted average shares outstanding:
   Basic...........................................     12,542      12,094      12,534       9,712
   Diluted.........................................     12,542      12,169      12,534      10,338

See accompanying notes to condensed consolidated financial statements.

Southwall Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

                                                              Nine Months Ended
                                                           ------------------------
                                                             Sept 28,     Sept 29,
                                                              2003         2002
                                                           -----------  -----------
Cash flows used in operating activities:
   Net income (loss)..................................... $    (6,773) $     2,700
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Depreciation and amortization.........................       4,923        4,357
   Loss on disposal of capital equipment.................         133           --
   Stock-based compensation charge.......................          33           --
   Interest on note receivable...........................          (4)         (22)
   Officer loan forgiveness..............................         131           --
   Change in assets and liabilities:
     Accounts receivable.................................       1,454       (1,829)
     Inventories.........................................       2,127         (814)
     Other current and non-current assets................       1,551          402
     Accounts payable and accrued liabilities............      (4,566)      (5,146)
                                                           -----------  -----------
Cash used in operating activities........................        (991)        (352)
                                                           -----------  -----------
Cash flows used in investing activities:
   Restricted cash.......................................         (77)         706
   Expenditures for property, plant and equipment
    and other assets.....................................      (2,413)      (7,531)
                                                           -----------  -----------
Net cash used in investing activities....................      (2,490)      (6,825)
                                                           -----------  -----------
Cash flows provided by financing activities:
   Proceeds from borrowings..............................          88           --
   Principal payments on borrowings......................      (2,322)      (2,528)
   Borrowings (repayments) on line of credit.............       3,119       (2,974)
   Proceeds from foreign government grants...............          --          252
   Proceeds from investment allowances...................       1,495        1,044
   Proceeds from sale of stock, net......................          --       15,128
   Proceeds from stock options and employee stock
     purchase plan exercises.............................          18        1,805
                                                           -----------  -----------
Net cash provided by financing activities................       2,398       12,727
                                                           -----------  -----------
Effect of foreign exchange rate changes on cash..........        (325)         749
                                                           -----------  -----------
Net increase (decrease) in cash and cash equivalents.....      (1,408)       6,299
Cash and cash equivalents, beginning of year.............       1,998        3,362
                                                           -----------  -----------
Cash and cash equivalents, end of period................. $       590  $     9,661
                                                           ===========  ===========
Supplemental cash flow disclosures:
   Cash paid for interest................................ $       732  $       778
   Cash paid for income taxes............................ $       184  $        72
Supplemental schedule of non-cash investing
    and financing activities:
   Notes receivable issued to exercise stock options..... $        --  $        15

See notes to condensed consolidated financial statements.

Southwall Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands)

Note 1-Interim Period Reporting:

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

The Company has prepared its consolidated financial statements assuming the Company will continue as a going concern and meet its obligations as they become due. The Company has incurred a net loss and negative cash flows from operations in the first nine months of 2003, and expects to incur net losses and negative cash flows through at least the first quarter of 2004. The Company is not in compliance with all of its financial covenants and is in default under its line of credit facility (see Note 5 - Line of Credit). Also, the Company did not make the scheduled principal and interest payment due on November 6, 2003 as required under the bank loan guaranteed by Teijin (see Note 6 - Term Debt), and therefore, the Company is in default of the bank loan and guarantee agreements. These events may be deemed events of default under other credit agreements of the Company. These factors together with the Company's working capital position and its significant debt service and other contractual obligations at September 28, 2003, raise substantial doubt about its ability to continue as a going concern.

In December 2002, the Company restructured its operations to reduce its cost structure by reducing its work force in Palo Alto and vacating excess facilities after consolidating its operations in Palo Alto. In October 2003, the Company announced additional plans to restructure its operations, which would involve the shut down, or curtailment of the Tempe manufacturing plant and the reduction of its work force in Palo Alto and Tempe. These actions are expected to help improve the Company's operating results in 2004 but will not materially impact its operating cash flows until the Company's lease commitments for the excess facilities expire in December 2004, and the Company reduces its cash break even point, or increases its revenues. During the second quarter of 2003, the Company entered into a $10.0 million receivable financing line of credit agreement with a financial institution (see Note 5 - Line of Credit). The Company is in discussions with other potential lenders regarding additional financing. The Company cannot provide any assurances that additional sources of financing will be available at all or on terms acceptable to it. (See Note 13 - Subsequent Events) If the Company is unable to obtain additional financing sources, it may be unable to satisfactorily meet all of its cash commitments required to fully implement its business plans.

The Company uses a 52-week fiscal year ending on December 31. The quarters ended September 28, 2003 and September 29, 2002 each included 13 weeks.

Note 2 - Impairment of Long-lived Assets:

During 2003, the Company experienced shortfalls in revenue compared to its budget and expected revenues. The Company missed its revenue targets in the first, second and third quarters as a result of continuing reductions in demand for its products in its principal markets for automotive, display and architectural products. The Company entered into a new agreement with Mitsui Chemicals, Inc in the third quarter. However, higher revenues from this contract will not be realized until 2004. In addition, in the third quarter of 2003 the Company determined that, due to reduced demand for its automotive and architectural products, anticipated revenues through the remainder of 2003 and 2004 would be substantially below expected as well as historical levels. The reduced demand for the Company's automotive, architectural and display products was believed to be caused by the slump in PC sales worldwide as well as declines in certain residential and commercial construction markets as a result of the economic recession in the U.S. Because the Company's Dresden operations have a lower operating cash break-even point compared to the U.S. operations, the Company believed an impairment analysis of the assets of its U.S. operations was necessary at September 28, 2003.

As a result, management performed an evaluation of the recoverability of long-lived assets related to the US business at September 28, 2003 in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of long-Lived Assets". The evaluation by management concluded that the undiscounted expected future cash flows were less than the carrying values of these assets, and an impairment charge was required. The impairment charge represents the amount required to write-down long-lived assets to management's best estimate of this operation's future discounted cash flows. As a result of the assessment the Company recorded a non-cash, impairment charge of $19.4 million, relating principally to its manufacturing equipment located in Tempe and Palo Alto.. The factors considered by management in performing this assessment included current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Note 3-Balance Sheet:

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

Inventories, net

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of sales. At September 28, 2003 and December 31, 2002, inventories consisted of the following:

                                September 28,  December 31,
Inventories                         2003          2002
------------------------------  ------------  -------------
Raw materials................. $      2,418  $       3,703
Work-in-process...............        2,033          3,432
Finished goods................        1,959          1,402
                                ------------  -------------
   Total inventories.......... $      6,410  $       8,537
                                ============  =============

Government grants advanced and investment allowances

Government grants advanced and investment allowances consist of monies received by the Company from the Saxony government in Germany. Upon approval and receipt of the grants and investment allowances from the Saxony government, the funds are applied as a reduction of the costs of the Dresden facility. In the event the Company fails to meet certain conditions related to the grants and investment allowances, the Saxony government has the right to reclaim the grants and allowances (see Note 6 - Government Grants and Investment Allowances.)

Note 4-Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive common shares potentially outstanding during the period. The computation of diluted net income (loss) per share uses the average of the closing prices of the common stock during the period. At September 28, 2003, there were 12,542,000 shares outstanding for the basic and diluted earnings per share calculation. At September 29, 2002, there were 12,094,000 shares outstanding for the basic earnings per share calculation and 12,169,000 shares and dilutive potential shares outstanding for the dilutive earnings per share calculation. The difference between the basic and diluted weighted average shares of common stock and common stock equivalents in the periods where there is net income is attributable to the effect of dilutive stock options. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would not be dilutive. Accordingly, for the quarter and nine months ended September 28, 2003, there was no difference between the denominators used for the calculation of basic and diluted net income (loss) per share, and the number of shares used in the calculation was 12,542,000 and 12,534,000, respectively.

There were 2,116,000 options outstanding during the third quarter and the first nine months of 2003, which were excluded from the diluted net income (loss) per share calculations as reported because they were anti-dilutive in view of the losses incurred by the Company in those periods.

Note 5-Line of Credit:

On May 16, 2003, the Company entered into credit agreements for a $10.0 million receivables financing line of credit (which were amended on June 16, 2003) with a financial institution that expires on May 16, 2004, subject to automatic one-year renewals unless terminated at any time by either party. The line of credit bears an annual interest rate of 7% above the financial institution's Base Rate (which was 4.25% at September 28, 2003), and is calculated based on the average daily accounts receivable against which the Company has borrowed. Half of the $10.0 million line of credit is represented by a $5.0 million credit line, guaranteed by the United States Export- Import Bank ("EXIM"). Availability under the EXIM line is limited to 80% of eligible foreign receivables acceptable to the lender. The remaining $5.0 million portion of the $10.0 million credit line is supported by domestic receivables. Availability under the domestic line of credit is limited to 70% of eligible domestic receivable acceptable to the lender. The financial institution reserves the right to lower the 70% and 80% of eligible receivable standards for borrowings under the credit agreements. In connection with the line of credit, the Company granted to the bank a lien upon and security interest in, and right of set off with respect to all of the Company's right, title and interest in all personal property and other assets, other than certain of the Company's Germany property or assets. The borrowing arrangements require the Company to comply with financial covenants to maintain minimum net tangible net worth of $33.0 million, a current ratio of at least 0.70, and revenues equal to or greater than 80% of revenues projected. As part of the agreements, the Company incurred and paid a one-time commitment fee of $0.1 million in the second quarter of 2003, which will be amortized over the term of the agreements. As of September 28, 2003, the Company had approximately $3.1 million of borrowings outstanding and $0.6 million of availability under the line of credit. At September 28, 2003 the Company was in violation of the minimum net tangible net worth covenant set forth in each of the credit agreements, and, therefore, in default thereunder. The Company is in discussions with the financial institution to obtain a waiver of this default.

Note 6-Term Debt:

The Company's term debt and capital leases consisted of the following at September 28, 2003:

                                                                                 Balance      Remaining
                                                                             at September 28,  Due in
Description                                                        Rate           2003          2003
-------------------------------------------------------------- ------------  ---------------  ---------
Term debt:
     Japanese bank loan guaranteed by Teijin..................   2.25%(1)  $         1,250      1,250
     German bank loan dated May 12, 1999......................   6.13%(2)            2,529        195
     German bank loan dated May 28, 1999......................   7.10%(3)            2,853         --
     German bank loan dated May 28, 1999......................   3.75%               1,140        326
     German bank loan dated July 25, 2000.....................   7.15%(4)            1,885         68
     German bank loan dated August 14, 1999 (due June 30, 2009   5.75%               1,926         --
     German bank loan dated June 29, 2000.....................   5.75%                 146         97
     German bank loan dated July 10, 2000.....................   7.10%                 146         98
     German bank loan dated December 18, 2000.................   7.50%                 123         25
     German bank loan dated December 19, 2000.................   7.50%                 133         45
     Other equipment financings...............................                          119         30
                                                                             ---------------  ---------
         Total term debt......................................                       12,250      2,134
                                                                             ---------------  ---------
Capital leases:
     Sales-leaseback dated July 19, 1999......................  13.00%               2,321      2,321
     Sales-leaseback dated October 19, 1999...................  13.00%                 696        696
                                                                             ---------------  ---------
         Total capital leases.................................                        3,017      3,017
                                                                             ---------------  ---------
Total term debt and capital leases............................                       15,267      5,151
         Less current portion.................................                        6,096   =========
                                                                             ---------------
         Term debt, non current...............................                        9,171
                                                                             ===============

_______

(1) The interest rate is reset semi-annually at LIBOR plus 1.0%. As of September 28, 2003, the interest rate on this loan was 2.25%.

(2) Interest rate will be reset to the then prevailing market rate in 2004.

(3) Interest rate will be reset to the then prevailing market rate in 2009.

(4) Interest rate will be reset to the then prevailing interest rate in 2005.

The Japanese bank loan, dated May 6, 1997, is guaranteed by Teijin Limited (Teijin), a Japanese company. Teijin is a stockholder of and supplier of substrate materials to the Company. In consideration of the guarantee, Teijin also received warrants in 1997 to purchase 158,000 shares of Southwall's common stock at $9.00 per share. These warrants were not exercised and expired on May 30, 2000. The Teijin guarantee is collateralized by certain equipment located in Southwall's Tempe manufacturing facility and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan is re-set semi- annually at LIBOR plus 1.0%, (2.25% at September 28, 2003). The Company is also subject to certain financial covenants under the guarantee relating to minimum quick ratio, tangible net worth, and maximum debt/tangible net worth. The Company pays Teijin semi- annually a loan guarantee service fee equal to 0.5625% of the outstanding balance. The loan requires semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest, beginning in May 2001, for the remaining three and one half year term. At December 31, 2002, the Company was not in compliance with certain of the financial covenants with Teijin pertaining to this promissory note. The Company has received a waiver from Teijin and the Japanese bank of any defaults that may exist through and including September 30, 2003 arising out of its failure to comply with the financial covenants of the guarantee agreement relating to minimum quick ratio, tangible net worth and maximum debt/tangible net worth. The waiver was conditioned on the Company's agreement to prepay $2.5 million of the debt from the proceeds of its public offering completed in July 2002. The Company paid $2.5 million, in addition to the scheduled principal payment of $1.25 million, on November 6, 2002. The Company paid the scheduled installment of $1.25 million on May 6, 2003. The Company did not make the scheduled payment of $1.25 million on November 6, 2003; therefore, the Company is currently in default with the bank loan and the guarantee agreements. The Company has classified $1.25 million, which was due on November 6, 2003, as current debt on the balance sheet at September 28, 2003.

During 1999, Southwall entered into two sale-leaseback agreements under a master equipment sale-leaseback agreement with a leasing company ("lessor"). Because the Company has an option to purchase the equipment at a price to be determined between Southwall and the lessor at the end of the lease periods, the sale-leaseback agreements have been treated as financing leases. One lease has a lease term of three years and the other lease has an initial lease term of two years with an option to extend it for an additional year. At September 28, 2003, the Company had a total of $3.0 million outstanding and due under these leases. The leased equipment and certain other production equipment owned by the Company collateralize the sale-leaseback agreements. The effective interest rate of both is approximately 13% per annum and the leases are repayable over the lease term commencing in May 2000. The Company is in dispute with the lessor over interpretation of certain terms of the lease agreement and has withheld lease payments due since March 2001. The lessor has notified the Company that it considers the Company to be in default and in January 2002 drew down on a letter of credit in the amount of $0.5 million that collateralized the Company's obligations. In May 2002, a suit was filed against the Company demanding payment of unpaid lease payments and alleged residual values which has not been resolved (see Note 9 - Contingencies). The Company classified the $3.0 million due under the leases, net of a $1.0 million holdback not funded by the lessor, as a current liability in the accompanying balance sheet at September 28, 2003.

On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 3.1 million ($3.6 million). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in euros after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum for the first five years, and will be revised to the prevailing rate at the end of the fifth year. Of the $2.5 million in borrowings outstanding under this bank loan at September 28, 2003, $2.0 million was classified as noncurrent in the accompanying balance sheet.

On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds were made available in three tranches, and were used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at September 28, 2003. The Company is current with respect to all principal and interest payments due under the loan agreement through September 28, 2003. Under the first tranche, the Company borrowed euros 2.5 million ($2.9 million) for a term of twenty years beginning on May 28, 1999. The principal is repayable in euros beginning after ten years in ten equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years, after which time the rate will be adjusted to a current prevailing rate. At September 28, 2003, the amount outstanding under this first tranche was $2.9 million, of which all $2.9 million was classified as noncurrent in the accompanying balance sheet. Under the second tranche, the Company borrowed euros 1.7 million ($2.0 million) for a term of seven years beginning May 28, 1999. The principal is repayable after one year in twelve equal semi-annual payments. The loan bears fixed interest at 3.75% per annum for the period of seven years. At September 28, 2003, the amount outstanding under this second tranche was $1.1 million, $0.7 million of which was classified as a noncurrent liability in the accompanying balance sheet. Under the third tranche, the Company borrowed euros 2.1 million ($2.4 million) for a term of ten years beginning on July 25, 2000. The principal is repayable after one year in thirty-six equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the first five years, after which time the rate will be adjusted to a current prevailing market rate. At September 28, 2003, the amount outstanding under the third tranche was $1.9 million, of which $1.6 million was classified as a noncurrent liability in the accompanying balance sheet.

On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 1.7 million ($2.0 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in euros. Fifty percent of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Restricted Loan Proceeds" in the accompanying balance sheet. The amount due under this bank loan at September 28, 2003 was $1.9 million, which was classified as noncurrent in the accompanying balance sheet.

On June 29, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.5 million ($0.6 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 5.8% per annum. The interest is payable quarterly in euros. The agreement contains various covenants with which the Company was in compliance at September 28, 2003. The amount due under this bank loan was $0.2 million at September 28, 2003, all of which was classified as current in the accompanying balance sheet.

On July 10, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.5 million ($0.6 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning June 2001 and bears interest at a rate of 7.10% per annum. The interest is payable quarterly in euros. The amount due under this bank loan was $0.2 million at September 28, 2003, all of which was classified as current in the accompanying balance sheet.

On December 18, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.3 million ($0.3 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in nine quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in euros. At September 28, 2003, the amount outstanding under this bank loan was $0.1 million, of which $98,000 was classified as current in the accompanying balance sheet.

On December 19, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.3 million ($0.3 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in euros. At September 28, 2003, the amount outstanding under this bank loan was $0.1 million, of which $91,000 was classified as current in the accompanying balance sheet.

The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary. The dollar equivalent value for the preceding German bank loans has been calculated using the euro exchange rate as of September 28, 2003.

Other term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

Scheduled principal reductions of term debt as of September 28, 2003 for the balance of 2003, and for the next four years and thereafter, are as follows:

Year                          Amount
---------------------------  ---------
2003....................... $   5,151
2004.......................     1,356
2005.......................       984
2006.......................       821
2007.......................       658
Thereafter.................     6,297
                             ---------
Total...................... $  15,267
                             =========

The Company incurred total interest expense of $0.3 million and $0.4 million in third quarters of 2003 and 2002.

Note 7-Government Grant and Investment Allowances:

The Company has an agreement to receive cash grant awards (the "Grant"), which was approved by the Saxony government in May 1999. As of September 28, 2003, the Company had received approximately euros 5.6 million ($6.4 million) under this Grant and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden manufacturing facility. Additionally, as of September 28, 2008, the Company has a balance remaining from the government grants received in May 1999 of euros 0.5 million ($0.6 million) which has been recorded as an advance and held as restricted cash until the Company receives approval from the Saxony government to apply the funds to reduce its capital expenditures.

Giving effect to an amendment of the terms of the Grant in 2002, the Grant is subject to the following requirements:

(a) The Grant was earmarked to co-finance the costs of the construction of a facility to manufacture XIRr film for the automotive glass industry;

(b) The construction period for the project is from March 15, 1999 to June 30, 2006;

(c) The total investment during the construction period should be at least euros 47.0 million ($53.6 million);

(d) The project must create at least 143 permanent jobs and 7 apprenticeships by June 30, 2006.

If the Company fails to meet the above requirements, the Saxony government has the right to demand repayment of the Grant.

In addition to the Grant, the Company is eligible for cash investment allowances from the Saxony government calculated based on the total projected capital investment by the Company in its Dresden facility of euros 47.0 million ($53.6 million). The investment allowances are also subject to European Union regulatory approval. During 2000, 2001, 2002 and the first nine months of 2003, the Company received euros 1.2 million ($1.4 million), euros 2.5 million ($2.6 million), euros 1.2 million ($1.4 million), and euros 1.3 million ($1.5 million), respectively, in investment allowances from the Saxony government, and those proceeds were applied to reduce the capitalized construction cost of the Dresden facility. These investment allowances are subject to the following requirements:

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

Note 8-Segment Reporting:

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

                                                       Three Months Ended       Nine Months Ended
                                                     ----------------------  ----------------------
                                                       Sept 28,    Sept 29,    Sept 28,    Sept 29,
                                                        2003        2002        2003        2002
                                                     ----------  ----------  ----------  ----------
Automotive glass................................... $    5,819  $    7,010  $   18,518  $   20,930
Electronic display.................................      3,330       4,976      16,023      20,529
Architectural......................................      2,753       4,304       7,910      13,776
                                                     ----------  ----------  ----------  ----------
  Total net revenues............................... $   11,902  $   16,290  $   42,451  $   55,235
                                                     ==========  ==========  ==========  ==========

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the third quarter and first nine months of 2003 and 2002.

                                                       Three Months Ended       Nine Months Ended
                                                     ----------------------  ----------------------
                                                       Sept 28,    Sept 29,    Sept 28,    Sept 29,
                                                        2003        2002        2003        2002
                                                     ----------  ----------  ----------  ----------
United States...................................... $    1,699  $    2,744  $    4,468  $    8,912
Japan..............................................      2,732       4,730      14,339      19,193
France.............................................      1,761       2,962       7,035      10,816
Pacific Rim........................................      2,408       2,636       5,634       7,580
Germany............................................      1,219       2,077       5,740       4,772
Rest of world......................................      2,083       1,141       5,235       3,962
                                                     ----------  ----------  ----------  ----------
  Total net revenues............................... $   11,902  $   16,290  $   42,451  $   55,235
                                                     ==========  ==========  ==========  ==========

The Company's five largest customers accounted for net revenues equal to the following percentages of the Company's total net revenue for each such period:

                                                       Three Months Ended       Nine Months Ended
                                                     ----------------------  ----------------------
                                                       Sept 28,    Sept 29,    Sept 28,    Sept 29,
Customer                                                2003        2002        2003        2002
---------------------------------------------------  ----------  ----------  ----------  ----------
A..................................................       14.7%      17.9%      16.3%      19.5%
B..................................................        4.9%      15.2%      10.9%      17.2%
C..................................................       16.6%      13.2%      21.7%      15.2%
D..................................................       13.0%      14.4%      13.9%      10.7%
E..................................................       15.6%      12.9%       9.7%       9.6%
                                                     ----------  ----------  ----------  ----------
  Total............................................       64.8%      73.6%      72.5%      72.2%
                                                     ==========  ==========  ==========  ==========

Note 9-Contingencies:

In July 2002, the Company was served with a complaint in a lawsuit captioned "Hurricane Glass v. Southwall Technologies Inc. and V-Kool, Inc." filed in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The complaint alleges that Hurricane was a distributor of the Company's "Solis" product, that Hurricane's customers experienced various problems and failures with the product and that, as a result, Hurricane was required to perform repairs and replacements under its warranty provisions. The complaint alleges approximately $0.4 million in damages against both defendants. The Company filed a motion to dismiss based on improper venue, which was denied. On June 4, 2003, the Court of Appeals overturned the lower court's order and granted the Company's motion to dismiss. On October 20, 2003, the Company was served with a substantially similar lawsuit captioned "Hurricane Glass Shield, Inc. v. Southwall Technologies, Inc." filed in the Superior Court of the State of California in Santa Clara, California. The Company's answer or other response to the lawsuit is not yet due.

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

The Company is a defendant in an action entitled "Portfolio Financial Servicing Company v. Southwall Technologies Inc.," which was filed in state court in Utah on May 22, 2002. This action arises out of sale-leaseback agreements, which the Company entered into with an entity formerly known as Matrix Funding Corporation, or Matrix, in 1999 in connection with the acquisition of two of the Company's production machines. Matrix thereafter filed bankruptcy proceedings. Plaintiffs in the action are Bank of America, which alleges that it is the successor in interest to Matrix, and Portfolio Financial Servicing Company which claims to be an agent of the successor to Matrix. The plaintiffs demand payment of $6.5 million, which they allege constitute unpaid lease payments, plus the alleged residual value of the equipment, less monies that Matrix owes to Southwall. The Company asserts that Matrix violated certain material terms of the lease and intends to defend the action vigorously. The Company and the plaintiffs entered into a settlement agreement on July 31, 2003, pursuant to which this claim would have been extinguished by payment from the Company to the plaintiffs of $2.5 million. The settlement agreement was subject to the satisfaction of certain conditions, which were required to be fulfilled on or before October 1, 2003, including the payment of the settlement amount, substantially all of which the Company will need to borrow. The conditions were not satisfied by October 1, 2003, and the settlement agreement terminated. The Company is in discussions with the plaintiffs to reach a revised settlement agreement. Pursuant to the settlement agreement, the Company paid the plaintiffs $250,000, which has been applied against the alleged unpaid lease obligations.

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

Note 10-Stock-Based Compensation:

Southwall has stock option plans that reserve shares of its common stock for issuance to employees, officers, directors and consultants. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for grants at fair market value. Southwall adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation cost for the Company's stock option plans and stock purchase plans been determined based on the fair value at the grant date for awards granted in the third quarter and the first nine months of 2003 and 2002 consistent with the provisions of SFAS No. 123 and 148, net income (loss) and net income (loss) per share would have been increased to the pro forma amounts indicated below:

                                                       Three Months Ended       Nine Months Ended
                                                     ----------------------  ----------------------
                                                       Sept 28,    Sept 29,    Sept 28,    Sept 29,
                                                        2003        2002        2003        2002
                                                     ----------  ----------  ----------  ----------
Net income (loss):
   As reported..................................... $   (3,401) $      125  $   (6,773) $    2,700
   Add:  stock-based employee compensation included
         in reported net income (loss), net of tax.         --          --          33          --
   Less: stock-based compensation expense determined
         using fair value method, net of tax.......       (172)       (414)       (670)     (1,151)
                                                     ----------  ----------  ----------  ----------
   Pro forma....................................... $   (3,573) $     (289) $   (7,410) $    1,549
                                                     ==========  ==========  ==========  ==========
Net income (loss) per share:
   As reported-basic............................... $    (0.27) $     0.01  $    (0.54) $     0.28
   Pro forma-basic................................. $    (0.28) $    (0.02) $    (0.59) $     0.16
   As reported-diluted............................. $    (0.27) $     0.01  $    (0.54) $     0.26
   Pro forma-diluted............................... $    (0.28) $    (0.02) $    (0.59) $     0.15

For the stock option plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for the multiple option approach. The following weighted average assumptions were used for grants in the third quarter of 2003 and 2002: expected volatility of 96% in both the third quarter of 2003 and 2002; risk-free interest rate of 2.5% and 2.7% in the third quarter of 2003 and 2002, respectively; and expected lives from vesting date of 2.89 and 2.95 years in the third quarter of 2003 and 2002, respectively. Southwall has not paid dividends and assumed no dividend yield. The weighted average fair value of stock options granted in the third quarter of 2003 and 2002 was $0.66 and $2.4 per share, respectively. The Company granted 222,000 options and 18,000 options during the third quarter of 2003 and 2002, respectively.

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

Note 11 - Related Party Transactions:

During 1998, 1999, 2000, 2001 and 2002, the Company lent $43,875, $25,313, $0, $18,750 and $14,700, respectively, to Thomas G. Hood, President and Chief Executive Officer and a director, to permit him to exercise stock options that were about to expire at a time when he was not able to sell the shares issuable upon exercise to pay the exercise price. The indebtedness was represented by full recourse notes payable to the Company, which were due on June 30, 2003 each bearing interest at the rate of 7% per annum. The largest amount of indebtedness outstanding under these notes at any time during 2003 was $130,731, including interest. While the board of directors' intention was to enforce collection of the notes, on June 30, 2003, the Company's board of directors forgave all of the outstanding loans including interest, in lieu of a bonus earned which otherwise would have been paid in cash. The Company recorded this transaction as compensation expense during the second quarter of 2003.

Note 12 - Restructuring:

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

The remaining outstanding obligations related to the above described restructuring at September 28, 2003 are:

                                     Workforce    Excess
                                     Reduction   Facilities    Total
                                     ----------  ----------  ---------
Balance at December 31, 2002....... $      122  $    2,281  $   2,403
Provision..........................        101          --        101
Adjustments to reserve.............        (65)         --        (65)
Cash payments......................       (158)       (494)      (652)
                                     ----------  ----------  ---------
Balance at September 28, 2003...... $       --  $    1,787  $   1,787
                                     ==========  ==========  =========

Note 13 - Subsequent Events:

Restructurings:

As a result of the Company's strategic review of its U.S. manufacturing operations, it intends to shut down, or curtail its Tempe operation and expects to implement a reduction in force at its Tempe and Palo Alto locations. The Company's decision was based on its assessment of estimated future operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. The closure of the Tempe plant is expected to be completed in the fourth quarter of 2003. The Palo Alto reduction of force will also include discontinued use of certain production equipment located in Palo Alto and is expected to be completed in the first quarter of 2004. The Company has not yet determined the amount of the restructuring charges that will result from these anticipated actions.

Defaults:

The Company did not make the scheduled principal and interest payment of $1.25 million due on November 6, 2003 to the Japanese bank (See Note 6 - Term Debt). Therefore, the Company is currently in default of this loan and the underlying guarantee agreements. The Company is in discussion with the bank and the guarantor of the loan, which is Teijin Limited, to negotiate a revised payment settlement. No assurance can be given that such negotiations will be successful.

Proposed transactions with Needham & Company, Inc.:

On November 11, 2003, Southwall entered into a letter agreement with Needham & Company, Inc. ("Needham"), outlining the principal elements of a proposed financing and proposed guarantees of an increase in the borrowing capacity under Southwall's line of credit facility. (See Note 5 - Line of Credit). Pursuant to the letter, Southwall and Needham have agreed to negotiate in good faith definitive agreements with respect to the proposed guarantees and financing, subject to the satisfactory completion by Needham of its due diligence review of Southwall.

Pursuant to the letter agreement, the definitive agreements would provide that Needham would guarantee $1,500,000 of additional borrowing by Southwall under its existing Domestic Factoring Agreement with Pacific Business Funding, a division of Cupertino National Bank, which is a subsidiary of Greater Bay Bancorp ("PBF"), upon the satisfaction, in Needham's reasonable discretion, of certain conditions, including the agreement by the parties on the form of guarantee. In addition, Southwall would grant Needham board observer rights and appoint George Boyadjieff as the chairman of the board of directors. In connection with this guarantee, Southwall would issue Needham a five year warrant to purchase a number of shares of Southwall's common stock equal to 5% of the total shares outstanding, at a nominal exercise price.

The definitive agreements would further provide that Needham would guarantee an additional $500,000 under the PBF facility upon the satisfaction, in Needham's reasonable discretion, of additional conditions. These additional conditions would include the receipt of concessions from creditors and landlords. In connection with this additional guarantee, Southwall would issue Needham an additional five year warrant to purchase a number of shares of Southwall's common stock equal to 5% of the total shares outstanding, at a nominal exercise price.

Pursuant to the letter agreement, the definitive agreements would further provide that, following the extension of credit described above, Needham would agree to purchase from Southwall, and Southwall would agree to sell to Needham, 1,000,000 shares of a newly-issued convertible preferred stock at a price of $1.00 per share, upon the completion, in Needham's reasonable discretion, of certain restructuring measures. The preferred stock would be convertible on a one-for-one basis into Southwall common stock, have a preference over the common stock in the event of a liquidation or winding up of Southwall, and carry a cumulative dividend of 10% per annum along with other protective and anti-dilution provisions. In connection with this purchase of Southwall's preferred stock, Needham would receive an additional five year warrant to purchase a number of shares of Southwall's common stock equal to 5% of the total shares outstanding, at a nominal exercise price.

The definitive agreements would further provide that Needham would agree to purchase from Southwall, and Southwall would agree to sell to Needham, an additional 2,000,000 shares of the newly-created convertible preferred stock at a price of $1.00 per share upon satisfaction, in Needham's reasonable discretion, of certain conditions. These conditions would include Southwall's having attained certain revenue levels for the first quarter of 2004 from current business lines and the achieving of cash flow break- even at quarterly revenue levels below third quarter 2003 levels. In connection with this second purchase of Southwall's preferred stock, Needham would receive an additional warrant to purchase a number of shares of Southwall's common stock equal to 4% of the total shares outstanding, at a nominal exercise price.

If all of the transactions contemplated by the letter agreement between Southwall and Needham are consummated, Southwall will receive guarantees with respect to an additional $2,000,000 of borrowing under its factoring agreement with PBF and $3,000,000 in cash, in exchange for warrants to purchase an aggregate number of shares of common stock equal to approximately 19% of the shares outstanding before such issuance and 3,000,000 shares of a newly-created preferred stock, which would be convertible into a number of shares of common stock equal to approximately 24% of the shares outstanding before such issuance. If Needham were to exercise all such warrants and convert all such shares of preferred stock and continue to hold the approximately 1,481,000 shares of common stock currently held by it, it would own approximately 6,864,000 shares of Southwall common stock, or about 38% of the total shares of Southwall after such exercise and conversion.

In connection with the execution of the letter agreement with Needham, Southwall issued to Needham Capital Partners a warrant to purchase 1,254,235 shares of common stock, approximately 10% of the total shares currently outstanding. The warrant, exercisable for $0.01 per share, will expire on the earlier of five years from its issuance and the execution of the definitive agreements by Southwall, Needham and PBF. The number of shares issuable upon exercise of the warrant will increase in an amount equal to 10% of any securities issued in connection with a financing or capital raising, other than with Needham, occurring before the end of Southwall's first fiscal quarter of 2004. Southwall granted certain registration rights to Needham Capital Partners with respect to the shares issuable upon exercise of the warrant. If the parties have not entered into definitive agreements by November 30, 2003, the letter agreement will terminate and Needham will have no obligation to extend the guarantees or purchase the shares of preferred stock, as described above. There can be no assurance that the Company will enter into definitive agreements with Needham or that any of the transactions with Needham will be consummated or that, if consummated, the proceeds will be sufficient to meet the Company's needs.

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

From our founding in 1979 through the early 1990s, we developed and produced thin film coated substances primarily for residential and commercial building applications, and for military applications. In the early 1990s, we began to develop products for the automotive and electronic display markets. In 1996, we realized our first material revenue from the automotive and electronic display markets. In 2002, automotive glass products accounted for approximately 37% of our revenues, electronic display products accounted for approximately 39% of our revenues, and architectural products accounted for approximately 24% of our revenues. In the first nine months of 2003, automotive glass products accounted for approximately 44% of our revenues, electronic display products accounted for approximately 38% of our revenues, and architectural products accounted for approximately 19% of our revenues. In the first nine months of 2002, automotive glass products accounted for approximately 38% of our revenues, electronic display products accounted for approximately 37% of our revenues, and architectural products accounted for approximately 25% of our revenues. Revenues from international customers accounted for 85%, 87%, 85% and 89% of our net revenues in 2000, 2001, 2002 and the first nine months of 2003, respectively.

Cumulative operating losses, negative working capital, current negative cash flows, defaults with respect to our debt obligations, and our current balance of unrestricted cash create substantial doubt about our ability to continue as a going concern. We have incurred a net loss and negative cash flows from operations in the first nine months of 2003, and expect to incur net losses and negative cash flows through at least the first quarter of 2004. Also, we did not make the scheduled principal and interest payment of $1.25 million due on November 6, 2003 on our loan from a Japanese bank. Therefore, we are currently in default of this loan and the underlying guarantee agreements. We are in discussion with the bank and the guarantor of the loan, which is Teijin Limited, to negotiate payment terms. During the second quarter of 2003, we entered into a $10.0 million receivable financing line of credit agreement with a financial institution. At September 28, 2003 we were in violation of the minimum tangible net worth covenant set forth in our line of credit agreement, and, therefore, are in default thereunder. We are in discussions with the financial institution to obtain a waiver of this default. We are in discussions with other potential lenders regarding additional financing. We cannot provide any assurances that additional sources of financing will be available at all or on terms acceptable to us. As of September 28, 2003, our cash and cash equivalents were $0.6 million. If we are unable to obtain additional financing sources, we may be unable to satisfactorily meet all of our cash commitments required to fully implement our business plans, or continue as a going concern.

In December 2002, we restructured our operations to reduce our cost structure by reducing our work force in Palo Alto and vacating excess facilities after consolidating our operations in Palo Alto. These actions are expected to help improve our operating results in 2004 but will not materially impact our operating cash flows until the lease commitments for the excess facilities expire in December 2004 and we reduce our operating cash breakeven point, or increase our revenues. In October 2003, as a result of our strategic review of our U.S. manufacturing operations, we announced our intention to shut down, or curtail our Tempe operation and implement a reduction in force at our Tempe and Palo Alto locations. The closure of the Tempe plant is expected to be completed in the fourth quarter of 2003. The Palo Alto reduction of force will also include discontinued use of certain production equipment located in Palo Alto and is expected to be completed in the first quarter of 2004. We have reviewed the carrying value of our property, plant and equipment located in the U.S. for impairment and determined that the carrying values of our U.S. assets exceeded their fair values at September 28, 2003. The factors considered by management in performing this impairment assessment included the current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Management's analysis determined that the carrying value of its U.S. assets would not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Therefore, an impairment charge of $19.4 million has been recognized at September 28, 2003, which is equal to the amount by which the carrying value exceeds the fair value of the assets, based on the net present value of net cash flows.

Historical Factors Affecting Our Financial Condition and Results of Operations

As described in more detail below, our financial condition and results of operations are affected by a number of factors, including our cash position, financing arrangements, expansion of our manufacturing capacity, demand for our customers' products, the mix of products that we sell, our relationships with customers and suppliers, product warranty claims, fluctuations in our selling, general and administrative expenses, and restructuring costs. Over the past several years, these factors have contributed to volatility in our results of operations and cash flows and have significantly affected our financial position.

Our financing arrangements. We incurred net losses from operating activities in 1998, 1999, 2000, 2002 and the first nine months of 2003. As a result of net losses, together with the restatement in 2000 of our financial statements for prior periods and the suspension of trading of our common stock on NASDAQ in 2000, we were in default, as of December 31, 2000, under our German bank loans, our sale-leaseback agreements and our Japanese bank loan as well as the guarantee by Teijin of that loan. As a result, we reclassified all of the debt under those arrangements as current liabilities as of December 31, 2000.

As of December 31, 2001, December 31, 2002, and September 28, 2003, we had made all principal and interest payments that were required to be made through those dates under our German bank loans and our Japanese bank loan guaranteed by Teijin. However, we did not make the scheduled payment of $1.25 million due on November 6, 2003 under the Japanese bank loan; therefore, we are currently in default under that loan and the underlying guarantee agreements. Also, at September 28, 2003 we were in default with respect to the financial covenants under the Teijin guarantee. However, we have received waivers from Teijin and the Japanese bank of such defaults for all periods through September 30, 2003. Because the entire remaining balance under the Japanese bank loan is due in 2003 in accordance with the scheduled maturity, the entire balance of $1.25 million has been classified as a current liability at September 28, 2003.

We are in compliance with all of the covenants of the German bank loans, and we have classified $9.2 million outstanding under the German bank loans as a long-term liability at September 28, 2003.

During 1999, we entered into a sale-leaseback agreement for two of our production machines with an equipment leasing company. The leasing company has filed bankruptcy proceedings. Because we have an option to purchase the machines at the end of the lease periods, we treat these sale-leaseback arrangements as financings. During 2001, a dispute arose between us and an agent purporting to act on behalf of the leasing company. The agent filed suit against us in 2002 to recover the unpaid lease payments and alleged residual value of the machines, which has not been resolved. As a result, we have classified $3.0 million as short-term liabilities ($4.0 million outstanding under the sale-leaseback agreement, less $1.0 million of the amounts due from the leasing company that was not funded).

On May 16, 2003, we entered into credit agreements for a $10.0 million receivables financing line of credit (which were amended on June 16, 2003) with a financial institution that expires on May 16, 2004, subject to automatic one-year renewals unless terminated at any time by either party. The borrowing arrangements require us to comply with financial covenants to maintain minimum tangible net worth of $33.0 million, a current ratio of at least 0.70, and revenues equal to or greater than 80% of revenues projected. At September 28, 2003 we were in violation of the minimum tangible net worth covenant set forth in each of the credit agreements, and, therefore, in default thereunder. We are in discussions with the financial institution to obtain a waiver of this default.

Expansion of our manufacturing capacity. The expansion of our manufacturing capacity has affected our results of operations, cash flows and financial position. As of September 28, 2003, we had invested $58.9 million in new production capacity in Tempe, Arizona and Dresden, Germany since 1997. A combination of term loans, investment incentive grants from the government of the State of Saxony, Germany, short-term borrowings, and cash flows from operating activities have financed the expansion. Our results of operations, profitability, cash flows, stockholders' equity and financial position have been and continue to be adversely affected by the initial start up costs and the lower production yields we generally experience before our new production machines reach commercial production levels. As a result, our financial position has been weakened by reduced liquidity and higher leverage.

Demand for our customers' products. Volatility in our customers' markets affects our results of operations. Demand for our customers' products has changed rapidly from time to time in the past and may do so in the future. For example, partly as a result of changing demand in the personal computer industry from 1999 through 2002, our electronic display revenues rose from $16.0 million in 1999 to $47.7 million in 2000 then declined to $29.6 million in 2001 and $26.6 million in 2002. Similarly, our revenues from our automotive segment rose from $20.2 million in 2000, to $37.4 million in 2001, and declined to $25.7 million in 2002, because of competition from alternative technology solutions. Demand for our products can also be affected when the markets for the products in which our films are used evolve to new technologies, such as the evolution from cathode ray tubes, or CRTs, to flat panel displays. Consequently, as a result of the volatility in our customers' markets, our results of operations and cash flows can vary significantly from quarter to quarter.

Product mix. Product mix affects our gross margins on the products we sell. Our product mix is determined by new products and applications that we have developed, end-customer market demand for products which use our applications, the availability of our production capacity and the allocation of our resources to meet demand for our products in markets we target.

Our customer and supplier relationships. We derive significant benefits from our relationships with a few large customers and suppliers. Our revenues and gross profit can increase or decrease rapidly reflecting underlying demand for our products by one, or a small number of our customers. In addition, a customer relationship may become unprofitable for a variety of reasons such as a reduction in our selling price. We may also be unable to replace a customer when a relationship ends or demand for our product declines as a result of evolution of our customer's products. In 1999, we began our relationship with Mitsubishi Electric Company, or Mitsubishi, which accounted for 21%, 18% and 11% of our total revenues in 2001, 2002 and the first nine months of 2003, respectively. In 1999, we expanded our relationship with customers in the automotive glass market, including Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 46% of our total revenues in 2001, 37% in 2002 and 30% in the first nine months of 2003. In July 2003, we entered into a new two-year manufacturing and supply agreement with Mitsui Chemicals, Inc. to provide products for the electronic display market. In September 2003, we entered into an amendment of the agreement with Globamatrix to materially reduce the quantity of product they are required to purchase from us. The adjustment was due to certain events beyond the control of the parties, including the Asian SARs epidemic, which affected the demand for our film products distributed by Globamatrix. The Amendment provides that Globamatrix will purchase at least $7.6 million of product in 2003 (rather than $13.25 million as required in the original distribution agreement), of which amount we have booked approximately $4.2 million through September 28, 2003. The Amendment further provides that the minimum amount of product that Globamatrix will be required to purchase in 2004 will be determined at a later date by the parties, based on a number of factors. Under the original distribution agreement, Globamatrix had been required to purchase at least $15.25 million of product in 2004. For each year after 2004 through and including 2011, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year; accordingly, the amount of product that Globamatrix will be required to purchase in the years 2005 through 2011, inclusive, will depend in part on the agreement to be reached between Globamatrix and us as to the minimum amount of product that Globamatrix will be required to purchase in 2004.

In addition, Teijin, one of our suppliers, has guaranteed our loan from a Japanese bank in the original principal amount of $10.0 million, the proceeds of which we used to fund capital expenditures. Teijin and Globamatrix are investors in our company, over time having purchased a total of 1.1 million shares of our common stock and, as of September 28, 2003, continue to hold approximately 1.1 million shares, or approximately 9% of the outstanding stock. In addition, to assist us with our short-term liquidity needs, some of our key vendors, such as Teijin and Lintec Inc. have, from time to time, extended the amount of time in which we are required to repay amounts owed to them.

Product warranty claims. Our gross margins and profitability have been adversely affected from time to time by product quality claims. From 2000 to 2002, our provision for warranty claims has averaged approximately 4% of net revenues. In 2002, we had certain quality claims with respect to products produced for Globamatrix, which reduced our gross profit by approximately $1.5 million.

Fluctuations in our selling, general and administrative expenses. Our selling, general and administrative expenses have increased significantly each year since 2001 due to nonrecurring professional fees associated with certain legal defenses, additional reporting requirements associated with the recently enacted Sarbanes-Oxley Act, and the evaluation of a potential acquisition target. In prior years, we have also incurred costs related to legal settlements.

Restructuring costs. Based on lower revenue expectations, we decided in December 2002 to transfer more of our product manufacturing from our Palo Alto manufacturing site to our Tempe and Dresden manufacturing facilities, which have a lower cost structures. As a consequence of this decision, we implemented a reduction in force at our Palo Alto location in December 2002, and elected to consolidate our Palo Alto facilities. As a result of these actions, we incurred a restructuring charge of $2.6 million in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto that will not be occupied after July 2003. Approximately $0.2 million of the restructuring costs were paid prior to December 31, 2002. During the first quarter of 2003, we recorded an accounting adjustment in the amount of $65,000 as a reduction to our restructuring accrual. The adjustment was the result of modifications to the severance packages of certain employees. In the second quarter of 2003, we implemented a reduction in force in our Tempe and Palo Alto locations. As a result of the reduction in force during the second quarter, we incurred a charge and made cash payments of $0.1 million relating to employee severance packages. The charge of $0.1 million is reflected in cost of sales in our condensed consolidated statements of operations.

Three Months Ended September 28, 2003 compared with Three Months Ended September 29, 2002

Net revenues. Our net revenues decreased $4.4 million, or 27.0%, from $16.3 million for the third quarter of 2002 to $11.9 million for the third quarter of 2003. Our sales to the automotive glass market decreased by $1.2 million, or 17.1%, from $7.0 million in the third quarter of 2002 to $5.8 million in the third quarter of 2003. The decline in automotive glass sales was primarily due to lower sales volume as a result of increased competition from coated glass manufacturers, and a slowdown in sales by several major European automobile manufacturers. Our sales to the electronic display market decreased by $1.7 million, or 34.0%, from $5.0 million in the third quarter of 2002 to $3.3 million in the third quarter of 2003. The decrease in our electronic display revenues resulted primarily from a decrease in revenues from cathode ray tube, or CRT, film products. The decline in CRT film products was primarily due to lower selling prices and lower unit volumes, which we believe is a result of the decline of CRT technology as the primary technology used in computer monitors. The decrease in our revenue from CRT film products was partially offset by increased sales of our reflective film products used in liquid crystal displays, or LCDs, which provide backlighting for laptop computers, and our plasma display film product, or PDP, which provides electronic and infrared shielding for the PDP market. Our sales to the architectural market decreased $1.5 million, or 34.9%, from $4.3 million in the third quarter of 2002 to $2.8 million in the third quarter of 2003. The decrease was primarily attributable to a reduction in orders of our Heat Mirrorr product from several architectural customers, and the loss of a major architectural customer. As a result of the proceeding factors, we do not anticipate quarterly revenue for the fourth quarter of 2003 to exceed the results achieved in the third quarter of 2003.

Cost of sales. Cost of sales consists primarily of materials and subcontractor services, labor and manufacturing overhead. Cost of sales decreased $1.5 million, or 12.8%, from $11.7 million in the third quarter of 2002, to $10.2 million in the third quarter of 2003. Facility costs, depreciation expense and labor costs comprise the majority of the Company's manufacturing expenses. These costs are relatively fixed and do not fluctuate significantly. As a result of these fixed costs, the increase in cost of sales as a percentage of revenue was primarily the result of lower revenues in the third quarter of 2003 as compared to the same period last year.

Gross profit and gross margin. Our gross profit decreased $2.9 million, or 63.0%, from $4.6 million in the third quarter of 2002, to $1.7 million in the third quarter of 2003. Our gross margin declined from 28.2% in the third quarter of 2002, to 14.3% in the third quarter of 2003. The decreases in gross profit and gross margin in the third quarter of 2003 from the same period in 2002 were due to decreased revenues, combined with relatively fixed manufacturing expenses.

Operating Expenses

Research and development. Research and development spending decreased $0.3 million, or 15.8%, from $1.9 million in the third quarter of 2002, to $1.6 million in the third quarter of 2003. Research and development expenses increased from 11.7% of net revenues in the third quarter of 2002, to 13.4% of net revenues in the third quarter of 2003. The decrease in our research and development spending during the third quarter of 2003 was primarily attributable to lower labor and occupancy costs, which were partially offset by an increase in materials that were used in on-going research and development activities.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. These expenses increased $0.5 million, or 20.8%, from $2.4 million in the third quarter of 2002, to $2.9 million in the third quarter of 2003. The increase in expenses was primarily the result of increased sales and marketing headcount and higher travel expenses by our sales staff.

Impairment charge for long-lived assets. During 2003, we experienced shortfalls in revenue compared to our budget and expected revenues. We missed our revenue targets in the first, second and third quarters as a result of continuing reductions in demand for our products in our principal markets for automotive, display and architectural products. We entered into an agreement with Mitsui Chemicals, Inc in the third quarter. However, higher revenues from this contract will not be realized until 2004. In addition, in the third quarter of 2003 we determined that, due to reduced demand for our automotive and architectural products, anticipated revenues through the remainder of 2003 and 2004 would be substantially below expected as well as historical levels. The reduced demand for our automotive, architectural and display products was believed to be caused by the slump in PC sales worldwide as well as declines in certain residential and commercial construction markets as a result of the economic recession in the U.S. Because our Dresden operations have a lower operating cash break-even point compared to our U.S. operations, we believed an impairment analysis of the assets of our U.S. operations was necessary at September 28, 2003. Therefore, we performed an evaluation of the recoverability of long-lived assets related to the US business at September 28, 2003 in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of long-Lived Assets". Our evaluation concluded that the undiscounted expected future cash flows were less than the carrying values of these assets, and an impairment charge was required. The impairment charge represents the amount required to write-down long-lived assets to our best estimate of this operation's future discounted cash flows. As a result of our assessment we recorded a non-cash, impairment charge of $19.4 million. The factors considered by us in performing this assessment included current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Income (loss) from operations. Income from operations decreased from $0.3 million in the third quarter of 2002, to a loss of $22.2 million for the same period in 2003. The decline was due to an impairment charge for long-lived assets, lower revenues, relatively fixed manufacturing expenses, and higher selling, general and administrative expenses, which were partially offset by lower research and development expenses.

Interest expense, net. Net interest expense decreased $0.1 million, or 25.0%, from $0.4 million in the third quarter of 2002, to $0.3 million in the third quarter of 2003. The reduction in interest expense was primarily attributable to lower interest rates and the reduction of our total outstanding term debt, by $1.9 million from $20.3 million at September 29, 2002, to $18.4 million at September 28, 2003.

Other income (loss), net. Other income (loss), net includes interest income and foreign exchange transaction gains and losses. Other income (loss) decreased from other income of $0.2 million in the third quarter of 2002, to other loss of $0.2 million in the third quarter of 2003. The decrease in other income (loss) was primarily attributable to foreign currency losses and lower interest income due to a decrease in our average cash balances. Some of our transactions with foreign suppliers are denominated in foreign currencies, principally the Japanese Yen. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.

Income (loss) before provision (benefit) for income taxes. We recorded a pre-tax profit of $0.1 million in the third quarter of 2002, compared to a pre-tax loss of $22.7 million in the third quarter of 2003. The decline during the third quarter of 2003 from the same period in 2002 was due to an impairment charge for long-lived assets, lower revenues, and relatively fixed manufacturing expenses during the 2003 period, which were partially offset by lower research and development expenses and lower interest expense.

Income taxes. Income taxes increased $85,000, or 708%, from a provision of $12,000 in the third quarter of 2002, to a provision of $97,000 in the third quarter of 2003. The increase in income taxes was primarily attributable to a provision to accrue foreign income tax of $75,000 during the third quarter of 2003.

Nine Months Ended September 28, 2003 compared with Nine Months Ended September 29, 2002

Net revenues. Our net revenues decreased $12.7 million, or 23.0%, from $55.2 million for the first nine months of 2002 to $42.5 million for the first nine months of 2003. Our sales to the automotive glass market decreased by $2.4 million, or 11.5%, from $20.9 million in the first nine months of 2002 to $18.5 million in the first nine months of 2003. The decline in automotive glass sales was primarily due to lower unit sales volume and reductions in our selling prices as a result of increased competition from coated glass manufacturers, and a slowdown in sales by several European automobile manufacturers to which we sell our products. Our sales to the electronic display market decreased by $4.5 million, or 22.0%, from $20.5 million in the first nine months of 2002 to $16.0 million in the first nine months of 2003. The decrease in our electronic display revenues resulted primarily from a decrease in revenues from cathode ray tube, or CRT, film products. The decline in CRT film product was primarily due to lower selling prices and lower unit volumes, which we believe is a result of the decline of CRT technology as the primary technology used in computer monitors. The decrease in our revenue from CRT film products was partially offset by increased sales of our reflective film products used in liquid crystal displays, or LCDs, which provide backlighting for laptop computers, and our plasma display film product, or PDP, which provides electronic and infrared shielding for the PDP market. Our sales to the architectural market decreased $5.9 million, or 42.8%, from $13.8 million in the first nine months of 2002 to $7.9 million in the first nine months of 2003. The decrease was primarily attributable to a reduction in orders of our Heat Mirrorr product from several architectural customers, and the loss of a major architectural customer.

Cost of sales. Cost of sales decreased $2.3 million, or 6.2%, from $37.1 million in the first nine months of 2002, to $34.8 million in the first nine months of 2003. Cost of sales as a percentage of net revenue increased from 67.2% in the first nine months of 2002, to 81.9% for the same period in 2003. Facility costs, depreciation expense and labor costs comprise the majority of our manufacturing expenses. These costs are relatively fixed and do not fluctuate proportionately with net revenues. As a result of these fixed costs, the increase in cost of sales as a percentage of revenue was primarily the result of lower revenues in the first nine months of 2003 as compared to the same period last year.

Gross profit and gross margin. Our gross profit decreased $10.6 million, or 58.2%, from $18.2 million in the first nine months of 2002, to $7.6 million in the first nine months of 2003. Our gross margin declined from 32.9% in the first nine months of 2002, to 17.9% in the first nine months of 2003. The decreases in gross profit and gross margin during the first nine months of 2003 from the same period in 2002 were due to decreased revenues and relatively fixed manufacturing expenses.

Operating Expenses

Research and development. Research and development spending decreased $0.9 million, or 15.8%, from $5.7 million in the first nine months of 2002, to $4.8 million in the first nine months of 2003. Research and development expenses increased from 10.3% of net revenues in the first nine months of 2002, to 11.3% of net revenues in the first nine months of 2003. The decrease in our research and development spending during the first nine months of 2003 was primarily attributable to lower labor and occupancy costs, which were partially offset by an increase in materials that were used in on-going research and development activities. The increase in our research and development spending as a percentage of revenues was primarily the result of lower revenues in the first nine months of 2003 as compared to the same period last year.

Selling, general and administrative. Selling, general and administrative expenses decreased $0.4 million, or 4.4%, from $9.1 million in the first nine months of 2002, to $8.7 million in the first nine months of 2003. Selling, general and administrative expenses, as a percentage of revenue, increased from 16.5% in the first nine months of 2002, to 20.5% in the first nine months of 2003. The decrease in expenses in the first nine months of 2003 was mainly the result of lower employment compensation costs. The increase in our selling, general and administrative expenses as a percentage of revenues was primarily the result of lower revenues in the first nine months of 2003.

Impairment charge for long-lived assets. As a result of a significant revision to US revenue projections, management performed an evaluation of the recoverability of long-lived assets related to the US and recorded an impairment charge of $19.4 million during the third quarter. The factors considered by management in performing this assessment included current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Income (loss) from operations. Income from operations decreased from $3.3 million in the first nine months of 2002, to a loss of $25.2 million for the first nine months of 2003. The decline was due to an impairment charge in the third quarter for long-lived assets, lower revenues, and relatively fixed manufacturing expenses, which were partially offset by lower research and development expenses, selling, general and administrative expenses.

Interest expense, net. Net interest expense decreased $0.6 million, or 42.9%, from $1.4 million in the first nine months of 2002, to $0.8 million in the first nine months of 2003. The reduction in interest expense was primarily attributable to lower interest rates and the reduction of our overall debt, by $10.4 million from $20.3 million at September 29, 2002, to $18.4 million at September 28, 2003.

Other income (loss), net. We recorded other income of $0.7 million in the first nine months of 2002, compared with $0.2 million in the first nine months of 2003. The decrease in other income, net was primarily attributable to foreign currency fluctuations. Some of our transactions with foreign suppliers are denominated in foreign currencies, principally the Japanese yen, and revenue from certain customers is denominated in euros. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.

Income (loss) before provision (benefit) for income taxes. We recorded a pre-tax profit of $2.6 million in the first nine months of 2002, compared to a pre-tax loss of $25.9 million in the first nine months of 2003. The decline in the 2003 period from the 2002 period was due to an impairment charge in the third quarter for long-lived assets, lower revenues, and relatively fixed manufacturing expenses during the 2003 period, which was partially offset by lower research and development expenses, lower selling, general and administrative expenses and lower interest expense.

Income taxes. Income taxes increased $0.4million, or 400%, from a benefit of $0.1 million in the first nine months of 2002, to a provision of $0.3 million in the first nine months of 2003. The increase in income taxes was primarily attributable to a provision to accrue foreign income tax of $0.3 million during the first nine months of 2003. In addition, during 2002 the Federal government enacted legislation that established a tax holiday on alternative minimum tax obligations for 2001 and 2002 for which we received a refund during the second quarter of 2002.

Liquidity and Capital Resources

Liquidity:

Our cash and cash equivalents decreased by $1.4 million from $2.0 million at December 31, 2002, to $0.6 million at September 28, 2003. As a result of our current cash position, combined with current negative cash flows and defaults under our credit agreements, there is substantial doubt as to our ability to continue as a going concern. Cash used in operating activities in the first nine months of 2003 increased by $0.6 million, from $0.4 million expended during the first nine months of 2002, to $1.0 million expended during the first nine months of 2003. Net loss increased to $26.2 million for the first nine months of 2003, primarily as a result of an impairment charge of $19.4 million recorded in the third quarter, compared to net income of $2.7 million for the first nine months of 2002. The decline in cash used in operating activities was primarily the result of a net loss for the first nine months of 2003, a decrease in accounts payable and accrued liabilities, and a reduction in accounts receivable, and inventory. The cash used in investing activities decreased by $4.3 million, to $2.5 million used in the first nine months of 2003, compared to cash used in investing activities of $6.8 million in the first nine months of 2002. The decrease was primarily attributable to lower capital expenditures and a reduction in restricted cash. Cash generated from financing activities decreased by $10.4 million, to $2.3 million provided during the first nine months of 2003, from $12.7 million provided during the first nine months of 2002. The decrease was primarily attributable to significantly less cash received through exercise of employee stock options, partially offset by additional borrowings from our line of credit during the first nine months of 2003 and the effect of cash generated by a follow-on public offering in the third quarter of 2002.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants and investment allowances. Since 1999 through September 28, 2003, we had received $7.9 million cumulatively of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets in our Dresden manufacturing facility. If we fail to meet certain requirements in connection with these grants, the Saxony government has the right to demand repayment of the grants (see Note 7 - Government Grants and Investment Allowances, in the notes to condensed consolidated financial statements included in this filing). Additionally, we have received $0.5 million of Saxony government grants that as of September 28, 2003 were recorded as an advance until we earn the grant through future expenditures. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek total investment grants and allowances for any year in excess of 33% of our eligible capital expenditures for that year. We expect to continue to finance a portion of our capital expenditures in Dresden with additional grants from the Saxony government and additional loans from German banks, some of which may be guaranteed by the Saxony government. However, we cannot guarantee that we will be eligible for or will receive additional grants in the future from the Saxony government. Under the terms of our grant agreement with the Saxony government, we are required to meet investment and hiring targets by June 30, 2006. If we fail to meet those targets, the Saxony government is permitted to require us to repay all grants and investment allowances previously received by us from the Saxony government.

Borrowing arrangements:

On May 16, 2003, we entered into credit agreements for a $10.0 million receivables financing line of credit (which were amended on June 16, 2003) with a financial institution that expires on May 16, 2004, subject to automatic one-year renewals unless terminated at any time by either party. The line of credit bears an annual interest rate of 7% above the financial institution's Base Rate (which was 4.25% at September 28, 2003), and is calculated based on the average daily accounts receivable against which we have borrowed. Half of the $10.0 million line of credit is represented by a $5.0 million credit line, guaranteed by the United States Export- Import Bank ("EXIM"). Availability under the EXIM line is limited to 80% of eligible foreign receivables acceptable to the lender. The remaining $5.0 million portion of the $10.0 million credit line is supported by domestic receivables. Availability under the domestic line of credit is limited to 70% of eligible domestic receivable acceptable to the lender. The financial institution reserves the right to lower the 70% and 80% of eligible receivable standards for borrowings under the credit agreements. In connection with the line of credit, we granted to the bank a lien upon and security interest in, and right of set off with respect to all of our right, title and interest in all personal property and other assets, other than certain of our Dresden assets and properties. The borrowing arrangements require us to maintain minimum net tangible net worth of $33.0 million, a current ratio of at least 0.70, and revenues equal to or greater than 80% of revenues projected. As part of the agreements, we incurred and paid a one-time commitment fee of $0.1 million in the second quarter of 2003, which will be amortized over the life of the agreements. As of September 28, 2003, we had approximately $3.1 million of borrowings outstanding and $0.6 million of availability under the line of credit. At September 28, 2003, we were not in compliance with the minimum tangible net worth covenant set forth in the credit agreements, and, therefore, were in default under these agreements. At December 31, 2001 and 2002, we were not in compliance with certain of the covenants of the guarantee by Teijin of the Japanese bank loan. Teijin and the Japanese bank waived the defaults under Teijin's guarantee of the loan that may exist for any measurement period through and including September 30, 2003 arising out of our failure to comply with the minimum quick ratio, tangible net worth and maximum debt/tangible net worth covenants. The waiver was conditioned on our agreement to prepay $2.5 million of the debt out of the proceeds of our follow-on public offering, which prepayment of $2.5 million along with a scheduled principal payment of $1.25 million was made on November 6, 2002. On May 6, 2003, we made a scheduled payment of $1.25 million. Under the terms of the loan agreement, the remaining balance of $1.25 million outstanding under this loan at September 28, 2003 was due on November 6, 2003. Accordingly, we have classified it as current. We did not make the payment of $1.25 million on November 6, 2003; therefore, we are currently in default of the loan and the guarantee agreements.

Our borrowing arrangements with various German banks as of September 28, 2003 are described in Note 6 - Term Debt in the condensed consolidated financial statements in this filing. We are in compliance with all of the covenants of the German bank loans, and we have classified $9.2 million outstanding under the German bank loans as a long-term liability at September 28, 2003.

We are in default under a master sale-leaseback agreement with respect to two of our production machines. We have withheld lease payments in connection with a dispute with the leasing company. An agent purporting to act on behalf of the leasing company filed suit against us to recover the unpaid lease payments and the alleged residual value of the machines, totaling $6.5 million in the aggregate. We are currently in settlement negotiations with the agent (See Note 9 - Contingencies, in the notes to unaudited condensed consolidated financial statements included in this filing). The leasing company holds a security interest in the production machines and may be able to repossess them. As a result, we have classified all $3.0 million outstanding under those agreements as short-term capital lease liabilities as of September 28, 2003. On November 11, 2003, we entered into a letter agreement with Needham & Company, Inc. ("Needham"), outlining the principal elements of a proposed financing and proposed guarantees of an increase in the borrowing capacity under our receivables financing line of credit. Pursuant to the letter, we have agreed to negotiate in good faith definitive agreements with respect to the proposed guarantees and financing, subject to the satisfactory completion by Needham of its due diligence review of our company.

Pursuant to the letter agreement, the definitive agreements would provide that Needham would guarantee $1,500,000 of additional borrowing by us under our existing Domestic Factoring Agreement with Pacific Business Funding, a division of Cupertino National Bank, which is a subsidiary of Greater Bay Bancorp ("PBF"), upon the satisfaction, in Needham's reasonable discretion, of certain conditions, including the agreement by the parties on the form of guarantee. In addition, Southwall would grant Needham board observer rights and appoint George Boyadjieff as the chairman of the board of directors. In connection with this guarantee, we would issue Needham a five year warrant to purchase a number of shares of our common stock equal to 5% of the total shares outstanding, at a nominal exercise price.

The definitive agreements would further provide that Needham would guarantee an additional $500,000 under the PBF facility upon the satisfaction, in Needham's reasonable discretion, of additional conditions. These additional conditions would include the receipt of concessions from creditors and landlords. In connection with this additional guarantee, we would issue Needham an additional five year warrant to purchase a number of shares of our common stock equal to 5% of the total shares outstanding, at a nominal exercise price.

Pursuant to the letter agreement, the definitive agreements would further provide that, following the extension of credit described above, Needham would agree to purchase from us, and we would agree to sell to Needham, 1,000,000 shares of a newly- issued convertible preferred stock at a price of $1.00 per share, upon the completion, in Needham's reasonable discretion, of certain restructuring measures. The preferred stock would be convertible on a one-for-one basis into our common stock, have a preference over the common stock in the event of a liquidation or winding up of our Company, and carry a cumulative dividend of 10% per annum along with other protective and anti-dilution provisions. In connection with this purchase of our preferred stock, Needham would receive an additional five year warrant to purchase a number of shares of our common stock equal to 5% of the total shares outstanding, at a nominal exercise price.

The definitive agreements would further provide that Needham would agree to purchase from us, and we would agree to sell to Needham, an additional 2,000,000 shares of the newly-created convertible preferred stock at a price of $1.00 per share upon satisfaction, in Needham's reasonable discretion, of certain conditions. These conditions would include our having attained certain revenue levels for the first quarter of 2004 from current business lines and the achieving of cash flow break-even at quarterly revenue levels below third quarter 2003 levels. In connection with this second purchase of our preferred stock, Needham would receive an additional warrant to purchase a number of shares of our common stock equal to 4% of the total shares outstanding, at a nominal exercise price.

If all of the transactions contemplated by the letter agreement between us and Needham are consummated, we will receive guarantees with respect to an additional $2,000,000 of borrowing under our factoring agreement with PBF and $3,000,000 in cash, in exchange for warrants to purchase an aggregate number of shares of common stock equal to approximately 19% of the shares outstanding before such issuance and 3,000,000 shares of a newly-created preferred stock, which would be convertible into a number of shares of common stock equal to approximately 24% of the shares outstanding before such issuance. If Needham were to exercise all such warrants and convert all such shares of preferred stock and continue to hold the approximately 1,481,000 shares of common stock currently held by it, it would own approximately 6,864,000 shares of our common stock, or about 38% of the total shares of our company after such exercise and conversion.

In connection with the execution of the letter agreement with Needham, we issued to Needham Capital Partners a warrant to purchase 1,254,235 shares of common stock, approximately 10% of the total shares currently outstanding. The warrant, exercisable for $0.01 per share, will expire on the earlier of five years from its issuance and the execution of the definitive agreements by us, Needham and PBF. The number of shares issuable upon exercise of the warrant will increase in an amount equal to 10% of any securities issued in connection with a financing or capital raising, other than with Needham, occurring before the end of our first fiscal quarter of 2004. We granted certain registration rights to Needham Capital Partners with respect to the shares issuable upon exercise of the warrant. If the parties have not entered into definitive agreements by November 30, 2003, the letter agreement will terminate and Needham will have no obligation to extend the guarantees or purchase the shares of preferred stock, as described above.

There can be no assurance that we will enter into definitive agreements with Needham or that any of the transactions with Needham will be consummated or that, if consummated, the proceeds will be sufficient to meet our needs.

Capital expenditures

We anticipate spending approximately $3.0 million in capital expenditures in 2003, approximately $1.2 million of which will consist of progress payments for PM 10 in Dresden, approximately $1.5 million to install a new enterprise resource planning system, and approximately $1.3 million to maintain and upgrade our production facilities in Palo Alto and Tempe. For the first nine months of 2003, we incurred $2.4 million in capital expenditures, compared to $7.5 million in capital expenditures for the same period in 2002.

Financing needs:

We have prepared our consolidated financial statements assuming we will continue as a going concern and meet our obligations as they become due. We have incurred a net loss and negative cash flows from operations in the first nine months of 2003, and expect to incur net losses and negative cash flows through at least the first quarter of 2004. We are not in compliance with all of the financial covenants of our line of credit facility. Also, we did not make the scheduled principal and interest payment due on November 6, 2003 as required under the bank loan guaranteed by Teijin, and therefore, are in default of the bank loan and guarantee agreements. These events may be deemed events of default under other of our credit agreements. These factors together with our working capital position and our significant debt service and other contractual obligations at September 28, 2003, raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional financing sources, we may be unable to satisfactorily meet all of our cash commitments required to fully implement our business plans.

Item 3-Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our term loans, specifically our loan from Sanwa Bank, which is tied to the London Interbank Offered Rate, and our line of credit which bears an interest rate equal to 7% above the bank Base Rate (which was 4.25% at September 28, 2003) and is calculated based on the average daily balance of the accounts receivable against which we have borrowed. In addition, the interest rate on one of our German loans will be reset to the prevailing market rate in 2004 and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our loan from Sanwa Bank and our line of credit would have had an effect of less than $6,000 on our interest expense for the first nine months of 2003.

Investment risk: We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any floating rate securities would have had an adverse effect of less than $41,000 for the first nine months of 2003.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 89% of our total sales in the first nine months of 2003. Approximately 40% of our international revenues were denominated in euros relating to sales from our Dresden operation. The other 60% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the euro exchange rate would have had an effect of less than $1.4 million on net revenues for the first nine months of 2003 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been less than $0.8 million for the first nine months of 2003.

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

Risk Factors

Financial Risks

Our working capital position, financial commitments and historical performance raise substantial doubt about our ability to continue as a going concern.

We have prepared our consolidated financial statements assuming we will continue as a going concern and meet our obligations as they become due. We incurred a net loss and negative cash flows from operations in 2002 and the first nine months of 2003 and expect to incur net losses through the rest of 2003 and the first quarter of 2004. We failed to make the final payment of $1.25 million on our Japanese bank loan due on November 6, 2003. These factors together with our working capital position and our significant debt service and other contractual obligations at September 28, 2003, raise substantial doubt about our ability to continue as a going concern without restoring profitable operations, generating cash flow from operating activities and obtaining additional financing. These and other factors related to our business during recent years, including the restatement in 2000 of our financial statements for prior periods, operating losses in 1998, 1999, 2000, 2002, and the first nine months of 2003, our past failure to comply with covenants in our financing agreements and suspension of trading of our common stock on NASDAQ in 2000 may make it difficult for us to secure the required additional borrowings on favorable terms or at all. We intend to seek additional borrowings or alternative sources of financing, however, difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures, ability to comply with the terms of government grants and our ability to continue as a going concern.

The proposed transaction with Needham & Company, Inc. may have a negative effect on our stock price, may not be sufficient to allow us to continue as a going concern, or may not happen at all.

On November 11, 2003, we entered into a letter agreement with Needham & Company, Inc., outlining the principal elements of a proposed financing and proposed guarantees of an increase in the borrowing capacity under our line of credit facility. In connection with the execution of the letter agreement, we issued to Needham a warrant to purchase approximately 10% of our total outstanding common stock at a nominal exercise price. The execution of the definitive agreements and the consummation of each of the transactions contemplated therein are subject to a number of conditions, some of which are outside of our control. If we do not enter into definitive agreements with Needham, we will have sold 10% of our company for a nominal price. Even if we do enter into definitive agreements with Needham, our lenders, landlords, lessors and other creditors may not agree to amendments of their arrangements with us which would allow us to consummate some or all of the transactions contemplated by the letter agreement, or other conditions may not be satisfied. The guarantees and the proceeds from the stock sales in the transactions may not be sufficient to allow us to meet our obligations or otherwise continue as a going concern, or market analysts and investors may not look favorably on the transactions which would cause our stock price to decline. If Needham were to exercise all warrants and convert all preferred stock received in the transactions while maintaining its current ownerships of common stock, it would own approximately 38% of the total shares of our stock outstanding. If all of the transactions with Needham are consummated and the shares and warrants are issued, our shareholders may suffer material dilution. As our largest stockholder and the guarantor of our line of credit, Needham could prevent us from seeking additional borrowings or alternative sources of financing that we require for future operations or otherwise control the company in ways that might have a material adverse effect on the company or our stock price. Covenants or defaults under our credit agreements may prevent us from borrowing or force us to curtail our operations.

As of September 28, 2003, we had total outstanding obligations under our credit agreements of $18.4 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. On November 6, 2003, we failed to make the final payment of $1.25 million due on our Japanese bank loan. Therefore, we are currently in default under this loan. Our current credit facilities contain financial covenants that will require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. At September 28, 2003 we were not in compliance with the minimum tangible net worth covenant set forth in the credit agreements in our factoring line of credit facility and subsequently were in default. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

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

In connection with our current borrowing facilities and financing arrangements, we have granted security interests in and liens on substantially all of our assets, including our production machines and our Dresden facility, to secure the loans. We are currently being sued under a master sale-leaseback agreement with respect to two of our production machines because we have withheld lease payments in connection with a dispute with the leasing company. The leasing company holds a security interest in the production machines and may be able to repossess those machines. If the leasing company or the Japanese bank were to repossess one or more of those machines, our ability to produce product would be materially impaired. Our revenues, gross margins and operating efficiency would also be materially adversely affected. On November 6, 2003, we failed to make the final payment of $1.25 million to our Japanese bank loan. Therefore, we are currently in default under this loan. At September 28, 2003 we were not in compliance with the minimum tangible net worth covenant set forth in the credit agreements in our factoring line of credit facility. Our obligations under our secured credit facilities contain cross-default and cross-acceleration provisions and provisions that allow the lenders to declare the loans immediately due if there is a material adverse change in our business. If we default under the credit facilities or financing arrangements the lenders could declare all of the funds borrowed there under, together with all accrued interest, immediately due and payable. If we are unable to repay such indebtedness, the lenders could foreclose on the pledged assets. If the lenders foreclose on our assets, we would be forced to significantly curtail or even cease our operations.

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

We may not be able to maintain our listing on Nasdaq, which would affect the liquidity of our stock.

Our common stock is currently listed on Nasdaq.We must satisfy a number of requirements to maintain our listing on Nasdaq, including maintaining a minimum bid price for our common stock of $1.00 per share. As of November 13, 2003, the price of our common stock was $1.04. If all of the transactions contemplated in the November 11, 2003 letter agreement between us, and Needham & Company, Inc were consummated, and if Needham eventually acquired more than 20% of our outstanding shares of common stock, we would be required, under Nasdaq's regulations, to submit the agreement to our shareholders for approval. However, we intend to file a hardship exemption application with Nasdaq to waive approval by our shareholders. If Nasdaq denies our application, and we do not obtain approval of this transaction from our shareholders, failure to obtain shareholder approval could result in sanctions imposed by Nasdaq, which could result in the de-listing of our common stock from the Nasdaq exchange.

If our common stock loses its Nasdaq status, it would likely trade on the Over the Counter Bulletin Board maintained by Nasdaq, which is viewed by most investors as a less desirable, less liquid marketplace.

We expect to be subject to increased foreign currency risk in our international operations.

Approximately 15% and 37% of our total revenues in 2002 and the first nine months of 2003, respectively, were denominated in euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. As a result, our operating results and cash flows may vary due to fluctuations of the euro against the dollar. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily Japanese Yen.

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

Our ten largest customers accounted for approximately 85%, 85%, 84% and 85% of net sales in 2000, 2001, 2002, and the first nine months of 2003 respectively. We have contracts extending past 2003 with only three of these customers. We expect to continue to derive a significant portion of our net sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology-direct-to-glass sputtering-as an alternative to our window films, which in 2002 and the first nine months of 2003 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

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

  changes in the way coatings are applied to alternative substrates such as tri-acetate cellulose, or TAC;

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

We rely upon our OEM customers for information relating to the development of new products so that we are able to meet end- user demands.

We rely on our OEM customers to inform us of opportunities to develop new products that serve end-user demands. If our OEM customers do not present us with market opportunities early enough for us to develop products to meet end-user needs in a timely fashion, or if the OEMs fail to anticipate end-user needs at all, we may fail to develop new products or modify our existing products for the end- user markets for our products. In addition, if our OEM customers fail to accurately anticipate end-user demands, we may spend resources on products that are not commercially successful.

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

Our newest production machine (PM 10) is at our Dresden manufacturing facility and began commercial production in the first quarter of 2003. During the processes of bringing PM 10 up to commercial production levels, we experienced decreased manufacturing yields and higher costs, which lowered our gross margins.

We are dependent on key suppliers of materials, which may prevent us from delivering product in a timely manner.

We manufacture all of our products using materials procured from third-party suppliers. We do not have long-term contracts with our third-party suppliers. Certain of the materials we require are obtained from a limited number of sources. Delays or reductions in product shipments could damage our relationships with customers. Further, a significant increase in the price of one or more of the materials used in our products could have a material adverse effect on our cost of goods sold and operating results.

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

Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. For example, due to the deteriorating economic environment, sales by flat cathode ray tube manufacturers decreased in 2001 and further in 2002, contributing to our electronic display product revenues declining by 38% 2001, and another 11% for 2002. Mitsubishi Electric is the only CRT manufacturer that buys our anti-reflective ("AR") film and it has decided to consolidate all of its manufacture of this product to Japan. In connection with that consolidation, Mitsubishi expects to cease production of the 17" AR product in its Mexico plant by the third quarter of 2003. We expect to continue to produce AR product in the 22" and 19" sizes for Mitsubishi Electric. We expect a further reduction in revenues of the AR product in succeeding years. If the flat display and other electronic display markets in which we sell our products do not recover or experience further slowdowns in the future, it could cause revenues from our electronic display products to decrease further.

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

Our success depends in large part upon our proprietary technology. We rely on our know-how, as well as a combination of patent, trademark and trade secret protection, to establish and protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. Our means of protecting our proprietary rights may not be adequate. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. In the next three years, one of our U.S. patents relating to our architectural products will expire. Expiration of these patents or our failure to adequately protect our proprietary rights may allow third parties to duplicate our products or develop functionally equivalent or superior technology. In addition, our competitors may independently develop similar technology or design around our proprietary intellectual property.

Our business is susceptible to numerous risks associated with international operations.

We have expanded our operations and hired additional personnel to address international markets for the thin film coatings industry. International revenues amounted to approximately 85%, 87%, 85% and 89% of our net revenues during 2000, 2001, 2002, and the first nine months of 2003 respectively. The distance between all three of our manufacturing locations creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

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

In the ordinary course of business, we have periodically become engaged in litigation principally as a result of disputes with customers of our architectural products. We have settled some of these suits and others are pending. We may become engaged in similar or other lawsuits in the future. For example, on June 18, 2002, we were named as a defendant, along with Bostik, Inc. in a lawsuit regarding the allegation that a sealant provided by a third party and used with our film was defective, and as a result the plaintiff has suffered elevated warranty replacement claims and costs. Some of our products that have been the basis for lawsuits against us could be the basis for future lawsuits. An adverse outcome in the defense of a warranty or other claim could subject us to significant liabilities to third parties. Any litigation, regardless of the outcome, could be costly and require significant time and attention of key members of our management and technical personnel.

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

Item 4-Controls and Procedures

As of September 28, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that as of the date of such evaluation, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. The Company notes, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and the Company cannot assure you that any system of internal controls will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of their evaluation.

PART II-OTHER INFORMATION

Item 1-Legal Proceedings

The Company is a defendant in an action entitled "Portfolio Financial Servicing Company v. Southwall Technologies Inc.," which was filed in state court in Utah on May 22, 2002. This action arises out of sale-leaseback agreements, which the Company entered into with an entity formerly known as Matrix Funding Corporation, or Matrix, in 1999 in connection with the acquisition of two of the Company's production machines. Matrix thereafter filed bankruptcy proceedings. Plaintiffs in the action are Bank of America, which alleges that it is the successor in interest to Matrix, and Portfolio Financial Servicing Company which claims to be an agent of the successor to Matrix. The plaintiffs demand payment of $6.5 million, which they allege constitute unpaid lease payments, plus the alleged residual value of the equipment, less monies that Matrix owes to Southwall. The Company asserts that Matrix violated certain material terms of the lease and intends to defend the action vigorously. The Company and the plaintiffs entered into a settlement agreement on July 31, 2003, pursuant to which this claim would have been extinguished by payment from the Company to the plaintiffs of $2.5 million. The settlement agreement was subject to the satisfaction of certain conditions, which were required to be fulfilled on or before October 1, 2003, including the payment of the settlement amount, substantially all of which the Company may need to borrow. The conditions were not satisfied by October 1, 2003, and the settlement agreement terminated. The Company is in discussions with the plaintiffs to achieve a revised settlement agreement. Pursuant to the settlement agreement, the Company paid the plaintiffs $250,000, which have been applied against the alleged unpaid lease obligations.

In July 2002, the Company was served with a complaint in a lawsuit captioned "Hurricane Glass v. Southwall Technologies Inc. and V-Kool, Inc." filed in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida. The complaint alleges that Hurricane was a distributor of the Company's "Solis" product, that Hurricane's customers experienced various problems and failures with the product and that, as a result, Hurricane was required to perform repairs and replacements under its warranty provisions. The complaint alleges approximately $0.4 million in damages against both defendants. The Company filed a motion to dismiss based on improper venue, which was denied. On June 4, 2003, the Court of Appeals overturned the lower court's order and granted the Company's motion to dismiss. On October 20, 2003, the Company was served with a substantially similar lawsuit captioned "Hurricane Glass Shield, Inc. v. Southwall Technologies, Inc." filed in the Superior Court of the State of California in Santa Clara, California. The Company's answer or other response to the lawsuit is not yet due.

Other litigation filed against the Company was described under Item 3 in the Company's Form 10-K filed on March 31, 2003 (as amended by the Company's Form 10-K/A filed on April 9, 2003). No other material developments have occurred with respect to the litigation described therein.

In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, its consolidated financial position, its results of operations, or its operating cash flows.

Item 2-Changes in Securities and Use of Proceeds

Not applicable.

Item 3-Defaults upon Senior Securities

Not applicable.

Item 4-Submission of Matters to a Vote of Stockholders

None.

Item 5-Other Information

None.

Item 6-Exhibits and Reports on Form 8-K

Exhibit Number	Item
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) Exhibits

(b) Reports on Form 8-K

On July 29, 2003, the Company filed a Current Report on Form 8-K, furnishing under Item 12 a press release announcing the Company's earnings results for the second quarter of 2003, which contained the condensed consolidated Income Statement for the second quarter and six months ended June 29, 2003 and June 30, 2002, Statements of Cash Flows for the quarters ended June 29, 2003 and June 30, 2002, and the condensed consolidated Balance Sheet for the periods ended June 29, 2003 and December 31, 2002.

On October 21, 2003, the Company filed a Current Report on Form 8-K, furnishing under Item 12 a press release announcing the Company's earnings results for the third quarter of 2003, which contained the condensed consolidated Income Statement for the third quarter and nine months ended September 28, 2003 and September 29, 2002, Statements of Cash Flows for the quarters ended September 28, 2003 and September 29, 2002, and the condensed consolidated Balance Sheet for the periods ended September 28, 2003 and December 31, 2002.

On November 12, 2003, the Company filed a Current Report on Form 8-K (which was subsequently amended on November 13, 2003 by an 8-K/A), disclosing under Item 5 the letter agreement dated November 11, 2003 between the Company and Needham and outlining the principal elements of a proposed financing and proposed guarantees of an increase in the borrowing capacity under the Company's receivables financing line of credit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 17, 2003

By:	Thomas G. Hood Thomas G. Hood President and Chief Executive Officer
By:	/s/ Michael E. Seifert Michael E. Seifert Sr. Vice President and Chief Financial Officer