Form 10-Q/A
period 2003-09-28
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2003-11-19
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

This Form 10-Q/A amends and restates the Quarterly Report on Form 10-Q for Southwall Technologies Inc. (the "Company") for the quarterly period ended September 28, 2003 as filed with the Securities and Exchange Commission on November 17, 2003 (the "Original Filing") and is being filed due to a filing error. The Company's (i) Unaudited Condensed Consolidated Balance Sheets at September 28, 2003 and December 31, 2002, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 28, 2003 and September 29, 2002, and (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month period ended September 28, 2003 and September 29, 2002, in the Original Filing did not include the non-cash, impairment charge of $19.4 million recognized by the Company at September 28, 2003. For a description of the impairment charge see Note 2 - Impairment of Long-Lived Assets to the accompanying condensed consolidated financial statements.

Southwall Technologies Inc.
QUARTERLY REPORT ON FORM 10-Q/A FOR THE PERIOD ENDED SEPTEMBER 28, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Southwall Technologies Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

                                                                      September 28,   December 31,
                                                                          2003           2002
                                                                      -------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents........................................ $         590  $      1,998
   Restricted cash..................................................           542           531
   Accounts receivable, net of allowance for bad debts of $722
     and $552 at September 28, 2003 and December 31, 2002, respectiv         7,541         8,995
   Inventories, net.................................................         6,410         8,537
   Other current assets.............................................         2,815         4,310
                                                                      -------------  ------------
   Total current assets.............................................        17,898        24,371
Property, plant and equipment, net..................................        28,793        50,251
Restricted loan proceeds............................................           963           885
Other assets........................................................           982         1,075
                                                                      -------------  ------------
   Total assets..................................................... $      48,636  $     76,582
                                                                      =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion term debt........................................ $       6,096  $      7,499
   Line of credit...................................................         3,119            --
   Accounts payable.................................................         4,783         9,244
   Accrued compensation.............................................         1,321         1,254
   Other accrued liabilities........................................         6,623         5,886
                                                                      -------------  ------------
   Total current liabilities........................................        21,942        23,883
Term debt...........................................................         9,171         9,253
Government grants advanced..........................................           596           604
Other...............................................................         1,459         2,368
                                                                      -------------  ------------
   Total liabilities................................................        33,168        36,108

Commitments and contingencies (Note 9)

Stockholders' equity:
   Common stock, $0.001 par value, 20,000 shares authorized;
      issued and outstanding 12,542 and 12,527 at September 28, 2003
      and December 31, 2002, respectively...........................            13            12
   Capital in excess of par value...................................        69,708        69,657
   Notes receivable and accrued interest............................            --          (126)
   Other comprehensive income
      Translation gain on subsidiary................................         2,002         1,032
   Accumulated deficit..............................................       (56,255)      (30,101)
                                                                      -------------  ------------
   Total stockholders' equity.......................................        15,468        40,474
                                                                      -------------  ------------
   Total liabilities and stockholders' equity....................... $      48,636  $     76,582
                                                                      =============  ============

See accompanying notes to condensed consolidated financial statements.

Southwall Technologies Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                                       Three Months Ended       Nine Months Ended
                                                     ----------------------  ----------------------
                                                       Sept 28,    Sept 29,    Sept 28,    Sept 29,
                                                        2003        2002        2003        2002
                                                     ----------  ----------  ----------  ----------
Net revenues....................................... $   11,902  $   16,290  $   42,451  $   55,235
Cost of sales......................................     10,238      11,682      34,826      37,061
                                                     ----------  ----------  ----------  ----------
Gross profit.......................................      1,664       4,608       7,625      18,174
                                                     ----------  ----------  ----------  ----------
Operating expenses
   Research and development........................      1,592       1,888       4,777       5,725
   Selling, general and administrative.............      2,896       2,385       8,707       9,127
   Impairment charge for long-lived assets.........     19,380          --      19,380          --
                                                     ----------  ----------  ----------  ----------
   Total operating expenses........................     23,868       4,273      32,864      14,852
                                                     ----------  ----------  ----------  ----------
Income (loss) from operations......................    (22,204)        335     (25,239)      3,322
Interest expense, net..............................       (325)       (413)       (834)     (1,405)
Other income (expense), net........................       (155)        215         208         682
                                                     ----------  ----------  ----------  ----------
Income (loss) before provision for income taxes....    (22,684)        137     (25,865)      2,599
Provision (benefit) for income taxes...............         97          12         288        (101)
                                                     ----------  ----------  ----------  ----------
Net income (loss).................................. $  (22,781) $      125  $  (26,153) $    2,700
                                                     ==========  ==========  ==========  ==========

Net income (loss) per share:
   Basic........................................... $    (1.82) $     0.01  $    (2.09) $     0.28
   Diluted......................................... $    (1.82) $     0.01  $    (2.09) $     0.26
Weighted average shares outstanding:
   Basic...........................................     12,542      12,094      12,534       9,712
   Diluted.........................................     12,542      12,169      12,534      10,338

See accompanying notes to condensed consolidated financial statements.

Southwall Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

                                                              Nine Months Ended
                                                           ------------------------
                                                             Sept 28,     Sept 29,
                                                              2003         2002
                                                           -----------  -----------
Cash flows used in operating activities:
   Net income (loss)..................................... $   (26,153) $     2,700
   Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
   Impairment charge for long-lived assets...............      19,380           --
   Depreciation and amortization.........................       4,923        4,357
   Loss on disposal of capital equipment.................         133           --
   Stock-based compensation charge.......................          33           --
   Interest on note receivable...........................          (4)         (22)
   Officer loan forgiveness..............................         131           --
   Change in assets and liabilities:
     Accounts receivable.................................       1,454       (1,829)
     Inventories.........................................       2,127         (814)
     Other current and non-current assets................       1,551          402
     Accounts payable and accrued liabilities............      (4,566)      (5,146)
                                                           -----------  -----------
Cash used in operating activities........................        (991)        (352)
                                                           -----------  -----------
Cash flows used in investing activities:
   Restricted cash.......................................         (77)         706
   Expenditures for property, plant and equipment
    and other assets.....................................      (2,413)      (7,531)
                                                           -----------  -----------
Net cash used in investing activities....................      (2,490)      (6,825)
                                                           -----------  -----------
Cash flows provided by financing activities:
   Proceeds from borrowings..............................          88           --
   Principal payments on borrowings......................      (2,322)      (2,528)
   Borrowings (repayments) on line of credit.............       3,119       (2,974)
   Proceeds from foreign government grants...............          --          252
   Proceeds from investment allowances...................       1,495        1,044
   Proceeds from sale of stock, net......................          --       15,128
   Proceeds from stock options and employee stock
     purchase plan exercises.............................          18        1,805
                                                           -----------  -----------
Net cash provided by financing activities................       2,398       12,727
                                                           -----------  -----------
Effect of foreign exchange rate changes on cash..........        (325)         749
                                                           -----------  -----------
Net increase (decrease) in cash and cash equivalents.....      (1,408)       6,299
Cash and cash equivalents, beginning of year.............       1,998        3,362
                                                           -----------  -----------
Cash and cash equivalents, end of period................. $       590  $     9,661
                                                           ===========  ===========
Supplemental cash flow disclosures:
   Cash paid for interest................................ $       732  $       778
   Cash paid for income taxes............................ $       184  $        72
Supplemental schedule of non-cash investing
    and financing activities:
   Notes receivable issued to exercise stock options..... $        --  $        15

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

Dated: November 19, 2003

By:	Thomas G. Hood Thomas G. Hood President and Chief Executive Officer
By:	/s/ Michael E. Seifert Michael E. Seifert Sr. Vice President and Chief Financial Officer