Form 10-K/A
period 2003-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2004-05-07
CIK 813619

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
Common Stock (Title of Class)

___________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on March 1, 2004 (based upon the closing sales price of the Common Stock on the Nasdaq National Market System on such date) was $17,718,176. For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of March 1, 2004, and Common Stock held by officers and directors of the registrant has been excluded in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares of the registrant's Common Stock outstanding on March 1, 2004 was 12,548,192.

Explanatory Note

This Form 10-K/A of Southwall Technologies Inc. (the "Company") is being filed for the purpose of correcting certain typographical and other errors in the Form 10-K for the fiscal year ended December 31, 2003, which was filed by the Company on April 14, 2004.

Corrections were made to the following sections:

  The table of contractual obligations on page 33;
  The table of deferred tax (liabilities) assets on page 59;
  The disclosure of future minimum payments under operating leases on page 63;
  The disclosure of maximum cash amounts payable under severance agreements on page 79; and
  Item 15 - the Financial Statement Schedule on page 83.

Corrections of classification errors were made to the following sections:

  Table of Selected Cash Flow Data on page 16;
  Table of Consolidated Statements of Cash Flows on page 47;
  Table showing inventory levels as of December 31, 2002 and 2003 on page 65;
  Table showing property, plant and equipment as of December 31, 2002 and 2003 on page 66; and
  Table showing principal accountant fees and services on page 82.

SOUTHWALL TECHNOLOGIES INC.
2003 ANNUAL REPORT ON FORM 10-K/A
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

We maintain a website with the address of www.southwall.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K/A. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.

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

Applied solar-control films. Our coatings for architectural applications are Solis/V-KOOL (XIR) and Huper Optik (Qx) solar-control films for the architectural glass aftermarket. This product is applied to existing windows and has a protective hard coat over the patented, transparent solar-control coating on one side and an adhesion layer on the other. Solis/V-KOOL and Huper Optik are sold through a worldwide distribution network of companies owned by or affiliated with Globamatrix.

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

Customers

Our customers include many of the world's leading OEMs in the automotive glass and electronic display markets. Our customers in the OEM automotive glass market include Saint Gobain Sekurit, Pilkington PLC, and Asahi which sell glass to automobile manufacturers including DaimlerChrysler, Renault, Audi, BMW, Volvo, Volkswagen and the PSA Group (which includes Peugot and Citroen). We currently have a supply agreement with Saint Gobain Sekurit, which runs through December 2005. Our failure to produce the required amounts of products under the agreement could result in price penalties on future sales under the agreements.

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

Architectural market. Products that provide solar control and energy conservation have been available to this market for almost 20 years. Since our introduction of our Heat Mirror suspended film product in 1979, large glass producers such as Guardian, PPG, Apogee Enterprises, Pilkington, Saint Gobain Sekurit, and Asahi, have produced their own direct-to-glass sputtered products that provide solar control and energy conservation similar to our Heat Mirror product. We estimate that in 2003 our coated substrates were used in less than 1% of the glass used worldwide in residential and commercial buildings.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSURER'S PURCHASE OF EQUITY SECURITIES

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

Consolidated Statements of Operations Data:

                                                                    Years Ended December 31,
                                                      -----------------------------------------------------
                                                        1999       2000       2001       2002       2003
                                                      ---------  ---------  ---------  ---------  ---------
                                                           (in thousands, except per share data)

Net revenues, by product
  Automotive glass.................................. $  19,477  $  20,198  $  37,385  $  25,697  $  23,245
  Electronic display................................    16,014     47,734     29,691     26,555     19,019
  Architectural.....................................    19,107     17,416     15,900     16,507     11,062
                                                      ---------  ---------  ---------  ---------  ---------
     Total net revenues.............................    54,598     85,348     82,976     68,759     53,326
Cost of sales.......................................    40,706     69,060     60,148     49,614     45,914
                                                      ---------  ---------  ---------  ---------  ---------
     Gross profit...................................    13,892     16,288     22,828     19,145      7,412
     Gross profit %.................................      25.4%      19.1%      27.5%      27.8%      13.9%

Operating expenses:
  Research and development..........................     5,249      6,732      5,456      7,685      6,714
  Selling, general and administrative...............     8,670     12,614     11,036     12,450     12,348
  Legal settlement..................................       500        536         --         --         --
  Restructuring costs...............................        --         --         --      2,624        (65)
  Impairment charge for long-lived assets...........        --         --         --         --     27,990
                                                      ---------  ---------  ---------  ---------  ---------
    Total operating expenses........................    14,419     19,882     16,492     22,759     46,987
                                                      ---------  ---------  ---------  ---------  ---------
Income (loss) from operations.......................      (527)    (3,594)     6,336     (3,614)   (39,575)
Interest expense....................................    (1,350)    (2,808)    (2,872)    (1,734)    (1,590)
Costs of warrants issued............................        --         --         --         --       (865)
Other income (expense), net.........................        62        350      1,385      1,070        419
                                                      ---------  ---------  ---------  ---------  ---------
Income (loss) before provision
     (benefit)  for income taxes....................    (1,815)    (6,052)     4,849     (4,278)   (41,611)
Provision for (benefit from)  income taxes..........        50        128        214        (87)       681
                                                      ---------  ---------  ---------  ---------  ---------
    Net income (loss)............................... $  (1,865) $  (6,180) $   4,635  $  (4,191) $ (42,292)
                                                      =========  =========  =========  =========  =========
Net income (loss) per share:
Basic ..............................................    ($0.25)    ($0.81)     $0.58     ($0.40)    ($3.37)
Diluted ............................................    ($0.25)    ($0.81)     $0.57     ($0.40)    ($3.37)

Weighted average shares of common stock and dilutive
   potential common stock:

Basic ..............................................     7,421      7,642      8,032     10,418     12,537
Diluted ............................................     7,421      7,642      8,186     10,418     12,537

Consolidated Balance Sheet Data:

                                                                           As of December 31,
                                                      -----------------------------------------------------
                                                        1999       2000       2001       2002       2003
                                                      ---------  ---------  ---------  ---------  ---------
                                                                            (in thousands)
Cash, cash equivalents and restricted cash.......... $   1,772  $      61  $   3,362  $   2,629  $   1,891
Working capital (deficit)...........................   (11,699)   (32,148)    (6,471)       588     (4,210)
Property, plant and equipment.......................    43,533     49,884     47,841     50,251     21,787
Total assets........................................    70,142     80,462     73,158     76,582     41,721
Long-term debt including current portion............    24,175     26,430     22,828     16,752     15,700
Total liabilities...................................    45,562     60,324     46,706     36,108     40,000
Total stockholders' equity .........................    24,580     20,138     26,452     40,474      1,721

Selected Cash Flow Data:

                                                                       Year-Ended December 31,
                                                      -----------------------------------------------------
                                                        1999       2000       2001       2002       2003
                                                      ---------  ---------  ---------  ---------  ---------
                                                                        (in thousands)

Cash provided by (used in) operating activities).... $   4,523  $   1,188  $  13,792  $  (2,824) $  (2,990)
Net cash used in investing activities...............   (25,942)   (12,855)    (5,698)    (6,014)    (2,775)
Net cash provided by (used in) financing activities.    19,055      9,994     (4,628)     7,679      5,548

Quarterly Financial Data:

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

Selected Quarterly Financial Information (Unaudited):

                                                                     Quarters Ended
                                                        ------------------------------------------
                                                        Mar. 31,   Jun. 30,   Sep. 29,   Dec. 31,
                                                          2002       2002       2002       2002
                                                        ---------  ---------  ---------  ---------
                                                         (in thousands, except per share amounts)
Net revenues.......................................... $  19,269  $  19,676  $  16,290  $  13,524
Cost of sales.........................................    12,425     12,954     11,682     12,553
                                                        ---------  ---------  ---------  ---------
Gross profit..........................................     6,844      6,722      4,608        971
Income (loss) before provision
   (benefit) for income taxes.........................     1,234      1,228        137     (6,877)
Net income (loss).....................................     1,181      1,394        125     (6,891)
Net income (loss) per share:
Basic ................................................      0.14       0.16       0.01      (0.55)
Diluted ..............................................     $0.13      $0.15      $0.01     ($0.55)

Weighted average shares of common stock and dilutive
   potential common stock:

Basic ................................................     8,417      8,624    12,094      12,510
Diluted ..............................................     9,277      9,552    12,169      12,510

                                                                     Quarters Ended
                                                        ------------------------------------------
                                                        Mar. 30,   Jun. 29,   Sep. 28,   Dec. 31,
                                                          2003       2003       2003       2003
                                                        ---------  ---------  ---------  ---------
                                                         (in thousands, except per share amounts)
Net revenues.......................................... $  15,221  $  15,328  $  11,902  $  10,875
Cost of sales.........................................    12,183     12,405     10,238     11,088
                                                        ---------  ---------  ---------  ---------
Gross profit..........................................     3,038      2,923      1,664       (213)
Income (loss) before provision
   (benefit) for income taxes.........................    (1,644)    (1,537)   (22,684)   (15,746)
Net income (loss).....................................    (1,659)    (1,713)   (22,781)   (16,139)
Net income (loss) per share:
Basic ................................................     (0.13)     (0.14)     (1.82)     (1.29)
Diluted ..............................................    ($0.13)    ($0.14)    ($1.82)    ($1.29)

Weighted average shares of common stock and dilutive
   potential common stock:

Basic ................................................    12,527     12,532    12,542      12,544
Diluted ..............................................    12,527     12,532    12,542      12,544

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

Cumulative operating losses, negative working capital, negative cash flows, and defaults with respect to our debt obligations, and our current cash balance raise substantial doubt about our ability to continue as a going concern. We incurred a net loss and negative cash flows from operations in 2003 and expect to incur net losses and negative cash flows through at least the third quarter of 2004. As of December 31, 2003 and March 31, 2004, our cash and cash equivalents and restricted cash were $1.8 million and $2.2 million, respectively. Our line of credit facility will expire on May 5, 2004 and we are currently in negotiations with financial institutions to renew, or replace our existing line of credit. If we are unable to maintain our existing financing sources, or procure new sources of financing we may be unable to satisfactorily meet all of the cash commitments required to fund our operations or to continue as a going concern.

Recent Financing and Related Transactions

Overview. On December 18, 2003, in order to raise cash to fund our operations and continue as a going concern, we entered into an investment agreement with Needham & Company, Inc., Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P., and Dolphin Direct Equity Partners, LP, collectively, the Investors. On February 20, 2004, we amended and restated that agreement. Under the terms of the amended and restated agreement, we agreed to issue and sell $4.5 million of Secured Convertible Promissory Notes that are convertible into our Series A 10% Cumulative Convertible Preferred Stock, par value $.001 per share, or the Series A shares, at a conversion price of $1.00 per share, together with warrants initially exercisable for 13,881,501 shares of our common stock. If the Investors were to exercise all warrants and convert all Series A shares issuable to them pursuant to the terms of the investment agreement, our senior lender, Pacific Business Funding, or PBF, were to exercise all warrants currently issued to it, and our option holders were to exercise all options currently outstanding, we would have 33,850,231 shares of common stock outstanding. We currently have 20,000,000 shares of common stock authorized under our certificate of incorporation. We expect to call a special meeting of our stockholders for the purpose of seeking approval of an amendment to our certificate of incorporation increasing the number of authorized shares available for issuance to a number that would allow us to meet fully our obligations to issue shares of capital stock under the investment agreement. If an amendment to our certificate of incorporation is not approved, the amounts due under the convertible notes will accelerate 45 days after the shareholder vote, and we will not be able meet our obligations under the investment agreement. The resulting lack of capital will prevent us from funding our operations and continuing as a going concern. The form of the amended and restated Certificate of Designation describing the preferences and rights of the Series A shares and the Amended and Restated Investment Agreement and related documents are included as exhibits to our Current Report on Form 8- K/A, dated and filed with the SEC on March 3, 2004.

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

Portfolio Financial Servicing Company, Bank of America and Lehman Brothers. On February 20, 2004, we entered into a settlement agreement with Portfolio Financial Services, Bank of America and Lehman Brothers which extinguishes a claim arising out of sale-leaseback agreements which we entered into in connection with the acquisition of two of our production machines. As part of the settlement, we agreed to pay a total of $2.0 million plus interest over a period of 6 years. The settlement requires us to make an interest payment in 2004, and beginning in 2005, we will make quarterly principal and interest payments until 2010. The action and the settlement agreement are further discussed above in "Item 3 - Legal Proceedings."

Richard A. Christina and Diane L. Christina Trust. On December 1, 2003, we reached an agreement with the Richard A. Christina and Diane L. Christina Trust (the "Trust") to modify the lease agreement for a building located in Palo Alto, CA. Under the terms of the agreement we agreed to the Trust's claim for damages in the amount of $0.3 million.

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

Valuation of inventories. We state inventories at the lower of cost or market. We establish provisions for excess and obsolete inventories after periodic evaluation of historical sales, current economic trends, forecasted sales, predicted lifecycle and current inventory levels. During 2001, 2002 and 2003, we charged $1.1 million, $0.7 million and $0.9 million, respectively against cost of sales for excess and obsolete inventories. If our actual experience of excess and obsolete inventories differs from estimates or we adjust our estimates, such forecasted sales and expected product lifecycle, our operating results, cash flows and financial position could be materially adversely affected.

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

Accounting for income taxes. In preparing our consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we operate, including Germany. We include differences between our deferred tax assets, such as net operating loss carry forwards, and tax liabilities in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in any period, we must include an expense within the tax provision in our statement of operations. To date, we have recorded a full allowance against our deferred tax assets. The valuation allowance was $14.7 million as of December 31, 2002, and $29.5 million at December 31, 2003, which fully reserved our net deferred tax assets related to temporary differences, net operating loss carry forwards and other tax credits. Future income tax liabilities may be reduced to the extent permitted under federal and applicable state income tax laws, when the future tax benefit can be utilized by applying it against future income.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues:

                                                                      Year-Ended December 31,
                                                      -----------------------------------------------------
                                                        1999       2000       2001       2002       2003
                                                      ---------  ---------  ---------  ---------  ---------
Net Revenues:
  Automotive glass..................................      35.7%     23.7%     45.0%     37.4%     43.6%
  Electronic display................................      29.3       55.9       35.8       38.6       35.7
  Architectural.....................................      35.0       20.4       19.2       24.0       20.7
                                                      ---------  ---------  ---------  ---------  ---------
     Total net revenues.............................     100.0      100.0      100.0      100.0      100.0
Cost of sales.......................................      74.6       80.9       72.5       72.2       86.1
                                                      ---------  ---------  ---------  ---------  ---------
     Gross profit...................................      25.4       19.1       27.5       27.8       13.9
  Research and development..........................       9.6        7.9        6.6       11.2       12.3
  Selling, general and administrative...............      15.9       14.8       13.3       18.1       25.0
  Legal settlement..................................       0.9        0.6         --         --         --
  Restructuring costs...............................        --         --         --        3.8         --
  Impairment charge for long-lived assets...........        --         --         --         --       50.8
                                                      ---------  ---------  ---------  ---------  ---------
    Total operating expenses........................      26.4       23.3       19.9       33.1       88.1
Income (loss) from operations.......................      (1.0)      (4.2)       7.6       (5.3)     (74.2)
Interest expense....................................      (2.5)      (3.3)      (3.5)      (2.5)      (2.9)
Other income (expense), net.........................       0.1        0.4        1.7        1.6        0.8
                                                      ---------  ---------  ---------  ---------  ---------
Income (loss) before provision
     (benefit)  for income taxes....................      (3.4)      (7.1)       5.8       (6.2)     (76.3)
Provision for (benefit from)  income taxes..........        --        0.1        0.2       (0.1)       1.3
                                                      ---------  ---------  ---------  ---------  ---------
    Net income (loss)...............................      (3.4)%     (7.2)%      5.6%     (6.1)%    (77.6)%
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

Impairment charge for long-lived assets.

                                                                  Percent                   Percent
                                                      2001        Change          2002      Change          2003
                                                    ---------    ---------      ---------  ---------      ---------
                                                               (in thousands, except percent changes)
Impairment charge for long-lived assets           $       -            -   %  $       -          -   %  $   27,990
As a percentage of total net revenues                     -   %                       -   %                     52%

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

Restructuring.

                                                                  Percent                   Percent
                                                      2001        Change          2002      Change          2003
                                                    ---------    ---------      ---------  ---------      ---------
                                                               (in thousands, except percent changes)
Restructuring costs                               $       -                %  $    2,624       (102) %  $      (65)
As a percentage of total net revenues                     -   %                        4%                     (0) %

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

Costs of warrants issued.

                                                                  Percent                   Percent
                                                      2001        Change          2002      Change          2003
                                                    ---------    ---------      ---------  ---------      ---------
                                                               (in thousands, except percent changes)
Costs of warrants issued                          $       -            -   %  $       -          -   %  $     (865)
As a percentage of total net revenues                     -   %                       -   %                     (2) %

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

In December 2002, we restructured our operations to reduce our cost structure by reducing our work force in Palo Alto and vacating excess facilities after consolidating our operations in Palo Alto. These actions are expected to continue to adversely affect our operating cash flows until our lease commitments for the excess facilities expire in December 2004. Also, during the first quarter of 2004 we agreed to new payment terms with all of our major creditors and vendors, which extended or reduced our payment obligations (see Note 14 of our notes to the consolidated financial statements - Subsequent Events).

Our cash and cash equivalents decreased by $0.8 million from $2.0 million at December 31, 2002 to $1.2 million at December 31, 2003. Cash used in operating activities increased by $0.2 million from $2.8 million used in operations in 2002, to $3.0 million used in operations in 2003. The increase in cash used in operating activities during 2003 was primarily the result of our net loss for the year, and a decrease in payables. Cash used in investing activities decreased by $3.2 million from $6.0 million in 2002 to $2.8 million used in investing activities in 2003. The decrease in cash used in investing activities was primarily due to decreased capital expenditures of $4.3 million, from $7.1 million in 2002, to $2.8 million in 2003. Cash from financing activities decreased by $2.2 million from $7.7 million provided by financing activities in 2002, to $5.5 million generated in 2003. The decrease was primarily attributable to the effect of cash generated by a follow-on public offering in 2002, and less cash received through the exercise of employee stock options, which were partially offset by additional borrowings from our line of credit during 2003, and a decrease in principal payments on term debt.

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

Borrowing arrangements

At December 31, 2002, we were not in compliance with certain of the covenants of the guarantee by Teijin of our Japanese bank loan. Teijin and the Japanese bank waived the defaults under Teijin's guarantee of the loan that may exist for any measurement period through and including September 30, 2003 arising out of our failure to comply with the minimum quick ratio, tangible net worth and maximum debt/tangible net worth covenants. Teijin previously guaranteed our outstanding debt owed to UFJ Bank Limited (formerly known as Sanwa Bank Limited). On November 5, 2003, we defaulted on this debt and Teijin honored its guarantee by satisfying the obligation. Under the terms of Teijin's guarantee, we were obligated to immediately repay the amounts paid by Teijin. As part of the restructuring plan, we entered into a guaranteed Loan Agreement with Teijin to satisfy Teijin's claim. The agreement included a payment schedule that spreads the payments over a period of four years until 2008. The obligations owed to Teijin will not accrue interest if paid according to the payment scheduleOur obligations to Teijin are guaranteed by our subsidiary, Southwall Europe GmbH. (See Note 4 - Term Debt and Note 14 - Subsequent Events).

Our borrowing arrangements with various German banks as of December 31, 2003 are described in Note 4 to our consolidated financial statements set forth herein. We are in compliance with all of the covenants of the German bank loans, and we have classified $1.7 million and $9.9million outstanding under the German bank loans as a short-term liability and long-term liability, respectively, at December 31, 2003.

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

During 2003, we spent $2.8 million in capital expenditures, which consisted of approximately $1.4 million in progress payments for PM 10 in Dresden, approximately $0.7 to complete the implementation of an enterprise resource planning system and $0.3 million to upgrade our production facilities in Tempe and Palo Alto. We believe our capital expenditures in 2004 will be used primarily for maintenance of our production equipment and, therefore, we expect to incur minimal capital expenditures in 2004.

Our future payment obligations on our borrowings pursuant to our term debt, capital lease obligations, non-cancelable operating leases and other noncancellable contractual commitments are as follows (in thousands):

                                                               Payments Due by Period
                                        ---------------------------------------------------------------
                                                   Less Than                               Greater Than
                                          Total      1 Year     1 - 3 Year    4 - 5 Year      5 Year
                                        ---------  ----------  ------------  ------------  ------------
                                                               (in thousands)
Contractual Obligations
Term debt (1)......................... $  15,600  $    1,947  $       3150  $      2,480  $      8,023
Line of credit........................     6,844       6,844            --            --            --
Capital Lease Obligations.............       110          97             9             4            --
Operating Lease (2)...................     4,058       2,256          1780            11            11
                                        ---------  ----------  ------------  ------------  ------------
Total Contractual Cash Obligations.... $  26,612  $   11,144  $      4,939  $      2,495  $      8,034
                                        =========  ==========  ============  ============  ============

The table reflects changes to future payment obligations resulting from amendments in the subsequent events period to our term debt and non-cancelable operating lease agreements negotiated as part of our restructuring plan.

(1) Represents loan agreements with Teijin; Portfolio Financial Servicing Company, Bank of America and Lehman Brothers, and several German banks. (See Note 4 and Note 14 of notes to our consolidated financial statements.)

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

Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. For example, due to the deteriorating economic environment, sales by flat cathode ray tube manufacturers decreased in 2002 and further in 2003, contributing to our electronic display product revenues declining by 11% 2002, and another 3% for 2003. Mitsubishi Electric is the only CRT manufacturer that buys our anti-reflective, or "AR", film and it has decided to consolidate all of the manufacturing of this product to Japan. In connection with that consolidation, Mitsubishi ceased production of the 17" AR product in its Mexico plant during the third quarter of 2003. We expect to continue to produce AR product in the 22" and 19" sizes for Mitsubishi Electric. We expect a further reduction in revenues of the AR product in succeeding years. If the flat display and other electronic display markets in which we sell our products do not recover or experience further slowdowns in the future, it could cause revenues from our electronic display products to decrease further.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our term loans, specifically our factoring line of credit which bears an interest rate equal to 7% above the bank Base Rate (which was 4.0% at December 31, 2003) and is calculated based on the average daily balance of the accounts receivable against which we have borrowed, and our line of credit facility with our senior lender which bears an interest rate equal to 2.5% above the bank Prime Rate (which was 4.0% at December 31, 2003) and is calculated based on the average daily balance of the amounts we have borrowed. In addition, the interest rate on one of our German loans will be reset to the prevailing market rate in 2004 and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our factoring line of credit and our other line of credit would have had an effect of less than $11,000 on our interest expense for 2003.

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

In our opinion, the consolidated financial statements listed in the accompanying index under Item 15(a)(1) on page 83 present fairly, in all material respects, the financial position of Southwall Technologies Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 83 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP

San Jose, California
April 13, 2004

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands, except per share data)

                                                                              December 31,
                                                                          --------------------
                                                                            2002       2003
                                                                          ---------  ---------
                                 ASSETS
Current Assets:
  Cash and cash equivalents............................................. $   1,998  $   1,152
  Restricted cash.......................................................       631        739
  Accounts receivable, net of allowance for bad debts of
      $552 and $778 in 2002 and 2003, respectively......................     8,995      7,096
  Inventories, net......................................................     8,537      6,830
  Other current assets..................................................     4,310      2,617
                                                                          ---------  ---------
          Total current assets..........................................    24,471     18,434
Property, plant and equipment, net......................................    50,251     21,787
Restricted loan proceeds................................................       885      1,066
Other assets............................................................       975        434
                                                                          ---------  ---------
          Total assets.................................................. $  76,582  $  41,721
                                                                          =========  =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of term debt and capital leases....................... $   7,499  $   2,042
  Line of credit........................................................        --      6,844
  Accounts payable......................................................     9,244      6,315
  Accrued compensation..................................................     1,254      1,392
  Other accrued liabilities.............................................     5,886      6,051
                                                                          ---------  ---------
          Total current liabilities.....................................    23,883     22,644
Term debt and capital leases............................................     9,253     13,658
Government grants advanced..............................................       604        614
Other...................................................................     2,368      3,084
                                                                          ---------  ---------
          Total liabilities.............................................    36,108     40,000
                                                                          ---------  ---------
Commitments and contingencies (Note 10)
Stockholders' Equity:
  Common stock, $0.001 par value; 20,000 shares authorized, and
     12,527 and 12,548 shares outstanding at 2002 and 2003, respectively        12         13
  Capital in excess of par value........................................    69,657     70,861
  Notes receivable......................................................      (126)        --
  Accumulated other comprehensive income
    Translation gain on subsidiary......................................     1,032      3,240
  Accumulated deficit...................................................   (30,101)   (72,393)
                                                                          ---------  ---------
          Total stockholders' equity ...................................    40,474      1,721
                                                                          ---------  ---------
          Total liabilities and stockholders' equity ................... $  76,582  $  41,721
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

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars and shares in thousands, except share data)

                                                                                                      Accumulated
                                                                                                        Other                    Total
                                                                                                       Compre-                   Stock-      Compre-
                                                 Common Stock      Capital in                          hensive                  holders'     hensive
                                              -------------------  Excess of   Treasury     Notes       Income    Accumulated    Equity       Income
                                                Shares     Amount  Par Value     Stock    Receivable    (Loss)     Deficit    (Deficiency)    (Loss)
                                              -----------  ------  ----------  ---------  ----------  ----------  ----------  ------------  ----------
Balances, January 1, 2001....................      7,889  $    8  $   51,764  $    (839) $      (99) $     (151) $  (30,545) $     20,138  $   (6,291)
Exercise of stock options....................         22      --        (107)       644          --          --          --           537          --
Sale of stock, net...........................        422      --         970         --          --          --          --           970          --
Sales to employees under
  stock purchase plan........................         --      --        (107)       192          --          --          --            85          --
Issuance of stock for bonuses................         --      --          (1)         3          --          --          --             2          --
Accelerated vesting on exercise
  of stock option............................         --      --          94         --          --          --          --            94          --
Repayments of notes receivable...............         --      --          --         --          11          --          --            11          --
Translation loss on foreign subsidiary.......         --      --          --         --          --         (21)         --           (21)        (21)
Net income...................................         --      --          --         --          --          --       4,635         4,635       4,635
                                              -----------  ------  ----------  ---------  ----------  ----------  ----------  ------------  ----------
Balances, December 31, 2001..................      8,333       8      52,613         --         (88)       (172)    (25,910)       26,451       4,614
Exercise of stock options....................        328      --       1,642         --          --          --          --         1,642          --
Net proceeds from follow-on
  public offering............................      3,807       4      15,129         --          --          --          --        15,133          --
Sales to employee under
  stock purchase plan........................         59      --         231         --          --          --          --           231          --
Stock-based compensation.....................         --      --          42         --          --          --          --            42          --
Issuance of notes receivable.................         --      --          --         --         (14)         --          --           (14)         --
Interest accrued on notes receivable.........         --      --          --         --         (24)         --          --           (24)         --
Translation loss on foreign subsidiary.......         --      --          --         --          --       1,204          --         1,204       1,204
Net loss.....................................         --      --          --         --          --          --      (4,191)       (4,191)     (4,191)
                                              -----------  ------  ----------  ---------  ----------  ----------  ----------  ------------  ----------
Balances, December 31, 2002..................     12,527      12      69,657         --        (126)      1,032     (30,101)       40,474      (2,987)
Sales to employee under
  stock purchase plan........................         21       1          21         --          --          --          --            22          --
Issuance of warrants to investors............         --      --         865         --          --          --          --           865          --
Issuance of warrants to creditors............         --      --         201         --          --          --          --           201          --
Issuance of shares to directors..............         --      --          83         --          --          --          --            83          --
Accelerated vesting on exercise                                                                                                        --
  of stock option............................         --      --          34         --          --          --          --            34          --
Forgiveness of notes receivable..............         --      --          --         --         126          --          --           126          --
Translation loss on foreign subsidiary.......         --      --          --         --          --       2,208          --         2,208       2,208
Net loss.....................................         --      --          --         --          --          --     (42,292)      (42,292)    (42,292)
                                              -----------  ------  ----------  ---------  ----------  ----------  ----------  ------------  ----------
Balances, December 31, 2003..................     12,548  $   13  $   70,861  $      --  $       --  $    3,240  $  (72,393) $      1,721  $  (40,084)
                                              ===========  ======  ==========  =========  ==========  ==========  ==========  ============  ==========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                 Years Ended December 31,
                                                                             -------------------------------
                                                                               2001       2002       2003
                                                                             ---------  ---------  ---------
Cash flows provided by or (used in) operating activities:
  Net income (loss)........................................................ $   4,635  $  (4,191) $ (42,292)
  Adjustments to reconcile net income (loss) to net cash provided by or
    (used in) operating activities:
    Impairment charge for long-lived assets................................        --         --     27,990
    Depreciation and amortization..........................................     5,982      6,053      6,071
    Loss on disposal of capital equipment..................................        --         --         39
    Stock-based compensation charge........................................        --         42        117
    Amortization of debt issuance costs....................................        --         --         28
    Warrants issued to investors and creditors.............................        --         --        865
    Interest on notes receivable...........................................        --        (24)        --
    Officer loan forgiveness...............................................        --         --        126
    Changes in operating assets and liabilities:
      Accounts receivable..................................................     4,297       (547)     1,899
      Inventories..........................................................     4,023     (2,385)     1,707
      Other current and non-current assets.................................      (610)      (560)     2,344
      Accounts payable and accrued liabilities.............................    (4,535)    (1,212)    (1,884)
                                                                             ---------  ---------  ---------
        Net cash provided by (used in) operating activities................    13,792     (2,824)    (2,990)
                                                                             ---------  ---------  ---------
Cash flows used in investing activities:
  Restricted cash..........................................................       247      1,071         --
  Expenditures for property, plant  and equipment and other assets.........    (5,945)    (7,085)    (2,775)
                                                                             ---------  ---------  ---------
        Net cash used in investing activities..............................    (5,698)    (6,014)    (2,775)
                                                                             ---------  ---------  ---------
Cash flows provided by (used in)financing activities:
  Proceeds from borrowings.................................................     1,710         --         88
  Principal payments on borrowings.........................................    (4,311)    (7,383)    (2,962)
  Borrowings (repayments) on line of credit................................    (5,745)    (2,974)     6,844
  Proceeds from investment allowances......................................     2,050      1,044      1,556
  Proceeds from sale of stock in follow-on offering,net....................       970     15,128         --
  Proceeds from stock options and employee stock purchase plan exercises...       706      1,879         22
  Repayment of stockholders' note receivable...............................        11         --         --
  Issuance of note receivable..............................................       (19)       (15)        --
                                                                             ---------  ---------  ---------
        Net cash provided by  (used in) financing activities...............    (4,628)     7,679      5,548
                                                                             ---------  ---------  ---------
Effect of foreign exchange rate changes on cash............................      (165)      (205)      (629)
                                                                             ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.......................     3,301     (1,364)      (846)
Cash and cash equivalents, beginning of year...............................        61      3,362      1,998
                                                                             ---------  ---------  ---------
Cash and cash equivalents, end of year..................................... $   3,362  $   1,998  $   1,152
                                                                             =========  =========  =========
Supplemental cash flow disclosures:
  Interest paid............................................................ $   2,971  $   1,401  $   1,153
                                                                             =========  =========  =========
  Income taxes paid........................................................ $     111  $      86  $     211
                                                                             =========  =========  =========

Supplemental schedule of non-cash investing and financing activities:
  Exercise stock options with issuance of stockholders note receivable..... $      19  $      14  $      --

  Offset deposit to reduce sales and leaseback commitments................. $   1,000  $      --  $      --
  Warrants issued to creditors and investors...............................        --         --  $   1,060
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

Property and equipment

Property and equipment are stated at cost. The Company uses the units-of-production method for calculating depreciation on certain of its production machines and the straight-line method for all other property and equipment. Estimated useful lives of the assets range from five to ten years. On its large-scale production machines for which the units-of- production depreciation method is used, the Company records minimum annual depreciation of at least one-half of the depreciation that would have been recorded utilizing the straight-line depreciation method over a ten-year life. Leasehold improvements are amortized using the term of the related lease or the economic life of the improvements, if shorter.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

                                                                                       Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2001         2002         2003
                                                                                  -----------  -----------  -----------
                                                                                    (in thousands except per amounts)

Net income (loss)
   As reported.................................................................. $     4,635  $    (4,191) $   (42,292)
   Add: Stock-based employee compensation expense included
         in reported net income (loss), net of related tax effects..............          --           42           34
   Deduct: Total stock-based employee compensation determined under fair value
            based method for all awards, net of related tax effects.............        (802)      (1,288)        (695)
                                                                                  -----------  -----------  -----------
   Pro forma.................................................................... $     4,635  $    (4,149) $   (42,258)
                                                                                  ===========  ===========  ===========
Net income (loss) per share:
   As reported - basic.......................................................... $      0.58  $     (0.40) $     (3.38)
   Pro forma - basic............................................................ $      0.48  $     (0.53) $     (3.37)

   As reported - diluted........................................................ $      0.57  $     (0.40) $     (3.38)
   Pro forma - diluted.......................................................... $      0.47  $     (0.53) $     (3.37)

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

Net income (loss) per share

Basic net income (loss) per share is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share uses the average market prices during the period. The total amount of the difference in the basic and diluted weighted average shares of common stock and potentially dilutive securities in the periods where there is net income is attributable to the effect of dilutive stock options. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would be anti- dilutive. At December 31, 2003 and 2002, there was no difference between the denominators used for calculation of basic and diluted net income (loss) per share.

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

NOTE 2 - LIQUIDITY

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

NOTE 3 - LINE OF CREDIT

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

NOTE 4 - TERM DEBT AND CAPITAL LEASES

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

The Japanese bank loan, dated May 6, 1997, is guaranteed by Teijin Limited (Teijin), a Japanese company. Teijin is a stockholder of and supplier of substrate materials to the Company. The Teijin guarantee was collateralized by certain equipment located in Southwall's Tempe manufacturing facility and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The interest rate on the loan was re-set semi-annually at LIBOR plus 1.0%, (3.14% at December 31, 2002, and December 31, 2003). The Company was also subject to certain financial covenants under the guarantee. The Company paid Teijin semi-annually a loan guarantee service fee equal to 0.5625% of the outstanding balance. The loan required semi-annual payments of interest only during the first four years, followed by semi-annual installments plus interest, beginning in May 2001, for the remaining three and one half year term. At December 31, 2001 and 2002, the Company was not in compliance with certain of the financial covenants with Teijin pertaining to this promissory note. Southwall received a waiver from Teijin and the Japanese bank of any defaults that may exist through and including September 30, 2003 arising out of its failure to comply with the financial covenants of the guarantee agreement relating to minimum quick ratio, tangible net worth and maximum debt/tangible net worth. The waiver was conditioned on the Company's agreement to prepay $2.5 million of the debt from the proceeds of its public offering. The Company paid $2.5 million, in addition to the scheduled principal payment of $1.25 million, on November 6, 2002. On May 6, 2003, the Company made a scheduled payment of $1.25 million. However, the Company did not make the scheduled payment of $1.25 million due on November 5, 2003 thereby defaulting on the debt. Teijin honored its guarantee by satisfying the obligation. Under the terms of Teijin's guarantee, the Company was obligated to immediately repay the amounts paid by Teijin. As part of the restructuring plan, the Company entered into a guaranteed Loan Agreement with Teijin to satisfy Teijin's claim. The agreement included a payment schedule that spread the payments out over a period of four years until 2008. The obligations owed to Teijin will not accrue interest if paid according to the payment schedule. The Company's obligations to Teijin are guaranteed by its subsidiary, Southwall Europe GmbH. The Company has classified the amount to be paid in 2005 and thereafter under the agreed payment schedule as noncurrent debt on the balance sheet at December 31, 2003. (See Note 13 - Subsequent Events)

During 1999, Southwall entered into a master equipment sale-leaseback agreement with a leasing company, Matrix Funding Corporation ("lessor"). Because the Company has an option to purchase the equipment at a price to be determined between Southwall and the lessor at the end of the lease period, the sale- leaseback agreements have been treated as a financing. One lease has a lease term of three years and the other lease has an initial lease term of two years with an option to extend it for an additional year. The leased equipment and certain other production equipment owned by the Company collateralize the sale- leaseback agreements. The effective interest rate of both is approximately 13% per annum and the leases are repayable over the lease term commencing in May 2000. The Company was in dispute with the lessor over interpretation of certain terms of the lease agreement and withheld lease payments due since March 2001. The lessor notified the Company that it considered the Company to be in default and in January 2002 drew down on a letter of credit in the amount of $0.5 million that collateralized the Company's obligations. In May, 2002, a suit was filed against the Company by an agent of the successor to the lease demanding payment of unpaid lease payments and alleged residual values. (See Note 10 - Commitments and Contingencies.) In February 2004, we reached a settlement agreement with the agents for $2.0 million bearing interest at a stepped rate. The settlement requires the Company to make an interest payment in 2004, and beginning in 2005, to make quarterly principal and interest payments until 2010. (See Note 14 - Subsequent Events.) The Company classified the payments due in 2005 and thereafter under the settlement agreement as noncurrent on the balance sheet as of December 31, 2003.

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

NOTE 5 - GOVERNMENT GRANTS AND INVESTMENT ALLOWANCES

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

NOTE 6 - INCOME TAXES

The income tax provision relates primarily to foreign taxes, foreign withholding taxes on royalty payments and state minimum tax obligations.

The effective income tax rate differs from the federal statutory rate as a result of foreign taxes and valuation allowances established for deferred tax assets.

Deferred tax (liabilities) assets are comprised of the following:

                                                               December 31,
                                                          ----------------------
                                                             2002        2003
                                                          ----------  ----------
                                                              (in thousands)

Depreciation............................................ $   (4,606) $   (5,057)
Other...................................................       (262)         --
                                                          ----------  ----------
Gross deferred tax liabilities..........................     (4,868)     (5,057)

Inventory reserves......................................        520         574
Write-down of fixed assets..............................        963      11,987
Bad debt reserves.......................................        208         310
Sales returns and allowances............................        809         737
Accrued compensation reserves...........................      1,052         422
Restructuring reserves..................................        774         625
Other various reserves..................................        702       2,570
Other...................................................         53       1,141
Loss carryforwards......................................     12,761      14,241
Credit carryforwards....................................      1,697       1,971
                                                          ----------  ----------
Gross deferred tax assets...............................     19,539      34,578
Deferred tax assets valuation allowance.................    (14,671)    (29,521)
                                                          ----------  ----------
Net deferred taxes...................................... $       --  $       --
                                                          ==========  ==========

At December 31, 2003, the Company had net federal operating loss carryforwards of approximately $41.2 million that expire at various dates from 2004 through 2023. Certain of the net operating loss carryforwards resulted from employee exercises of non-incentive stock options or disqualifying dispositions, the tax benefit of which, when realized, will be accounted for as an addition to capital in excess of par value, rather than as a reduction of the provision for income taxes. The Company has state net operating loss carryforwards that expire at various future dates. Research and development, investment and foreign tax credit carryovers of approximately $1.9 million are also available to reduce future federal and state income taxes and expire at various dates through 2023. If certain substantial changes in ownership of the Company occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

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

NOTE 7 - STOCK AND EMPLOYEE STOCK PURCHASE PLANS COMPENSATION

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
                                             ===========

The following table summarizes information about stock options outstanding at December 31, 2003:

                          Options Outstanding            Options Exercisable
                     --------------------------------- -----------------------
                                 Weighted
                                 Average
                                Remaining    Weighted                Weighted
      Range of         Number   Contractual  Average                  Average
      Exercise          Out-       Life      Exercise     Number     Exercise
       Prices         standing   (years)      Price    Exercisable     Price
-------------------- ---------- ----------  ---------- ------------  ---------
 $ 0.88 -- $1.05       316,279       6.62  $     1.02       16,054  $    0.96
 $ 1.56 -- $2.28       378,385       7.17        2.13       45,511       2.04
 $ 2.63 -- $3.49       261,174       4.43        3.03      159,174       2.91
 $ 3.58 -- $4.50       262,422       3.75        4.06      250,672       4.06
 $ 4.87 -- $5.07       218,950       2.30        5.01      203,950       5.00
 $ 5.21 -- $7.06       257,513       2.82        6.24      202,277       6.17
 $ 7.44 -- $8.00       240,548       6.17        7.95       96,050       7.88
 $ 8.72 -- $9.90       125,888       5.28        9.62       38,427       9.67
 $11.50 -- $11.50       10,000       3.18       11.50        7,500      11.50
 $15.00 -- $15.00       16,500       5.30       15.00        4,125      15.00
                     ----------                        ------------
 $ 0.88 -- $15.00    2,087,659       5.01  $     4.40    1,023,740  $    5.01
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

NOTE 8 - WARRANTS

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

NOTE 9 - SEGMENT REPORTING

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
                                          (in thousands)

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
                                                  ==========  ==========

NOTE 10 - COMMITMENTS and CONTINGENCIES

Commitments

The Company leases certain property and equipment as well as its facilities under noncancellable operating and capital leases. These leases expire at various dates through 2007. As of December 31, 2003, the future minimum payments under these leases are as follows:

                                                             Capital     Operating
Year Ending December 31,                                      Leases       Leases
---------------------------------------------------------  ------------  ----------
                                                              (in thousands)
2004..................................................... $        104  $    3,197
2005.....................................................            6         790
2006.....................................................           --         488
2007.....................................................           --         250
2008.....................................................           --          --
Thereafter...............................................           --          --
                                                           ------------  ----------
Future minimum lease payments............................          110  $    4,725
Less - amounts representing interest.....................           (9)  ==========
                                                           ------------
Present value of future minimum lease payments........... $        101
                                                           ============
Current maturities....................................... $         94
                                                           ============
Long-term lease obligations.............................. $          7
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

NOTE 11 - RELATED PARTY TRANSACTIONS

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

NOTE 12 - BALANCE SHEET DETAIL

                                                      December 31,
                                               ------------------------
                                                  2002         2003
                                               ----------  ------------
                                                    (in thousands)
Inventories, net:
Raw materials................................ $    3,703  $      2,677
Work-in-process .............................      3,432         3,148
Finished goods ..............................      1,402         1,005
                                               ----------  ------------
                                              $    8,537  $      6,830
                                               ==========  ============

                                                                  December 31,
                                                           ------------------------
                                                               2002         2003
                                                           ------------  ----------
                                                               (in thousands)
Property, plant and equipment, net:
Land, buildings and leasehold improvements...             $     10,297  $    7,737
Machinery and equipment......................                   69,884      31,019
Furniture and fixtures.......................                    7,233       1,110
Construction-in-process......................                   10,870          --
                                                           ------------  ----------
                                                                98,284      39,866
Less - accumulated depreciation..............                  (48,033)    (18,079)
                                                           ------------  ----------
          Total property, plant and equipment             $     50,251  $   21,787
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
                                                        (in thousands)
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
                                                        (in thousands)
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
                                                  (in thousands)
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

NOTE 13 - IMPAIRMENT OF LONG-LIVED ASSETS

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

As the carrying value of the original debt approximates to the new debt and bears no interest, SFAS 15, requires no accounting as of the date of the restructuring. The carrying value of the debt will be reduced as payments are made. The current portion of term debt at December 31, 2003 has been calculated based on the payments stipulated under the settlement agreement in accordance with SFAS 6 "Classification of Short-Term Obligations Expected to be Refinanced", with the remaining balance classified as noncurrent.

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

Debt Agreement With Lessor

On February 20, 2004, the Company reached a Settlement Agreement over sale-leaseback agreements entered into with a lessor formerly known as Matrix Funding Corporation. This agreement represents the settlement of the successors of Matrix claim against the Company. At December 31, 2003, the carrying value of the liability was $4.5million ($2.8 million of principal, plus $1.7 million of accrued interest and tax). As a result of the settlement the Company is obligated to pay a lesser amount of $2.0 million over five years at a stepped rate of interest.

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

SFAS 15, requires an assessment of the total future cash payments specified by the new terms of the debt, including, principal, interest and contingent payments. If the payments are less than the carrying amount of the payable, the Company should reduce the carrying amount to an amount equal to the total future cash payments specified by the new terms and should recognize a gain on restructuring of payables equal to the amount of the reduction. In the assessment management factored in the $5.9 million confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring. The carrying value of the debt remains on the balance sheet and the liability will be reduced as payments are made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment. Based on a SFAS 5 determination, at the time the Company considers default probable, the liability would be increased to the $5.9 million confession of judgment value. The current portion of term debt at December 31, 2003 has been calculated based on the payments stipulated under the settlement agreement in accordance with SFAS 6 "Classification of Short-Term Obligations Expected to be Refinanced", with the remaining balance classified as noncurrent.

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

The terms of the original investment agreement were such that the Investors were entitled to receive the 752,892 warrants associated with the second tranche of equity regardless of whether the second equity closing occurred. As the Company has an enforceable obligation to issue the warrants and because the terms of the warrant were known as of the date of the investor agreement, the warrants were considered issued for accounting purposes as of December 18, 2003. As discussed in Note 8, the Company valued the 752,892 warrants at $309,000 and recorded the amount as non-operating expense in the fourth quarter of 2003. As a result, the number of warrants issued for accounting purposes on February 20, 2004, in connection with the issuance of convertible debt, is reduced by 752,892, from 1,694,007 to 941,115.

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

The embedded derivative will be classified as a liability and will be re-measured at the end of the first quarter of 2004 and at subsequent period ends until shareholder approval for the increase in authorized shares occurs, at which point the Company will cease accounting for the Conversion Right at fair value separate from the debt. The re-measurement at the end of the first quarter resulted in a gain of $39,000 to non-operating expense recorded in the first quarter of 2004.

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

Name	Age

William A. Berry (2)	65
George Boyadjieff, Chairman	65
Thomas G. Hood	48
Bruce M. Jaffe (2)	60
Jami K. Nachtsheim (1)	45
Joseph B. Reagan (1)	69
Walter C. Sedgwick (1)	57
Robert C. Stempel (2)	70

___________

(1) Member of the Human Resources Committee.

(2) Member of the Audit Committee.

Mr. Berry has served on our Board of Directors since May 2003. Since July 2003, Mr. Berry has served as a Special Projects Manager of EPRI, the Electric Power Research Institute. From April 1997 to July 2003, Mr. Berry served as the Chief Financial Officer of EPRI. EPRI is a non-profit energy research organization providing science and technology-based solutions to global energy companies. From 1992 to March 1996, Mr. Berry was the Senior Vice President and Chief Financial Officer of Compression Labs, Inc., a manufacturer of visual communications systems based on digital technology, and from 1989 to 1992 was the President of Optical Shields, Inc. Mr Berry worked at Raychem Corporation from 1967 until 1988, where he was a Corporate Vice President and Chief Administrative Officer from 1985 to 1988. He is a director of FAFCO, Inc., a manufacturer of solar pool heating systems. Mr. Berry holds a BS in industrial engineering and an MBA from Stanford University.

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

Dennis Capovilla joined Southwall in July 2003. Dennis came to Southwall from Palm, Inc., a manufacturer of personal digital assistant devices, where he was the Vice President, Enterprise sales since 2002. From 1997 to 2002 he was with FATBRAIN, LLC, an e-commerce provider of books and information products, as the President and CEO from 2000-2002, the President and COO from 1999 to 2000, and the VP of Sales and Business Development from 1997-1999. From 1993-1997, Dennis was with Apple Computer, Inc., a computer manufacturer, as the Director, Americas Imaging Division and Worldwide Printer Supplies (1996-1997), Manager Printer Supplies Business unit (1995-1996) and as Worldwide Product Marketing Manager, Imaging Systems (1993-1995). Prior, Dennis held various Sales and Marketing Management positions with Versatec, Inc. and Xerox Corporation. Dennis holds a B.S. in Marketing from the University of Santa Clara.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We filed our code of ethics as an exhibit to our Annual Report on Form 10-K filed on April 14, 2004. In addition, we will provide to any person, without charge, upon request, a copy of our code of ethics. Please contact our Director of Human Resources, Southwall Technologies Inc., 3975 East Bayshore Road, Palo Alto, California 94303, if you would like a copy mailed to you.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

During 2003, we paid each of our non-employee directors, other than Dr. Reagan, the Chairman during 2003 until December 19th, an annual fee of $7,000 for his or her services as a director. We paid an annual fee of $14,000 to the Chairman. The directors' fees are payable in shares of our common stock at the directors' option. None of the directors elected to take his or her annual fees for 2003 in stock. In addition, each non-employee director receives $1,000 plus expenses for each Board meeting attended. Non-employee directors also receive a fee of $500 for each Board meeting held via teleconference. Non-employee directors who serve on committees of the Board also receive $600 for each committee meeting attended. Committee chairmen receive $750 for each committee meeting attended. In October 2003, the directors elected to receive their fees in the form of shares of our common stock, in lieu of cash. In total, they will receive 82,880 shares of common stock as compensation for fees in 2003. Mr. Boyadjieff joined our Board on December 19, 2003, as Chairman. We have agreed to grant Mr. Boyadjieff options to purchase 390,000 shares of our common stock upon the amendment of our charter to increase the number of shares reserved for issuance thereunder.

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

                                                                                Long-Term Compensation Awards
                                                                                 ---------------------------
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

                                                                           Annual Rates of
                    Number of     Percent of                                Stock Price
                    Securities  Total Options                             Appreciation for
                    Underlying    Granted to    Exercise                   Option Term (3)
                     Options     Employees in     Price    Expiration   --------------------
       Name         Granted (1)  Fiscal Year    ($/Sh) (2)    Date         5%         10%
------------------  ----------  --------------  ---------  -----------  ---------  ---------
Thomas G. Hood         60,000             8.3%    $2.28   02/25/2013    $86,033   $218,024
Wolfgang Heinze        10,000             1.4%     2.28   02/25/2013     14,339     36,337
Michael E. Seifert     25,000             3.5%     2.28   02/25/2013     35,847     90,843
Sicco W.T. Westra      15,000             2.1%     2.28   02/25/2013     21,508     54,506
Bruce M. Lairson       25,000             3.5%     2.28   02/25/2013     35,847     90,843

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2003, regarding the 1997 Stock Incentive Plan, 1998 Stock Option Plan for Employees and Consultants and 1997 Employee Stock Purchase Plan. Our stockholders previously approved the 1997 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan and all amendments that were subject to stockholder approval. On March 19, 2004, our Board of Directors adopted an amendment to the 1997 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder to 6,150,000, to increase the number of option shares per calendar year that one individual may receive to 500,000 and to eliminate the evergreen provisions that automatically on the first day of each year have increased the number of shares available for issuance, and directed that such amendment be submitted to the stockholders for their approval. We intend to seek such approval at a special meeting of our stockholders.

The 1998 Plan has not previously been approved by our stockholders. The 1998 Plan, adopted by our Board of Directors in August 1998, reserved an aggregate of 250,000 shares of common stock for issuance, and the number of shares reserved for issuance under the plan automatically increases at the beginning of each year by 150,000. Only non-officer employees and consultants and other independent advisors are eligible to receive grants under the 1998 Plan. No one person in the 1998 Plan may receive options for more than 50,000 shares in any calendar year. The 1998 Plan is administered by the Human Resources Committee, which has the authority to construe and interpret the plan and any agreement made under the 1998 Plan, grant awards and make all other determinations necessary or advisable for the administration of the 1998 Plan. The 1998 Plan is divided into two separate equity programs: a discretionary option grant program and a stock issuance program. Under the discretionary option grant program eligible persons may be granted options to purchase common stock. The exercise price, which shall be at least 85% of fair market value of our common stock, the vesting, the term and other provisions of such options are determined by the Human Resources Committee. The vesting of options held by non-officer employees under the 1998 Plan automatically accelerates upon certain change of control transactions unless such options are assumed or replaced by the surviving corporation. Under the stock issuance program of the 1998 Plan, eligible persons may be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to us. The purchase price for shares under the stock issuance program will be at least fair market value of our common stock. The Human Resources Committee will determine the vesting, if any, and other provisions of such stock issuances. Any rights of us to repurchase shares under the stock issuance program will terminate automatically upon certain change of control transactions. On March 19, 2004, our Board of Directors adopted an amendment to the 1998 Plan to increase the number of shares reserved for issuance thereunder to 2,400,000, to increase the number of option shares per calendar year that one individual may receive to 100,000 and to eliminate the evergreen provisions that automatically increase the number of shares available for issuance, and directed that such amendment be submitted to the stockholders for their approval. We intend to seek approval by our stockholders of the 1998 Plan, as amended, at a special meeting of our stockholders.

                                                                                                   Number of Shares
                                                                                                   of Common Stock
                                                                                                 Remaining Available for
                                                     Number of Shares of                           Future Issuance
                                                      Common Stock to be     Weighted-Average    (excluding those in
                                                     Issued Upon Exercise   Exercise Price of      column a)) Under
                                                        of Outstanding      Outstanding Stock      the Stock Option
                                                      Stock Options (a)        Options (b)            Plans (c)
                                                     --------------------  --------------------  --------------------
Plan Approved by Stockholders:
         1997 Stock Incentive Plan (1)                         1,505,549  $               4.08               149,874
         1997 Employee Stock Purchase Plan (2)                                Not applicable

Plans Not Approved by Stockholders:

         1998 Stock Option Plan for Employees
                    and Consultants (1)
                                                                 582,110  $               5.20               300,663
                                                     --------------------  --------------------  --------------------
Total                                                          2,087,659  $               4.39               450,537
                                                     ====================  ====================  ====================

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

If benefits had become due as of December 31, 2003 under the severance policy, the maximum cash amounts payable to each of the named executive officers would be as follows: Mr. Hood, $550,000; Mr. Heinze, $331,835; Mr. Lairson $210,000; Mr. Seifert, $300,000; and Mr. Westra, 292,500.

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

  each of our executive officers, for whom compensation information is provided elsewhere in this Annual Report on Form 10-K/A;

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

                                                                      Common
                                                                      Stock      Percent of
                                                                   Beneficially  Outstanding
    Name and Address                                                Owned (1)    Shares (1)
-----------------------------------------------------------------  ------------  -----------
Needham Investment Management, LLC                                   2,200,067         17.5%
   445 Park Avenue
   New York, New York  10022
Needham & Company, Inc (7).                                          1,882,230         13.0%
   445 Park Avenue
   New York, New York  10022
Needham Capital Partners II, L.P. (7)                                3,312,406         20.9%
   445 Park Avenue
   New York, New York  10022
Needham Capital Partners III, L.P. (7)                               5,798,843         31.6%
   445 Park Avenue
   New York, New York  10022
Needham Capital Partners IIIA, L.P. (7)                                598,878          4.6%
   445 Park Avenue
   New York, New York  10022
Needham Capital Partners III (Bermuda), L.P. (7)                     1,155,727          8.4%
   445 Park Avenue
   New York, New York  10022
Needham Capital Partners II (Bermuda), L.P. (7)                        464,317          3.6%
   445 Park Avenue
   New York, New York  10022
Dolphin Direct Equity Partners, L.P. (7)                             5,498,141         30.5%
   129 East 17th Street
   New York, New York 10003
Wellington Management Company, LLP                                   1,000,000          8.0%
   75 State Street
   Boston, Massachusetts  02109
Teijin Limited                                                         667,696          5.3%
   6-7, Minami-honmachi, 1-Chome
   Chuo-ku, Osaka 541, Japan

William A. Berry                                                         5,000           *
George Botadjieff                                                           --           *
Jami K. Nachtsheim                                                       5,000           *
Bruce M. Jaffe                                                           5,000           *
Joseph B. Reagan (2)                                                    92,867           *
Walter C. Sedgwick (3)                                                 419,829          3.3%
Robert C. Stempel (5)                                                   20,844           *
Thomas G. Hood (4)                                                     300,627          2.3%
Wolfgang Heinze (5)                                                     31,965           *
Bruce M. Lairson (5)                                                     5,477           *
Michael Seifert (5)                                                     18,750           *
Sicco W.T. Westra (5)                                                   95,965           *

All current officers and directors as a Group (16 persons) (6)       1,033,685          7.9%

* Less than 1%

  The number of shares of common stock deemed outstanding consists of (i) 12,548,192 shares of common stock outstanding as of March 24, 2004, and (ii) shares issuable pursuant to outstanding options, warrants or convertible notes held by the respective persons or group that are exercisable within 60 days of March 24, 2004, as set forth below.

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

  Consists of shares of common stock issuable upon conversion of Series A shares (issuable upon conversion of convertible notes) and upon exercise of warrants that were issued in connection with the investment agreement described above in "Item 7 - Overview"."

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

Transactions Involving Officers and Directors

In April 1997, we entered into a development and technology agreement with Energy Conversion Devices, Inc., or ECD. Robert C. Stempel, a Director of Southwall since May 2000, is the Chairman of ECD. Mr. Stempel is not standing for re-election to the Board at the special meeting. This agreement provides that we will pursue with ECD the commercialization of the process of sputter coating on flexible substrates using PECVD processes. The agreement further provides that we will pay ECD a royalty in an amount based upon the sales volume of product produced through the PECVD process. We agreed to pay to ECD 2.25% of net sales received by us in connection with PECVD technology for five years and 1.25% of net sales after that. Through December 31, 2003, the process had not been commercialized and we had not paid ECD royalties under the agreement. In February 1999, we entered into an equipment purchase contract with ECD pursuant to which ECD agreed to modify one of our production machines (PM 7) so that the machine would produce products by means of the PECVD process. We paid ECD approximately $0.01 million in 2000, $0.3 million in 2001 and nothing in 2002 and 2003 in connection with its conversion of PM 7 to the use of PECVD technology. As a requirement of the settlement reached with Portfolio Financial Servicing Company (See Note 11 to consolidated financial statements), we transferred possession of PM 7 to Portfolio Financial Servicing Company, the lien holder of PM 7. At December 31, 2002, we owed ECD approximately $0.07 million in connection with the conversion of PM 7, which was represented by a note payable. A final payment of $0.07 million was made in 2003.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by PricewaterhouseCoopers LLP for 2003 and 2002.

                                   2003      2002
                                 --------- ---------
Audit fees(1)..................  $451,072  $797,512
Audit-related fees(2)..........    37,519   160,913
Tax fees(3)....................   125,283    20,804
All other fees(4)..............        --        --
                                 --------- ---------
Total..........................  $613,874  $979,229
                                 ========= =========

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K/A:

(a) (1) Financial Statements. The following Financial Statements of Southwall Technologies Inc. are filed as part of this Form 10-K/A:

(2) Financial Statement Schedule.

Valuation and qualifying accounts and reserves:

                                            Balance
                                              at                                   Balance
                                           Beginning                               at End
Description                                 of Year   Additions     Deductions     of Year
-----------------------------------------  ---------  ---------     ---------     ---------
2003
Inventory reserves....................... $     988  $     908     $     456 (2) $   1,440
Allowance for Bad Debts.................. $     552  $     275     $      49 (2) $     778
Reserves for warranty and sales returns.. $   2,069  $   2,271 (1) $   2,489 (2) $   1,851
Tax valuation allowance.................. $  14,671     14,850            --        29,521

2002
Inventory reserves....................... $   1,001  $     255     $     268 (2) $     988
Allowance for Bad Debts.................. $     388  $     353     $     189 (2) $     552
Reserves for warranty and sales returns.. $   2,642  $   2,229 (1) $   2,802 (2) $   2,069
Tax valuation allowance.................. $  10,969      3,702            --        14,671

2001
Inventory reserves....................... $   1,418        876         1,293 (2)     1,001
Allowance for Bad Debts.................. $     640        460           712 (2)       388
Reserves for warranty and sales returns.. $   1,903      3,945 (1)     3,206 (2)     2,642
Tax valuation allowance.................. $  13,129         --         2,159        10,970

Notes

(1) Charged against revenue.

(2) Reserves utilized during the year.

(3) Exhibits.

Reference is made to the Exhibit Index, which follows the signature pages of this Form 10-K/A.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the day of May 6, 2004.

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

10.59.2(27)	Second Amendment to Lease for the facilities at 3969-3975 East Bayshore Road Palo Alto, California, dated February 19, 2004, between the Company and Judd Properties, LLC.
10.60(3)	Lease Agreements for the facilities at 3977-3995 East Bayshore Road Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.
10.60.1(11)

Amendment, effective January 1, 2000, between the Company and Judd Properties, LLC to the Lease Agreements for the facilities at 3977-3995 East Bayshore Road Palo Alto, California, dated January 1, 1989, between the Company and Bay Laurel Investment Company.

10.60.2(27)	Surrender and Termination Agreement for the facilities at 3977- 3995 East Bayshore Road Palo Alto, California, dated February 19, 2004, between the Company and Judd Properties, LLC.
10.71(4)	Lease Agreement for the facilities at 3780 Fabian Way, Palo Alto, California, dated June 11, 1990, between the Company and The Fabian Building.
10.72(4)	License Agreement between Mitsui and the Company, dated December 28, 1990.
10.72.1(19)	Amendment to the License Agreement dated as of December 28, 1990 between Mitsui and the Company, dated August 2000.
10.78(5)	Amendment to property lease dated February 2, 1994 to extend lease period on building at 3961 E. Bayshore Road, Palo Alto, California. Original lease filed as Exhibit No. 10.36 above.
10.80(6)	Lease Agreement between Frank Gant, as Lessor, and the Company, as Lessee, effective September 1, 1994.
10.84(7)	Lease Agreement between Chamberlain Development, L.L.C., as Lessor and the Company, as Lessee, effective August 22, 1996.
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

10.95.1(27)	Letter Agreement dated January 29, 2004 between the Company and Greenwood & Son Real Estate Investments relating to the building located at 8175 South Hardy Drive, Tempe, Arizona. S
10.96(13)	Digeo, Inc. sublease agreement.
10.97(13)	Energy Conversion Devices note payable.
10.98(14)	Globamatrix Purchase Agreement.
10.99(15)	1998 Stock Plan for Employees and Consultants.
10.100(15)	Receivables Financing Agreement between Pacific Business Funding and the Company, dated June 30, 1999.
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

10.116.1(27)	Letter Agreement dated August 28, 2003 between Globamatrix Holdings Pte. Ltd. and the Company amending the Distribution Agreement between the parties dated January 1, 2002.
10.116.2(27)	Letter Agreement dated December 17, 2003 between Globamatrix Holdings Pte. Ltd. and the Company amending the Distribution Agreement between the parties dated January 1, 2002.
10.117(17)	Teijin Waiver Letter dated May 9, 2002.
10.118(17)	Sanwa Bank Waiver Letter dated May 15, 2002.
10.119(19)	Standard Industrial Lease dated October 1999 for the facilities at 1029 Corporation Way, Palo Alto, California between the Company and C&J Development.
10.120(19)	Guarantee Agreement Regarding 10 million US$ Credit Facility between Teijin Limited and the Company, dated May 6, 1997.
10.120.1(21)	Memorandum Amendment to the Guarantee Agreement between Teijin Limited and the Company, dated August 1999.
10.121. (23)	Pilkington Supply and Purchase Agreement dated September 1, 2002.
10.122. (23)	Xinyi Group (Glass) Co. LTD. Purchase Agreement dated September 5, 2002.
10.123 (24)	Domestic Factoring Agreement dated May 16, 2003, between Pacific Business Funding and the Company.
10.123.1 (24)	Amendment to the Domestic Factoring Agreement dated June 16, 2003, between Pacific Business Funding and the Company.
10.124 (24)	Intellectual Property Security Agreement dated May 16, 2003, between Pacific Business Funding and the Company.
10.125 (24)	Export-Import Working Capital Guarantee Program Borrower Agreement, between Pacific Business Funding and the Company.
10.126 (24)	Export-Import Factoring Agreement dated May 16, 2003, between Pacific Business Funding and the Company.
10.126.1 (24)	Amendment to the Export- Import Factoring Agreement dated June 16, 2003, between Pacific Business Funding and the Company.
10.127 (24)

Manufacturing and Supply Agreement between the Company and Mitsui Chemicals, Inc. dated July 19, 2003 (portions of this exhibit have been omitted based on a request for confidential treatment; the non-public information has been filed with the Commission).

10.128(27)	Guaranteed Loan Agreement dated January 19, 2004, between Teijin Limited and the Company.
10.129(27)	Guaranty Agreement dated January 19, 2004, between Teijin Limited and Southwall Europe GmbH.
10.130(27)

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

10.132 (26)	Amended and Restated Registration Rights Agreement, dated February 20, 2004, by and among the Company, Pacific Business Funding, Judd Properties, LLC, and the Investors.
10.133 (26)	Form of Secured Convertible Promissory Note issued by the Company to the Investors.
10.134 (26)	Pledge Agreement, dated February 20, 2004, between the Company and Needham & Company, Inc.
10.135 (25)	Form of Warrant to purchase shares of the Company's common stock.
10.136 (25)	Loan and Security Agreement, dated December 18, 2003, between the Company and Pacific Business Funding.
10.137 (25)	Forbearance Agreement, dated December 18, 2003, between the Company and Pacific Business Funding.
10.137.1(27)	First Amendment to Forbearance Agreement, dated December 29, 2003, between the Company and Pacific Business Funding.
10.137.2 (26)	Second Amendment to Forbearance Agreement, dated February 20, 2004, between the Company and Pacific Business Funding.
10.138(27)

Mutual Release and Settlement Agreement dated February 20, 2004, by and among the Company and Bank of America, N.A., Portfolio Financial Servicing Company and Lehman Brothers. Agreement relates to the Master Lease Agreement between Matrix Funding Corporation and the Company filed as Exhibit 10.111.

14(27)	Code of Ethics.
21(15)	List of Subsidiaries of the Company.
23.1	Consent of Independent Accountants.
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer

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

(27) Filed as an exhibit to Form 10-K Annual Report 2003, filed with the Commission on April 14, 2004 and incorporated herein by reference.