Form 10-Q
period 2004-03-28
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2004-05-17
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Quarterly Period Ended March 28, 2004

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

As of May 4, 2004 there were 12,548,192 shares of the Registrant's Common Stock outstanding.

Southwall Technologies Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 28, 2004
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                                       March 28,   December 31,
                                                                                         2004         2003
                                                                                      -----------  -----------
                                       ASSETS
Current assets:
  Cash and cash equivalents......................................................... $     1,468  $     1,152
  Restricted cash...................................................................         704          739
  Accounts receivable, net of allowance for bad debts of
      $836 at March 28, 2004 and $778 at December 31, 2003..........................       4,657        7,096
  Inventories, net..................................................................       6,880        6,830
  Other current assets..............................................................       4,128        2,617
                                                                                      -----------  -----------
          Total current assets......................................................      17,837       18,434
Property, plant and equipment, net..................................................      20,468       21,787
Restricted loan proceeds............................................................       1,027        1,066
Other assets........................................................................       1,365          434
                                                                                      -----------  -----------
          Total assets.............................................................. $    40,697  $    41,721
                                                                                      ===========  ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of term debt and capital leases................................... $     1,520  $     2,042
  Line of credit....................................................................       5,546        6,844
  Accounts payable..................................................................       4,373        6,315
  Accrued compensation..............................................................         910        1,392
  Other accrued liabilities.........................................................       7,815        6,051
                                                                                      -----------  -----------
          Total current liabilities.................................................      20,164       22,644
Term debt and capital leases........................................................      12,182       13,658
Convertible promissory notes..........................................................     3,309           --
Government grants advanced..........................................................         592          614
Other...............................................................................      11,029        3,084
                                                                                      -----------  -----------
          Total liabilities.........................................................      47,276       40,000
                                                                                      -----------  -----------
Contingencies (Note 10)
Stockholders' equity (deficit):
  Common stock, $0.001 par value; 20,000 shares authorized, and 12,528 and
    12,548 shares outstanding at March 28, 2004 and December 31, 2003, respectively.          13           13
  Capital in excess of par value....................................................      69,796       70,861
  Accumulated other comprehensive income:
       Translation gain on subsidiary...............................................       2,695        3,240
  Accumulated deficit...............................................................     (79,083)     (72,393)
                                                                                      -----------  -----------
          Total stockholders' equity (deficit)......................................      (6,579)       1,721
                                                                                      -----------  -----------
          Total liabilities and stockholders' equity (deficit)...................... $    40,697  $    41,721
                                                                                      ===========  ===========

See accompanying notes to condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                    Three Months Ended
                                                                   ----------------------
                                                                   March 28,   March 30,
                                                                      2004        2003
                                                                   ----------  ----------

Net revenues..................................................... $   11,067  $   15,221
Cost of sales....................................................      8,466      12,183
                                                                   ----------  ----------
Gross profit ....................................................      2,601       3,038
                                                                   ----------  ----------
Operating expenses:
  Research and development.......................................        810       1,668
  Selling, general and administrative............................      3,063       2,876
  Restructuring expenses.........................................         --         (65)
                                                                   ----------  ----------
          Total operating expenses...............................      3,873       4,479
                                                                   ----------  ----------
Loss from operations.............................................     (1,272)     (1,441)
  Interest expense...............................................       (675)       (292)
  Costs of warrants issued.......................................     (4,818)         --
  Other income, net..............................................        430          89
                                                                   ----------  ----------
Loss before provision for income taxes...........................     (6,335)     (1,644)
Provision for income taxes.......................................        355          15
                                                                   ----------  ----------
Net loss......................................................... $   (6,690) $   (1,659)
                                                                   ==========  ==========

Net loss per share:
Basic............................................................ $    (0.53) $    (0.13)
Diluted.......................................................... $    (0.53) $    (0.13)

Weighted average shares of common stock and dilutive
  potential common stock:
Shares used in computation, basic and diluted....................     12,548      12,527
Shares used in computation, basic and diluted....................     12,548      12,527

See accompanying notes to condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                 Three Months Ended
                                                                             ----------------------------
                                                                            March 28, 2004  March 30, 2003
                                                                             -------------  -------------
Cash flows provided by or (used in) operating activities:
  Net income (loss)........................................................ $      (6,690) $      (1,659)
  Adjustments to reconcile net income (loss) to net cash provided by or
    (used in) operating activities:
    Depreciation and amortization..........................................           615          1,716
    Loss on disposal of capital equipment..................................            --            133
    Stock-based compensation charge........................................            --             33
    Amortization of debt issuance costs....................................            59             --
    Warrants issued to investors and creditors.............................         4,818             --
    Interest on notes receivable...........................................            --             (2)
    Changes in operating assets and liabilities:
      Accounts receivable..................................................         2,439           (868)
      Inventories..........................................................           (50)           682
      Other current and non-current assets.................................        (2,501)           482
      Accounts payable and accrued liabilities.............................          (660)           179
                                                                             -------------  -------------
        Net cash provided by (used in) operating activities................        (1,970)           696
                                                                             -------------  -------------
Cash flows used in investing activities:
  Restricted cash..........................................................            --            (77)
  Expenditures for property, plant  and equipment and other assets.........          (347)          (597)
                                                                             -------------  -------------
        Net cash used in investing activities..............................          (347)          (674)
                                                                             -------------  -------------
Cash flows provided by (used in) financing activities:
  Proceeds from borrowings.................................................            --           (344)
  Principal payments on borrowings.........................................          (837)            --
  Repayments on line of credit.............................................        (1,298)            --
  Proceeds from sale of sale of convertible promissory notes...............         4,500             --
                                                                             -------------  -------------
        Net cash provided by  (used in) financing activities...............         2,365           (344)
                                                                             -------------  -------------
Effect of foreign exchange rate changes on cash............................           268             12
                                                                             -------------  -------------
Net increase (decrease) in cash and cash equivalents.......................           316           (310)
Cash and cash equivalents, beginning of year...............................         1,152          1,998
                                                                             -------------  -------------
Cash and cash equivalents, end of year..................................... $       1,468  $       1,688
                                                                             =============  =============
Supplemental cash flow disclosures:
  Interest paid............................................................ $         337  $         208
                                                                             =============  =============
  Income taxes paid........................................................ $          90  $          50
                                                                             =============  =============

See accompanying notes to condensed consolidated financial statements.

Southwall Technologies Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands)

Note 1-Interim Period Reporting:

      While the information presented in the accompanying condensed consolidated financial statements is unaudited, it includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations and changes in financial position as of the dates and for the periods indicated.

      Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004 (as amended by the Company's Form 10-K/A filed on May 7, 2004). The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

      Due to the structure of the transactions resulting from the investment agreement with Needham & Company and Dolphin Capital Partners, LP, which were entered into by the Company on December 18, 2003, and later amended and restated on February 20, 2004, the Company was not in compliance with certain Nasdaq listing requirements. On March 26, 2004, the Company voluntarily delisted from the Nasdaq National Market and on May 6, 2004, began trading on the Over-the-Counter Bulletin Board Market. Management believes that a voluntary delisting from Nasdaq and a move to the pink sheets provided the best option to our shareholders by retaining liquidity in the Company's common stock.

      On April 29, 2004, the Company amended its credit agreements with its senior lender, Pacific Business Funding, or PBF, to extend the agreements to May 5, 2005. The new agreements provide for a maximum borrowing capacity of $9.0 million for the Company. The credit agreement consists of a $3.0 million credit facility, which is guaranteed by Needham & Company, and a $6.0 million receivables line of credit. The $3.0 million facility bears an annual interest rate of 2% above PBF's Base Rate (which was 4.0% at March 28, 2004), and the annual interest is calculated based on the borrowings outstanding under the line. The $6.0 million facility bears an annual interest rate of 7% above PBF's Base Rate and the annual interest is calculated based on the average daily accounts receivable against which the Company has borrowed. Availability under the $6.0 million line is limited to 75% of accounts receivables acceptable to PBF. PBF continues to reserve the right to lower the 75% of eligible receivable standards for borrowings under the credit agreement or to terminate the credit agreement at any time. The amendment also deleted the requirements that we maintain a listing on the Nasdaq National Market and comply with financial covenants to maintain minimum net tangible net worth of $33.0 million, a current ratio of at least 0.70, and revenues equal to or greater than 80% of revenues projected. (See Note 14 - Subsequent Events.)

      Cumulative operating losses, negative working capital, negative cash flows, and defaults with respect to our debt obligations, and our current cash balance raise substantial doubt about our ability to continue as a going concern. We incurred a net loss and negative cash flows from operations in 2003 and expect to incur net losses and negative cash flows through at least the third quarter of 2004. As of December 31, 2003 and March 28, 2004, our cash and cash equivalents and restricted cash were $1.9 million and $2.2 million, respectively. If we are unable to maintain our existing financing sources, or procure new sources of financing we may be unable to satisfactorily meet all of the cash commitments required to fund our operations or to continue as a going concern.

      The Company uses a 52-week fiscal year ending on December 31. The quarters ended March 28, 2004 and March 30, 2003 each included 13 weeks.

Note 2-Balance Sheet:

Restricted cash

      Restricted cash consists of the unexpended portion of grants received from the Saxony government in Germany to co-finance the costs of the construction of the Company's Dresden facility. In the event the Company fails to meet certain conditions related to the grants, the Saxony government has the right to demand repayment of the grants (see Note 7 - Government Grants and Investment Allowances).

Inventories, net

      Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of sales. At March 28, 2004 and December 31, 2003, inventories consisted of the following:

                                               March 28,   December 31,
                                                  2004         2003
                                               ----------  ------------
Inventory, net                                      (in thousands)
Raw materials................................ $    3,615  $      2,677
Work-in-process .............................      2,115         3,148
Finished goods ..............................      1,150         1,005
                                               ----------  ------------
                                              $    6,880  $      6,830
                                               ==========  ============

Government grants advanced and investment allowances

      Government grants advanced and investment allowances consist of monies received by the Company from the Saxony government in Germany. Upon approval and receipt of the grants and investment allowances from the Saxony government, the funds are applied as a reduction of the costs of the Dresden facility. In the event the Company fails to meet certain conditions related to the grants and investment allowances, the Saxony government has the right to reclaim the grants and allowances. (see Note 7 - Government Grants and Investment Allowances.)

Other long-term liabilities

      Other long-term liabilities consisted of the following at March 28, 2004 and December 31, 2003:

                                                             Balance at    Balance at
                                                             March 28,    December 31,
Description                                                     2004          2003
----------------------------------------------------------  ------------  ------------
Warrants.................................................. $      6,305  $         --
Liabilities associated with Settlement Agreement (Note 5).        2,374         1,591
Deferred tax liability....................................        1,348         1,177
Embedded derivative (Note 9)..............................          782            --
Long-term restructuring costs (Note 12)...................          220           293
Other.....................................................           --            22
                                                            ------------  ------------
Total other long-term liabilities......................... $     11,029  $      3,084
                                                            ============  ============

      Other long-term liabilities consist of warrants issued in connection with the Investment Agreement (see Note 9 - Warrants and Other Financial Instruments.), liabilities associated with a settlement agreement (see Note 5 - Term Debt), deferred tax liabilities, embedded derivatives (see Note 9) and accrued restructuring costs.

Note 3-Net Income (Loss) Per Share:

      Basic net income (loss) per share is computed by dividing income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive common shares potentially outstanding during the period. In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would not be dilutive. Accordingly, for the quarters ended March 28, 2004, and March 30, 2003, there was no difference between the denominators used for the calculation of basic and diluted net (loss) per share, and the number of shares used in the calculation was 12,548,192 and 12,527,460, respectively.

      There were 2,693,947 options outstanding at March 28, 2004, which were excluded from the diluted net (loss) per share calculations as reported because they were anti-dilutive in view of the loss incurred by the Company in that period.

Note 4-Line of Credit:

      On May 16, 2003, the Company entered into credit agreements for a $10.0 million receivables financing line of credit (which were amended on June 16, 2003 and December 18, 2003) with a financial institution, Pacific Business Funding, or PBF, that were due to expire on May 5, 2004, subject to automatic one-year renewals unless terminated at any time by either party. The line of credit bears an annual interest rate of 7% above the financial institution's Base Rate (which was 4.0% at March 28, 2004), and is calculated based on the average daily accounts receivable against which the Company has borrowed. Half of the $10.0 million line of credit is represented by a $5.0 million credit line, guaranteed by the United States Export-Import Bank ("EXIM"). Availability under the EXIM line is limited to 80% of eligible foreign receivables acceptable to the lender. The remaining $5.0 million portion of the $10.0 million credit line is supported by domestic receivables. Availability under the domestic line of credit is limited to 70% of eligible domestic receivable acceptable to the lender. PBF reserves the right to lower the 70% and 80% of eligible receivable standards for borrowings under the credit agreements. In connection with the line of credit, the Company granted to the bank a lien upon and security interest in, and right of set off with respect to all of the Company's right, title and interest in all personal property and other assets, other than certain of the Company's Germany property or assets. The borrowing arrangements required the Company to comply with financial covenants to maintain minimum net tangible net worth of $33.0 million, a current ratio of at least 0.70, and revenues equal to or greater than 80% of revenues projected. As part of the agreements, the Company incurred and paid a one-time commitment fee of $0.1 million in the second quarter of 2003, which will be amortized over the term of the agreements.

      As a result of the impairment charge recorded at the end of the third quarter and a deterioration in our working capital position during the fourth quarter of 2003, the Company was in violation of the minimum net tangible net worth covenant and current ratio covenant set forth in each of the credit agreements, and, therefore, in default thereunder. On December 18, 2003, the Company entered into a Forbearance Agreement with PBF to forbear from exercising the rights and remedies available to it owing to the default condition. The forbearance will remain in effect until the expiration date of the credit agreement subject to the Company's achievement of certain operational and financial milestones. Concurrent with the Forbearance Agreement, the credit agreement was amended to reduce the facility to $7.0 million, subject to the same restrictions in borrowing capacity. The amendment to the credit facility was made following an agreement reached with Needham to guarantee an additional $3.0 million facility with PBF. The guarantee was provided in two separate allotments of $2.25 million on December 18, 2003 and $0.75 million on January 15, 2004. In exchange for the guarantees, the Company issued two separate allotments of warrants for 941,115 shares of common stock each to Needham. (See Note -9 - Warrants and Other Financial Instruments). In connection with the forbearance and amended credit facility, the Company also issued warrants exercisable for 360,000 shares of common stock to PBF. As of March 28, 2004, the Company had approximately $5.5 million of borrowings outstanding and no availability to borrow under the credit agreements.

      On April 29, 2004, the Company amended its credit agreements with PBF to extend the agreements to May 5, 2005. The new agreements provide for a maximum borrowing capacity of $9.0 million for the Company. The credit agreement consists of a $3.0 million credit facility, which is guaranteed by Needham & Company, and a $6.0 million receivables line of credit. The $3.0 million facility bears an annual interest rate of 2% above PBF's Base Rate (which was 4.0% at March 28, 2004), and the annual interest is calculated based on the borrowings outstanding under the line. The $6.0 million facility bears an annual interest rate of 7% above PBF's Base Rate and the annual interest is calculated based on the average daily accounts receivable against which the Company has borrowed. Availability under the $6.0 million line is limited to 75% of accounts receivables acceptable to PBF. PBF continues to reserve the right to lower the 75% of eligible receivable standards for borrowings under the credit agreement or to terminate the credit agreement at any time. The amendment also deleted the requirements that we maintain a listing on the Nasdaq National Market and comply with financial covenants to maintain minimum net tangible net worth of $33.0 million, a current ratio of at least 0.70, and revenues equal to or greater than 80% of revenues projected. (See Note 14 - Subsequent Events.)

Note 5-Term Debt:

      The Company's term debt and capital leases consisted of the following at March 28, 2004:

                                                                         Remaining
                                                            Balance at   Principal
                                                            March 28,      Due in
Description                                       Rate         2004         2004
---------------------------------------------  ----------  ------------  ----------
Term debt:
 Teijin loan dated January 19, 2004..........         --  $      1,269  $      254
 German bank loan dated May 12, 1999.........    6.13%(1)        2,386         311
 German bank loan dated May 28, 1999.........    7.10%(2)        3,043          --
 German bank loan dated May 28, 1999.........       3.75%          869         174
 German bank loan dated July 25, 2000........    7.15%(3)        1,865         215
 German bank loan dated
   August 14, 1999 (due June 30, 2009).......       5.75%        2,054          --
 German bank loan dated December 18, 2000....       7.50%           78          78
 German bank loan dated December 19, 2000....        8.0%           69          69
 Settlement agreement dated February 20, 2004         (4)        2,000          --
                                                           ------------  ----------
   Total term debt...........................                   13,633       1,101
Capital leases:
 Other equipment financings..................                       69          69
                                                           ------------  ----------
   Total capital leases......................                       69          69
                                                           ------------  ----------
   Total term debt and capital leases........                   13,702  $    1,170
                                                           ------------  ==========
   Less current portion......................                    1,520
                                                           ------------
Term debt, non currrent......................             $     12,182
                                                           ============

(1)    Interest rate will remain fixed until December 31, 2004 and will be reset to the then prevailing market rate.

(2)    Interest rate will be reset to the then prevailing market rate in 2009.

(3)    Interest rate will be reset to the then prevailing market rate in 2005.

(4)    Stepped interest rate starting at 3% for 2004, which will increase by one percentage point per year until 2010.

      The Teijin loan represents the unpaid principal and accrued interest owed by the Company on a loan with a Japanese bank, dated May 6, 1997, which had been guaranteed by Teijin Limited (Teijin), a Japanese company. Teijin is a stockholder of and supplier of substrate materials to the Company. The Teijin guarantee was collateralized by certain equipment located in Southwall's Tempe manufacturing facility and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The Company was also subject to certain financial covenants under the guarantee. The Company paid Teijin semi-annually a loan guarantee service fee equal to 0.5625% of the outstanding balance. The loan required semi-annual payments of interest only during the first four years, followed by semi-annual principal installments plus interest, beginning in May 2001, for the remaining three and one half year term. The Company had made each of its scheduled principal and interest payments to the Japanese bank through May 2003, representing principal payments of $8.8 million. However, the Company did not make the scheduled payment of $1.25 million due on November 5, 2003 thereby defaulting on the debt. Teijin honored its guarantee by satisfying the obligation. Under the terms of Teijin's guarantee, the Company was obligated to immediately repay the amounts paid by Teijin. As a result of the restructuring plan implemented by the Company in the fourth quarter of 2003, the Company entered into a guaranteed Loan Agreement with Teijin on January 19, 2004 to satisfy Teijin's claim. The agreement includes a payment schedule that spreads the payments over a period of four years through 2008. The obligations owed to Teijin will not accrue interest if paid according to the payment schedule. The Company's obligations to Teijin are guaranteed by its subsidiary, Southwall Europe GmbH.

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

      During 1999, Southwall entered into a master equipment sale-leaseback agreement with a leasing company, Matrix Funding Corporation ("lessor"). The Company was in dispute with the lessor over interpretation of certain terms of the lease agreement and withheld lease payments due since March 2001. The lessor notified the Company that it considered the Company to be in default and in January 2002 drew down on a letter of credit in the amount of $0.5 million that collateralized the Company's obligations. In May 2002, a suit was filed against the Company by an agent of the successor to the lease demanding payment of unpaid lease payments and alleged residual values. (See Note 10- Contingencies.) In February 2004, we reached a settlement agreement with the agents for $2.0 million bearing interest at a stepped rate. The settlement requires the Company to make an interest payment in 2004, and beginning in 2005, to make quarterly principal and interest payments until 2010. At March 28, 2004, the carrying value of the liability was $4.4 million ($2.8 million of principal, plus $1.6 million of accrued interest and tax). As a result of the settlement the Company is obligated to pay a lesser amount of $2.0 million over five years at a stepped rate of interest. The agreement included a confession of judgment, whereby the Company acknowledges that it owes damages of $5.9 million in the event of payment defaults under the settlement agreement.

      The Company performed an assessment under SFAS 15 and EITF 02-04 to assess whether the debt restructuring constituted a troubled debt restructuring. The Company concluded that the debt restructuring was in fact a troubled debt restructuring as the Company was in financial difficulty and the lessors had granted a concession to the Company, under the definitions of such conditions as set forth in EITF 02-04. The reduction in the amount of the debt indicated that a concession had been granted. SFAS 15, requires an assessment of the total future cash payments specified by the new terms of the debt, including, principal, interest and contingent payments. If the payments are less than the carrying amount of the payable, the Company should reduce the carrying amount to an amount equal to the total future cash payments specified by the new terms and should recognize a gain on restructuring of payables equal to the amount of the reduction. In its assessment, management factored in the $5.9 million confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring. The carrying value of the debt remains on the balance sheet and the liability will be reduced as payments are made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment. Based on a SFAS 5 determination, at the time the Company considers default probable, the liability would be increased to the $5.9 million confession of judgment value. The excess of the carrying value over the $2.0 million is recorded in Other Long-Term Liabilities on the balance sheet.

      On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 3.1 million ($3.7 million). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in euros after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum for the first five years, and will be revised to the prevailing rate at the end of the fifth year. Of the borrowings outstanding of $2.4 million under this bank loan at March 28, 2004, $2.1 million was classified as noncurrent in the accompanying balance sheet.

      On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds were made available in three tranches, and were used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at March 28, 2004; the Company is current with respect to all principal and interest payments due under the loan agreement. Under the first tranche, the Company borrowed euro 2.5 million ($3.0 million) for a term of twenty years beginning on May 28, 1999. The principal is repayable in euros beginning after ten years in ten equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years, after which time the rate will be adjusted to a current prevailing rate. Of the borrowings outstanding under this tranche of $3.0 million at March 28, 2004, $3.0 million was classified as noncurrent in the accompanying balance sheet. Under the second tranche, the Company borrowed euro 1.7 million ($2.1 million) for a term of seven years beginning May 28, 1999 and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bears fixed interest at 3.75% per annum for the period of seven years. At March 28, 2004, the amount due under this second tranche was $0.9 million, and $0.7 million was classified as a noncurrent liability. Under the third tranche, the Company borrowed euro 2.1 million ($2.5 million) for a term of ten years beginning on July 25, 2000, and the principal is repayable after one year, in thirty-six equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the first five years, after which time the rate will be adjusted to a current prevailing market rate. At March 28, 2004, the amount due was $1.9 million; of this amount, $1.7 million was classified as noncurrent.

      On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 1.7 million ($2.1 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in euros. Fifty percent of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Restricted loan proceeds." The amount due under this bank loan at March 28, 2004 was $2.1 million, which was classified as noncurrent.

      On December 18, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.2 million ($0.2 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in nine quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in euros. At March 28, 2004, the amount outstanding under this bank loan was $0.1 million, which was classified as current.

      On December 19, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to euros 0.3 million ($0.4 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in euros. At March 28, 2004, the amount outstanding under this bank loan $0.1 million, which was classified as current.

      The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary. The dollar equivalent value for the preceding German bank loans has been calculated using the euro exchange rate as of March 28, 2004.

      Other term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

      Scheduled principal reductions of term debt as of March 28, 2004 for the balance of 2004, and for the next four years and thereafter, are as follows:

                                                                           Amount
                                                                         ----------

2004................................................................... $    1,170
2005...................................................................      1,530
2006...................................................................      1,561
2007...................................................................      1,213
2008...................................................................      1,213
Thereafter.............................................................      7,015
                                                                         ----------
          Total........................................................ $   13,702
                                                                         ==========

      The Company incurred total interest expense of $0.7 million and $0.3 million in first quarters of 2004 and 2003, respectively.

Note 6 - Convertible Promissory Notes:

      The Company's convertible promissory notes as of March 28, 2004 consist of the following:

                                                                              Balance at
Description                                                                 March 28, 2004
--------------------------------------------------------------------------  --------------
Needham Capital Partners and affiliates................................... $        3,000
Dolphin Direct Equity Partners............................................          1,500
                                                                            --------------
Total face value of convertible promissory notes..........................          4,500
Less:
      Discount associated with Embedded derivative                                   (820)
      Discount on promissory notes due to warrants issued with the notes..           (414)
      Amortization of debt discount.......................................             42
                                                                            --------------
Total convertible promissory notes........................................ $        3,309
                                                                            ==============

      On February 20, 2004, the Company entered into an agreement with Needham & Company, Inc., certain of its affiliates, and Dolphin Direct Equity Partners, LP (the "Holders") and issued $3.0 million and $1.5 million of convertible notes to them, respectively. The notes are convertible, at the Holders' option, into the Company's Series A preferred stock at a conversion price of $1.00 per share (subject to adjustment). The notes accrue interest at an annual rate of 10%, compounded daily, which interest is payable each December 31st. The notes are collateralized by a pledge of a portion of the stock of Southwall Europe GmbH. The notes are due and payable on the earlier of: i) 45 days after failure of the stockholders to approve the increase in the number of the Company's authorized shares, or ii) February 20, 2009. In addition, so long as any of the convertible notes are outstanding, the approval of the Holders of a majority of the convertible notes will be required to effect certain corporate actions. In connection with the issuance of the convertible notes the Company issued warrants for 1,694,007 shares of common stock. In addition, the Company bifurcated the conversion feature of the notes and recorded an embedded derivative. (See Note 9 - Warrants and Other Financial Instruments.)

Note 7-Government Grant and Investment Allowances:

      The Company has an agreement to receive cash grant awards ("the Grant"), which was approved by the Saxony government in May 1999. As of March 28, 2004, the Company had received approximately euros 5.6 million ($6.8 million) under this Grant and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden manufacturing facility. Additionally, as of March 28, 2004, the Company has a balance remaining from the government grants received in May 1999 of euros 0.5 million ($0.6 million) which has been recorded as an advance and held as restricted cash until the Company receives approval from the Saxony government to apply the funds to reduce its capital expenditures.

      Giving effect to an amendment of the terms of the Grant in 2002, the Grant is subject to the following requirements:

a)    The Grant was earmarked to co-finance the costs of the construction of a facility to manufacture XIRr film for the automotive glass industry;

b)    The construction period for the project is from March 15, 1999 to June 30, 2006;

c)    The total investment during the construction period should be at least euros 47.0 million ($56.8 million);

d)    The project must create at least 143 permanent jobs and 7 apprenticeships by June 30, 2006.

      If the Company fails to meet the above requirements, the Saxony government has the right to demand repayment of the Grant.

      In addition to the Grant, the Company is eligible for cash investment allowances from the Saxony government calculated based on the total projected capital investment by the Company in its Dresden facility of euros 47.0 million ($56.8 million). The investment allowances are also subject to European Union regulatory approval. During 2000, 2001, 2002 and 2003, the Company received euros 1.2 million ($1.5 million), euros 2.5 million ($3.0 million), euros 1.2 million ($1.5 million), and euros 1.3 million ($1.6 million), respectively, in investment allowances from the Saxony government, and those proceeds were applied to reduce the capitalized construction cost of the Dresden facility. These investment allowances are subject to the following requirements:

a)    The movable and immovable assets, the acquisition costs of which are taken into account in determining the investment allowance, shall be employed within the subsidized territory for a period of at least five years following the acquisition or production.

b)    The movable assets, the acquisition costs of which are taken into account in determining the increased investment allowance, shall remain in a business that is engaged in the processing industry, or in a similar production industry, for a period of at least five years following the acquisition or production.

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

Note 8-Segment Reporting:

      Southwall reports segment information using the management approach to determine segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company is organized on the basis of products and services. The total net revenues for the automotive glass, electronic display, window film and architectural product lines for the first quarters of 2004 and 2003 were as follows:

                                  March 28,   March 30,
                                     2004        2003
                                  ----------  ----------
                                     (in thousands)

Automotive glass................ $    4,401  $    5,209
Electronic display..............      3,419       6,602
Window film.....................      1,844       2,010
Architectural...................      1,403       1,400
                                  ----------  ----------
        Total net revenues...... $   11,067  $   15,221
                                  ==========  ==========

      The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the first of quarters of 2004 and 2003.

                                    March 28,   March 30,
                                       2004        2003
                                    ----------  ----------
                                       (in thousands)
United States..................... $    1,481  $    1,514
Japan.............................      2,974       5,823
France............................      2,248       3,075
Pacific Rim.......................      1,670       2,136
Rest of world.....................      1,271         810
Germany...........................      1,423       1,863
                                    ----------  ----------
   Total net revenues............. $   11,067  $   15,221
                                    ==========  ==========

Note 9-Warrants and Other Financial Instruments:

      The warrants described below are for common stock at an exercise price of $0.01. With the exception of the warrants issued in connection with the letter of intent, the term of the warrants is five years from the date of issuance. As a result of the nominal exercise price of the warrants, the warrant value is based on the value of the common stock on the date of issuance.

      The quoted market price of the Company's common stock was not regarded as an appropriate basis for warrant values, on account of the dilution of the stock and the thin trading of the stock. The fair value of the common stock was based on a Company valuation performed by management using accepted valuation methodologies.

Balance Sheet Classification of Warrants:

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

      As of December 31, 2003, the Company satisfied the conditions necessary for equity classification of its warrants, including the availability of sufficient authorized and unissued shares to satisfy existing commitments.

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

      The Company was required to re-measure all outstanding warrants as of January 19, 2004 and to transfer the fair value warrant value to liabilities with the difference between the equity carrying value and the re-measured fair value of the liability recorded as non-operating expense. The charge recorded on January 19, 2004 totaled $151,000. The warrants will continue to be classified as liabilities until shareholder approval for the increase in authorized shares occurs, at which point they will be re-measured and reclassified to equity, assuming all other conditions for equity classification are satisfied. The warrants were re-measured as of the end of the first quarter, resulting in a charge of $23,000, which was recorded as non-operating expense on March 28, 2004.

Warrants issued in connection with the Letter of Intent:

      In connection with the November 11, 2003 Letter of Intent signed between Needham and the Company outlining the proposed debt guarantee and equity financing the Company issued warrants for 1,254,235 shares of common stock, representing 10% of the outstanding common stock of the Company, at an exercise price of $0.01 per share. The warrants expired on November 11, 2008 or execution of definitive investment agreements, whichever was earlier. The warrants expired on December 18, 2003, the date of the signing of the definitive investment agreements.

      The warrants included anti-dilution protection whereby the number of warrants would be increased to 10% of the fully diluted number of shares of the Company in the event that the Company entered into a financing agreement with an alternate investor before the end of the first quarter of 2004.

      Needham did not seek exclusive negotiations with the Company and the warrants were considered as compensation for Needham investing time in negotiating and structuring the potential transaction.

      The warrants were valued by the Company at $100,000 and reflected the relative probabilities of an agreement being reached and the anti-dilution feature being triggered. The fair value of the warrant was recorded as a non-operating expense in the fourth quarter of 2003.

Warrants issued in connection with the investment agreement:

      In accordance with the investment agreement, warrants were to be issued to the Investors on the closing of each guarantee and equity tranche. However, the investment agreement provided that the Investors were entitled to receive warrants to purchase 752,892 shares of common stock associated with the second tranche of equity regardless of whether the second equity closing occurred. This term was included in the agreements as further incentive for the Investors to enter into definitive agreements. As the Company had an enforceable obligation to issue the warrants and as the terms of the warrants were known as of the date of the investor agreement, the warrants were considered issued for accounting purposes as of December 18, 2003. As issued as an incentive to enter into definitive agreements for transactions that the Investors were not necessarily committed to consumate, the Company determined that the value of the warrants should be recorded as a non-operating expense, which was recorded in the fourth quarter of 2003. The Company considered that the Investors were not necessarily committed to the contemplated transactions because of the arguably subjective nature of determining whether certain conditions to closing were satisfied. Management determined the value of the warrants to be $309,000.

      The investment agreement also included terms that required the Company to issue additional warrants to the Investors if, as part of its restructuring plan, the Company issued any equity instruments, notes or other debt instruments to any creditor, landlord, employee, director, agent or consultant.

      Following the issuance of equity instruments as part of its restructuring plans the Company is required to issue to each of the Investors warrants in such amounts as would allow the Investors to maintain their aggregate ownership percentage (on a fully-diluted basis) as if such issuance had not occurred. Such warrants represent anti-dilution protection for the investor and are therefore not valued as stand-alone instruments.

      Following note or debt issuances to creditors as part of its restructuring plan the Company is required to issue additional warrants to each of the Investors representing the right to purchase that number of shares of common stock equal to the product of (x) 1.25 and (y) the original principal amount of such note or debt instrument. Such warrants represent penalties for the Company failing to eliminate obligations to creditors, and are regarded as issued for accounting purposes as of the date of the agreement triggering legal entitlement.

      In December 2003, the issuance to the Investors of additional warrants exercisable for 409,246 shares of common stock was required by note or debt issuances under the restructuring plan. The Company determined the value of the warrants to be $168,000. The fair value of the warrants was recorded as non-operating expense in the fourth quarter of 2003. In the first quarter of 2004, the Company issued 9,848,750 additional warrants to the Investors as a result of note or debt issuances under the restructuring plan. The Company determined the fair value of the warrants to be $4,277,000, which was recorded as a non-operating expense in the first quarter of 2004.

Warrants issued in connection with the guarantee from Needham and line of credit from PBF:

      In connection with the first guarantee from Needham and as additional incentive to complete the financing closings, as contemplated in the investment agreement, the Company issued warrants for 941,115 shares of common stock in the fourth quarter of 2003. Management determined the value of the guarantee and warrants at $98,000 and $386,000, respectively.

      The Company recorded the amount of the warrant value equal to the fair value of the guarantee, $98,000, as debt issuance costs to be amortized over the life of the line of credit. The residual value of the warrants, $288,000, was recorded as a non-operating expense in the fourth quarter of 2003, as representing an incentive to enter into definitive agreements for transactions to which Needham was not committed.

      In connection with the second guarantee from Needham and as additional incentive to complete the financing closings, as contemplated in the investment agreement, the Company issued warrants for 941,115 shares of common stock in the first quarter of 2004. Management determined the value of the guarantee and warrants at $33,000 and $367,000, respectively.

      The Company recorded the amount of the warrant value equal to the fair value of the guarantee, $33,000, as debt issuance costs to be amortized over the life of the line of credit. The residual value of the warrants, $334,000, was recorded as a non-operating expense in the first quarter of 2004, as representing an incentive to enter into definitive agreements for transactions to which Needham was not committed.

      In November 2003, and continuing thereafter, the Company defaulted under its Factoring Agreements with PBF. On account of the default, PBF was entitled to demand immediate repayment of all outstanding obligations, or to foreclose its security interest in the Company's collateral. In consideration of PBF's forbearance from exercising its rights and as incentive to provide $3.0 million of borrowings under the line credit, the Company agreed to issue warrants for 250,000 shares of the Company's common stock. In addition, the Company paid a forbearance fee of $70,000 and reimbursed PBF for $31,000 of legal fees. The Company determined that the fair value of the warrants was $102,500. The Company has recorded the fair value of the warrants and the fees to debt issuance costs and is amortizing the amount over the life of the line of credit.

      On January 19, 2004, the Company issued 75,000 warrants to PBF in consideration of PBF's consent to the execution by Southwall Europe GmbH ("Southwall Europe") of a written Guaranty Agreement in favor of Teijin Limited ("Teijin"). The Guaranty by Southwall Europe was to guarantee the Company's obligations to pay Teijin $1.3 million in full settlement of the Company's debts and obligations to Teijin. The Company's obligation to Teijin stemmed from the Company's default on a Japanese bank loan for which Teijin was the guarantor. The Company determined the fair value of the warrants was $34,000, and has recorded the cost as a non-operating expense in the first quarter of 2004.

      On January 30, 2004, the Company issued 35,000 warrants to PBF in exchange for PBF granting a two-week extension of its forbearance to enable the Company to execute the investment agreement. The Company determined the fair value of the warrants to be $15,000. The Company has recorded the fair value of the warrants to debt issuance costs and is amortizing the amount over the life of the line of credit.

Issuance Of Warrants In Connection With The Convertible Debt:

      In connection with the issuance of the convertible notes the Company issued warrants for 1,694,007 shares of common stock.

      As discussed above, the terms of the original investment agreement were such that the Investors were entitled to receive the 752,892 warrants associated with the second tranche of equity regardless of whether the second equity closing occurred. As the Company has an enforceable obligation to issue the warrants and because the terms of the warrant were known as of the date of the investor agreement, the warrants were considered issued for accounting purposes as of December 18, 2003. As discussed above, the Company valued the 752,892 warrants at $309,000 and recorded the amount as non-operating expense in the fourth quarter of 2003. As a result, the number of warrants issued for accounting purposes on February 20, 2004, in connection with the issuance of convertible debt, is reduced by 752,892, from 1,694,007 to 941,115.

      The fair value of the 941,115 warrants was determined by management at $414,000 and is recorded as discount on the convertible notes in the final quarter of 2004 and is being expensed as interest expense over the life of the debt instrument using the effective interest rate method.

Embedded Derivatives:

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

      The following table summarizes the warrants issued above in thousands:

                                                               Number of
                                                              Shares Issued  Value of
                                                                 Under       Warrants
Description                                                     Warrant       Issued
                                                              ------------  ----------
Warrants issued in connection with investment agreement.....       11,010  $    4,754
Warrants issued for Needham loan guarantees.................        1,882         720
Warrants issued in connection with promissory notes.........          941         414
Warrants issued to PBF......................................          360         152
Warrants issued in association with letter of intent........           --         100
Discount associated with embedded derivative................           --         820
Remeasurement of financial instruments in the first quarter.           --         135
                                                              ------------  ----------
Total.......................................................       14,193  $    7,095
                                                              ============  ==========

Note 10-Contingencies:

      The Company was a defendant in an action entitled "Portfolio Financial Servicing Company v. Southwall Technologies Inc.," which was filed in state court in Utah on May 22, 2002. This action arose out of sale-leaseback agreements, which the Company entered into with an entity formerly known as Matrix Funding Corporation, or Matrix, in 1999 in connection with the acquisition of two of the Company's production machines. Matrix thereafter filed bankruptcy proceedings. Plaintiffs in the action were Bank of America, which alleged that it was the successor in interest to Matrix, and Portfolio Financial Servicing Company, which claimed to be an agent of the successor to Matrix. The plaintiffs demanded payment of $6.5 million, which they alleged constituted unpaid lease payments, plus the alleged residual value of the equipment, less monies that Matrix owed to Southwall. The Company asserted that Matrix violated certain material terms of the lease. The Company entered into a settlement agreement on February 20, 2004. Pursuant to the settlement agreement, the Company agreed to pay the plaintiffs a total of $2.0 million plus interest over a period of 6 years from December 31, 2004 until December 31, 2010. The Company also agreed to return to the plaintiffs the equipment in question. If the Company fails to make the required payments, the plaintiffs may enter a confession of judgment against it in the amount of $5.9 million.

      The insurance carriers in some of the litigation related to alleged product failures and defects in window products manufactured by others in which the Company was a defendant in the past paid the defense and settlement costs related to such litigation. Those insurance carriers reserved their rights to recover a portion or all of such payments from the Company. As a result, those insurance carriers could seek from the Company up to an aggregate of $12.9 million plus defense costs, although any such recovery would be restricted to claims that were not covered by the Company's insurance policies. The Company intends to vigorously defend any attempts by these insurance carriers to seek reimbursement. The Company is not able to estimate the likelihood that these insurance carriers will seek to recover any such payments, the amount, if any, they might seek, or the outcome of such attempts.

      In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on its business, its consolidated financial position, results of operations or cash flows.

Note 11-Stock-Based Compensation:

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

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

                                                                                    Three Months Ended
                                                                                  ------------------------
                                                                                   March 28,    March 30,
                                                                                     2004         2003
                                                                                  -----------  -----------
                                                                           (in thousands except per share amounts)

Net income (loss)
   As reported.................................................................. $    (6,690) $    (1,659)
   Add: Stock-based employee compensation expense included
         in reported net income (loss), net of related tax effects..............          --           --
   Deduct: Total stock-based employee compensation determined under fair value
            based method for all awards, net of related tax effects.............          (9)        (232)
                                                                                  -----------  -----------
   Pro forma.................................................................... $    (6,699) $    (1,891)
                                                                                  ===========  ===========
Net income (loss) per share:
   As reported - basic.......................................................... $     (0.53) $     (0.13)
   Pro forma - basic............................................................ $     (0.53) $     (0.15)

   As reported - diluted........................................................ $     (0.53) $     (0.13)
   Pro forma - diluted.......................................................... $     (0.53) $     (0.15)

      For the stock option plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, for the multiple option approach, with the following weighted average assumptions used for grants in the first quarter of 2004 and 2003, respectively: expected volatility of 99%, and 96%; risk-free interest rate of 2.3% and 2.4%; and expected lives from vesting date of 1.89 and 2.95 years. Southwall has not paid dividends and assumed no dividend yield. The weighted average fair value of stock options granted in the first quarter of 2004 and 2003 was $1.81 and $2.19 per share, respectively. The Company granted 856,001 options and 259,279 options during the first quarter of 2004 and 2003, respectively.

Note 12 - Restructuring:

      The Company implemented a reduction in force at its Palo Alto location in December 2002, and elected to vacate certain buildings in Palo Alto. As result of these actions, the Company incurred a restructuring charge of $2.6 million in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto no longer occupied. During the first quarter of 2003, the Company recorded an accounting adjustment in the amount of $65,000 as a reduction to its restructuring accrual. The adjustment was the result of modifications to the severance packages of certain employees. As part of the restructuring plan commenced in the fourth quarter of 2003, the Company implemented a reduction in force at its Palo Alto facility and closed its Tempe facility. However, there were no restructuring charges incurred, or to be incurred as a result of these actions.

      The following tables set forth the beginning and ending liability balances relating to the above described restructuring activities as well as activity during the fiscal quarters ended March 28, 2004 and March 30, 2003:

                                           Workforce      Excess
                                           Reduction    Facilities       Total
                                         -------------  -----------  -------------
                                                        (in thousands)
Balance at January 1, 2003............. $         125  $     2,281  $       2,406
Provisions.............................            --           --             --
Adjustment to reserve..................           (65)          --            (65)
Cash payments..........................           (41)          --            (41)
                                         -------------  -----------  -------------
     Balance at March 30, 2003......... $          19  $     2,281  $       2,300
                                         =============  ===========  =============

                                           Workforce      Excess
                                           Reduction    Facilities       Total
                                         -------------  -----------  -------------
                                                        (in thousands)
Balance at January 1, 2004............. $          --  $     1,569  $       1,569
Provisions.............................            --           --             --
Adjustment to reserve..................            --           --             --
Cash payments..........................            --         (244)          (244)
                                         -------------  -----------  -------------
     Balance at March 28, 2004......... $          --  $     1,325  $       1,325
                                         =============  ===========  =============

Note 13 - Guarantees:

      The Company establishes a reserve for warranties and sales returns for specifically identified, as well as anticipated warranty claims based on warranty experience. The reserve for warranty and sales returns at March 28, 2004 and March 30, 2003 were as follows:

                                  Balance at                          Balance at
                                 December 31,                         March 28,
                                     2003      Provision  Utilized       2004
                                 ------------  ---------  ---------  ------------
                                                 (in thousands)
Accrued warranty............... $      1,850  $     578  $    (434) $      1,994
                                 ============  =========  =========  ============

                                  Balance at                          Balance at
                                 December 31,                         March 30,
                                     2002      Provision  Utilized       2003
                                 ------------  ---------  ---------  ------------
                                                 (in thousands)
Accrued warranty............... $      2,069  $     570  $    (586) $      2,053
                                 ============  =========  =========  ============

Note 14 - Subsequent Events:

      On April 29, 2004, we entered into an amendment to our receivables financing line of credit with Pacific Business Funding, or PBF, that was due to expire on May 5, 2004. The amendment waived the events of default set forth in the Forbearance Agreement between PBF and us and terminated the portion of the line of credit guaranteed by the United States Export-Import Bank. The remaining portion of the line of credit, which is supported by domestic receivables, was increased to $6.0 million and the maturity date was extended until May 5, 2005. Availability under the domestic line of credit is limited to 75% of eligible domestic receivable acceptable to PBF. This facility bears an annual interest rate of 7% above PBF's Base Rate (which was 4.0% at March 28, 2004), and the annual interest is calculated based on the average daily accounts receivable against which the Company has borrowed. PBF continues to reserve the right to lower the 75% of eligible receivable standards for borrowings under the credit agreement or to terminate the credit agreement at any time. The amendment also deleted the requirements that we maintain a listing on the Nasdaq National Market and comply with financial covenants to maintain minimum net tangible net worth of $33.0 million, a current ratio of at least 0.70, and revenues equal to or greater than 80% of revenues projected. On April 29, 2004, we also entered into an amendment to our $3.0 million credit facility with PBF that is guaranteed by Needham to extend the maturity date until May 5, 2005. The $3.0 million facility bears an annual interest rate of 2% above PBF's Base Rate, and the annual interest is calculated based on the borrowings outstanding under the line.

Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations:

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors" and in our Annual Report on Form 10-K/A for the year ended December 31, 2003. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

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

      Cumulative operating losses, negative working capital, negative cash flows, and defaults with respect to our debt obligations, and our current cash balance raise substantial doubt about our ability to continue as a going concern. We incurred a net loss and negative cash flows from operations in 2003 and expect to incur net losses and negative cash flows through at least the third quarter of 2004. As of December 31, 2003 and March 28, 2004, our cash and cash equivalents and restricted cash were $1.9 million and $2.2 million, respectively. If we are unable to maintain our existing financing sources, or procure new sources of financing we may be unable to satisfactorily meet all of the cash commitments required to fund our operations or to continue as a going concern.

Recent Developments:

      On April 29, 2004, we entered into an amendment to our receivables financing line of credit with Pacific Business Funding, or PBF, that was due to expire on May 5, 2004. The amendment waived the events of default set forth in the Forbearance Agreement between PBF and us and terminated the portion of the line of credit guaranteed by the United States Export-Import Bank. The remaining portion of the line of credit, which is supported by domestic receivables, was increased to $6.0 million and the maturity date was extended until May 5, 2005. Availability under the domestic line of credit is limited to 75% of eligible domestic receivable acceptable to PBF. PBF continues to reserve the right to lower the 75% of eligible receivable standards for borrowings under the credit agreement or to terminate the credit agreement at any time. The amendment also deleted the requirements that we maintain a listing on the Nasdaq National Market and comply with financial covenants to maintain minimum net tangible net worth of $33.0 million, a current ratio of at least 0.70, and revenues equal to or greater than 80% of revenues projected. On April 29, 2004, we also entered into an amendment to our $3.0 million credit facility with PBF that is guaranteed by Needham to extend the maturity date until May 5, 2005.

      Effective March 26, 2004, we voluntarily de-listed from the Nasdaq National Market and on March 29, 2004, our common stock began trading on the Pink Sheets. On May 6, 2004 our common stock began trading on the Over-the-Counter Bulletin Board Market under the symbol SWTX.OB.

Recent Financing and Related Transactions

      Overview. On December 18, 2003, in order to raise cash to continue operations, we entered into an investment agreement with Needham & Company, Inc., Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P., and Dolphin Direct Equity Partners, LP, collectively, the Investors. On February 20, 2004, we amended and restated that agreement. Under the terms of the amended and restated agreement, we agreed to issue and sell $4.5 million of Secured Convertible Promissory Notes that are convertible into our Series A 10% Cumulative Convertible Preferred Stock, par value $.001 per share, or the Series A shares, at a conversion price of $1.00 per share, together with warrants initially exercisable for 13,881,501 shares of our common stock. If the Investors were to exercise all warrants and convert all Series A shares issuable to them pursuant to the terms of the investment agreement, if our senior lender, Pacific Business Funding, or PBF, were to exercise all warrants currently issued to it, and if our option holders were to exercise all options currently outstanding, we would have 33,850,231 shares of common stock outstanding. We currently have 20,000,000 shares of common stock authorized under our certificate of incorporation. We expect to call a special meeting of our stockholders for the purpose of seeking approval of an amendment to our certificate of incorporation increasing the number of authorized shares available for issuance to a number that would allow us to meet fully our obligations to issue shares of capital stock under the investment agreement. If an amendment to our certificate of incorporation is not approved, the amounts due under the convertible notes will accelerate 45 days after the shareholder vote, and we will not be able meet our obligations under the investment agreement. The resulting lack of capital will prevent us from funding our operations and continuing as a going concern. The form of the amended and restated Certificate of Designation describing the preferences and rights of the Series A shares and the Amended and Restated Investment Agreement and related documents are included as exhibits to our Current Report on Form 8-K/A, dated and filed with the SEC on March 3, 2004.

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
  Undertaking a series of staggered layoffs;
  Arranging new payment terms with all major creditors and vendors to extend or reduce our payment obligations;
  Accelerating our cash collections;
  Reducing our operating expenses and inventory levels;
  Minimizing our capital expenditures; and
  Seeking new sources of financing.

      We also began to solicit and receive proposals from potential investors and lenders. We evaluated a variety of public and private market alternatives to raise additional capital, as well as alternatives to restructure our upcoming payment obligations without raising additional capital. Our access to the traditional capital markets was, and continues to be, constrained, however, by a number of factors, including the risks described in our filings with the SEC. As a result, we concluded that a private equity investment was the most attractive alternative to continue as a going concern.

      We received and evaluated three financing proposals, including the Needham proposal, which is described in further detail below. One proposal consisted of an initial offer to purchase up to $3.0 million of our common stock, in two tranches, at a price equal to 70% of the average closing price of our common stock on the Nasdaq National Market during the 10 days preceding the closing dates. The initial tranches would have consisted of $2.0 million of our common stock, with the additional $1.0 million of common stock to have been purchased at the option of the investor within 18 months of the closing of the initial tranche. In addition, the investor would have received warrants for approximately 6,000,000 shares of our common stock, exercisable for five years at a per share exercise price equal to 110% of the closing price of our common stock on the Nasdaq National Market as of the business day prior the closing of the initial equity tranche. Another proposal contemplated the issuance of a $2.0 million letter of credit to PBF, against which we would have been able to borrow under our existing domestic factoring agreement with PBF.

      All three proposals, including the Needham proposal, were presented to our Board of Directors. After reviewing and seeking to negotiate revisions to all of the proposals submitted, the Board unanimously determined on November 10, 2003 to proceed with the Needham & Company, Inc. offer, primarily because the Board believed that the amount of cash that we would have received under each of the two other proposals would have been insufficient to meet our short-term operational cash flow requirements. We entered into a non-binding letter of intent with Needham on November 11, 2003 to sell $3.0 million of Series A shares at a price of $1.00 per share. Needham also agreed to guarantee up to $2.0 million of additional borrowing under our existing Domestic Factoring Agreement with our senior lender, PBF. In connection with the guarantee and the sale of the Series A shares, we agreed to issue warrants to Needham exercisable for a number of shares of our common stock equal to 10% of the total shares outstanding, at a nominal exercise price, which warrants terminated by their terms upon the execution of the investment agreement described below. During the negotiations of the investment agreement, the parties agreed to increase the aggregate number of Series A shares to be sold to 4.5 million. The parties also increased the guarantee to $3.0 million and determined that it would apply to a new line of credit facility with PBF.

      On December 18, 2003, we entered into the investment agreement with the Investors. Under the terms of the investment agreement, Needham agreed to issue the guarantees of our new line of credit facility in two separate tranches of $2.25 million and $750,000, respectively, and the Investors agreed to purchase the Series A shares in two separate tranches of $1.5 million and $3.0 million, respectively. The new borrowings and the purchase of each equity tranche were subject to certain conditions, including, among other things, the receipt of concessions by us from creditors and landlords, the completion by us of certain restructuring actions and the achievement of cash flow break-even at quarterly revenue levels below those of the third quarter 2003. Needham executed a guarantee of up to $2.25 million under the new line of credit facility on December 18, 2003, and received a warrant to purchase 941,115 shares of our common stock, approximately 7.5% of our total shares currently outstanding at an exercise price of $0.01 per share. On January 15, 2004, Needham executed a guarantee with respect to an additional $750,000 under the new line of credit and received an additional warrant to purchase 941,115 shares of common stock at an exercise price of $0.01 per share. A further description of the terms of all warrants is set forth below.

      On February 20, 2004, the parties amended and restated the investment agreement to provide that we would issue and sell to the Investors an aggregate of $4.5 million of our convertible notes in one tranche instead of Series A shares in two separate tranches. A further description of the convertible notes is set forth below. Under the investment agreement, and as further described in the "Anti-Dilution Protection" section below, we were also required to issue additional common stock warrants to the Investors as anti- dilution protection for the issuance of debt and equity by us as part of the restructuring of our obligations to creditors. In connection with the sale of the convertible notes and honoring the Investors' anti-dilution protection, on February 20, 2004 we issued warrants to the Investors to purchase a total of 10,305,264 shares of our common stock, at an exercise price of $0.01 per share, approximately 82.1% of our total shares currently outstanding.

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
  if Dolphin Direct Equity Partners, LP were to exercise all warrants and convert all of its Series A shares (issuable upon conversion of its convertible notes), then Dolphin would own approximately 5,498,141 shares of our common stock, or about 30.5% of the total shares outstanding, including such issuances to Dolphin but excluding outstanding warrants and Series A shares held by other Investors. In addition, the convertible notes held by the Investors accrue interest 10% per year, compounded daily, payable each December 31st, which interest is also convertible into Series A shares, and the Series A shares are entitled to a cumulative dividend of 10% per year, accruing daily, payable at the discretion of the Board, which dividends are convertible into common stock. Material Terms of the Secured Convertible Promissory Notes In connection with the investment agreement, we issued convertible notes in an aggregate principal amount of $4.5 million to the Investors. The convertible notes:
  are convertible, at each holder's option, into our Series A shares at a conversion price of $1.00 per share;
  accrue interest at an annual rate of 10%, compounded daily, payable each December 31, which interest if accrued but unpaid is also convertible into Series A shares;
  are secured by a pledge of a portion of the stock of our subsidiary, Southwall Europe GmbH; and
  are due and payable on February 20, 2009 or earlier under certain circumstances. For instance, the failure of our stockholders to approve Proposal 1 (the amendment of our charter) will result in the acceleration of the convertible notes.

      In addition, so long as any of the convertible notes are outstanding, the approval of the holders of a majority of the convertible notes will be required to effect the corporate actions set forth below under "-Material Terms of the Series A Shares-General Voting Rights" of the Series A shares. The convertible notes are subordinate to the credit facilities with our senior lender, PBF.

Material Terms of the Series A Shares:

Dividends on Series A Shares

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

Restrictions

      So long as any Series A shares are outstanding, unless all accrued dividends on all Series A shares have been paid, we are prohibited from:

  redeeming or purchasing any shares of our common stock (or any other capital stock ranking junior to the Series A shares in respect of dividends or liquidation preference), except the repurchase of shares of common stock held by officers, directors or employees, upon death, disability, or termination of employment;
  paying or declaring any cash dividend or making any cash distribution upon any shares of our common stock (or any other capital stock ranking junior to the Series A shares in respect of dividends or liquidation preference); and
  setting aside any monies for the purchase or redemption of any shares of our common stock (or any other capital stock ranking junior to the Series A shares in respect of dividends or liquidation preference), except as described above.

General Voting Rights

      Except as described below or as otherwise provided by law, the holders of Series A shares have no voting rights. The approval of the holders of a majority of the Series A shares voting separately as a class will be required to effect certain corporate actions, including:

  the authorization or issuance of shares of any class or series of stock having any preference or priority as to dividends or redemption rights, liquidation preferences, conversion rights, or voting rights, superior to or on a parity with any rights of the Series A shares;
  the reclassification of any shares of capital stock into shares having any preference or priority as to dividends or redemption rights, liquidation preferences, conversion rights, or voting rights, superior to or on a parity with any rights of the Series A shares;
  the authorization or issuance of any debt or other obligations convertible into or exchangeable for any shares of stock having any preference or priority as to dividends or redemption rights, liquidation preferences, conversion rights, or voting rights, superior to or on a parity with any rights of the Series A shares;
  declaring or paying dividends on or making any distributions with respect to our common stock;
  increasing or decreasing the authorized number of Series A shares;
  amending or repealing any provision of, or adding any provision to, our certificate of incorporation or bylaws if such action would alter or change the preferences, rights, privileges or powers of, or the restrictions provided for the benefit of, any Series A shares;
  increasing the number of shares of common stock reserved for issuance under our stock option plans, other than the annual increase currently provided in such plans and other than a further increase of not more than 1,000,000 shares;
  engaging in any transaction or series of related transactions constituting a liquidation or dissolution of Southwall, the sale of all or substantially all of our assets, or the acquisition of Southwall by another entity; or
  making any material change to our line of business.

Liquidation Preference

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

Conversion

      Each of the Series A shares is convertible into common stock at any time at the option of the holder. Each of the Series A shares is convertible into a number of shares of common stock equal to the sum of its stated value plus any accumulated but unpaid dividends, divided by the conversion price of the Series A shares. The conversion price of the Series A shares is $1.00 per share and is subject to adjustment in the event of any stock dividend, stock split, reverse stock split or combination affecting such shares. The Series A shares also have anti-dilution protection that adjusts the conversion price downwards using a weighted-average calculation in the event we issue certain additional securities at a price per share less than the closing price per share of our common stock on the Nasdaq National Market or any other stock exchange on which our common stock is listed. Each Series A share is initially convertible into one share of common stock.

      If the closing price of our common stock on the Nasdaq National Market or any other stock exchange on which our common stock is listed is $4.00 or more per share (subject to appropriate adjustment if a stock split, reverse split or similar transaction is effected) for 30 consecutive days, all outstanding Series A shares shall automatically be converted. The closing price of our common stock on the Over-the-Counter Bulletin Board on May 7, 2004, was $0.70 per share.

Redemption

      The Series A shares are not redeemable.

Material Terms of the Warrants

Investor Warrants

      In connection with the investment agreement, we issued warrants to the Investors that may be exercised to acquire up to 13,964,838 shares of common stock (including warrants issued to the Investors as anti-dilution protection for the issuance of debt and equity by us as part of the restructuring of our obligations to creditors) at an initial exercise price of $0.01 per share. The number of shares and the exercise price are both subject to appropriate adjustment in the event of stock splits, reverse stock splits and the granting of a stock dividend on our outstanding common stock. These warrants will be exercisable for cash or through a "cashless exercise" feature. The warrants are exercisable immediately and have a term of approximately five years.

      Upon the reclassification of our common stock or a capital reorganization, each holder of these warrants has the right to receive the same amount and kind of securities, cash or property upon exercise as it would have been entitled to receive had it been the owner of the shares of common stock underlying the warrants at the time of such transaction. Upon a merger or consolidation, a transfer of all or substantially all of our voting securities, or the sale of all or substantially all of our assets, the warrants will terminate if they have not been previously exercised. The holders of the warrants have registration rights under the registration rights agreement described below.

PBF Warrants

      In connection with the credit facilities with our senior lender, PBF, we issued warrants to PBF that may be exercised to acquire up to 360,000 shares of common stock at an initial exercise price of $0.01 per share. All other terms of these warrants mirrored the terms of the warrants issued to the Investors.

Other Agreements with the Investors

Issuance of Equity

      Other than certain issuances of equity in connection with our option plan and as part of the restructuring of our obligations to creditors, the investment agreement contains provisions that prohibit us from issuing any equity or warrants, options, rights or other instruments exercisable or convertible into equity of Southwall to any creditor, landlord, employee, director, agent or consultant until such time as we have received the approval of our stockholders to increase the number of authorized shares of our common stock issuable under our certificate of incorporation.

Anti-Dilution Protection

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

Stockholder Meeting

      The investment agreement requires us to hold a stockholder meeting for the purpose of seeking approval of an amendment to our certificate of incorporation increasing the number of authorized shares available for issuance to a number that would allow us to meet fully our obligations to issue shares of capital stock under the investment agreement.

Agreements with Major Creditors

Teijin Limited

      Teijin Limited, or Teijin, previously guaranteed our outstanding debt owed to UFJ Bank Limited (formerly known as "Sanwa Bank Limited"). On November 5, 2003, we defaulted on this debt and Teijin honored its guarantee by satisfying the obligation. Under the terms of Teijin's guarantee, we were obligated to immediately repay the amounts paid by Teijin. As part of the restructuring plan, we entered into an agreement with Teijin to satisfy Teijin's claim. The agreement included a payment schedule that spread the payments out over a period of four years until 2008. The obligations owed to Teijin will not accrue interest if paid according to the payment schedule. Teijin previously held a security interest in one of our production machines, which they have released. We may dispose of the machine provided that we pay to Teijin the net proceeds of any disposition. Our obligations to Teijin are guaranteed by our subsidiary, Southwall Europe GmbH.

Judd Properties, LLC

      We reached an agreement with Judd Properties, LLC, or Judd, to restructure our obligations under the lease for our executive offices and Palo Alto manufacturing facilities. We agreed to a payment schedule that extends our obligations and provides us with options to extend the lease. We further agreed to issue a warrant issuable for 4% of our capital stock on a fully diluted basis to be held in an escrow account pending our departure from the premises. Upon our departure, if we fail to restore the property in accordance with the original lease the warrant will be released to Judd. The warrant is exercisable for 1,437,396 shares of our common stock at a nominal exercise price. The other terms of the warrant mirror the terms of the warrants issued to the Investors. Judd will be a party to the registration rights agreement described above and hold certain other registration rights with respect to the warrant shares. Because we did not have available enough authorized shares of common stock to issue upon exercise of the warrant, we were required to issue a letter of credit in the amount of $1.0 million to be held by Judd as security for our obligations until such time as the requisite number of authorized shares are approved by our stockholders.

Portfolio Financial Servicing Company, Bank of America and Lehman Brothers

      On February 20, 2004, we entered into a settlement agreement with Portfolio Financial Servicing Company, Bank of America and Lehman Brothers, which extinguished a claim arising out of sale-leaseback agreements that we had entered into in connection with the acquisition of two of our production machines. As part of the settlement, we agreed to pay an aggregate of $2.0 million plus interest over a period of six years. The settlement requires us to make an interest payment in 2004 and, beginning in 2005, to make quarterly principal and interest payments until 2010.

Richard A. Christina and Diane L. Christina Trust

      On December 1, 2003, we reached an agreement with the Richard A. Christina and the Diane L. Christina Trust to modify the lease agreement for a building that we rent from the Trust in Palo Alto, California. Under the terms of the agreement, we agreed to pay the Trust $0.3 million.

      Greenwood and Son Real Estate Investments. On January 29, 2004, we reached an agreement with Greenwood and Son Real Estate Investments to restructure the remaining scheduled lease payments for our Tempe facility following our decision to discontinue operations in our Tempe facility as of December 31, 2003. Under the terms of the settlement agreement, we agreed to pay the regular monthly rent of $40,000 for the months of February and March 2004, and agreed to pay a cash buy-out of $368,000 for the remaining obligations under the existing lease agreement. The first payment under the settlement agreement was $50,000, which was paid in April 2004. The remaining cash payments will be paid ratably over a twelve-month starting on April 1, 2004. As a result of the settlement agreement, we recorded a charge of $296,000 net of certain accounting credits, in the first quarter of 2004.

Other Factors Affecting Our Financial Condition and Results of Operations

      Restructuring activities. As a consequence of the decline in our revenues and negative cash flows, we implemented several cost cutting and business restructuring activities during 2003. These activities, which included employee layoffs and the closure of several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. During the fourth quarter of 2003 and the first quarter of 2004, we agreed to new payment terms with all of our major creditors and vendors, which extended or reduced our payment obligations. We also entered into the investment agreement described above pursuant to which we issued $4.5 million of convertible promissory notes and warrants to investors. If our stockholders do not approve an amendment to our certificate of incorporation increasing the number of our authorized shares available for issuance so that we can meet our obligations under the investment agreement, the amounts due under the notes will accelerate and we will be required to find further financing to continue operations.

      Voluntary Delisting from Nasdaq. Effective March 26, 2004, we voluntarily delisted from the Nasdaq National Market and on May 6, 2004, began trading on the Over-the-Counter Bulletin Board Market. Due to the structure of the transaction contemplated by the investment agreement, we were no longer in compliance with certain Nasdaq listing requirements. We felt that a voluntary delisting from Nasdaq and a move to the pink sheets would provide the best option to our shareholders by retaining liquidity in our common stock.

      Demand for our customers' products. We derive significant benefits from our relationships with a few large customers and suppliers. Our revenues and gross profit can increase or decrease rapidly reflecting underlying demand for the products of one or a small number of our customers. We may also be unable to replace a customer when a relationship ends or demand for our product declines as a result of evolution of our customer's products. In 1999, we began our relationship with Mitsubishi Electric Company, or Mitsubishi, which accounted for 18%, 9%, and 0.4% of our total revenues in 2002, 2003, and the first three months of 2004, respectively. The decrease in revenues from Mitsubishi was a significant contributing factor in the decline in our revenues in 2003 as compared to 2002. In 1999, we expanded our relationship with customers in the automotive glass market, including Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 37%, 45%, and 43% of our total revenues in 2002, 2003, and the first three months of 2004, respectively.

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

      Impairment charge for long-lived assets. During 2003, we experienced shortfalls in revenue compared to our budgeted and forecasted revenues. In addition, in the third quarter of 2003, we determined that due to reduced demand for our products, anticipated revenues through the remainder of 2003 and 2004 would be substantially below historical levels. As our U.S. operations have a higher operating cash break-even point compared to our Dresden operations, we believed that the lower than anticipated revenues indicated that an impairment analysis of the long-lived assets of our U.S. operations was necessary at March 28, 2004. Subsequently, in the fourth quarter of 2003, as a result of our decision to close the Tempe operation, we concluded that a further impairment analysis of the long-lived assets of the U.S. operation was necessary at December 31, 2003. Our evaluation concluded that an impairment charge was required to write down the carrying amount of our long-lived assets to their fair market values, of $19.4 million and $8.6 million for the periods ended March 28, 2004 and December 31, 2003, respectively.

Three Months Ended March 28, 2004 compared with Three Months Ended March 30, 2003

Net revenues. Our net revenues for the three months ended March 28, 2004 and March 30, 2003 were $11.1 million and $15.2 million, respectively. Net revenues for the first quarter of 2004 decreased by $4.1 million, or 27.0% from the first quarter of 2003.

Revenues by segment:

Automotive:

                                                        Three Months Ended
                                               ------------------------------------
                                               March 28,    Percent       March 30,
                                                 2004        Change         2003
                                               ---------    --------      ---------
                                                (in thousands, except percentages)
Net revenue                                  $    4,401       (15.5) %  $    5,209
As a percentage of total net revenues              39.8%                    34.2%

      The decline in our automotive sales from the 2003 to the 2004 period was due primarily as a result of a decline in orders from one of our principal OEM automotive glass customers. We believe the decline was the result of the customer's use of direct-to-glass coating as an alternative solution to our sputtered film. For the foreseeable future, we expect to have on-going competition from glass manufacturers that utilize the direct-to-glass sputtering process as an alternative solution to our coated film products.

Electronic Displays:

                                                          Three Months Ended
                                               ------------------------------------
                                               March 28,    Percent       March 30,
                                                 2004        Change         2003
                                               ---------    --------      ---------
                                                (in thousands, except percentages)
Net revenue                                  $    3,419       (48.2) %  $    6,603
As a percentage of total net revenues              30.9%                    43.4%

      Our sales to the electronic display market declined from the first quarter 2003 to the first quarter 2004, primarily due to lower demand for cathode ray tube, or "CRT", monitors as a result of technological changes in the market. Mitsubishi Electric is the primary CRT manufacturer that buys our anti-reflective, or "AR" film, and it ceased production of the 17-inch AR product in the third quarter of 2003. Sales of our 17-inch AR product to Mitsubishi Electric in the first quarter of 2003 represented $0.8 million in revenue, as compared to zero revenue in the first quarter of 2004. We expect to continue production of AR product in the 22-inch and 19-inch sizes for Mitsubishi Electric. However, we expect the combined unit volumes of our 22-inch and 19-inch film products to be significantly less than the volumes previously sold for the 17-inch product. A decline in orders from the 2003 quarter, to the 2004 quarter for our reflective film products used in liquid crystal displays, or "LCDs", which provide backlighting for laptop computers also contributed to the decline in our revenues to the display market. In the first quarter of 2004, sales of our reflective film products to Mitsui Chemicals were approximately $0.7 million lower than the first quarter of 2003 due to decreased demand from Mitsui's customers.

Window Film:

                                                          Three Months Ended
                                               ------------------------------------
                                               March 28,    Percent       March 30,
                                                 2004        Change         2003
                                               ---------    --------      ---------
                                                (in thousands, except percentages)
Net revenue                                  $    1,844        (8.3) %  $    2,010
As a percentage of total net revenues              16.7%                    13.2%

      Our window film products consist primarily of solar control film, which we sell to distributors. These distributors install our film product onto automotive or architectural windows as an "after market" installation. We distribute this product through an exclusive agreement with Globamatrix Holdings. The decline in revenue from the 2003 quarter to the 2004 quarter was primarily the result of a customer order that was not shipped prior to quarter due to a manufacturing delay. The order, however, was later shipped in the first week of the second quarter.

Architectural:

                                                          Three Months Ended
                                               ------------------------------------
                                               March 28,    Percent       March 30,
                                                 2004        Change         2003
                                               ---------    --------      ---------
                                                (in thousands, except percentages)
Net revenue                                  $    1,403         0.2%  $    1,400
As a percentage of total net revenues              12.7%                     9.2%

      Net revenues from sales of our architectural film products was flat year over year.

Cost of sales. Cost of sales consists primarily of materials and subcontractor services, labor and manufacturing overhead.

                                                               Three Months Ended
                                                    -------------------------------------
                                                    March 28,     Percent       March 30,
                                                      2004        Change          2003
                                                    ---------    ---------      ---------
                                                     (in thousands, except percentages)
Total cost of goods sold                          $    8,466        (30.5) %  $   12,183
As a percentage of total net revenues                     76%                       80%

      Facility costs, depreciation expense and labor costs have historically comprised the majority of our manufacturing expenses, and these costs are relatively fixed and do not fluctuate proportionately with net revenues. The reduction in costs of goods sold was primarily the result of lower revenues year over year, the increased production from our Dresden facility and the effect of restructuring actions taken in 2003. As a result of certain impairment and restructuring charges taken in 2003, we have lowered our depreciation expense on all of our assets located in the United States. These cost savings were partially offset by a one-time settlement charge of $0.3 million incurred in connection with our termination of the lease on our Tempe facility. Furthermore, as a result of migrating most of our manufacturing production to our Dresden facility, we have reduced our headcount in the U.S., thereby lowering our labor costs. Our Dresden plant generally has had lower manufacturing costs than the Company's United States facilities as a result of lower payroll and operating expenses, as well as lower depreciation charges. Depreciation charges are lower for Germany due to the grants and investment allowances for plant and equipment provided to us by the Saxony government; the grants and incentives are recorded as reductions of property and equipment costs, carrying a lower depreciable base.

Gross profit and gross margin.

                                                               Three Months Ended
                                                    -------------------------------------
                                                    March 28,     Percent       March 30,
                                                      2004        Change          2003
                                                    ---------    ---------      ---------
                                                     (in thousands, except percentages)
Gross profit                                      $    2,601        (14.4) %  $    3,038
As a percentage of total net revenues                     24%                       20%

      Our gross profit declined year over year primarily as a result of lower revenue in the first quarter of 2004, as compared with the first quarter of 2003. However, our gross margin, as a percentage of revenue, increased in the first quarter of 2004 from 2003, primarily as a result of lower U.S. manufacturing costs resulting from certain impairment and restructuring charges taken during the third and fourth quarters of 2003, and a higher percentage of revenue generated by our Dresden plant with its lower cost base. These cost savings were partially offset by a one-time settlement charge of $0.3 million incurred in connection with our termination of the lease on our Tempe facility.

Operating expenses

Research and development.

                                                               Three Months Ended
                                                    -------------------------------------
                                                    March 28,     Percent       March 30,
                                                      2004        Change          2003
                                                    ---------    ---------      ---------
                                                     (in thousands, except percentages)
Research and development                          $      810        (51.4) %  $    1,668
As a percentage of total net revenues                      7%                       11%

      Our research and development spending decreased in the first quarter of 2004 from the first quarter of 2003 primarily due to lower labor and occupancy costs, as a result of restructuring and cost control measures taken during the third and fourth quarters of 2003. As a result of the reduction in headcount, we have reduced the number of projects under development from a year ago, which has lowered our cost of materials used for development purposes.

      Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs.

                                                               Three Months Ended
                                                    -------------------------------------
                                                    March 28,     Percent       March 30,
                                                      2004        Change          2003
                                                    ---------    ---------      ---------
                                                     (in thousands, except percentages)
Selling, general and administrative               $    3,063          6.5%  $    2,876
As a percentage of total net revenues                     28%                       19%

      Our selling, general and administrative expenses increased in the first quarter of 2004 from the first quarter of 2003, primarily due to an increase in legal, accounting and consulting fees, incurred in connection with our financing and debt restructuring activities.

Restructuring.

                                                               Three Months Ended
                                                    -------------------------------------
                                                    March 28,     Percent       March 30,
                                                      2004        Change          2003
                                                    ---------    ---------      ---------
                                                     (in thousands, except percentages)
Restructuring costs                               $     -            -     %  $      (65)
As a percentage of total net revenues                   -     %                     -     %

      During the first quarter of 2003, we reduced the restructuring accrual by $65,000 as a result of changes to severance packages of certain employees, which had been granted when the restructuring activity was publicly announced in the fourth quarter of 2002. There were no restructuring charges incurred during the first quarter of 2004.

Income (loss) from operations.

                                                               Three Months Ended
                                                    -------------------------------------
                                                    March 28,     Percent       March 30,
                                                      2004        Change          2003
                                                    ---------    ---------      ---------
                                                     (in thousands, except percentages)
Income (loss) from operations                     $   (1,272)       (11.7) %  $   (1,441)
As a percentage of total net revenues                    (11) %                       (9) %

      Loss from operations in the first quarter of 2004 decreased over the loss from operations in the first quarter of 2003 primarily as a result of lower U.S. manufacturing costs resulting from certain impairment and restructuring charges taken during the third and fourth quarters of 2003, and a higher percentage of revenue generated by our Dresden plant with its lower cost base; a reduction in our research and development costs due to lower headcount and material costs, which was partially offset by a one-time settlement charge of $0.3 million incurred in connection with our termination of the lease on our Tempe facility; and an increase in our selling, general and administrative costs primarily due to an increase in professional fees.

Interest expense, net.

                                                               Three Months Ended
                                                    -------------------------------------
                                                    March 28,     Percent       March 30,
                                                      2004        Change          2003
                                                    ---------    ---------      ---------
                                                     (in thousands, except percentages)
Interest expense, net                             $     (675)       131.2%  $     (292)
As a percentage of total net revenues                     (6) %                       (2) %

      The increase in interest expense in the first quarter of 2004 as compared to 2003 was primarily attributable to the amortization of debt issuance costs and interest incurred on our line of credit balance. The line of credit balance at the end of the first quarter of 2004 was $5.5 million as compared to a zero balance at the end of the first quarter of 2003.

Costs of warrants issued.

                                                               Three Months Ended
                                                    -------------------------------------
                                                    March 28,     Percent       March 30,
                                                      2004        Change          2003
                                                    ---------    ---------      ---------
                                                     (in thousands, except percentages)
Costs of warrants issued                          $  (4,818)         -     %  $     -
As a percentage of total net revenues                   -     %                     -     %

Warrants issued in connection with the investment agreement

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

      In the first quarter of 2004, the Company issued 9,848,750 additional warrants to the Investors as a result of settlement agreements reached with certain creditors as part of the Company's restructuring plan. The Company determined the fair value of the warrants to be $4,277,000, which was recorded as a non-operating expense.

Warrants issued in connection with the guarantee from Needham and line of credit from PBF

      In connection with a second guarantee from Needham and as additional incentive to complete the financing closings, as contemplated in the investment agreement, the Company issued warrants for 941,115 shares of common stock in the first quarter of 2004. Management determined the value of the guarantee and warrants at $33,000 and $367,000, respectively.

      The Company recorded the amount of the warrant value equal to the fair value of the guarantee, $33,000, as debt issuance costs to be amortized over the life of the line of credit. The residual value of the warrants, $334,000, was recorded as a non-operating expense, as representing an incentive to enter into definitive agreements for transactions to which Needham was not committed. On January 19, 2004, the Company issued 75,000 warrants to PBF in consideration of PBF's consent to the execution by Southwall Europe GmbH ("Southwall Europe") of a written Guaranty Agreement in favor of Teijin Limited ("Teijin"). The Guaranty by Southwall Europe was to guarantee the Company's obligations to pay Teijin $1.3 million in full settlement of the Company's debts and obligations to Teijin. The Company's obligation to Teijin stemmed from the Company's default on a Japanese bank loan for which Teijin was the guarantor. The Company determined the fair value of the warrants was $34,000, and has recorded the cost as a non-operating expense.

      In addition to the above, charges of $173,000 were also recorded as a result of the remeasurement of all outstanding warrants in the first quarter of 2004.

Other income, net.

      Other income, net, includes interest income, sublease income and foreign exchange transaction gains and losses.

                                                               Three Months Ended
                                                    -------------------------------------
                                                    March 28,     Percent       March 30,
                                                      2004        Change          2003
                                                    ---------    ---------      ---------
                                                     (in thousands, except percentages)
Other income, net                                 $      430        383.1%  $       89
As a percentage of total net revenues                      4%                        1%

      Some of our transactions with foreign suppliers are denominated in foreign currencies, principally the Japanese yen. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. In the fourth quarter of 2003, an accounting error resulted in an overstatement of our cost of sales by $0.2 million for the year ended December 31, 2003. We identified the error in the first quarter of 2004 and deemed the error was immaterial to our 2003 gross profit, results of operations, and net income and, therefore, did not require a restatement of our 10-K/A for the year ended December 31, 2003. We corrected the error in the first quarter of 2004, and recorded it as a gain to other income. We determined that the correction of the error was immaterial to net income and elected to record the adjustment to other income rather than to cost of goods sold in order to better present the operating results for the quarter. In addition to the effect of the correction of an accounting error, the increase in other income in the first quarter of 2004 as compared to the first quarter of 2003 was also the result of foreign currency gains of $0.2 million recognized in the first quarter of 2004, compared to a gain of $0.1 million in the first quarter of 2003.

Income (loss) before provision for income taxes.

                                                               Three Months Ended
                                                    -------------------------------------
                                                    March 28,     Percent       March 30,
                                                      2004        Change          2003
                                                    ---------    ---------      ---------
                                                     (in thousands, except percentages)
Income (loss) before provision for income taxes   $   (6,335)       285.3%  $   (1,644)
As a percentage of total net revenues                    (57) %                      (11) %

      The increase in the pre-tax loss for the first quarter of 2004 as compared to the first quarter of 2003, was primarily the result of $4.8 million of warrant costs incurred in 2004, a one-time settlement charge of $0.3 million incurred in connection with our termination of the lease on our Tempe facility, an increase in selling, general and administrative costs due primarily to an increase in professional fees, and higher interest expense, which were partially offset by lower U.S. manufacturing costs resulting from certain impairment and restructuring charges taken during the third and fourth quarters of 2003 and a higher percentage of revenue generated by our Dresden plant with its lower cost base, a reduction in our research and development costs due to lower headcount and material costs, and an increase other income.

Provision for income taxes.

                                                               Three Months Ended
                                                    -------------------------------------
                                                    March 28,     Percent       March 30,
                                                      2004        Change          2003
                                                    ---------    ---------      ---------
                                                     (in thousands, except percentages)
Provision for income taxes                        $      355      2,266.7%  $       15
As a percentage of total net revenues                      3%                        0%

      The increase in the provision for income taxes in the first quarter of 2004 from the first quarter of 2003 was primarily due to a provision to accrue foreign income tax of $0.3 million in the first quarter of 2004 for our German operation. In 2003, we fully utilized our operating loss carryforward for German statutory taxes purposes, and as a result, we expect to incur tax obligations related to our Dresden plant for the foreseeable future based on expected continuing profitability of our German operations on a stand-alone basis.

Liquidity and capital resources

Liquidity

      Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

      We have prepared our consolidated financial statements assuming we will continue as a going concern and meet our obligations as they become due. We incurred a net loss and negative cash flows from operations in 2003 and the first quarter of 2004, and we expect to incur net losses through at least the third quarter of 2004. In the second quarter of 2003, we entered into factoring agreements with PBF that provide for a credit facility up to $10.0 million, subject to certain restrictions in the borrowing base based on eligibility of receivables. In the fourth quarter of 2003, we amended the factoring agreements to provide for a credit facility of up to $7.0 million, subject to the same restrictions in borrowing capacity. The amendment to our credit facility was made following an agreement among Needham & Company, Inc., PBF, and ourselves that enabled us to borrow up to $3.0 million for working capital purposes pursuant to a separate credit facility, in addition to the $7.0 million credit facility. At December 31, 2003, we were not in compliance with the minimum tangible net worth covenant and the current ratio covenants set forth in the factoring agreements, and, therefore, were in default under these agreements. In December 2003, we reached an agreement with our senior lender wherein they have agreed to forbear until May 5, 2004 from exercising the rights and remedies available to them as a result of the default condition. The current factoring agreements and separate $3.0 million credit facility were to expire on May 5, 2004. As of March 28, 2004, the Company had approximately $5.5 million of borrowings outstanding and no availability to borrow under the credit agreement. On April 29, 2004, the Company amended its credit agreements with PBF to extend the agreements to May 5, 2005. The new agreements provide for a maximum borrowing capacity of $9.0 million for the Company. The credit agreement consists of a $3.0 million credit facility, which is guaranteed by Needham & Company, and a $6.0 million receivables line of credit. The $3.0 million facility bears an annual interest rate of 2% above PBF's Base Rate (which was 4.0% at March 28, 2004), and the annual interest is calculated based on the borrowings outstanding under the line. The $6.0 million facility bears an annual interest rate of 7% above PBF's Base Rate and the annual interest is calculated based on the average daily accounts receivable against which the Company has borrowed. Availability under the $6.0 million line is limited to 75% of accounts receivables acceptable to PBF. PBF continues to reserve the right to lower the 75% of eligible receivable standards for borrowings under the credit agreement or to terminate the credit agreement at any time. The amendment also deleted the requirements that we maintain a listing on the Nasdaq National Market and comply with financial covenants to maintain minimum net tangible net worth of $33.0 million, a current ratio of at least 0.70, and revenues equal to or greater than 80% of revenues projected. (See Note 14 - Subsequent Events.)

      In December 2002, we restructured our operations to reduce our cost structure by reducing our work force in Palo Alto and vacating excess facilities after consolidating our operations in Palo Alto. These actions are expected to continue to adversely affect our operating cash flows until our lease commitments for the excess facilities expire in December 2004. Also, during the first quarter of 2004 we agreed to new payment terms with certain of our major creditors and vendors, which extended or reduced our payment obligations.

      Our cash and cash equivalents increased by $0.3 million from $1.2 million at December 31, 2003 to $1.5 million at March 28, 2004. Cash used by operating activities was $2.0 million for the first quarter of 2004, was primarily the result of non-cash depreciation, cost of warrants issued and amortization changes offsetting the net loss. We used $0.3 million from investing activities during the three months ended March 28, 2004, all of which was used for capital expenditures during the quarter. We increased cash from financing activities by $2.4 million during the first quarter of 2004, primarily as a result of issuing $4.5 million in convertible promissory notes during the quarter. We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of March 28, 2004, we had received $7.9 million of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets of our Dresden manufacturing facility. If we fail to meet certain requirements in connection with these grants, the Saxony government has the right to demand repayment of the grants. (Additionally, we have received $0.65 million of Saxony government grants that as of March 28, 2004 were recorded as an advance until we earn the grant through future expenditures). The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek total investment grants and allowances for any year in excess of 33% of our eligible capital expenditures for that year. We expect to continue to finance a portion of our capital expenditures in Dresden with additional grants from the Saxony government and additional loans from German banks, some of which may be guaranteed by the Saxony government. However, we cannot guarantee that we will be eligible for or will receive additional grants in the future from the Saxony government.

Borrowing arrangements

      Teijin previously guaranteed our outstanding debt owed to UFJ Bank Limited (formerly known as Sanwa Bank Limited). On November 5, 2003, we defaulted on this debt and Teijin honored its guarantee by satisfying our obligation. Under the terms of Teijin's guarantee, we were obligated to immediately repay the amounts paid by Teijin. As part of the restructuring plan, we entered into a guaranteed Loan Agreement with Teijin to satisfy Teijin's claim. The agreement included a payment schedule that spreads the payments over a period of four years until 2008. The obligations owed to Teijin will not accrue interest if paid according to the payment schedule. Our obligations to Teijin are guaranteed by our subsidiary, Southwall Europe GmbH. (See Note 5 - Term Debt.)

      Our borrowing arrangements with various German banks as of March 28, 2004 are described in Note 5 to our consolidated financial statements set forth herein. We are in compliance with all of the covenants of the German bank loans, and we have classified $1.2 million and $8.3 million outstanding under the German bank loans as a short-term liability and long-term liability, respectively, at March 28, 2004.

      As of December 31, 2003, we were in default under a master sale-leaseback agreement with respect to two of our production machines. We had withheld lease payments in connection with a dispute with the leasing company, Matrix Funding Corporation. An agent purporting to act on behalf of the leasing company filed suit against us to recover the unpaid lease payments and the alleged residual value of the machines, totaling $6.5 million in the aggregate. In February 2004, we reached a settlement agreement with the agent for $2.0 million to be repaid over six years at a stepped rate of interest, and we returned the equipment in question to the plaintiffs (See Note 5 - Term Debt). Equity transactions On December 18, 2003, we entered into a definitive agreement for a new bank loan guarantee and equity-financing package of up to $7.5 million from Needham & Company and affiliates, and Dolphin Direct Equity Partners, L.P, as further described above under "Overview - Recent Financing and Related Transactions". The agreement enabled us to receive up to $3.0 million in new borrowings under a new line of credit facility with PBF, supported by guarantees provided by Needham in two separate allotments of $2.25 million and $0.75 million. The $3.0 million in new borrowings reduced the amount of availability under the factoring agreements we previously entered into with Pacific Business Funding to $7.0 million.

      On February 20, 2004, the investors also purchased $4.5 million of convertible notes from us, which are convertible into shares of our preferred stock. After deducting approximately $0.5 million in professional fees relating to the financing transactions and the restructuring of creditor agreements, the net proceeds of the financing were approximately $4.0 million. We applied the net proceeds as follows:

  approximately $2.2 million was spent during February and March of 2004, in the normal course of our business for general corporate purposes, including purchases of raw materials, payments to subcontractors and suppliers of approximately $1.0 million , payroll costs of approximately $0.8 million, and rent and lease payments;
  approximately $0.8 million was paid between February 24, 2004 and March 30, 2004, to Judd Properties, LLC, the landlord of our Palo Alto executive offices and manufacturing facilities, in connection with the settlement and restructuring of our lease obligations to Judd Properties, LLC; and
  approximately $1.0 million has been put up to support a letter of credit in favor of Judd Properties as security for our obligations to depart from and properly restore the property pursuant to our settlement and restructuring with Judd. We have agreed with Judd that, following stockholder approval to increase the number of available authorized shares, we may substitute a warrant exercisable for 1,437,396 shares of our common stock for the letter of credit as security for our obligations, in which event we will have access to the $1.0 million that currently supports the letter of credit. We expect that that $1.0 million, if we were to substitute the warrant as security for our obligations to Judd, would be used for working capital and general corporate purposes.

Capital expenditures

      We anticipate spending approximately $1.0 million in capital expenditures in 2004, primarily to maintain and upgrade our production facilities in Dresden. During the first quarter of 2004 we spent approximately $0.3 million in capital expenditures in Germany.

Item 3-Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

      Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to 7% above the bank Base Rate (which was 4.0% at March 28, 2004) and is calculated based on the average daily balance of the accounts receivable against which we have borrowed. In addition, the interest rate on one of our German loans will be reset to the prevailing market rate on December 31, 2004 and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit would have had an effect of less than $20,000 on our interest expense for the first three months of 2004.

      Investment risk: We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any floating rate securities would have had an adverse effect of less than $10,000 for the first three months of 2004.

      Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 87% of our total sales in the first three months of 2004. Approximately 36% of our international revenues were denominated in euros relating to sales from our Dresden operation. The other 64% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the euro exchange rate would have had an effect of less than $0.5 million on net revenues for the first three months of 2004 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been less than $0.2 million for the first three months of 2004.

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
  the continued trading of our common stock on the Over-the-Counter Bulletin Board;
  our projected need for, and ability to obtain, additional borrowings and our future liquidity;
  future applications of thin-film technologies and our development of new products;
  our competition;
  statements about the future size of markets;
  our expectations with respect to future grants, investment allowances and bank guarantees from the Saxony government;
  pending and threatened litigation and its outcome; and
  our projected capital expenditures.

      You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe the expectations reflected in our forward-looking statements are reasonable as of the date they are being made, we cannot guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we, nor any other person, assumes responsibility for the future accuracy and completeness of these forward-looking statements.

RISK FACTORS

Financial Risks

Our working capital position, financial commitments and historical performance raise substantial doubt about our ability to continue as a going concern.

      We have prepared our consolidated financial statements assuming we will continue as a going concern and meet our obligations as they become due. We incurred a net loss and negative cash flows from operations in 2002, 2003 and the first quarter of 2004, and we expect to incur net losses through at least the third quarter of 2004. These factors together with our working capital position and our significant debt service and other contractual obligations at March 28, 2004, raise substantial doubt about our ability to continue as a going concern without restoring profitable operations, generating cash flow from operating activities and obtaining additional financing. These and other factors related to our business during recent years, including the restatement in 2000 of our financial statements for prior periods, operating losses in 1998, 1999, 2000, 2002 and 2003, our past failure to comply with covenants in our financing agreements and our voluntary delisting from Nasdaq in March 2004 may make it difficult for us to secure the required additional borrowings on favorable terms or at all. We intend to seek additional borrowings or alternative sources of financing; however, difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures, ability to comply with the terms of government grants and our ability to continue as a going concern.

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

The transactions with Needham and Dolphin may have a negative effect on our stock price, and may not be sufficient to allow us to continue as a going concern.

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

      As of March 28, 2004, we had total outstanding obligations under our credit agreements of $17.0 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that will require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. In addition, our convertible notes issued to Needham and affiliates and Dolphin provide that they will accelerate to become due in 45 days if we fail to obtain approval of our stockholders to amend our charter to increase the number of shares that we are authorized to issue. At March 28, 2004, we were not in compliance with the minimum tangible net worth covenant and current ratio covenant set forth in the credit agreements in our factoring line of credit facility and therefore were in default. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

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

      In connection with our current borrowing facilities and financing arrangements, we have granted security interests in and liens on substantially all of our assets, including our production machines and our Dresden facility, to secure the loans. If our senior lenders were to repossess one or more of those machines, our ability to produce product would be materially impaired. Our revenues, gross margins and operating efficiency would also be materially adversely affected. At March 28, 2004, we were not in compliance with the minimum tangible net worth covenant and current ratio covenant set forth in the credit agreements in our factoring line of credit facility governing our factoring line of credit facility. Our obligations under our secured credit facilities contain cross-default and cross-acceleration provisions and provisions that allow the lenders to declare the loans immediately due if there is a material adverse change in our business. If we default under the credit facilities or financing arrangements the lenders could declare all of the funds borrowed there under, together with all accrued interest, immediately due and payable. If we are unable to repay such indebtedness, the lenders could foreclose on the pledged assets. If the lenders foreclose on our assets, we would be forced to significantly curtail or even cease our operations.

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

      In 2003, and the first three months of 2004, approximately 34% and 36%respectively, of our revenues were denominated in euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily Japanese Yen.

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

      Our ten largest customers accounted for approximately 84%, 84% and 83% of net sales in 2002, 2003, and the first three months of 2004, respectively. We have contracts extending past 2004 with only two of these customers. We expect to continue to derive a significant portion of our net sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology-direct-to-glass sputtering-as an alternative to our window films, which in 2002 and 2003 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

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

      The market for each of our products is intensely competitive and we expect competition to increase in the future. Competitors vary in size and in the scope and breadth of the products they offer. We compete both with companies using technology similar to ours and companies using other technologies or developing improved technologies. Direct-to-glass sputtering represents the principal alternative technology to our sputter-coated film products. Direct-to-glass is a mature, well-known process for applying thin film coatings directly to glass, which is used by some of our current and potential customers to produce products that compete with our products. This technology is commonly used to manufacture products that conserve energy in buildings and automobiles. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we have. In addition, many of our competitors have well- established relationships with our current and potential customers and have extensive knowledge of our industry.

We may not be able to expand our manufacturing capacity efficiently, which could lead to lower gross margins.

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

We may experience unanticipated warranty or other claims with respect to our products, which may lead to extensive litigation costs and expenses.

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

Item 4-Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. As of March 28, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d - 15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that as of the date of such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company (including its consolidated subsidiaries) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, particularly during the period for which this quarterly report has been prepared. The Company notes, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and the Company cannot assure you that any system of internal controls will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      (b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 28, 2004 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of their evaluation.

PART II-OTHER INFORMATION

Item 1-Legal Proceedings

      The Company was a defendant in an action entitled "Portfolio Financial Servicing Company v. Southwall Technologies Inc.," which was filed in state court in Utah on May 22, 2002. This action arose out of sale-leaseback agreements, which the Company entered into with an entity formerly known as Matrix Funding Corporation, or Matrix, in 1999 in connection with the acquisition of two of its production machines. Matrix thereafter filed bankruptcy proceedings. Plaintiffs in the action were Bank of America, which alleged that it was the successor in interest to Matrix, and Portfolio Financial Servicing Company, which claimed to be an agent of the successor to Matrix. The plaintiffs demanded payment of $6.5 million, which they alleged constituted unpaid lease payments, plus the alleged residual value of the equipment, less monies that Matrix owed to Southwall. The Company asserted that Matrix violated certain material terms of the lease. The Company entered into a settlement agreement on February 20, 2004. Pursuant to the settlement agreement, the Company agreed to pay the plaintiffs a total of $2.0 million plus interest over a period of 6 years from December 31, 2004 until December 31, 2010. The Company also agreed to return to the plaintiffs the equipment in question. If the Company fails to make the required payments, the plaintiffs may enter a confession of judgment against it in the amount of $5.9 million.

      Other litigation filed against the Company was described under Item 3 in the Company's Form 10-K filed on April 14, 2004 (as amended by the Company's Form 10-K/A filed on May 7, 2004). No other material developments have occurred with respect to the litigation described therein.

      In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, its consolidated financial position, its results of operations, or its operating cash flows.

Item 2- Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

      During the fiscal quarter ended March 28, 2004, we issued the following securities:

      1. On January 15, 2004, we issued a warrant to purchase 941,115 shares of our common stock, at an exercise price of $0.01 per share, to Needham & Company, Inc. in consideration of a guarantee executed by Needham & Company, Inc. of up to $750,000 under a line of credit with our senior lender, Pacific Business Funding or PBF. The warrant was offered and issued to highly sophisticated current stockholder pursuant to the exemption provided by Section 4(2) of the Securities Act.

      2. On February 20, 2004, we issued and sold to Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P. and Dolphin Direct Equity Partners, LP (collectively, the "Investors") an aggregate principal amount of $4.5 million of our Secured Convertible Promissory Notes, which are convertible at each Investor's option into our Series A 10% Cumulative Preferred Stock, par value $.0001 per share (the "Series A Stock"). The convertible notes were offered and issued to a small number of highly sophisticated and knowledgeable investors pursuant the exemption provided by Section 4(2) of the Securities Act.

      3. In connection with the issuance and sale to the Investors of the convertible notes and pursuant to anti-dilution provisions triggered by our arrangements with our Creditors, on February 20, 2004, we issued to the Investors warrants to purchase a total of 10,388,601 shares of our common stock, at an exercise price of $0.01 per share. The warrants were offered and issued to a small number of highly sophisticated and knowledgeable investors pursuant to the exemption provided by Section 4(2) of the Securities Act.

      4. On January 19, 2004, we issued a warrant to purchase 75,000 shares of our common stock, at an exercise price of $0.01 per share, to PBF in consideration of PBF's consent to the execution by our subsidiary, Southwall Europe GmbH, of a written Guaranty Agreement in favor of Teijin Limited. On January 30, 2004, we issued a warrant to purchase 35,000 shares of our common stock, at an exercise price of $0.01 per share, to PBF in exchange for PBF granting a two-week extension of its forbearance to enable us to issue the convertible notes to the Investors. The warrants were issued to our senior creditor pursuant to the exemption provided by Section 4(2) of the Securities Act.

      On January 30, 2004, we filed an amended and restated Certificate of Designation setting forth the terms of the Series A Stock. Currently, no shares of Series A Stock are outstanding, but our $4.5 million in aggregate principal amount convertible notes are convertible at the option of the holders thereof into Series A Stock. Upon a liquidation or dissolution of Southwall, the holders of the Series A Stock are entitled to be paid a liquidation preference out of assets legally available for distribution to our stockholders before any payment may be made to the holders of our common stock. The liquidation preference is equal to the stated value of the Series A Stock, which is $1.00 per share, plus any accumulated but unpaid dividends. Mergers, the sale of all or substantially all of our assets, or the acquisition of Southwall by another entity and certain other similar transactions may be deemed to be liquidation events for these purposes.

      Each share of Series A Stock will have a stated value of $1.00 per share and will be entitled to a cumulative dividend of 10% per year, accruing daily, payable at the discretion of our Board of Directors. Each share of Series A Stock is convertible at any time at the option of the holder into that number of shares of our common stock equal to the sum of its stated value plus any accumulated but unpaid dividends, divided by the conversion price of the Series A Stock, which is $1.00 per share (subject to adjustment in the event of any stock dividend, stock split, reverse stock split or combination). The Series A Stock also has anti-dilution protection that adjusts the conversion price downwards using a weighted average calculation in the event we issue certain additional securities at a price per share less than the closing price per share of our common stock. If the closing price of our common stock is $4.00 or more per share for 30 consecutive days, all outstanding Series A Stock will be automatically converted into common stock.

      So long as any Series A Stock is outstanding, unless all accrued dividends on all Series A Stock have been paid, we are generally prohibited from redeeming or purchasing (or setting aside any monies for the redemption or purchase of) any capital stock ranking junior to the Series A Stock in respect of dividends or liquidation preference and paying or declaring any cash dividend or making any cash distribution upon any capital stock ranking junior to the Series A Stock in respect of dividends or liquidation preference.

      Except as described below or as otherwise provided by law, the holders of Series A Stock have no voting rights. The approval of the holders of a majority of the Series A Stock voting separately as a class will be required to effect certain corporate actions, including the authorization or issuance of shares having preferences or priorities superior to or on a parity with any rights of the Series A Stock; the reclassification of any shares into shares having preferences or priorities superior to or on a parity with any rights of the Series A Stock; the authorization or issuance of any obligations convertible into or exchangeable for any shares having preferences or priorities superior to or on a parity with any rights of the Series A Stock; declaring or paying dividends on or making any distributions with respect to our common stock; increasing or decreasing the authorized number of Series A Stock; amending our certificate of incorporation or bylaws to alter or change the preferences, rights, privileges or powers of, or the restrictions provided for the benefit of, any Series A Stock; increasing the number of shares of common stock reserved for issuance under our stock option plans; engaging in any transaction constituting a liquidation or dissolution of Southwall, the sale of all or substantially all of our assets, or the acquisition of Southwall by another entity; or making any material change to our line of business.

Item 3-Defaults upon Senior Securities

      Not applicable.

Item 4-Submission of Matters to a Vote of Stockholders

      None.

Item 5-Other Information

      None.

Item 6-Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit Number	Item
10.136.1	First Amendment to Loan and Security Agreement Dated as of December 18, 2003, dated April 29, 2004. PDF
10.139	Third Amendment to Domestic Factoring Agreement, dated April 29, 2004. PDF
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    PDF Also furnished in PDF format as a courtesy.

(b)    Reports on Form 8-K

      During the quarter ended March 28, 2004, the Company filed the following reports on Form 8-K:

      1. Form 8-K filed on January 9, 2004, reporting under Item 5 that the United States District Court for the Northern District of California rendered a final judgement in the Company's favor in the matter of Wasco Products, Inc. vs. Southwall Technologies Inc., et al.

      2. Form 8-K filed on January 29, 2004, reporting under Item 5 that the Company had entered into a new agreement with a customer.

      3. Form 8-K filed on January 29, 2004, reporting under Item 5 that the Company's chief financial officer had resigned.

      4. Form 8-K filed on February 10, 2004, reporting under Item 5 that the Company had appointed an interim chief financial officer.

      5. Form 8-K filed on February 25, 2004, reporting under Item 5 that the Company had consummated a financing transaction.

      6. Form 8-K/A filed on March 3, 2004, amending the Form 8-K filed on February 25, 2004, to provide, under Item 5, additional information about the financing transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2004

By:	Thomas G. Hood Thomas G. Hood President and Chief Executive Officer
By:	/s/ Maury Austin Maury Austin Sr. Vice President and Chief Financial Officer