Form 10-K/A
period 2003-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2004-08-10
CIK 813619

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________
                                   FORM 10-K/A
                                 Amendment No. 2

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 0-15930
                                   ___________

                           SOUTHWALL TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    94-2551470
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)

     3975 East Bayshore Road, Palo Alto, California             94303
       (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (650) 962-9111
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)
                                   ___________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes[X]   No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on the last day of the registrant's most recently ended second quarter (June 27, 2004) (based upon the closing sales price of the Common Stock on the Over-the-Counter Bulletin Board Market on such date) was $4,049,000. For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of June 27, 2004, and Common Stock held by officers and directors of the registrant has been excluded in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes[ ] No[X]

     The number of shares of the registrant's Common Stock outstanding on June 27, 2004 was 12,549,992.

================================================================================

                                Explanatory Note

     This Form 10-K/A (the "Form 10-K/A") of Southwall Technologies Inc. (the "Company") is being filed for the sole purpose of amending certain language describing forward-looking statements in the Form 10-K for the fiscal year ended December 31, 2003, which was filed by the Company on April 4, 2004, and amended by a Form 10-K/A filed on May 7, 2004. We are hereby amending the third paragraph below the "Table of Contents" section of the Form 10-K to remove references to the Private Securities Litigation Reform Act of 1995, so that such paragraph reads as follows:

     This report contains forward-looking statements that are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include, without limitation, statements relating to:

     -    our  ability  to  remain  as  a  going  concern;

     - our strategy, future operations and financial plans, including, without limitation, our plans to install and commercially produce products on new machines;

     -    the  continued  trading  of  our  common  stock  on  the  pink sheets;

     - future applications of thin film coating technologies and our development of new products;

     - our expectations with respect to future grants, investment allowances and bank guarantees from the Saxony government;

     -    our  projected  need  for  additional borrowings and future liquidity;

     -    statements  about  the  future  size  of  markets;

     -    pending  and  threatened  litigation  and  its  outcome;

     -    our  competition;  and

     -    our  projected  capital  expenditures.

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

          (a)(3)  Exhibits

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

                                   SIGNATURES


     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of August, 2004.


                                                    SOUTHWALL TECHNOLOGIES INC.

                                                    By:    /s/  Thomas G. Hood
                                                           ---------------------
                                                           Thomas  G.  Hood
                                                           President