Form 10-Q
period 2004-06-27
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2004-08-11
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the quarterly period ended June 27, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission File Number: 0-15930

SOUTHWALL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94_2551470 (I.R.S. Employer Identification Number)

3975 East Bayshore Road, Palo Alto, California (Address of principal executive offices)	94303 (Zip Code)

Registrant's telephone number, including area code: (650) 962-9111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 2, 2004 there were 12,549,992 shares of the Registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

INDEX

		Page

PART I—FINANCIAL INFORMATION
Item 1	Financial Statements:
	Unaudited Condensed Consolidated Balance Sheets—June 27, 2004 and December 31, 2003	3
	Unaudited Condensed Consolidated Statements of Operations—Three and six month periods ended June 27, 2004 and June 29, 2003	4
	Unaudited Condensed Consolidated Statements of Cash Flows—Six month period ended June 27, 2004 and June 29, 2003	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6-17
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-32
Item 3	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4	Controls and Procedures	33-40
PART II—OTHER INFORMATION
Item 1	Legal Proceedings	41
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	41
Item 3	Defaults upon Senior Securities	41
Item 4	Submission of Matters to a Vote of Security Holders	41
Item 5	Other Information	41
Item 6	Exhibits and Reports on Form 8_K	41
	Signatures

PART I FINANCIAL INFORMATION

Item 1—Financial Statements:

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 27,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,424	$1,152
Restricted cash	557	739
Accounts receivable, net of allowance for bad debt of $511 at June 27, 2004
and $778 at December 31, 2003	5,715	7,096
Inventories, net	6,671	6,830
Other current assets	3,420	2,617
Total current assets	17,787	18,434

Property, plant & equipment, net	19,988	21,787
Restricted cash loans	1,024	1,066
Other assets	1,240	434
Total assets	$40,039	$41,721

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt and capital leases	$1,235	$2,042
Line of credit	4,549	6,844
Accounts payable	3,509	6,315
Accrued compensation	1,007	1,392
Other accrued liabilities	6,902	6,051
Total current liabilities	17,202	22,644

Term debt and capital leases	11,625	13,658
Convertible promissory notes	3,303	--
Government grants advanced	558	614
Other long term liabilities	12,729	3,084
Total liabilities	45,417	40,000

Contingencies (See note 10)	-	-

Stockholders’ equity (deficit):
Preferred stock, $1.00 stated value, authorized 5,000; issued and outstanding	-	-
Common stock, $0.001 par value per share; 20,000 shares authorized, and 12,550 and
12,548 shares outstanding at June 27, 2004 and December 31, 2003, respectively	13	13
Capital in excess of par value	69,795	70,861
Accumulated other comprehensive income:
Translation gain on subsidiary	2,711	3,240
Accumulated deficit	(77,897)	(72,393)
Total stockholders’ equity (deficit)	(5,378)	1,721

Total liabilities and stockholders’ equity	$40,039	$41,721

See accompanying notes to condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

Net revenues	$14,548	$15,328	$25,615	$30,549
Cost of sales	8,936	12,405	17,402	24,588

Gross profit	5,612	2,923	8,213	5,961

Operating expenses:
Research and development	771	1,517	1,581	3,185
Selling, general and administrative	2,520	3,000	5,583	5,876
Restructuring expenses	-	-	-	(65)
Impairment recoveries for long-lived assets	(1,428)	-	(1,428)	-

Total operating expenses	1,863	4,517	5,736	8,996

Income (loss) from operations	3,749	(1,594)	2,477	(3,035)

Interest expense	(635)	(217)	(1,240)	(509)
Cost of warrants issued	(1,473)	-	(6,291)	-
Other income (loss), net	(112)	274	248	363

Income (loss) before provision for income taxes	1,529	(1,537)	(4,806)	(3,181)

Provision for income taxes	343	176	698	191

Net income (loss)	$1,186	$(1,713)	$(5,504)	$(3,372)

Net income (loss) per share:

Basic	$0.09	$(0.14)	$(0.44)	$(0.27)
Diluted	$0.04	$(0.14)	$(0.44)	$(0.27)

Weighted average shares of common stock and dilutive
potential common stock:

Shares used in computation, basic and diluted
Basic	12,548	12,532	12,548	12,530
Diluted	31,416	12,532	12,548	12,530

See accompanying notes to condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 27,	June 29,
	2004	2003

Cash flows provided from operating activities:
Net income (loss)	$(5,504)	$(3,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,218	3,307
Charges related to warrants issued to investors and creditors	6,291	-
Amortization of debt issuance costs	59	-
Unamortized debt discount	116	-
(Loss) from impairment recoveries from long-lived assets	(1,428)	133
Stock compensation charge	-	33
Interest on note receivable	-	(4)
Officer loan forgiveness	-	131
Change in assets and liabilities:
Accounts receivable, net	1,381	1,587
Inventories, net	159	2,313
Other current and non current assets	(1,316)	969
Accounts payable and accrued liabilities	(2,556)	(3,313)

Cash (used) provided by operating activities	(1,580)	1,784

Cash flows used in investing activities:
Restricted cash	147	(77)
Proceeds from sale of fixed assets	1,180	-
Expenditures for property, plant and equipment and other assets	(512)	(2,247)

Net cash provided (used) in investing activities	815	(2,324)

Cash flows provided by financing activities:
Principal payment on borrowings	(1,600)	(1,944)
Borrowings (payments) on line of credit	(2,295)	3,003
Proceeds from sale of convertible promissory notes	4,500	-
Proceeds from stock options and employee stock purchase plan exercises	-	18

Net cash provided by financing activities	605	1,077

Effect on cash of foreign exchange rate charges on cash	433	(132)

Net increase in cash and cash equivalents	273	405
Cash and cash equivalents, beginning of year	1,152	1,998

Cash and cash equivalents, end of period	$1,425	$2,403

Supplemental cash flow disclosures:
Cash paid for interest	$630	$555
Cash paid for income taxes	$117	$150

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

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004 (as amended by the Company's Form 10-K/A filed on May 7, 2004 and the Company’s Form 10-K/A filed on August 10, 2004). The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

Due to the structure of the transactions resulting from the investment agreement with Needham & Company, or Needham, and certain of Needham’s affiliates, and Dolphin Direct Equity Partners, LP, which was entered into by the Company on December 18, 2003, and later amended and restated on February 20, 2004, the Company was not in compliance with certain NASDAQ listing requirements. On March 26, 2004, the Company voluntarily delisted from the Nasdaq National Market and on May 6, 2004, began trading on the Over-the-Counter Bulletin Board. Management believed that a voluntary delisting from Nasdaq and a move to the Over-the-Counter Bulletin Board provided the best option to the Company’s shareholders by retaining liquidity in the Company’s common stock.

On April 29, 2004, the Company amended its credit agreements with its senior lender, Pacific Business Funding, or PBF, to extend the facilities’ maturity date to May 5, 2005. The amended agreements provide for a maximum borrowing capacity of $9.0 million for the Company. The credit facilities consist of a $3.0 million revolving line of credit facility, which is guaranteed by Needham & Company, and a $6.0 million receivables factoring line of credit. The $3.0 million revolving line of credit facility bears an annual rate of 2% above PBF’s Base Rate (which was 4.0% at June 27, 2004), and is calculated based on the borrowings outstanding under the line. The $6.0 million facility bears an annual rate of 7% above PBF’s Base Rate and the annual interest is calculated based on the average daily accounts receivable against which the Company has borrowed. Availability under the $6.0 million line is limited to 75% of the value of accounts receivables acceptable to PBF. PBF continues to reserve the right to reduce the percentage of eligible accounts receivable against which the Company may borrow under this facility or to terminate the facility at any time. The amendments also deleted the requirements that the Company maintain a listing on the NASDAQ National Market and maintain minimum net tangible net worth of $33.0 million, a current ratio of assets to liabilities of at least 0.70, and revenues equal to or greater than 80% of revenues projected.

Cumulative operating losses, negative working capital, negative cash flows, and the Company’s limited current cash balance raise substantial doubt about the Company’s ability to continue as a going concern. The Company incurred a net loss and negative cash flows from operations in 2003 and the first quarter of 2004. As of December 31, 2003 and June 27, 2004, the Company’s cash and cash equivalents and restricted cash were $1.9 million and $2.0 million, respectively. If the Company is unable to maintain our existing financing sources, or procure new sources of financing, the Company may be unable to satisfactorily meet all of the cash commitments required to fund our operations or to continue as a going concern.

The Company uses a 52_week fiscal year ending on December 31. The quarters ended June 27, 2004 and June 29, 2003 each included 13 weeks.

Note 2—Balance Sheet:

Restricted cash

Restricted cash consists of the unexpended portion of grants received from the Saxony government in Germany to co-finance the costs of the construction of the Company’s Dresden facility. In the event the Company fails to meet certain conditions related to the grants, the Saxony government has the right to demand repayment of the grants (see Note 7 - Government Grant and Investment Allowances).

Inventories, net

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of sales. At June 27, 2004 and December 31, 2003, inventoriesconsisted of the following (in thousands):

	June 27,	December 31,
	2004	2003
Raw materials	$4,103	$2,677
Work-in-process	1,618	3,148
Finished goods	950	1,005
	$6,671	$6,830

Government grants advanced and investment allowances

Government grants advanced and investment allowances consist of monies received by the Company from the Saxony government in Germany. Upon approval and receipt of the grants and investment allowances from the Saxony government, the funds are applied as a reduction of the costs of the Dresden facility. In the event the Company fails to meet certain conditions related to the grants and investment allowances, the Saxony government has the right to reclaim the grants and allowances. (see Note 7 - Government Grant and Investment Allowances.)

Other long-term liabilities

Other long-term liabilities consisted of the following at June 27, 2004 and December 31, 2003 (in thousands):

	June 27,	December 31
	2004	2003
Warrants	$7,627	$-
Liabilities associated with Settlement Agreement (Note 5)	2,354	1,591
Deferred tax liability	1,342	1,177
Embedded derivative (Note 9)	973	-
Long-term restructuring costs (Note 12)	259	293
Other	174	22
	$12,729	$3,084

Other long-term liabilities consist of warrants issued costs in connection with the Investment Agreement (see Note 9 - Warrants and Other Financial Instruments), liabilities associated with a settlement agreement (see Note 5 - Term Debt), deferred tax liabilities, embedded derivatives (See Note 9) and accrued restructuring costs (see Note 12 - Restructuring).

Note 3—Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive common shares potentially outstanding during the period. The computation of diluted earnings (loss) per share uses the average of the closing prices of the common stock during the period. At June 27, 2004, there were 12,548,192 shares outstanding which were used for the basic earnings per share and 31,416,237 shares used for the diluted earnings per share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents represents the dilutive effect of the 18,868,245 warrant shares outstanding. Options outstanding of 2,972,571 were not included in the calculation as the exercise prices of the options were higher than the price of the common stock of at June 27, 2004 and were considered anti-dilutive. For purposes of the fully diluted earnings per share calculation, net income after tax was adjusted by the interest expense associated with the convertible promissory notes of $147,000, as the shares issuable on conversion of the promissory notes were included in the denominator.

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options would not be dilutive. Accordingly, for the three-month period ended June 29, 2003 and six-month periods ended June 27, 2004, and June 29, 2003, there was no difference between the denominators used for the calculation of basic and diluted net income (loss) per share, and the number of shares used in the calculation were 12,532,000, 12,548,000 and 12,530,000, respectively.

Note 4—Line of Credit:

On May 16, 2003, the Company entered into credit agreements for a $10.0 million receivables financing line of credit (which were amended on June 16, 2003, December 18, 2003 and April 29, 2004) with a financial institution, Pacific Business Funding, or PBF, that were due to expired on May 5, 2004, subject to automatic one-year renewals unless terminated at any time by either party.  Borrowings under the line of credit bear an annual interest rate of 7% above the financial institution’s Base Rate (which was 4.0% at June 27, 2004), and was calculated based on the average daily accounts receivable against which the Company has borrowed. Half of the $10.0 million line of credit was represented by a $5.0 million credit line, guaranteed by the United States Export-Import Bank ("EXIM"). Availability under the EXIM line was limited to 80% of eligible foreign receivables acceptable to the lender. The remaining $5.0 million portion of the $10.0 million credit line was supported by domestic receivables. Availability under the domestic line of credit was limited to 70% of eligible domestic receivable acceptable to the lender. PBF reserved the right to lower the 70% and 80% of eligible receivable standards for borrowings under the credit agreements. In connection with the line of credit, the Company granted to the bank a lien upon and security interest in, and right of set off with respect to all of the Company’s right, title and interest in all personal property and other assets, other than certain of the Company’s Germany property or assets. The borrowing arrangements required the Company to comply with financial covenants to maintain minimum tangible net worth of $33.0 million, a current ratio of assets to liabilities of at least 0.70, and revenues equal to or greater than 80% of revenues projected. As part of the agreements, the Company incurred and paid a one-time commitment fee of $0.1 million in the second quarter of 2003, which will be amortized over the term of the agreements.

As a result of the impairment charge recorded at the end of the third quarter and a deterioration in our working capital position during the fourth quarter of 2003, the Company was in violation of the minimum tangible net worth covenant and current ratio covenant set forth in each of the credit agreements, and, therefore, in default thereunder. On December 18, 2003, the Company entered into a Forbearance Agreement with PBF to forbear from exercising the rights and remedies available to it owing to the default condition. Concurrent with the Forbearance Agreement, the credit agreement was amended to reduce the facility to $7.0 million, subject to the same restrictions in borrowing capacity. The amendment to the credit facility was made following an agreement reached with Needham to guarantee an additional $3.0 million facility with PBF. The guarantee was provided in two separate allotments of $2.25 million on December 18, 2003 and $0.75 million on January 15, 2004. In exchange for the guarantees, the Company issued two separate allotments of warrants for 941,115 shares of common stock each to Needham. (See Note 9 - Warrants and Other Financial Instruments). In connection with the forbearance and amended credit facility, the Company also issued warrants exercisable for 360,000 shares of common stock to PBF.

On April 29, 2004, the Company amended its credit agreements with its senior lender, Pacific Business Funding, or PBF, to extend the facilities’ maturity date to May 5, 2005. The amended agreements provide for a maximum borrowing capacity of $9.0 million for the Company. The credit facilities consist of a $3.0 million revolving line of credit facility, which is guaranteed by Needham & Company, and a $6.0 million receivables factoring line of credit. The $3.0 million revolving line of credit facility bears an annual rate of 2% above PBF’s Base Rate (which was 4.0% at June 27, 2004), and is calculated based on the borrowings outstanding under the line. The $6.0 million facility bears an annual rate of 7% above PBF’s Base Rate and the annual interest is calculated based on the average daily accounts receivable against which the Company has borrowed. Availability under the $6.0 million line is limited to 75% of the value of accounts receivables acceptable to PBF. PBF continues to reserve the right to reduce the percentage of eligible accounts receivable against which the Company may borrow under this facility or to terminate the facility at any time. The amendments also deleted the requirements that the Company maintain a listing on the NASDAQ National Market and maintain minimum net tangible net worth of $33.0 million, a current ratio of assets to liabilities of at least 0.70, and revenues equal to or greater than 80% of revenues projected.

As of June 27, 2004, the Company had approximately $4.5 million of borrowings outstanding and $1.6 million availability to borrow under the credit agreements.

Note 5—Term Debt:

The Company's term debt and capital leases consisted of the following at June 27, 2004 (dollars in thousands):

			Remaining
		Balance at	Principal
		June 27,	Due in
Description	Rate	2004	2004
Term debt:
Teijin loan dated January 19, 2004	0.00%	$709	-
German bank loan dated May 12, 1999	6.13% (1)	2,276	$207
German bank loan dated May 28, 1999	7.10% (2)	3,035	-
German bank loan dated May 28, 1999	3.75%	866	173
German bank loan dated July 25, 2000	7.15% (3)	1,789	143
German bank loan dated
August 14, 1999 (due June 30, 2009)	5.75%	2,048	-
German bank loan dated December 18, 2000	7.50%	45	45
German bank loan dated December 19, 2000	8.0%	52	52
Settlement agreement dated February 20, 2004	(4)	2,000	-
Total term debt		$12,820	$620
Capital leases
Other equity financings
Total capital leases		41	41
Total term debt and capital leases		$12,861	$661
Less: current portion		1,236
Term debt, non-current		$11,625

(1)	Interest rate will remain fixed until December 31, 2004 and will be reset to the then prevailing market rate.
(2)	Interest rate will be reset to the then prevailing market rate in 2009.
(3)	Interest rate will be reset to the then prevailing market rate in 2005.
(4)	Stepped interest rate starting at 3% for 2004, which will increase by one percentage point per year until 2010.

Teijin loan
The Teijin loan represents the unpaid principal and accrued interest owed by the Company on a loan with a Japanese bank, dated May 6, 1997, which had been guaranteed by Teijin Limited (Teijin), a Japanese company. Teijin is a stockholder of and supplier of substrate materials to the Company. The Teijin guarantee was collateralized by certain equipment located in Southwall's Tempe manufacturing facility and inventory, to the extent necessary to provide 120% net book value coverage of the outstanding loan balance. The Company was also subject to certain financial covenants under the guarantee. The Company paid Teijin semi-annually a loan guarantee service fee equal to 0.5625% of the outstanding balance. The loan required semi-annual payments of interest only during the first four years, followed by semi-annual principal installments plus interest, beginning in May 2001, for the remaining three and one half year term. The Company had made each of its scheduled principal and interest payments to the Japanese bank through May 2003, representing principal payments of $8.8 million. However, the Company did not make the scheduled payment of $1.25 million due on November 5, 2003, thereby defaulting on the debt. Teijin honored its guarantee by satisfying the obligation. Under the terms of Teijin’s guarantee, the Company was obligated to immediately repay the amounts paid by Teijin. As part of the restructuring plan implemented by the Company in the fourth quarter of 2003, the Company entered into a guaranteed Loan Agreement with Teijin on January 19, 2004 to satisfy Teijin’s claim. The agreement includes a payment schedule that spreads the aggregate payments of $1.25 million over a period of four years through 2008. The obligations owed to Teijin will not accrue interest if paid according to the payment schedule. The Company’s obligations to Teijin are guaranteed by its subsidiary, Southwall Europe GmbH.

In June 2004, the January 19, 2004 agreement was amended as the Company was able to sell one of its machines to a third party. The amendment to the agreement provided that the Company would pay to Teijin the proceeds from the sale of the equipment. In June 2004, the Company paid $560,000 to Teijin from the proceeds of the disposal of a fixed asset. The remaining balance due to Teijin under the agreement ($690,000 at June 27, 2004) will be paid in accordance with the agreement, as amended.

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

Settlement agreement
During 1999, Southwall entered into a master equipment sale-leaseback agreement with a leasing company, Matrix Funding Corporation ("lessor"). The Company was in dispute with the lessor over interpretation of certain terms of the lease agreement and withheld lease payments due from March 2001 until February 2004. The lessor notified the Company that it considered the Company to be in default and in January 2002 drew down on a letter of credit in the amount of $0.5 million that collateralized the Company's obligations. In May 2002, a suit was filed against the Company by an agent of the successor to the lease demanding payment of unpaid lease payments and alleged residual values. (See Note 10- Contingencies.) In February 2004, the Company entered into a settlement agreement with the agents pursuant to which the Company agreed to pay an aggregate of $2.0 million bearing interest at a stepped rate. The settlement requires the Company to make an interest payment in 2004, and beginning in 2005, to make quarterly principal and interest payments until 2010. At June 27, 2004, the carrying value of the liability was $4.4 million ($2.0 million of principal, plus $2.4 million of accrued interest and tax). As a result of the settlement the Company is obligated to pay a lesser amount of $2.0 million over five years at a stepped rate of interest. The agreement included a confession of judgment, whereby the Company acknowledges that it would owe damages of $5.9 million in the event of payment defaults under the settlement agreement.

The Company performed an assessment under SFAS 15 and EITF 02-04 to assess whether this debt restructuring constituted a troubled debt restructuring. The Company concluded that the debt restructuring was in fact a troubled debt restructuring as the Company was in financial difficulty and the lessors had granted a concession to the Company, under the definitions of such conditions as set forth in EITF 02-04. The reduction in the amount of the debt indicated that a concession had been granted. SFAS 15, requires an assessment of the total future cash payments specified by the new terms of the debt, including, principal, interest and contingent payments. If the payments are less than the carrying amount of the payable, the Company should reduce the carrying amount to an amount equal to the total future cash payments specified by the new terms and should recognize a gain on restructuring of payables equal to the amount of the reduction. In its assessment, management factored in the $5.9 million confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring. The carrying value of the debt remains on the balance sheet and the liability will be reduced as payments are made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment. Based on a SFAS 5 determination, at the time the Company considers default probable, the liability would be increased to the $5.9 million confession of judgment value. The excess of the carrying value over the $2.0 million is recorded in Other Long-Term Liabilities on the balance sheet.

Loans from German banks
On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to €3.1 million ($3.7 million). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in euros after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum until December 31, 2004, after which it will be revised to the prevailing rate. Of the borrowings outstanding of $2.3 million under this bank loan at June 27, 2004, $1.7 million was classified as noncurrent in the accompanying balance sheet.

On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds were made available in three tranches, and were used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at June 27, 2004; the Company is current with respect to all principal and interest payments due under the loan agreement. Under the first tranche, the Company borrowed €2.5 million ($3.0 million) for a term of twenty years beginning on May 28, 1999. The principal is repayable in euros beginning after ten years in ten equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years, after which time the rate will be adjusted to a current prevailing rate. All $3.0 million of borrowings outstanding under this tranche at June 27, 2004, were classified as noncurrent in the accompanying balance sheet. Under the second tranche, the Company borrowed €1.7 million ($2.1 million) for a term of seven years beginning May 28, 1999 and the principal is repayable beginning after one year in twelve equal, semi-annual payments. The loan bears fixed interest at 3.75% per annum. At June 27, 2004, the amount due under this second tranche was $0.9 million, and $0.5 million was classified as a noncurrent liability. Under the third tranche, the Company borrowed €2.1 million ($2.5 million) for a term of ten years beginning on July 25, 2000, and the principal is repayable beginning after one year, in thirty-six equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the first five years, after which time the rate will be adjusted to a current prevailing market rate. At June 27, 2004, the amount due was $1.8 million; of this amount, $1.5 million was classified as noncurrent.

On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to €1.7 million ($2.1 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in euros. Fifty percent of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Restricted loan proceeds." The amount due under this bank loan at June 27, 2004 was $2.0 million, which was classified as noncurrent.

On December 18, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to €0.2 million ($0.2 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in nine quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in euros. At June 27, 2004, the amount outstanding under this bank loan was minimal and was classified as current.

On December 19, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to €0.3 million ($0.4 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. At June 27, 2004, the amount outstanding under this bank loan was $0.1 million and was classified as current.

The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary. The dollar equivalent value for the preceding German bank loans has been calculated using the euro exchange rate as of June 27, 2004.

Other term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

Scheduled repayments
Scheduled principal reductions of term debt as of June 27, 2004 for the balance of 2004, and for the next four years and thereafter, are as follows (in thousands):

Amount
Balance of 2004	$661
2005	1,221
2006	1,558
2007	1,211
2008	1,211
Thereafter	6,998

Total	$12,860

The Company incurred total interest expense of $0.6 million and $0.2 million in the second quarters of 2004 and 2003, respectively. The Company incurred total interest expense of $1.2 million and $0.5 million in the first six months of 2004 and 2003, respectively.

Note 6 - Convertible Promissory Notes:

The Company’s convertible promissory notes as of June 27, 2004 consist of the following (in thousands):

Balance at
June 27,
Description	2004
Needham Capital Partners and affiliates	$3,000
Dolphin Direct Equity Partners	1,500
Total face value of convertible promissory notes	$4,500
Less:
Unamortized debt discount	(1,197)
Total convertible promissory note	$3,303

On February 20, 2004, the Company entered into an agreement with Needham & Company, Inc., certain of its affiliates, and Dolphin Direct Equity Partners, LP (the "Holders") and issued $3.0 million and $1.5 million of convertible notes to them, respectively. The notes are convertible, at the Holders’ option, into the Company’s Series A preferred stock at a conversion price of $1.00 per share (subject to adjustment). The notes accrue interest at an annual rate of 10%, compounded daily, which interest is payable each December 31st. The notes are secured by a pledge of a portion of the stock of Southwall Europe GmbH. The notes are due and payable on the earlier of: i) 45 days after failure of the stockholders to approve the increase in the number of the Company’s authorized shares, or ii) February 20, 2009. In addition, so long as any of the convertible notes are outstanding, the approval of the Holders of a majority of the convertible notes will be required to effect certain corporate actions. In connection with the issuance of the convertible notes the Company issued warrants for 1,694,007 shares of common stock. In addition, the Company bifurcated the conversion feature of the notes and recorded an embedded derivative. (See Note 9 - Warrants and Other Financial Instruments.)

Note 7—Government Grant and Investment Allowances:

The Company has an agreement to receive cash grant awards (the "Grant"), which was approved by the Saxony government in May 1999. As of June 27, 2004, the Company had received an aggregate of approximately €5.6 million ($6.8 million) under this Grant since May 1999 and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden manufacturing facility. Additionally, as of June 27, 2004, the Company has a balance remaining from the government grants received in May 1999 of €0.5 million ($0.6 million) which has been recorded as an advance and held as restricted cash until the Company receives approval from the Saxony government to apply the funds to reduce its capital expenditures.

Giving effect to an amendment of the terms of the Grant in 2002, the Grant is subject to the following requirements:

a)	The Grant was earmarked to co-finance the costs of the construction of a facility to manufacture XIR® film for the automotive glass industry;

b)	The construction period for the project is from March 15, 1999 to June 30, 2006;

c)	The total investment during the construction period should be at least €47.0 million ($56.8 million); and

d)	The project must create at least 143 permanent jobs and 7 apprenticeships by June 30, 2006.

      If the Company fails to meet the above requirements, the Saxony government has the right to demand repayment of the Grant.

In addition to the Grant, the Company is eligible for cash investment allowances from the Saxony government calculated based on the total projected capital investment by the Company in its Dresden facility of €47.0 million ($56.8 million). The investment allowances are also subject to European Union regulatory approval. During 2000, 2001, 2002 and 2003, the Company received €1.2 million ($1.5 million), €2.5 million ($3.0 million), €1.2 million ($1.5 million), and €1.3 million ($1.6 million), respectively, in investment allowances from the Saxony government, and those proceeds were applied to reduce the capitalized construction cost of the Dresden facility. We have not received any investment allowance from the Saxony government to date in 2004. The investment allowances are subject to the following requirements:

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

The Grant and investment allowances, if any, that the Company is entitled to seek from the Saxony government varies from year to year based upon the amount of capital expenditures that meet the above requirements. Generally, Southwall is not eligible to seek total investment grants for any year in excess of 33% of its eligible capital expenditures for that year. The Company cannot guarantee that it will be eligible for or receive additional grants or allowances in the future.

Note 8—Segment Reporting:

Southwall reports segment information using the management approach to determine segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company is organized on the basis of products and services. The total net revenues for the automotive glass, electronic display, window film and architectural product lines for the three and six month periods ended June 27, 2004 and June 29, 2003 were as follows (in thousands):

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Automotive glass	$5,627	6,556	$10,028	$11,765
Electronic display	5,796	6,092	9,215	12,694
Window film	1,805	1,315	3,649	3,325
Architectural	1,320	1,365	2,723	2,765
Total net revenues	$14,548	$15,328	25,615	30,549

The following is a summary of net revenues by geographic area (based on the location of the Company’s customers) for the second quarter and the first six months of 2004 and 2003, respectively (in thousands):

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
United States	$2,966	$1,256	$4,447	$2,770
Japan	5,285	5,783	8,259	11,606
France	2,471	2,199	4,719	5,274
Pacific Rim	1,520	1,090	3,190	3,226
Rest of the world	833	2,658	2,104	4,205
Germany	1,473	2,342	2,896	4,205
Total net revenues	$14,548	$15,328	$25,615	$30,549

Note 9—Warrants and Other Financial Instruments:

The warrants described below are for common stock at an exercise price of $0.01. With the exception of the warrants issued in connection with the letter of intent, the term of the warrants is five years from the date of issuance. As a result of the nominal exercise price of the warrants, the warrant value is based on the value of the common stock on the date of issuance.

The quoted market price of the Company’s common stock was not regarded as an appropriate basis for warrant values, on account of the dilution of the stock and the thin trading of the stock. The fair value of the common stock was based on a Company valuation performed by management using accepted valuation methodologies.

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

On January 19, 2004, in addition to issuing warrants to PBF, the Company obligated itself to issue 1,597,000 of warrants to Needham and Dolphin, the Investors, as a result of entering into a debt agreement with Teijin, as detailed below. As a result, as of January 19, 2004, the Company had insufficient authorized and unissued shares to satisfy existing commitments had all outstanding warrants been exercised on that date, thereby triggering liability classification for all outstanding warrants.

The Company was required to re-measure all outstanding warrants as of January 19, 2004 and to transfer the fair value warrant value to liabilities with the difference between the equity carrying value and the re-measured fair value of the liability recorded as non-operating expense. The charge recorded on January 19, 2004 totaled $151,000.

The warrants will continue to be classified as liabilities until shareholder approval for the increase in authorized shares occurs, at which point they will be re-measured and reclassified to equity, assuming all other conditions for equity classification are satisfied. The warrants were re-measured as of the end of the first quarter, resulting in a charge of $23,000, which was recorded as non-operating expense. The warrants were again re-measured as of the end of the second quarter, resulting in a charge of $1,282,000, which was recorded as non-operating expense.

Warrants issued in connection with the Letter of Intent:

In connection with the November 11, 2003 Letter of Intent signed between Needham and the Company outlining the proposed debt guarantee and equity financing the Company issued warrants for 1,254,000 shares of common stock, representing 10% of the outstanding common stock of the Company, with an exercise price of $0.01 per share. The warrants were to expire on November 11, 2008 or execution of definitive investment agreements, whichever was earlier. The warrants expired on December 18, 2003, the date of the signing of the definitive investment agreements.

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

The warrants were valued by the Company at $100,000 and that value reflected the relative probabilities of an agreement being reached and the anti-dilution feature being triggered. The fair value of the warrant was recorded as a non-operating expense in the fourth quarter of 2003.

Warrants issued in connection with the investment agreement:

In accordance with the investment agreement, warrants were to be issued to the Investors on the closing of each guarantee and equity tranche. However, the investment agreement provided that the Investors were entitled to receive warrants to purchase 753,000 shares of common stock associated with the second tranche of equity regardless of whether the second equity closing occurred. This term was included in the agreements as further incentive for the Investors to enter into definitive agreements. As the Company had an enforceable obligation to issue the warrants and as the terms of the warrants were known as of the date of the investor agreement, the warrants were considered issued for accounting purposes as of December 18, 2003.

As the warrants were issued as an incentive to enter into definitive agreements for transactions that the Investors were not necessarily committed to consummate, the Company determined that the value of the warrants should be recorded as a non-operating expense, which was recorded in the fourth quarter of 2003. The Company considered that the Investors were not necessarily committed to the contemplated transactions because of the arguably subjective nature of determining whether certain conditions to closing were satisfied. Management determined the value of the warrants to be $309,000.

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

Following note or debt issuances to creditors as part of its restructuring plan the Company is required to issue additional warrants to each of the Investors representing the right to purchase that number of shares of common stock equal to the product of (x) 1.25 and (y) the original principal amount of such note or debt instrument. Such warrants represent protection for the investors for the Company failing to eliminate obligations to creditors, and are regarded as issued for accounting purposes as of the date of the agreement triggering legal entitlement.

In December 2003, the issuance to the Investors of additional warrants exercisable for 409,000 shares of common stock was required by note or debt issuances under the restructuring plan. The Company determined the value of the warrants to be $168,000. The fair value of the warrants was recorded as non-operating expense in the fourth quarter of 2003. In the first quarter of 2004, the Company issued 9,849,000 additional warrants to the Investors as a result of note or debt issuances under the restructuring plan. The Company determined the fair value of the warrants to be $4,277,000, which was recorded as a non-operating expense in the first quarter of 2004.

Warrants issued in connection with the guarantee from Needham and line of credit from PBF:

In connection with the first guarantee from Needham and as additional incentive to complete the financing closings, as contemplated in the investment agreement, the Company issued warrants for 941,000 shares of common stock in the fourth quarter of 2003. Management determined the value of the guarantee and warrants at $98,000 and $386,000, respectively.

The Company recorded the amount of the warrant value equal to the fair value of the guarantee, $98,000 as debt issuance costs to be amortized over the life of the line of credit. The residual value of the warrants, $288,000 was recorded as a non-operating expense in the fourth quarter of 2003, as representing an incentive to enter into definitive agreements for transactions to which Needham was not committed.

In connection with the second guarantee from Needham and as additional incentive to complete the financing closings, as contemplated in the investment agreement, the Company issued warrants for 941,000 shares of common stock in the first quarter of 2004. Management determined the value of the guarantee and warrants at $33,000 and $367,000 respectively.

The Company recorded the amount of the warrant value equal to the fair value of the guarantee, $33,000 as debt issuance costs to be amortized over the life of the line of credit. The residual value of the warrants, $334,000 was recorded as a non-operating expense in the first quarter of 2004, as representing an incentive to enter into definitive agreements for transactions to which Needham was not committed.

In November 2003, the Company defaulted under its Factoring Agreements with PBF. On account of the default, PBF was entitled to demand immediate repayment of all outstanding obligations, or to foreclose its security interest in the Company’s collateral. In consideration of PBF’s forbearance from exercising its rights and as incentive to provide $3.0 million of borrowings under the line credit, the Company agreed to issue warrants for 250,000 shares of the Company’s common stock. In addition, the Company paid a forbearance fee of $70,000 and reimbursed PBF for $31,000 of legal fees. The Company determined that the fair value of the warrants was $103,000. The Company has recorded the fair value of the warrants and the fees to debt issuance costs and is amortizing the amount over the life of the line of credit.

       On January 19, 2004, the Company issued 75,000 warrants to PBF in consideration of PBF’s consent to the execution by Southwall Europe GmbH ("Southwall Europe") of a written Guaranty Agreement in favor of Teijin Limited ("Teijin"). The Guaranty by Southwall Europe was to guarantee the Company’s obligations to pay Teijin $1.3 million in full settlement of the Company’s debts and obligations to Teijin stemmed from the Company’s default on a Japanese bank loan for which Teijin was the guarantor. The Company determined the fair value of the warrants was $34,000 and has recorded the cost as a non-operating expense in the first quarter of 2004.

On January 30, 2004, the Company issued 35,000 warrants to PBF in exchange for PBF granting a two-week extension of its forbearance to enable the Company to execute the investment agreement. The Company determined the fair value of the warrants to be $15,000. The Company recorded the fair value of the warrants to debt issuance costs and is amortizing the amount over the life of the line of credit.

Issuance Of Warrants In Connection With The Convertible Debt:

In connection with the issuance of the convertible notes the Company issued warrants for 1,694,000 shares of common stock to the investors on February 20, 2004.

As discussed above, the terms of the original investment agreement was such that the Investors were entitled to receive the 753,000 warrants associated with the second tranche of equity regardless of whether the second equity closing occurred. As the Company had an enforceable obligation to issue the warrants and because the terms of the warrants were known as of the date of the investor agreement, the warrants were considered issued for accounting purposes as of December 18, 2003. As discussed above, the Company valued the 753,000 warrants at $309,000 and recorded the amount as non-operating expense in the fourth quarter of 2003. As a result, the number of warrants issued for accounting purposes on February 20, 2004, in connection with the issuance of convertible debt was 941,000 (that is, 1,694,000 shares underlying the warrants actually issued less the 753,000 shares underlying the warrants deemed previously issued on December 18, 2003).

The fair value of the 941,000 warrants was determined by management to be $414,000 and is recorded as discount on the convertible notes in the final quarter of 2004 and is being expensed as interest expense over the life of the debt instrument using the effective interest rate method.

Embedded Derivatives:

The features of the Convertible Notes include the right to convert the Notes into Series A preferred stock ("Conversion Right"). This right was evaluated by the Company to determine if it gave rise to an embedded derivative instrument that would need to be accounted for separately in accordance with SFAS 133 and EITF 00-19.

The Company concluded that the Conversion Right qualified as an embedded derivative and did not meet the SFAS 133 scope exceptions. Therefore, the Company bifurcated and fair valued the conversion feature. The fair value of the Conversion Right was determined by management to be $820,000 and was recorded as a discount on the convertible notes and will be amortized as interest expense over the life of the debt instrument using the effective interest rate method.

The embedded derivative was classified as a liability and was re-measured at the end of the first quarter and second quarter of 2004. The warrants will be re-measured at subsequent period ends until shareholder approval for the increase in authorized shares occurs, at which point the Company will cease accounting for the Conversion Right at fair value separate from the debt. The re-measurement at the end of the second quarter resulted in a loss of $192,000 for the three-month period then-ended and a net loss of $153,000 for the six-month period ended June 27, 2004.

The following table summarizes the carrying value of the warrants issued as of June 27, 2004 (in thousands):

	Number of
	Shares Issued	Value of
	Under	Warrants
Description	Warrant	Issued
Warrants issued in connection with investment agreement	11,010	$4,754
Warrants issued for Needham loan guarantees	1,882	720
Warrants associated with discount on promissory note	941	414
Warrants issued to PBF	360	152
Warrants issued in association with letter of intent	-	100
Discount associated with embedded derivative	-	820
Re-measurement of financial instruments in the first six months	-	1,640
Total	14,193	$8,600

Note 10—Contingencies:

The Company was a defendant in an action entitled "Portfolio Financial Servicing Company v. Southwall Technologies Inc.," which was filed in state court in Utah on May 22, 2002. This action arose out of sale-leaseback agreements, which the Company entered into with an entity formerly known as Matrix Funding Corporation, or Matrix, in 1999 in connection with the acquisition of two of the Company’s production machines. Matrix thereafter filed bankruptcy proceedings. Plaintiffs in the action were Bank of America, which alleged that it was the successor in interest to Matrix, and Portfolio Financial Servicing Company, which claimed to be an agent of the successor to Matrix. The plaintiffs demanded payment of $6.5 million, which they alleged constituted unpaid lease payments, plus the alleged residual value of the equipment, less monies that Matrix owed to Southwall. The Company asserted that Matrix violated certain material terms of the lease. The Company entered into a settlement agreement on February 20, 2004. Pursuant to the settlement agreement, the Company agreed to pay the plaintiffs a total of $2.0 million plus interest over a period of 6 years from December 31, 2004 until December 31, 2010. The Company also agreed to return to the plaintiffs the equipment in question. If the Company fails to make the required payments, the plaintiffs may enter a confession of judgment against it in the amount of $5.9 million.

The insurance carriers in some of the litigation related to alleged product failures and defects in window products manufactured by others in which the Company was a defendant in the past paid the defense and settlement costs related to such litigation. Those insurance carriers reserved their rights to recover a portion or all of such payments from the Company. As a result, those insurance carriers could seek from the Company up to an aggregate of $12.9 million plus defense costs, although any such recovery would be restricted to claims that were not covered by the Company’s insurance policies. The Company intends to vigorously defend any attempts by these insurance carriers to seek reimbursement. The Company is not able to estimate the likelihood that these insurance carriers will seek to recover any such payments, the amount, if any, they might seek, or the outcome of such attempts.

In addition, the Company is involved, from time to time, in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on its business, its consolidated financial position, results of operations or cash flows.

Note 11—Stock-Based Compensation:

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

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net income (loss)
As reported	$1,186	$(1,713)	$(5,504)	$(3,372)
Add: Stock-based employee compensation
in reported net income (loss), net of
related tax effects	-	-	-	-
Deduct: Total stock-based employee
compensation determined under fair
value based method for all awards, net of
related tax effects	(194)	(262)	(202)	(499)
Pro forma	$992	(1,975)	$(5,706)	$(3,871)

As reported - basic	$0.09	$(0.14)	$(0.44)	$(0.27)
Pro forma - basic	$0.08	$(0.16)	$(0.46)	$(0.31)

As reported - diluted	$0.04	$(0.14)	$(0.44)	$(0.27)
Pro forma - diluted	$0.04	$(0.16)	$(0.46)	$(0.31)

For the stock option plans, the fair value of each option grant is estimated on the date of grant using the Black_Scholes option pricing model, for the multiple option approach, with the following weighted average assumptions used for grants in the second quarters of 2004 and 2003, respectively: expected volatility of 99%, and 96%; risk-free interest rate of 3.8% and 2.1%; and expected lives from vesting date of 2.89 and 3.04 years. Southwall did not pay dividends during these periods and assumed no dividend yield. The weighted average fair value of stock options granted in the second quarters of 2004 and 2003 was $1.81 and $0.58 per share, respectively. The Company granted no options and 95,000 options during the second quarters of 2004 and 2003, respectively.

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

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activities as well as activity during the periods ended June 29, 2003 and June 27, 2004 (in thousands):

	Workforce	Excess
	Reduction	Facilities	Total

Balance at January 1, 2003	$125	$2,281	$2,406
Provisions	-	-	-
Adjustment to reserve	(65)	-	(65)
Cash payments	(41)	-	(41)
Balance at June 29, 2003	$19	$2,281	$2,300

	Workforce	Excess
	Reduction	Facilities	Total

Balance at January 1, 2004	$-	$1,569	$1,569
Provisions	-	-	-
Adjustment to reserve	-	(144)	(144)
Cash payments	-	(569)	(659)
Balance at June 27, 2004	$-	$856	$856

Note 13 - Guarantees:
The Company establishes a reserve for warranties and sales returns for specifically identified, as well as anticipated warranty claims based on warranty experience. The reserve for warranty and sales returns at June 27, 2004 and June 29, 2003 were as follows (in thousands):

	Balance at			Balance at
	December 31,			June 27,
	2003	Provision	Utilized	2004
Accrued warranty	$1,850	$578	$(434)	$1,994

	Balance at			Balance at
	December 31,			June 29,
	2002	Provision	Utilized	2003
Accrued warranty	$2,069	$570	$(586)	$2,053

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward_looking statements that involve risks and uncertainties, including those discussed below under "Forward_Looking Statements" and "Risk Factors" and in our Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2003. You should not place undue reliance on these forward_looking statements. Actual results may differ materially from those anticipated in the forward_looking statements. These forward_looking statements represent our judgment as of the date of the filing of this Form 10-Q.

Overview

We are a global developer, manufacturer and marketer of thin film coatings on flexible substrates for the automotive glass, electronic display, window film, and architectural glass markets. We have developed a variety of products that control sunlight in automotive glass, reduce light reflection, reduce electromagnetic radiation and improve image quality in electronic display products and conserve energy in architectural products. Our products consist of transparent solar_control films for automotive glass; anti-reflective films for computer screens, including flat panel displays, plasma displays, and transparent conductive films for use in touch screen and liquid crystal displays; energy control films for architectural glass; and various other coatings.

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

Cumulative operating losses, negative working capital, negative cash flows, and defaults with respect to our debt obligations, and our current cash balance raise substantial doubt about our ability to continue as a going concern. We incurred a net loss and negative cash flows from operations in 2003 and the first quarter of 2004. We generated an operating profit and positive cash flow for the quarter ended June 27, 2004. Based on our current financial outlook we believe it is likely we will remain profitable and maintain positive cash flow in the second half of 2004. As of December 31, 2003 and June 27, 2004, our cash and cash equivalents were $1.2 million and $1.4 million, respectively, and our restricted cash was $0.7 million and $0.6 million, respectively. If we are unable to maintain our existing financing sources, generate positive cash flow from operations, or procure new sources of financing we may be unable to satisfactorily meet all of the cash commitments required to fund our operations or to continue as a going concern. In addition, if we do not obtain stockholders approval of a proposed amendment to increase the number of shares that we are authorized to issue under our charter, the $4.5 million of our convertible notes held by investors will accelerate and we may be unable to meet our obligations to issue shares of capital stock under the investment agreement. If we were required to repay the convertible notes, we would likely become insolvent and be required to file for bankruptcy protection. We expect to hold an annual meeting of our stockholders in September 2004 to seek approval of the charter amendment. There can be no assurance that such approval will be obtained.

Recent Development:

On April 29, 2004, we entered into an amendment to our receivables financing line of credit with Pacific Business Funding, or PBF, that was due to expire on May 5, 2004. The amendment waived the events of default set forth in the Forbearance Agreement between PBF and us and terminated the portion of the line of credit guaranteed by the United States Export-Import Bank. The remaining portion of the line of credit, which is supported by domestic receivables, was increased to $6.0 million and the maturity date was extended until May 5, 2005. Availability under the domestic line of credit is limited to 75% of the value of eligible domestic receivables acceptable to PBF. PBF continues to reserve the right to lower the 75% of the value of eligible receivables standard for borrowings under the credit agreement or to terminate the credit agreement at any time. The amendment also deleted the requirements that we maintain a listing on the Nasdaq National Market and comply with financial covenants to maintain minimum net tangible net worth of $33.0 million, a current ratio of assets to liabilities of at least 0.70, and revenues equal to or greater than 80% of revenues projected. On April 29, 2004, we also entered into an amendment to our $3.0 million credit facility with PBF that is guaranteed by Needham to extend the maturity date until May 5, 2005.

Effective March 26, 2004, we voluntarily de-listed from the Nasdaq National Market and on March 29, 2004, our common stock began trading on the Pink Sheets. On May 6, 2004, our common stock began trading on the Over-the-Counter Bulletin Board under the symbol SWTX.OB.

Recent Financing and Related Transactions

Overview. On December 18, 2003, in order to raise cash to continue operations, we entered into an investment agreement with Needham & Company, Inc., Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P., and Dolphin Direct Equity Partners, LP, collectively, the Investors. On February 20, 2004, we amended and restated that agreement. Under the terms of the amended and restated agreement, we agreed to issue and sell $4.5 million of Secured Convertible Promissory Notes that are convertible into our Series A 10% Cumulative Convertible Preferred Stock, par value $.001 per share, or the Series A shares, at a conversion price of $1.00 per share, together with warrants initially exercisable for 13,881,500 shares of our common stock. If, as of June 27, 2004, the Investors were to exercise all warrants and convert all Series A shares issuable to them pursuant to the terms of the investment agreement, if our senior lender, Pacific Business Funding, or PBF, were to exercise all warrants issued to it, and if our option holders were to exercise all options outstanding, we would have 34,388,808 shares of common stock outstanding at June 27, 2004. We currently have 20,000,000 shares of common stock authorized under our certificate of incorporation. At our shareholders meeting expected to be held in September 2004, we will seek approval of an amendment to our certificate of incorporation increasing the number of authorized shares available for issuance to a number that would allow us to meet fully our obligations to issue shares of capital stock under the investment agreement. If an amendment to our certificate of incorporation is not approved, the amounts due under the convertible notes will accelerate 45 days after the shareholder vote, and we will not be able meet our obligations under the investment agreement. The resulting lack of capital will prevent us from funding our operations and continuing as a going concern. The form of the amended and restated Certificate of Designation describing the preferences and rights of the Series A shares and the Amended and Restated Investment Agreement and related documents were filled with the SEC on Form 8-K/A on March 3, 2004.

Background. As described above, during 2003, we experienced a significant decline in sales which led to a significant deterioration in our working capital position, which raised concerns about our ability to fund our operations and continue as a going concern in the short term and our ability to meet obligations coming due over the next few years.

In the third quarter of 2003, we determined that due to reduced demand for our products, anticipated revenues through the remainder of 2003 and 2004 would be substantially below historical levels. As our U.S. operations have a higher operating cash breakeven point compared to our Dresden operations, we believed that the lower than anticipated revenues indicated that an impairment analysis of the long-lived assets of our U.S. operations was necessary at September 28, 2003.

Subsequently, in the fourth quarter of 2003, as a result of a further erosion of estimated future revenues, management decided to close the Tempe manufacturing operation. This decision caused us to conclude that a further impairment analysis of the long-lived assets of the U.S. operation were necessary at December 31, 2003.

In summary, our evaluation concluded that impairment charges were required to write down the carrying value of our long-lived assets to their fair market values during the third and fourth quarters of fiscal 2003. The amounts of these impairment charges were $19.4 million and $8.6 million for the periods ended September 28, 2003 and December 31, 2003, respectively. Approximately $21 million of the $28 million cumulative impairment charge was associated with manufacturing machines, software and equipment housed in the Tempe facility, which was planned to be closed during the fourth quarter 2003.

We performed an evaluation of the recoverability of long-lived assets related to our U.S. business in accordance with the Statement of Financial Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," or SFAS 144. We made our evaluation of the impairment of our long-lived assets based in the following three categories as required by applicable accounting guidelines:

1.     Long-lived assets to be held and used—those assets that we intended to retain and continue to use.
2.     Long-lived asserts to be abandoned—those assets that we did not intend to use in the future.
3.	Long-lived assets to be disposed of by sale—those assets that we did not intend to use in the future but intended to put up for sale and for which we expect some value to be recovered.

Below is a summary of our impairment charges by category (in thousands):

	September 28,	December 31,
	2003	2003
Held for Use	$15,000(1)	$3,000
Abandoned	4,400(2)	3,600(3)
Disposed by Sale	-	2,000(4)
Total Impairment	$19,000	$8,600

__________________

1)	Includes $10.4 million for our Production Machines 1,2, and 4, located in Palo Alto, and our Production Machines 5 and 6, located in Tempe.
2)	Represents amounts for our Production Machine 7, located in Tempe.
3)	Includes $3.6 million for the balance of our Production Machines 6 and 7.
4)	Includes $1.7 million for the balance of our Production Machine 5.

Details on the assumptions and calculations we used in determining these impairment charges are described more fully below.

To determine the amount of the impairment charge in accordance with the SFAS 144, we estimated the discounted future cash flows associated with the equipment in each of the three categories. To generate the appropriate cash flow estimates, we determined the appropriate variables were relevant to our business conditions, including an estimate of future revenues and costs and certain other assumptions specific to our situation, including assumptions with respect to:

1.	Our weighted average cost of capital, calculated with reference to—

a.	The desired return on equity, which was based on information received from our investment banker.
b.	The desired return on debt, which was based on the average interest rate for tour term debt.
c.	Total debt amount, which consisted of the outstanding balance on our line of credit and term debt at September 28, 2003 and December 31, 2003.
d.	Equity, which consisted of common stock, additional paid in capital and net deficit at September 28, 2003 and December 31, 2003.
e.	Projected revenue, which was only for display products, which will be the only products we continue to produce in the U.S.

2.	Our cost of goods sold, which was derived by historical and projected manufacturing costs.
3.	Our operating expenses, which were determined using our 2004 budget.
4.	Our cash flows, which included days sale outstanding assumptions based on historical results and days paymentsoutstanding based on our historical payment schedule.
5.	The net present value, which was calculated based on the net present value of the projected cash outflows subtracted from cash inflows from the first quarter of 2004 through the first quarter of 2005. Our U.S. based liabilities, which were measured at September 28, 2003 and December 31, 2003 and represents total liabilities, less current and long-term portion of term debt.
6.	During the third quarter 2003 analysis we had assumed that we return to profitability by the second half of 2004.
7.	During the fourth quarter analysis we had assumed that we return to profitability by the second half of 2005.

We possessed six Production Machines in the U.S., namely Production Machines 1, 2 and, 4, located in our Palo Alto manufacturing facility, and Production Machines 5, 6 and 7, located in our Tempe facility. The revised business plan assumed that the
Palo Alto machines would be only operated part time.

Assumptions supporting the impairment charges associated with long-lived assets to be held and used:

As a result of our analysis, an impairment charge of $15.0 million was recorded at September 28, 2003 for long-lived assets to be held and used, and it was charged to our operating results at September 28, 2003. These items included a portion of Production Machines 1, 2, 4, 5 and 6 and other manufacturing software and hardware that, at the time, we assumed would be used on a part time basis for the remaining portion of 2003 and beyond.

At December 31, 2003, based on a deteriorating business outlook and a downwardly revised forecast of our future discounted cash flows associated with certain long-lived assets to be held and used, we determined that the net book value of those long-lived assets exceeded the future discounted cash flows to be derived from these long-lived assets by an additional $3.0 million. As a result of our analysis, an impairment charge of $3.0 million was recorded at December 31, 2003 for U.S. long-lived assets to be held and used.

Long-lived assets to be abandoned:

At September 28, 2003, we made the determination that one of our production machines located in our Tempe facility was not capable of profitably manufacturing commercial products that would meet our future product specifications. As a result of our assessment, a portion of Production Machine 7 was recorded as a long-lived asset to be abandoned, and we recorded a charge of $4.4 million against our operating results at September 28, 2003.

We decided, during the fourth quarter of 2003, that we would discontinue our Tempe operations as of December 31, 2003. At December 31, 2003, we recorded an additional impairment charge of $3.6 million covering the remaining portion of Production Machines 6 and 7 as long-lived assets to be abandoned, both of which were located in our Tempe facility. We determined that the age and specialized function of these long-lived assets made it unlikely we would be able to find a buyer for these assets.

Long-lived assets to be disposed of by sale:

When we decided to close our Tempe facility, we determined that we might be able to find buyers for certain long-lived assets, primarily Production Machine 5 and certain manufacturing and computer equipment, located at that facility. We committed to a plan to sell these assets, the assets were available for immediate sale at December 31, 2003, an active program to locate buyers was initiated, and it was unlikely that significant changes to the plan would be made, or that the plan would be withdrawn. As a result of our assessment, these long-lived assets were recorded as a long-lived asset to be disposed of by sale at December 31, 2003, and we recorded a charge to operating results of $2.0 million, which was equivalent to the net book value of these long-lived assets, minus their estimated salvage value. The majority of the $2.0m write down was associated with Production Machine 5.

.  On October 8, 2003, our management reviewed the revenue forecast for the fourth quarter of 2003 and determined the anticipated sales for the quarter would not generate enough cash flow to continue operations through the end of the quarter. Management presented its findings to our Board of Directors on October 10, 2003 and the directors instructed our management team to develop an emergency restructuring plan to improve our cash flow and to obtain new financing.

The primary elements of management’s restructuring plan included:

·                           Shutting down a majority of our domestic manufacturing and transferring that production to our Dresden, Germany facility;

·                           Undertaking a series of staggered layoffs;

·                           Arranging new payment terms with all major creditors and vendors to extend or reduce our payment obligations;

·                           Accelerating our cash collections;

·                           Reducing our operating expenses and inventory levels;

·                           Minimizing our capital expenditures; and

·                           Seeking new sources of financing.

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

We received and evaluated three financing proposals, which were presented to our Board of Directors. After reviewing and seeking to negotiate revisions to all of the proposals submitted, the Board unanimously determined on November 10, 2003 to proceed with the Needham & Company, Inc. offer, which is described in further detail below. The Needham offer was chosen primarily because the Board believed that the amount of cash we would have received under each of the two other proposals would have been insufficient to meet our short-term operational cash flow requirements. We entered into a non-binding letter of intent with Needham on November 11, 2003 to sell $3.0 million of Series A shares at a price of $1.00 per share. Needham also agreed to guarantee up to $2.0 million of additional borrowing under our existing Domestic Factoring Agreement with our senior lender, PBF. In connection with the guarantee and the sale of the Series A shares, we agreed to issue warrants to Needham exercisable for a number of shares of our common stock equal to 10% of the total shares outstanding, at a nominal exercise price, which warrants terminated by their terms upon the execution of the investment agreement described below. During the negotiations of the investment agreement, the parties agreed to increase the aggregate number of Series A shares to be sold to 4.5 million. The parties also increased the guarantee to $3.0 million and determined that it would apply to a new line of credit facility with PBF.

On December 18, 2003, we entered into the investment agreement with the Investors. Under the terms of the investment agreement, Needham agreed to issue the guarantees of our new line of credit facility in two separate tranches of $2.25 million and $0.75 million, respectively, and the Investors agreed to purchase the Series A shares in two separate tranches of $1.5 million and $3.0 million, respectively. The new borrowings and the purchase of each equity tranche were subject to certain conditions, including, among other things, the receipt of concessions by us from creditors and landlords, the completion by us of certain restructuring actions and the achievement of cash flow break-even at quarterly revenue levels below those of the third quarter 2003. Needham executed a guarantee of up to $2.25 million under the new line of credit facility on December 18, 2003, and received a warrant to purchase 941,115 shares of our common stock, approximately 7.5% of our total shares currently outstanding at an exercise price of $0.01 per share. On January 15, 2004, Needham executed a guarantee with respect to an additional $0.75 million under the new line of credit and received an additional warrant to purchase 941,115 shares of common stock at an exercise price of $0.01 per share. A further description of the terms of all warrants is set forth below.

On February 20, 2004, the parties amended and restated the investment agreement to provide that we would issue and sell to the Investors an aggregate of $4.5 million of our convertible notes in one tranche instead of Series A shares in two separate tranches. A further description of the convertible notes is set forth below. Under the investment agreement, and as further described in the "Anti-Dilution Protection" section below, we were also required to issue additional common stock warrants to the Investors as anti-dilution protection for the issuance of debt and equity by us as part of the restructuring of our obligations to creditors. In connection with the sale of the convertible notes and honoring the Investors’ anti-dilution protection, on February 20, 2004 we issued warrants to the Investors to purchase a total of 9,913,614 shares of our common stock, at an exercise price of $0.01 per share, approximately 82% of our total shares currently outstanding.

Summary of Current Ownership by Investors. Following completion of the financing, based on securities outstanding as of June 27, 2004, the following convertible securities and warrants are held by the Investors:

·                           if Needham and its affiliated entities were to exercise all of their warrants and convert all of their Series A shares (issuable upon conversion of its convertible notes), while maintaining their current ownership of approximately 2,200,067 shares of common stock, then Needham and its affiliated entities would own approximately 15,081,834 shares of our common stock, or about 59.3% of the total shares outstanding, including such issuances to Needham and its affiliates but excluding outstanding warrants and Series A shares held by other Investors.

·                           if Dolphin Direct Equity Partners, LP were to exercise all warrants and convert all of its Series A shares (issuable upon conversion of its convertible notes), then Dolphin would own approximately 5,499,769 shares of our common stock, or about 30.5% of the total shares outstanding, including such issuances to Dolphin but excluding outstanding warrants and Series A shares held by other Investors.

In addition, the convertible notes held by the Investors accrue interest at 10% per year, compounded daily, payable each December 31st, which interest is also convertible into Series A shares, and the Series A shares are entitled to a cumulative dividend of 10% per year, accruing daily, payable at the discretion of the Board, which dividends are convertible into common stock.

Material Terms of the Secured Convertible Promissory Notes

In connection with the investment agreement, we issued convertible notes in an aggregate principal amount of $4.5 million to the Investors. The convertible notes:

·	are convertible, at each holder’s option, into our Series A shares at a conversion price of $1.00 per share;

·	accrue interest at an annual rate of 10%, compounded daily, payable each December 31, which interest if accrued but unpaid is also convertible into Series A shares;

·	are secured by a pledge of a portion of the stock of our subsidiary, Southwall Europe GmbH; and

·	are due and payable on February 20, 2009 or earlier under certain circumstances. For instance, the failure of our stockholders to approve Proposal 1 (the amendment of our charter) will result in the acceleration of the convertible notes.

In addition, so long as any of the convertible notes are outstanding, the approval of the holders of a majority of the convertible notes will be required to effect the corporate actions set forth below under "—Material Terms of the Series A Shares—General Voting Rights" of the Series A shares. The convertible notes are subordinate to the credit facilities with our senior lender, PBF.

Material Terms of the Series A Shares

Dividends on Series A Shares. Each of the Series A shares will have a stated value of $1.00 and will be entitled to a cumulative dividend of 10% per year, payable at the discretion of the Board of Directors. Dividends on the Series A shares shall accrue daily commencing on the date of issuance and shall be deemed to accrue whether or not earned or declared and whether or not there are profits, surplus or other funds legally available for the payment of dividends. Accumulated dividends, when and if declared by the Board, will be paid in cash.

Restrictions. As long as any Series A shares are outstanding, unless all accrued dividends on all Series A shares have been paid, we are prohibited from:

·                           redeeming or purchasing any shares of our common stock (or any other capital stock ranking junior to the Series A shares in respect of dividends or liquidation preference), except the repurchase of shares of common stock held by officers, directors or employees, upon death, disability, or termination of employment;

·                           paying or declaring any cash dividend or making any cash distribution upon any shares of our common stock (or any other capital stock ranking junior to the Series A shares in respect of dividends or liquidation preference); and

·                           setting aside any monies for the purchase or redemption of any shares of our common stock (or any other capital stock ranking junior to the Series A shares in respect of dividends or liquidation preference), except as described above.

General Voting Rights. Except as described below or as otherwise provided by law, the holders of Series A shares have no voting rights. The approval of the holders of a majority of the Series A shares voting separately as a class will be required to effect certain corporate actions, including:

·	the authorization or issuance of shares of any class or series of stock having any preference or priority as to dividends or redemption rights, liquidation preferences, conversion rights, or voting rights, superior to or on a parity with any rights of the Series A shares;

·	the reclassification of any shares of capital stock into shares having any preference or priority as to dividends or redemption rights, liquidation preferences, conversion rights, or voting rights, superior to or on a parity with any rights of the Series A shares;

·	the authorization or issuance of any debt or other obligations convertible into or exchangeable for any shares of stock having any preference or priority as to dividends or redemption rights, liquidation preferences, conversion rights, or voting rights, superior to or on a parity with any rights of the Series A shares;

·	declaring or paying dividends on or making any distributions with respect to our common stock;

·	increasing or decreasing the authorized number of Series A shares;

·	amending or repealing any provision of, or adding any provision to, our certificate of incorporation or bylaws if such action would alter or change the preferences, rights, privileges or powers of, or the restrictions provided for the benefit of, any Series A shares;

·	increasing the number of shares of common stock reserved for issuance under our stock option plans, other than the annual increase currently provided in such plans and other than a further increase of not more than 1,000,000 shares;

·	engaging in any transaction or series of related transactions constituting a liquidation or dissolution of Southwall, the sale of all or substantially all of our assets, or the acquisition of Southwall by another entity; or

·	making any material change to our line of business.

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

If the closing price of our common stock on the Nasdaq National Market or any other stock exchange on which our common stock is listed is $4.00 or more per share (subject to appropriate adjustment if a stock split, reverse split or similar transaction is effected) for 30 consecutive days, all outstanding Series A shares shall automatically be converted. The closing price of our common stock on the Over-the-Counter Bulletin Board on August 2, 2004, was $0.56 per share.

Redemption. The Series A shares are not redeemable.

Material Terms of the Warrants.

Investor Warrants.  In connection with the investment agreement, we issued warrants to the Investors that may be exercised to acquire up to 14,366,245 shares of common stock (including warrants issued to the Investors as anti-dilution protection for the issuance of debt and equity by us as part of the restructuring of our obligations to creditors) at an initial exercise price of $0.01 per share. The number of shares and the exercise price are both subject to appropriate adjustment in the event of stock splits, reverse stock splits and the granting of a stock dividend on our outstanding common stock. These warrants will be exercisable for cash or through a "cashless exercise" feature. The warrants are exercisable immediately and have a term of approximately five years.

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

PBF Warrants. In connection with the credit facilities with our senior lender, PBF, we issued warrants to PBF that may be exercised to acquire up to 360,000 shares of common stock at an initial exercise price of $0.01 per share. All other terms of these warrants mirrored the terms of the warrants issued to the Investors.

Other Agreements with the Investors

Issuance of Equity. Other than certain issuances of equity in connection with our option plan and as part of the restructuring of our obligations to creditors, the investment agreement contains provisions that prohibit us from issuing any equity or warrants, options, rights or other instruments exercisable or convertible into equity of Southwall to any creditor, landlord, employee, director, agent or consultant until such time as we have received the approval of our stockholders to increase the number of authorized shares of our common stock issuable under our certificate of incorporation.

Anti-Dilution Protection. If, as part of our restructuring efforts, we issue any equity or warrants, options, rights or other instruments exercisable or convertible into equity, to any creditor, landlord, employee, director, agent or consultant, then we are required to issue additional warrants to each of the Investors in such amounts as would allow the investors to maintain their aggregate ownership percentage (on a fully-diluted basis) as if such issuance had not occurred. Likewise, as part of our restructuring efforts, if we issue notes or other debt instruments to any of our creditors, then we are required to issue additional warrants to each of the Investors representing the right to purchase that number of shares of common stock equal to the product of (x) 1.25 and (y) the original principal amount of such note or debt instrument.

Stockholder Meeting. The investment agreement requires us to hold a stockholder meeting for the purpose of seeking approval of an amendment to our certificate of incorporation increasing the number of authorized shares available for issuance to a number that would allow us to meet fully our obligations to issue shares of capital stock under the investment agreement.

Agreements with Major Creditors

Teijin Limited. Teijin Limited, or Teijin, previously guaranteed our outstanding debt owed to UFJ Bank Limited (formerly known as "Sanwa Bank Limited"). On November 5, 2003, we defaulted on this debt and Teijin honored its guarantee by satisfying the obligation. Under the terms of Teijin’s guarantee, we were obligated to immediately repay the amounts paid by Teijin. As part of the restructuring plan, we entered into an agreement with Teijin to satisfy Teijin’s claim. The agreement included a payment schedule that spread the payments out over a period of four years until 2008. The obligations owed to Teijin will not accrue interest if paid according to the payment schedule. Teijin previously held a security interest in one of our production machines, which they have released. We may dispose of the machine provided that we pay to Teijin the net proceeds of any disposition. Our obligations to Teijin are guaranteed by our subsidiary, Southwall Europe GmbH. On June 9, 2004, the original loan agreement was amended as the production machine was sold to a third party. The amended agreement required us to pay down its loan from the net proceeds of any disposition of the production machine. During the second quarter of 2004, we sold the production machine to a Chinese company, and the proceeds from the sale will be remitted to us on an installment basis. On June 17, 2004, the Company paid down the amount owed to Teijin under the agreement by $560,000 from the net proceeds received from the buyer. Additional payments will be made in the future when additional proceeds from the sale are received.

Judd Properties, LLC. We reached an agreement with Judd Properties, LLC, or Judd, to restructure our obligations under the lease for our executive offices and Palo Alto manufacturing facilities. We agreed to a payment schedule that extends our obligations and provides us with options to extend the lease. We further agreed to issue a warrant issuable for 4% of our capital stock on a fully diluted basis to be held in an escrow account pending our departure from the premises. Upon our departure, if we fail to restore the property in accordance with the original lease the warrant will be released to Judd. The warrant is exercisable for 1,437,396 shares of our common stock at a nominal exercise price. The other terms of the warrant mirror the terms of the warrants issued to the Investors. Judd will be a party to the registration rights agreement described above and hold certain other registration rights with respect to the warrant shares. Because we did not have available enough authorized shares of common stock to issue upon exercise of the warrant, we were required to issue a letter of credit in the amount of $1.0 million to be held by Judd as security for our obligations until such time as the requisite number of authorized shares are approved by our stockholders.

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

Greenwood and Son Real Estate Investments. On January 29, 2004, we reached an agreement with Greenwood and Son Real Estate Investments to restructure the remaining scheduled lease payments for our Tempe facility following our decision to discontinue operations in our Tempe facility as of December 31, 2003. Under the terms of the settlement agreement, we agreed to pay the regular monthly rent of $40,000 for the months of February and March 2004, and agreed to pay a cash buy-out of $368,000 for the remaining obligations under the existing lease agreement. The first payment under the settlement agreement was $50,000, which was paid in April 2004. The remaining cash payments will be paid ratably over a twelve-month starting on April 1, 2004. As a result of the settlement agreement, we recorded a charge of $296,000 and $13,000, net of certain accounting credits, in the first and second quarters of 2004, respectively.

Other Factors Affecting Our Financial Condition and Results of Operations

Restructuring activities. As a consequence of the decline in our revenues and negative cash flows, we implemented several cost cutting and business restructuring activities during 2003. These activities, which included employee layoffs and the closure of several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. During the fourth quarter of 2003 and the first quarter of 2004, we agreed to new payment terms with most of our major creditors and vendors, which extended or reduced our payment obligations. We also entered into the investment agreement described above pursuant to which we issued $4.5 million of convertible promissory notes and warrants to investors. If our stockholders do not approve an amendment to our certificate of incorporation increasing the number of our authorized shares available for issuance so that we can meet our obligations under the investment agreement, the amounts due under the notes will accelerate and we will be required to find further financing to continue operations.

Voluntary Delisting from Nasdaq. Effective March 26, 2004, we voluntarily delisted from the Nasdaq National Market and on May 6, 2004, began trading on the Over-the-Counter Bulletin Board. Due to the structure of the transaction contemplated by the investment agreement, we were no longer in compliance with certain Nasdaq listing requirements. We felt that a voluntary delisting from Nasdaq and a move to the pink sheets or Over-the-Counter Bulletin Board would provide the best option to our shareholders by retaining liquidity in our common stock.

Demand for our customers’ products. We derive significant benefits from our relationships with a few large customers and suppliers. Our revenues and gross profit can increase or decrease rapidly reflecting underlying demand for the products of one or a small number of our customers. We may also be unable to replace a customer when a relationship ends or demand for our product declines as a result of evolution of our customer's products. In 1999, we began our relationship with Mitsubishi Electric Company, or Mitsubishi, which accounted for 18%, 9%, and 1% of our total revenues in 2002, 2003, and the first six months of 2004, respectively. The decrease in revenues from Mitsubishi was a significant contributing factor in the decline in our revenues in 2003 as compared to 2002. In 1999, we expanded our relationship with customers in the automotive glass market, including Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 37%, 45%, and 43% of our total revenues in 2002, 2003, and the first six months of 2004, respectively.

Our customer and supplier relationships. In September 2003, we entered into an amendment of the agreement with Globamatrix to materially reduce the quantity of product they are required to purchase from us. The adjustment was due to certain events beyond the control of the parties, including the Asian SARs epidemic, which affected the demand for our film products distributed by Globamatrix. The Amendment provided that Globamatrix was required to purchase at least $7.6 million of product in 2003 (rather than $13.25 million as required in the original distribution agreement); in 2003, Globamatrix placed orders to purchase $7.8 million of product. In December 2003, the distribution agreement was further amended to set Globamatrix’s 2004 minimum purchase commitments at $9.0 million. Under the original distribution agreement, Globamatrix had been required to purchase at least $15.25 million of product in 2004. For each year after 2004 through and including 2011, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year.

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

Restructuring costs. Based on lower revenue expectations, in December 2002, we transferred most of our product manufacturing from our Palo Alto manufacturing site to our Tempe and Dresden manufacturing facilities, which have lower cost structures. In addition, we implemented a reduction in force at our Palo Alto location in December 2002, and consolidated our Palo Alto facilities. As a result, we incurred a restructuring charge of $2.6 million in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto that would no longer be occupied. In the second quarter of 2003, we implemented a reduction in force in our Tempe and Palo Alto locations. As a result, we incurred a charge and made cash payments of $0.1 million relating to employee severance packages, which is recorded in cost of sales. During the fourth quarter of fiscal 2003, we implemented another reduction-in-force as well as closed our Tempe manufacturing facility; however, there were no restructuring charges incurred nor will any be incurred as a result of these actions.

Impairment charges for long-lived assets. During 2003, we experienced shortfalls in revenue compared to our budgeted and forecasted revenues. In addition, in the third quarter of 2003, we determined that due to reduced demand for our products, anticipated revenues through the remainder of 2003 and 2004 would be substantially below historical levels. As our U.S. operations have a higher operating cash break-even point compared to our Dresden operations, we believed that the lower than anticipated revenues indicated that an impairment analysis of the long-lived assets of our U.S. operations was necessary in the third quarter of 2003. Subsequently, in the fourth quarter of 2003, as a result of our decision to close the Tempe operation, we concluded that a further impairment analysis of the long-lived assets of the U.S. operation was necessary at December 31, 2003. Our evaluation concluded that an impairment charge was required to write down the carrying amount of our long-lived assets to their fair market values of $19.4 million and $8.6 million for the quarter ended September 28, 2003 and December 31, 2003, respectively. There were no impairment charges recorded in the first six months ended June 27, 2004.

Three Months Ended June 27, 2004 compared with Three Months Ended June 29, 2003

Net revenues. Our net revenues for the three months ended June 27, 2004 and June 29, 2003 were $14.5 million and $15.3 million, respectively. Our sales to the automotive glass market decreased by $1.0 million or 15.2%, from $6.6 million in the second quarter of 2003 to $5.6 million in the same period in 2004. The decrease was primarily due to manufacturing problems incurred by one of our automotive OEM customers, which resulted in the suspension of its purchases of our products pending the resolution of their production issues. The effect of the production problems incurred by this customer was a year-over-year reduction in its orders by approximately $1.2 million.

Our sales in the electronic display market decreased by $0.3 million or 4.9% from $6.1 million in the second quarter of 2003 to $5.8 million in the same period of 2004. The decrease was primarily due to lower demand for our anti-reflective, or AR, film for cathode ray tube, or "CRT", monitors as a result of technological changes in the market. Mitsubishi Electric is the primary CRT manufacturer that buys our AR film, and it ceased production of its 17-inch AR product in the third quarter of 2003. Sales of our 17-inch AR product to Mitsubishi Electric in the second quarter of 2003 represented $1.9 million in revenue, as compared to no revenue in the second quarter of 2004. We expect to continue production of AR product in the 22-inch and 19-inch sizes for Mitsubishi Electric. However, we expect the combined unit volumes of our 22-inch and 19-inch film products to be significantly less than the volumes previously sold for the 17-inch product. The decline in our revenue caused by the reduction in sales to Mitsubishi was partially offset by an increase in sales to Mitsui by approximately $1.3 million from the same period in 2003, which was primarily due to higher demand for our products for the flat panel display, or FDP market. In addition, sales of our silver reflector product, used primarily in laptop computers, increased year-over-year by approximately $0.3 million as a result of the addition of a new display customer and an improvement in the worldwide personal computer market.

Our sales in the window film market increased by $0.5 million, or 37.3% from $1.3 million in the second quarter of 2003 to $1.8 million in the same period in 2004. We sell our window film products primarily to customers located in the Pacific Rim and the Middle East. We believe our sales to this market during the second quarter of 2003 were negatively affected by the SARs epidemic and the conflicts in Iraq and Afghanistan.

Our sales in the architectural market were relatively the same in the second quarters of 2004 and 2003.

Cost of sales. Cost of sales consists of materials and subcontractor services, labor and manufacturing overhead. Cost of sales decreased $3.5 million, or 28% from $12.4 million in the second quarter of 2003 to $8.9 million in the same period of 2004. Facility costs, depreciation expense and labor costs have historically comprised the majority of our manufacturing expenses, and these costs are relatively fixed and do not fluctuate proportionately with net revenue. The reduction in cost of goods sold was a result of the lower material and converting costs of $2.1 million due to the decline in revenue year to year, the increased production from our Dresden facility and lower fixed costs (primarily depreciation expense of $0.9 million) in the United States as a result of our restructuring actions taken in 2003. Furthermore, as a result of migrating most of our manufacturing production to our Dresden facility, we have reduced our headcount in the U.S. by 92, thereby lowering our labor costs by $0.9 million. Our Dresden plant generally has had lower manufacturing costs than our United States facilities as a result of lower payroll costs, lower operating expenses, and lower depreciation charges. Depreciation expense is lower for our Dresden plant by $13,000 due to the grants and investment allowances for plant and equipment provided to us by the Saxony government. The grants and allowances are recorded as a reduction of property and equipment costs, thereby lowering the depreciable base of those assets.

Gross profit and gross margin. Our gross profit increased from $2.9 million in the second quarter of 2003 to $5.6 million in the same period of 2004. The increase in gross profit was primarily the result of lower fixed costs in the U.S. by $1.9 million, which were the result of certain restructuring and impairment charges of $28.0 million taken in 2003. As a percent of sales, gross profit increased from 19.0% in the second quarter of 2003 to 38.6% in the same period in 2004. The increase in gross margin was primarily the result of lower manufacturing costs by $3.3 million as a result of the restructuring actions taken in 2003 and the first quarter of 2004.

Operating expenses

Research and development. Research and development expenses decreased from $1.5 million in the second quarter of 2003 to $0.8 million in second quarter of 2004. The 47% decrease from year to year was primarily due to a decrease in labor and employee benefits costs of $0.4 million as a result of the reduction in force of 14 employees initiated in the fourth quarter of 2003 and completed in the second quarter of 2004. General office supplies, materials used in development activities and utility costs were lower by $0.4 million in the second quarter of 2004 when compared to the second quarter of 2003. The reduction in these costs was primarily the result of fewer on-going development projects as compared to the prior year.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. Selling, general and administrative expenses decreased from $3.0 million in the second quarter of 2003 to $2.5 million in the second quarter of 2004. Selling expenses was $0.9 million in the second quarter of 2004 compared to $1.0 million in the second quarter of 2003. The slight increase was primarily due to higher employee sales commissions. The increase in employee sales commissions was partially offset by a reduction in our general and administrative expenses. On a year over year comparison, general and administrative expenses decreased from $2.1 million in the second quarter of 2003 to $1.5 million in the second quarter of 2004. The 28% decrease in expenses was primarily due to lower personnel costs in the amount of $0.4 million, as a result of employee layoffs, which took place in the fourth quarter of 2003 and were completed in the second quarter of 2004. In addition, bad debt expense was lower by $0.6 million in the second quarter of 2004 as compared to the prior year as a result of improved collection efforts with our customers.

Impairment recoveries for long-lived assets. In June 2004, we sold a production machine from our Tempe manufacturing facility to a third party. The sale value was for $1.7 million, which included the price of the production machine, other miscellaneous hardware, training to be provided by us and operating software to run the machine. By June 27, 2004, all of our obligations were completed and we recognized a gain of $1.4 million representing 90% of the sale value less the book value of $0.1 million. Collection of the final 10% is contingent on installation of the machine by a third party. We expect the remaining 10% to be recognized in the third quarter of 2004. In accordance with the amended settlement agreement reached with Teijin Limited (see Note 5 - Term Debt to our Condensed Consolidated Financial Statements), we are required to pay down the loan owed to Teijin from the net proceeds of any disposition of the production machine. On June 17, 2004, the Company paid down its loan balance by $560,000 from the net proceeds received from the buyer.

Income (loss) from operations. We earned income from operations of $3.9 million in the second quarter of 2004 compared to incurring a loss from operations in the second quarter of 2003 of $1.5 million. This was primarily due to the recoveries on long lived assets of $1.4 million, lower U.S. manufacturing costs in the amount of $3.3 million resulting from certain restructuring activities taken during the third and fourth quarters of 2003, a higher percentage of revenue generated by our Dresden plant with its lower cost base which resulted in a net gain of income from operations of $1.9 million, a reduction in our research and development costs of $0.7 million due to lower headcount and material costs, and a decrease in our general and administrative expenses in the amount of $0.5 million as a result of reduction in personnel related costs due to lower headcount.

Interest expense, net. Interest expense increased by $0.4 million in the second quarter of 2004, as compared to the same period in 2003, from $0.2 million in 2003 to $0.4 million in 2004. The increase in interest was primarily attributable to interest incurred on our line of credit balance and the amortization of debt issuance costs. The higher interest expense of $0.1 million attributable to the line of credit was the result of the increase in our line of credit balance at the end of the second quarter of 2004 to $4.5 million from $3.3 million at the end of the second quarter of 2003. In addition, we recognized interest expense of $146,987 on our convertible promissory notes in the second quarter of 2004.

Costs of warrants issued.  In the second quarter of 2004, the Company incurred $1.5 million in warrants expense as a result of the remeasurement of all outstanding warrants and other financial instruments.

Other income (loss), net. Other income, net, reflects foreign exchange transaction gains and losses. Some of our transactions with foreign customers and suppliers are denominated in foreign currencies, principally the Euro and Japanese yen. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. Other net loss was $0.1 million in the second quarter of 2004 compared to net gain of $0.3 million in the second quarter of 2003. This was primarily due to the rising Euro in relation to the U.S. dollar over the periods.

Income (loss) before provision for income taxes. We recorded a pre-tax profit of $1.5 million in the second quarter of 2004 compared to a pre-tax loss of $1.5 million in the second quarter of 2003. The increase in income was related to higher gross margin as a result of our lower manufacturing costs by $2.7 million, our reduction of operating expenses by $1.2 million resulting from a reduction in headcount, our reduction of material usage from development activities by $0.1 million and recoveries from long lived assets of $1.4 million which was partially offset by higher interest expense of $0.2 million due to additional borrowings on our line of credit.

Provision for income taxes. The increase in the provision for income taxes in the second quarter of 2004 from the second quarter of 2003 was primarily due to the higher income tax provision for foreign income tax in the second quarter of 2004 for our German subsidiary than in the same period in 2003. In 2003, we fully utilized our operating loss carry forward for German statutory taxes purposes, and as a result, we will incur tax obligations related to our Dresden plant for the foreseeable future, based on expected continuing profitability of our German operations on a stand-alone basis.

Six Months Ended June 27, 2004 compared with Six Months Ended June 29, 2003

Net revenues. Our net revenues for the six months ended June 27, 2004 and June 29, 2003 were $25.6 million and $30.5 million, respectively. Our sales to the automotive glass market decreased by $1.8 million from $11.8 million in the first six months of 2003 to $10.0 million in the same period in 2004. The decrease was primarily due to manufacturing problems incurred by one of our automotive OEM customers, which resulted in the suspension of its purchases of our products pending the resolution of their production issues. The effect of the production problems incurred by this customer led to a reduction in its orders of approximately $1.6 million during the six months ended June 27, 2004 as compared to the six months ended June 29, 2004. We believe that the rest of the decline was the result of the use by one of our principal OEM automotive glass customers of direct-to-glass coating as an alternative solution to our sputtered film.

Our sales in the electronic display market decreased by $3.5 million from $12.7 million in the first six months of 2003 to $9.2 million in the same period of 2004. The decrease was primarily due to the decline in sales to Mitsubishi by approximately $3.7 million, which was primarily the result of their decision in 2003 to cease production of their 17-inch CRT monitor. This decrease was partially offset by an increase in sales of $0.2 million to Ah Sung, a new customer.

Our sales in the window film market increased by $0.3 million, or 9.7% from $3.3 million in the first six months of 2003 to $3.6 million in the same period in 2004. We sell our window film products primarily to customers located in the Pacific Rim and the Middle East. We believe the increase in our sales to this market during the first and second quarters of 2004 are due to a rebound from the negative effects of the SARs epidemic and the conflicts in Iraq and Afghanistan which influenced results during the first and second quarters of 2003.

Our sales in the architectural market during the first six months of 2004 and 2003 were relatively the same.

Cost of sales. Cost of sales decreased $7.2 million, or 29% from $24.6 million in the first six months of 2003 to $17.4 million in the same period of 2004. Facility costs, depreciation expense and labor costs have historically comprised the majority of our manufacturing expenses, and these costs are relatively fixed and do not fluctuate proportionately with net revenue. The reduction in cost of goods sold was the result of a reduction of material and converting costs of $5.4 million due to the decline in revenue year to year, the increased production from our Dresden facility, and lower fixed costs (primarily a depreciation expense of $1.7 million) in the United States as a result of our restructuring actions taken in 2003. Furthermore, as a result of migrating most of our manufacturing production to our Dresden facility, we have reduced our headcount in the U.S. by 92, thereby lowering our labor costs by $1.8 million. Our Dresden plant generally has had lower manufacturing costs than our United States facilities as a result of lower payroll costs, lower operating expenses, and lower depreciation charges. Depreciation expense is lower by $26,000 for our Dresden plant due to the grants and investment allowances for plant and equipment provided to us by the Saxony government. The grants and allowances are recorded as a reduction of property and equipment costs, thereby lowering the depreciable base of those assets.

Gross profit and gross margin. Our gross profit increased from $6.0 million in the first six months of 2003 to $8.2 million in the same period in 2004. The increase in gross profit was primarily the result of the reduction of fixed costs in the U.S. by $3.5 million, which were the result of certain restructuring and impairment charges in the amount of $28.0 million taken in 2003. As a percentage of sales, gross profit increased from 19.7% in the first six months of 2003 to 32.0% in the first six months of 2004. The increase in gross margin was primarily a result of the reduction of fixed manufacturing costs by $1.2 million as a result of the restructuring actions taken in the fourth quarter of 2003 and the reduction of material and converting costs $5.3 million as a result of lower revenues year over year.

Operating expenses

Research and development. Research and development expenses decreased from $3.2 million in the first six months of 2003 to $1.6 million in the same period of 2004. The 50% decrease from year to year was primarily due to decrease in labor costs of $0.8 million as a result of the reduction in force of 14 employees initiated in the fourth quarter of 2003 and completed in the second quarter of 2004. Patent service costs, outside services and engineering material usage costs were lower by $0.5 million in the first six months of 2004 when compared to the same period of 2003 as a result of fewer on-going development projects as compared to the prior year.

Selling, general and administrative. Selling, general and administrative expenses decreased from $5.9 million in the first six months of 2003 to $5.6 million in the same period of 2004. Selling expenses increased from $1.8 million in the first six months of 2003 to $2.1 million in first six months of 2004. The increase was primarily due to higher commission and personnel related costs. This increase in selling expenses was partially offset by a decrease in general and administrative expenses. On a year over year comparison, general and administrative expenses decreased from $4.1 million in the first six months of 2003 to $3.5 million in the same period in 2004. The 14.6% decrease in expenses was primarily due to lower personnel costs in the amount of $0.4 million as a result of employee layoffs, which were initiated in the fourth quarter of 2003 and were completed in the second quarter of 2004. In addition, bad debt expense was lower by $0.4 million in the six months ended June 27, 2004 as compared to the prior year as a result of improved collection efforts with our customers.

Impairment (recoveries) for long-lived assets. In June 2004, we were able to sell a production machine from our Tempe manufacturing facility to a third party. As a result of this sale, we recorded a recovery of the impairment charge on this long-lived asset in the amount of $1.4 million.

Income (loss) from operations. We earned income from operations of $2.5 million in the first six months of 2004 compared to incurring a loss from operations of $3.0 million in the first six months of 2003. This was primarily due to lower U.S. manufacturing costs in the amount of $6.6 million resulting from certain impairment and restructuring charges taken during the third and fourth quarters of 2003, a higher percentage of revenue generated by our Dresden plant with its lower cost base which resulted in a net gain of income from operations of $4.0, a reduction in our research and development costs of $1.6 million due to lower headcount and material costs, a decrease in our general and administrative expenses in the amount of $0.6 million as a result of a reduction in personnel and personnel related costs, and the recovery on long lived assets of $1.4 million.

Interest expense, net. Interest expense, net was $1.3 million during the first six months of 2004 compared to $0.5 million during the same period in 2003. The increase in interest expense was primarily attributable to interest incurred on our line of credit balance and the amortization of debt issuance costs. The higher interest expense of $0.2 million attributable to the line of credit was the result of the increase in our line of credit balance at the end of the second quarter of 2004 to $4.5 million from $3.3 million at the end of the second quarter of 2003. In addition, we recognized interest expense of $146,987 on our convertible promissory notes in the second quarter of 2004.

Costs of warrants issued. We incurred a $6.3 million warrant expense as a result of the issuance of warrants as part of the restructuring efforts and the subsequent evaluation of the costs to our company of those warrants.

Other income, net. Other income, decreased by $0.1 million from $0.4 million for the six months ended June 29, 2003, to $0.3 million for the same period in 2004. The decrease in other income was partially the result of foreign currency gain of $0.1 million during the first six months of 2004 as compared to gain $0.4 million for the same period in 2003. In addition, in the fourth quarter of 2003, an accounting misclassification resulted in an overstatement of our cost of sales by $0.2 million for the year ended December 31, 2003. We identified and corrected the error in the first quarter of 2004, and recorded it as a gain to other income. We determined that the correction of the error was immaterial to net income and elected to record the adjustment to other income rather than to cost of goods sold in order to better present the operating results for the quarter.

Income (loss) before provision for income taxes. We recorded a pre-tax loss of $4.8 million and $3.2 million in the first six months of 2004 and 2003, respectively. The increase in the pre-tax loss in the 2004 period was related primarily to a warrant expense of $6.2 million and higher interest expense of $1.2 million, which were partially offset by a reduction of manufacturing costs by $6.5 million, development costs by $1.6 million and a reduction in selling, general and administrative expenses by $295,000..

Provision for income taxes. Provisions of income taxes were $0.2 million and $0.7 million for the first six months of 2003 and 2004, respectively. The increase in the provision for income taxes in 2004 when compared to the same period in 2003 was primarily due to a provision to accrue foreign income tax for our German subsidiary. In 2003, we fully utilized our operating loss carry forward of for German statutory taxes purposes, and as a result, we expect to incur tax obligations related to our Dresden plant for the foreseeable future based on expected continuing profitability of our German operations on a stand-alone basis.

Liquidity and capital resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital. We incurred a net loss and negative cash flows from operations in 2003 and the first quarter of 2004. For the quarter ended June 27, 2004, we generated an operating profit and positive cash flow, and based on our current financial outlook, we believe we may earn an operating profit and maintain positive cash flow for the remainder of 2004.

On April 29, 2004, we entered into a credit agreement with PBF, which will expire on May 5, 2005. The new agreement provides for a maximum borrowing capacity of $9.0 million for us. The credit agreement consists of a $3.0 million credit facility, which is guaranteed by Needham & Company, and a $6.0 million receivables line of credit. The $3.0 million facility bears an annual interest rate of 2% above PBF’s Base Rate and the annual interest is calculated based on the borrowings outstanding under the line. The $6.0 million facility bears an annual interest rate of 7% above PBF’s Base Rate and the annual interest is calculated based on the average daily accounts receivable against which we have borrowed. Availability under the $6.0 million line is limited to 75% of the value of eligible accounts receivables acceptable to PBF. PBF continues to reserve the right to lower the 75% of the value of eligible receivable standards for borrowings under the credit agreement or to terminate the credit agreement at any time. The amendment also deleted the requirements that we maintain a listing on the Nasdaq National Market and comply with financial covenants to maintain minimum net tangible net worth of $33.0 million, a current ratio of assets to liabilities at least 0.70, and revenues equal to or greater than 80% of revenues projected. As of June 27, 2004, we had approximately $4.5 million of borrowings outstanding.

In December 2002, we restructured our operations to reduce our cost structure by reducing our work force in Palo Alto and vacating excess facilities after consolidating our operations in Palo Alto. These actions are expected to continue to adversely affect our operating cash flows until our lease commitments for the excess facilities expire in December 2004. During the first quarter of 2004, we agreed to new payment terms with certain of our major creditors and vendors, which extended or reduced our payment obligations.

Our cash and cash equivalents increased by $0.2 million in the first six months of 2004 from $1.2 million at December 31, 2003 to $1.4 million at June 27, 2004. Cash and cash equivalents increased $0.4 million in the first six months of 2003 from $2.0 million at December 31, 2002 to $2.4 million at June 29, 2003. Cash used in operating activities of $1.6 million for the first six months of 2004 was primarily the result of non-cash depreciation, cost of warrants issued and gain from impairment recoveries from long-lived assets, offsetting the net loss. Cash provided by operating activities was $1.8 million for the first six months of 2003 was primarily the result of a decrease in accounts receivable and inventory and partially offset by a reduction in accounts payable and accrued liabilities. Cash provided from investing activities during the six months ended June 27, 2004 was $0.8 million, primarily from the proceeds from the sale of fixed assets offset by capital expenditures during the first half of 2004. We used $2.3 million from investing activities during the first six months of 2003 primarily due to capital expenditures. We increased cash from financing activities by $0.6 million during the first six months of 2004, primarily as a result of issuing $4.5 million in convertible promissory notes during the first quarter of 2004, which was partially offset by a reduction of $2.3 million in our line of credit facility, $1.0 million in term debt payments and $0.6 million in repayment of a loan payable. We increased our cash from financing activities during the first six months of 2003 by $1.1 million, primarily as a result of borrowings from the line of credit, offset by principal payments on borrowings.

We entered into an agreement with the Saxony government in May 1999 under which we receive cash grants. As of June 27, 2004, we had received an aggregate of $6.8 million of the grants since May 1999 and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets of our Dresden manufacturing facility. In addition to the grants, we are also eligible to receive cash investment allowances from the Saxony government based on the total projected capital invested by us into our Dresden facility. We have not received any investment allowances to date in 2004 but expect to receive approximately $0.5 million in investment allowances in 2004 as a result of capital expenditures by our German subsidiary during 2003. If we fail to meet certain requirements in connection with these grants and investment allowances, the Saxony government has the right to demand repayment. Additionally, we received $0.6 million of Saxony government grants in 1999 that as of December 31, 2003 were recorded as an advance until we earn the grant through future expenditures. The total annual amount of grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek total investment grants and allowances for any year in excess of 33% of our eligible capital expenditures for that year. We expect to continue to finance a portion of our capital expenditures in Dresden with additional grants from the Saxony government and additional loans from German banks, some of which may be guaranteed by the Saxony government. However, we cannot guarantee that we will be eligible for or will receive additional grants in the future from the Saxony government.

Borrowing arrangements

Teijin previously guaranteed our outstanding debt owed to UFJ Bank Limited (formerly known as Sanwa Bank Limited). On November 5, 2003, we defaulted on this debt and Teijin honored its guarantee by satisfying our obligation. Under the terms of Teijin’s guarantee, we were obligated to immediately repay the amounts paid by Teijin. As part of the restructuring plan, we entered into a guaranteed Loan Agreement with Teijin to satisfy Teijin’s claim. The agreement included a payment schedule that spreads the payments over a period of four years until 2008. The obligations owed to Teijin will not accrue interest if paid according to the payment schedule. Our obligations to Teijin are guaranteed by our subsidiary, Southwall Europe GmbH. (See Note 5 - Term Debt.) In accordance with the terms of our loan agreement with Teijin, we made a principal payment of $560,000 in June 2004, from the proceeds received from the sale of a production machine, which had previously been used as collateral for our loan with the UFJ Bank.

Our borrowing arrangements with various German banks as of June 27, 2004 are described in Note 5 to our consolidated financial statements set forth herein. We are in compliance with all of the covenants of the German bank loans, and we have classified $1.1 million and $6.9 million outstanding under the German bank loans as a short-term liability and long-term liability, respectively, at June 27, 2004.

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

On February 20, 2004, the investors also purchased $4.5 million of convertible notes from us, which are convertible into shares of our preferred stock. After deducting approximately $0.5 million in professional fees relating to the financing transactions and the restructuring of creditor agreements, the net proceeds of the financing were approximately $4.0 million. We applied the net proceeds as follows:

•	approximately $2.2 million was spent during February and March of 2004, in the normal course of our business for general corporate purposes, including purchases of raw materials, payments to subcontractors and suppliers of approximately $1.0 million, payroll costs of approximately $0.8 million, and rent and lease payments;

•	approximately $0.8 million was paid between February 24, 2004 and March 30, 2004, to Judd Properties, LLC, the landlord of our Palo Alto executive offices and manufacturing facilities, in connection with the settlement and restructuring of our lease obligations to Judd Properties, LLC; and

•	approximately $1.0 million has been put up to support a letter of credit in favor of Judd Properties as security for our obligations to depart from and properly restore the property pursuant to our settlement and restructuring with Judd. We have agreed with Judd that, following stockholder approval to increase the number of available authorized shares, we may substitute a warrant exercisable for 1,437,396 shares of our common stock for the letter of credit as security for our obligations, in which event we will have access to the $1.0 million that currently supports the letter of credit. We expect that that $1.0 million, if we were to substitute the warrant as security for our obligations to Judd, would be used for working capital and general corporate purposes.

Capital expenditures

We anticipate spending approximately $1.0 million in capital expenditures in 2004, primarily to maintain and upgrade our production facilities in Dresden. During the first six months of 2004, we spent approximately $0.5 million in capital expenditures in Germany.

Management’s Plan

Cumulative operating losses, negative working capital, negative cash flows, and our limited current cash balance have raised substantial doubt about our ability to continue as a going concern. In response to these trends, we implemented several cost cutting and business restructuring activities during 2003. These activities, which included employee layoffs and the closure of and reduction of operations at several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. As a result of migrating most of our manufacturing production to our Dresden facility, we have reduced our headcount in the U.S. by approximately 106, thereby lowering our labor costs by approximately $1.7 million per fiscal quarter. Our Dresden plant generally has had lower manufacturing costs than our United States facilities as a result of lower payroll costs, lower operating expenses, and lower depreciation charges. Our cost of sales decreased $7.2 million, from $24.6 million in the first six months of 2003 to $17.4 million in the same period of 2004, due in large part to these actions.

While we have been in the process of instituting these cost-cutting measures, the demand for our products has grown in certain areas. We continue to build market share in the electronic display market as our plasma display filter products continue to gain customer acceptance. In addition, sales of our silver reflector product, used primarily in laptop computers, increased by $0.3 million as a result of the addition of a new display customer and an improvement in the worldwide personal laptop computer market.

Our actions to reduce costs as well as the restructuring of our payment terms with our major creditors and vendors have led to our company earning $2.5 million of income from operations in the first six months of 2004 as compared to incurring a loss from operations of $3.0 million in the first six months of 2003. Likewise, our gross profit increased from $6.0 million in the first six months of 2003 to $8.2 million in the same period in 2004.

During the fourth quarter of 2003 and the first quarter of 2004, we agreed to new payment terms with most of our major creditors and vendors, which reduced our payment obligations over the next 12 months by approximately $6.0 million. We also entered into the investment agreement described above pursuant to which we issued $4.5 million of convertible promissory notes and warrants to investors. We believe that this investment, along with the cost-cutting measures and our revenue improvements outlined above, should provide our company with sufficient cash to continue operations for the next 12 months.

We will continue to face a number of challenges over the next 12 months. At our shareholders meeting expected to be held in September 2004, we will seek approval of an amendment to our certificate of incorporation increasing the number of authorized shares available for issuance to a number that would allow us to meet fully our obligations to issue shares of capital stock under the investment agreement. If an amendment to our certificate of incorporation is not approved, the amounts due under the convertible notes will accelerate 45 days after the shareholder vote, and we will not be able meet our obligations under the investment agreement. The resulting lack of capital will prevent us from funding our operations and continuing as a going concern. If the Company is unable to deliver existing or new plasma filter products to Mitsui which allow them to maintain their market share with our technology, a reduction in demand for our plasma films would significantly impact our revenues and profitability. Additionally, if Saint-Gobain were to reduce the amount of film they require from the Company for automotive windshields, this would negatively impact our revenues and profitability. Finally, a lessening in demand or a problem with third party converters would negatively affect our window film business impacting the Company's revenues and profitability.

We will continue to look for ways to manage costs and establish product platforms for future revenue growth to rebuild the confidence of our customers, vendors, employees and shareholders and to return to sustained profitability during the reminder of 2004 and beyond.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to 7% above the bank Base Rate (which was 4% at June 27, 2004) and is calculated based on the average daily balance of the accounts receivable against which we have borrowed. In addition, the interest rate on one of our German loans will be reset to the prevailing market rate on December 31, 2004 and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit would have had an effect of less than $20,000 and $40,000 on our interest expense for the second quarter of 2004 and the first six months of 2004, respectively.

Investment risk: We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any floating rate securities would have had an adverse effect of less than $10,000 and $20,000 for the second quarter of 2004 and the first six months of 2004, respectively.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 80% and 83% of our total sales in the second quarter of 2004 and the first six months of 2004, respectively. Approximately 41% and 41% of our international revenues were denominated in euros relating to sales from our Dresden operation in the second quarter of 2004 and the first six months of 2004, respectively. The other 59% and 59% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the euro exchange rate would have had an effect of less than $0.5 million and $0.5 million on net revenues for the second quarter of 2004 and the first six months of 2004, respectively and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been less than $0.2 million and $0.2 million for the second quarter of 2004 and the first six months of 2004, respectively.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include statements relating to:

·	our ability to remain as a going concern;

·	our strategy, future operations and financial plans, including, without limitation, our plans to install and commercially produce products on new machines;

·	the success of our restructuring activities;

·	the continued trading of our common stock on the Over-the-Counter Bulletin Board;

·	our projected need for, and ability to obtain, additional borrowings and our future liquidity;

·	future applications of thin-film technologies and our development of new products;

·	our competition;

·	statements about the future size of markets;

·	our expectations with respect to future grants, investment allowances and bank guarantees from the Saxony government;

·	our expected results of operations and cash flows;

·	pending and threatened litigation and its outcome; and

·	our projected capital expenditures.

You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe the expectations reflected in our forward-looking statements are reasonable as of the date they are being made, we cannot guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we, nor any other person, assume responsibility for the future accuracy and completeness of these forward-looking statements.

RISK FACTORS

Financial Risks

Our working capital position, financial commitments and historical performance raise substantial doubt about our ability to continue as a going concern.

We have prepared our consolidated financial statements assuming we will continue as a going concern and meet our obligations as they become due. We incurred a net loss and negative cash flows from operations in 2002, 2003 and the first quarter of 2004. These factors together with our working capital position and our significant debt service and other contractual obligations at June 27, 2004, raise substantial doubt about our ability to continue as a going concern without restoring profitable operations, generating cash flow from operating activities and obtaining additional financing. These and other factors related to our business during recent years, including the restatement in 2000 of our financial statements for prior periods, operating losses in 1998, 1999, 2000, 2002 and 2003, our past failure to comply with covenants in our financing agreements and our voluntary delisting from Nasdaq in March 2004 may make it difficult for us to secure the required additional borrowings on favorable terms or at all. We intend to seek additional borrowings or alternative sources of financing; however, difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures, ability to comply with the terms of government grants and our ability to continue as a going concern.

If we do not obtain stockholder approval of the proposed amendment to increase the number of shares that we have authorized for issuance, the amounts due under our outstanding convertible notes will accelerate, and we will not be able to repay the notes.

If we do not obtain stockholder approval of a proposed amendment to increase the number of shares that we are authorized to issue under our charter, we may be unable to meet our obligations to issue shares of capital stock under the investment agreement and amounts due under the convertible notes will accelerate. The approval of our stockholders is required to amend our charter, and we intend to seek such approval at a special meeting of our stockholders. There can be no assurance, however, that our stockholders will approve such amendment. If we are required to repay the convertible notes, the amount of capital available to us for general working capital purposes will be severely limited and we will not be able to fund our operations, service our existing debt obligations or continue as a going concern. In the likely event we are unable to secure alternative financing, we will become insolvent and be required to file for bankruptcy protection. Furthermore, there can be no assurances that we will not be sued by the holders of our options, warrants or convertible notes if we do not have enough authorized shares of common stock to make the required issuances if they seek to exercise or convert those securities, as applicable.

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

As of June 27, 2004, we had total outstanding obligations under our credit agreements of $16.0 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that will require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. In addition, our convertible notes issued to Needham and affiliates and Dolphin provide that they will accelerate to become due in 45 days if we fail to obtain approval of our stockholders to amend our charter to increase the number of shares that we are authorized to issue. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

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

In connection with our current borrowing facilities and financing arrangements, we have granted security interests in and liens on substantially all of our assets, including our production machines and our Dresden facility, to secure the loans. If our senior lenders were to repossess one or more of those machines, our ability to produce product would be materially impaired. Our revenues, gross margins and operating efficiency would also be materially adversely affected. Our obligations under our secured credit facilities contain cross_default and cross_acceleration provisions and provisions that allow the lenders to declare the loans immediately due if there is a material adverse change in our business. If we default under the credit facilities or financing arrangements the lenders could declare all of the funds borrowed there under, together with all accrued interest, immediately due and payable. If we are unable to repay such indebtedness, the lenders could foreclose on the pledged assets. If the lenders foreclose on our assets, we would be forced to significantly curtail or even cease our operations.

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

In 2003 and the first six months of 2004, approximately 34% and 34% respectively, of our revenues were denominated in euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily Japanese Yen.

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

Our ten largest customers accounted for approximately 84%, 84% and 81% of net sales in 2002, 2003, and the first six months of 2004, respectively. We have contracts extending past 2004 with only two of these customers. We expect to continue to derive a significant portion of our net sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology—direct-to-glass sputtering—as an alternative to our window films, which in 2002 and 2003 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

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

We depend on a distributor for the sale of our after_market products.

We primarily use one independent distributor to sell our after_market products. We have a distribution agreement with Globamatrix Holdings Pte. Ltd., or Globamatrix, under which we granted an exclusive worldwide license to distribute our after_market applied film in the automotive and architectural glass markets. Failure of Globamatrix to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business. We believe that the success of our after_market products will continue to depend upon this distributor.

We face intense competition, which could affect our ability to increase our revenue, maintain our margins and increase our market share.

The market for each of our products is intensely competitive and we expect competition to increase in the future. Competitors vary in size and in the scope and breadth of the products they offer. We compete both with companies using technology similar to ours and companies using other technologies or developing improved technologies. Direct-to-glass sputtering represents the principal alternative technology to our sputter_coated film products. Direct-to-glass is a mature, well-known process for applying thin film coatings directly to glass, which is used by some of our current and potential customers to produce products that compete with our products. This technology is commonly used to manufacture products that conserve energy in buildings and automobiles. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry.

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

Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. For example, due to the deteriorating economic environment, sales by flat cathode ray tube manufacturers decreased in 2002 and further in 2003, contributing to our electronic display product revenues declining by 11% in 2002, and another 3% for 2003. Mitsubishi Electric is the only CRT manufacturer that buys our anti-reflective, or "AR", film and it has decided to consolidate all of the manufacturing of this product to Japan. In connection with that consolidation, Mitsubishi ceased production of the 17" AR product in its Mexico plant during the third quarter of 2003. We expect to continue to produce AR product in the 22" and 19" sizes for Mitsubishi Electric. We expect a further reduction in revenues of the AR product in succeeding years. If the flat display and other electronic display markets in which we sell our products do not recover or experience further slowdowns in the future, it could cause revenues from our electronic display products to decrease further.

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

International revenues amounted to approximately 87%, 85%, 89% and 83% of our net revenues during 2001, 2002, 2003 and the first six months of 2004, respectively. The distance between the two locations of our manufacturing creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

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

Item 4—Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. As of June 27, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that as of the date of such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company (including its consolidated subsidiaries) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, particularly during the period for which this quarterly report has been prepared. The Company notes, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and the Company cannot assure you that any system of internal controls will succeed in achieving its stated goals under all potential future conditions. As we reported in our Form 10-K/A for the year ended December 31, 2003, in connection with the audit of our financial statements for that year, PricewaterhouseCoopers LLP identified significant deficiencies, which represented a material weakness, caused by a reduction in force that was initiated in the second and fourth quarters of 2003 and related to the inadequacy of review and supervision of the preparation of accounting records and the untimely reconciliation of certain accounts. Although we reported this material weakness in our Form 10-K/A under "Changes in internal controls over financial reporting," the material weakness also affected the effectiveness, as of December 31, 2003, of our disclosure controls and procedures. See the discussion below as to improvements we have made since December 31, 2003 in our internal controls.

(b)

Changes in internal controls over financial reporting. As described in section (a) above, we reported a material weakness as of December 31, 2003. The Company has taken steps to attempt to improve its internal controls and its control environment. The Company has hired a new Corporate Controller, a new Director of Financial Planning and Analysis, a new Senior Cost Accountant, and a new Senior Accountant for the Company’s Germany subsidiary; appointed a new Plant Manager for the Company’s U.S. manufacturing operations; initiated re-training of personnel on the correct use of the Company’s new ERP system; initiated procedures to attempt to ensure all accounts are reconciled and reviewed on a timely basis; and, is in the process of documenting its procedures and reviewing its internal controls to ensure compliance under section 404 of the Sarbanes-Oxley Act. The Company believes the corrective steps described herein have enabled management to conclude that the internal controls over its financial reporting are effective. The Company will continue its efforts to identify, assess and correct any additional material weaknesses in its internal controls.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

We were named as a defendant, along with Bostik, Inc., in an action entitled "WASCO Products, Inc. v. Southwall Technologies Inc. and Bostik, Inc.," Civ. Action No. C 02-2926 CRB, which was filed in Federal District Court for the Northern District of California on June 18, 2002, as a purported class action on behalf of all entities and individuals in the United States who manufactured and/or sold and warranted the service life of insulated glass units manufactured between 1989 and 1999 that contained our "Heat Mirror" film and were sealed with a specific type of sealant manufactured by Bostik, the co-defendant in the litigation. The plaintiff alleged that the sealant provided by Bostik was defective, resulting in elevated warranty replacement claims and costs, and asserted claims for breach of an implied warranty of fitness, misrepresentation, fraudulent concealment, negligence, negligent interference with prospective economic advantage, breach of contract, unfair business practices and false and misleading business practices. The plaintiff sought recovery of $100 million for damages on behalf of the class allegedly resulting from elevated warranty replacement claims, restitution, injunctive relief, and non-specified compensation for lost profits. We filed a Motion to Dismiss and an Opposition to Class Certification, which was granted to us on May 29, 2003. The plaintiff filed its Third Amended Complaint on June 27, 2003. On December 23, 2003, our motion for summary judgment on all of Wasco’s remaining claims was granted in our favor. Wasco has filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. We intend to defend this case vigorously.

Other litigation filed against the Company was described under Item 3 in the Company's Form 10-K filed on April 14, 2004 (as amended by the Company's Form 10-K/A filed on May 7, 2004) and under Item 1 in the Company’s Form 10-Q filed on May 17, 2004. No other material developments have occurred with respect to the litigation described therein.

In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, its consolidated financial position, its results of operations, or its operating cash flows.

Item 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.

Item 3—Defaults upon Senior Securities
Not applicable.

Item 4—Submission of Matters to a Vote of Stockholders
None.

Item 5—Other Information
None.

Item 6—Exhibits and Reports on Form 8-K
(a)	Exhibits

Exhibit Number	Item
10.128.1	Amendment No. 1, dated June 9, 2004 to Guaranteed Loan Agreement by and between Southwall and Teijin, Limited.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2004
SOUTHWALL TECHNOLOGIES INC.
By: /s/ Thomas G. Hood

Thomas G. Hood
President and Chief Executive Officer

By: /s/ Maury Austin

Maury Austin
Vice President and Chief Financial Officer