Form 10-K/A
period 2003-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2004-09-08
CIK 813619

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

Registrant’s telephone number, including area code: (650) 962-9111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on August 19, 2004 (based upon the closing sales price of the Common Stock on the Over-the-Counter Bulletin Board Market on such date) was $6,183,620. For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of August 19, 2004, and Common Stock held by officers and directors of the registrant has been excluded in that such persons may be deemed to be “affiliates” as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding on August 19, 2004 was 12,549,992.

Explanatory Note

This Form 10-K/A (the “Form 10-K/A”) amends and restates Item 9A — Controls and Procedures of the Annual Report on Form 10-K for Southwall Technologies Inc. (the “Company”) for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission on April 4, 2004, and amended by a Form 10-K/A filed on May 7, 2004 and a Form 10-K/A filed on August 10, 2004 (collectively, the “Original Filing”). The Company is hereby amending and restating Item 9A — Controls and Procedures in the Original Filing to include language clarifying that the material weakness in the Company’s internal controls identified by PricewaterhouseCoopers LLP during the 2003 year-end audit affected the effectiveness, as of December 31, 2003, of the Company’s disclosure controls and procedures. The amended and restated Item 9A reads as follows:

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In connection with the audit of our financial statements for the year ending December 31, 2003, PricewaterhouseCoopers LLP identified significant deficiencies, which represented a material weakness, caused by a reduction in force that was initiated in the second and fourth quarters of 2003 and related to the inadequacy of review and supervision of the preparation of accounting records and the untimely reconciliation of certain accounts. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were ineffective as a result of this material weakness.

(b) Changes in Internal Controls. As described in section (a) above, in connection with its audit of our consolidated financial statements for the year ended December 31, 2003, PricewaterhouseCoopers LLP identified significant deficiencies, which represented a material weakness. Since we discovered the material weakness, we have taken steps to improve our internal controls and our control environment. We have hired a new Chief Financial Officer, a new Corporate Controller, a new Director of Financial Planning and Analysis, a new Senior Cost Accountant, and a new Accountant for our Germany subsidiary; appointed a new Plant Manager for our U.S. manufacturing operations; initiated re-training of personnel on the correct use of our new ERP system; initiated procedures to attempt to ensure all accounts are reconciled and reviewed on a timely basis; and are in the process of documenting our procedures and reviewing our internal controls to ensure compliance under section 404 of the Sarbanes-Oxley Act. We believe the corrective steps described herein have enabled management to conclude that the internal controls over our financial reporting are effective as of the date of filing of this Form 10-K/A. We will continue our efforts to identify, assess and correct any additional material weaknesses in our internal controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K/A:

(a)(3) Exhibits

10.130

Supply Agreement between Saint Gobain Sekurit France and the Company, effective January 1, 2004 (amending the form of the Supply Agreement filed with the Company’s Form 10-K filed on April 14, 2004; portions of this exhibit have been omitted based on a request for confidential treatment; the non-public information has been filed with the Commission).

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 7th day of September, 2004.

SOUTHWALL TECHNOLOGIES INC.

By:	/s/ Thomas G. Hood
Thomas G. Hood President