Form 10-Q/A
period 2004-03-28
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2004-09-08
CIK 813619

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

As of August 19, 2004, there were 12,549,992 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

This Form 10-Q/A amends and restates Item 4—Controls and Procedures of the Quarterly Report on Form 10-Q for Southwall Technologies Inc. (the “Company”) for the quarterly period ended March 28, 2004 as filed with the Securities and Exchange Commission on May 17, 2004 (the “Original Filing”). The Company is hereby amending and restating Item 4—Controls and Procedures in the Original Filing to include language explaining that the Company’s controls and procedures provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. The amended and restated Item 4 reads as follows:

Item 4—Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.   As of March 28, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that as of the date of such evaluation, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, particularly during the period for which this quarterly report has been prepared. The Company notes, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. As we reported in our Form 10-K/A for the year ended December 31, 2003, in connection with the audit of our financial statements for that year, PricewaterhouseCoopers LLP identified significant deficiencies, which represented a material weakness, caused by a reduction in force that was initiated in the second and fourth quarters of 2003 and related to the inadequacy of review and supervision of the preparation of accounting records and the untimely reconciliation of certain accounts. Although we reported this material weakness in our Form 10-K/A under “Changes in internal controls over financial reporting,” the material weakness also resulted in the ineffectiveness, as of December 31, 2003, of our disclosure controls and procedures. See the discussion below as to improvements we have made since December 31, 2003 in our internal controls.

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

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit Number	Item
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 7, 2004
Southwall Technologies Inc.
	By:	/s/ Thomas G. Hood
Thomas G. Hood
President and Chief Executive Officer
	By:	/s/ Maury Austin
Maury Austin
Vice President and Chief Financial Officer