Form 10-Q/A
period 2004-06-27
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2004-09-08
CIK 813619

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

EXPLANATORY NOTE

This Form 10-Q/A amends and restates Item 4—Controls and Procedures of the Quarterly Report on Form 10-Q for Southwall Technologies Inc. (the “Company”) for the quarterly period ended June 27, 2004 as filed with the Securities and Exchange Commission on August 11, 2004 (the “Original Filing”). The Company is hereby amending and restating Item 4—Controls and Procedures in the Original Filing to include language explaining that the Company’s controls and procedures provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. The amended and restated Item 4 reads as follows:

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