Form 10-Q
period 2004-09-23
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2004-11-08
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2004 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-15930
___________________

SOUTHWALL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2551470 (I.R.S. Employer Identification Number)

3975 East Bayshore Road, Palo Alto, California (Address of principal executive offices)	94303 (Zip Code)

Registrant's telephone number, including area code: (650) 962-9111

___________________

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

As of November 1, 2004, there were 12,549,992 shares of the Registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

PART I FINANCIAL INFORMATION

Item 1—Financial Statements:

 SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 26,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,660	$1,152
Restricted cash	616	739
Accounts receivable, net of allowance for bad debts of $544 at September 26, 2004 and $778 at December 31, 2003	5,742	7,096
Inventories, net	6,323	6,830
Other current assets	2,870	2,617
Total current assets	18,211	18,434

Property, plant and equipment, net	19,370	21,787
Restricted cash loans	1,038	1,066
Other assets	1,245	434
Total assets	$39,864	$41,721

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long term debt and capital leases	$1,238	$2,042
Line of credit	3,195	6,844
Accounts payable	2,684	6,315
Accrued compensation	877	1,392
Other accrued liabilities	6,805	6,051
Total current liabilities	14,799	22,644

Term debt and capital leases	11,083	13,658
Convertible promissory notes	3,344	--
Government grants advanced	483	614
Other long term liabilities	13,167	3,084
Total liabilities	42,876	40,000

Contingencies (See note 10))

Stockholders’ equity (deficit):
Preferred stock, $1.00 stated value, authorized 5,000 shares; none issued and outstanding	-	-
Common stock, $0.001 par value per share; 20,000 shares authorized, 12,550 and
12,548 shares outstanding at September 26, 2004 and December 31, 2003, respectively	13	13
Capital in excess of par value	69,795	70,861
Accumulated other comprehensive income:
Cumulative translation adjustment	2,945 3,240
Accumulated deficit	(75,765)	(72,393)
Total stockholders’ equity (deficit)	(3,012)	1,721

Total liabilities and stockholders’ equity	$39,864	$41,721

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

Net revenues	$15,932	$11,902	$41,547	$42,451
Cost of sales	10,152	10,238	27,554	34,826

Gross profit	5,780	1,664	13,993	7,625

Operating expenses:
Research and development	841	1,592	2,422	4,777
Selling, general and administrative	2,308	2,896	7,891	8,707
Impairment charge for long-lived assets	-	19,380	-	19,380
Impairment recoveries for long-lived assets	(85)	-	(1,513)	-

Total operating expenses	3,064	23,868	8,800	32,864
Income (loss) from operations	2,716	(22,204)	5,193	(25,329)

Interest expense, net	(444)	(325)	(1,754)	(834)
Cost of warrants issued	(491)	-	(6,782)	-
Other income (loss), net	53	(155)	371	208

Income (loss) before provision for (benefit from) income taxes	1,834	(22,684)	(2,972)	(25,865)

Provision for (benefit from) income taxes	(298)	97	400	288

Net income (loss)	$2,132	$(22,781)	$(3,372)	$(26,153)

Net income (loss) per share:

Basic	$0.17	$(1.82)	$(0.27)	$(2.09)
Diluted	$0.07	$(1.82)	$(0.27)	$(2.09)

Shares used in computation of net income (loss) per share,
Basic	12,550	12,542	12,550	12,534
Diluted	31,218	12,542	12,550	12,534

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 26,	September 28,
	2004	2003

Net loss	$(3,372)	$(26,153)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Impairment charge for long-lived assets	-	19,380
Depreciation and amortization	1,843	4,923
Charges related to warrants issued to investors and creditors	6,782	-
Amortization of debt issuance costs	274	-
Amortized debt discount	78	-
Gain from impairment recoveries from long-lived assets	(1,513)	-
Loss on disposal of capital equipment	-	133
Stock compensation charge	-	33
Interest on note receivable	-	(4)
Officer loan forgiveness	-	131
Change in assets and liabilities:
Deferred revenues	(32)	-
Accounts receivable, net	1,354	1,454
Inventories, net	507	2,127
Other current and non current assets	(1,339)	1,551
Accounts payable and accrued liabilities	(3,097)	(4,566)

Cash provided by (used in) operating activities	1,485	(991)

Cash flows from investing activities:
Decrease (increase) in restricted cash	107	(77)
Proceeds from sale of property, plant and equipment	1,614	-
Expenditures for property, plant and equipment	(75)	(2,413)

Net cash provided by (used in) investing activities	1,646	(2,490)

Cash flows from financing activities:
Proceeds from borrowings	-	88
Principal payment on borrowings	(2,458)	(2,322)
Borrowings (payments) on line of credit	(3,649)	3,119
Proceeds from sale of convertible promissory notes	4,500	-
Proceeds from investment allowances	-	1,495
Proceeds from stock options and employee stock purchase plan exercises	-	18

Net cash provided by (used in) financing activities	(1,607)	2,398

Effect of foreign exchange rate changes on cash	(16)	(325)

Net increase (decrease) in cash and cash equivalents	1,508	(1,408)
Cash and cash equivalents, beginning of year	1,152	1,998

Cash and cash equivalents, end of period	$2,660	$590

Supplemental cash flow disclosures:
Cash paid for interest	$835	$732
Cash paid for income taxes	$120	$184

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Interim Period Reporting:

The accompanying interim condensed consolidated financial statements of Southwall Technologies Inc. (“Southwall” or the “Company”) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Southwall and its subsidiaries for all periods presented. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004 (as amended by the Company's Form 10-K/A filed on May 7, 2004 and the Company’s Form 10-K/A filed on August 10, 2004). The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

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

On April 29, 2004, the Company amended its credit agreements with its senior lender, Pacific Business Funding, or PBF, to extend the facilities’ maturity date to May 5, 2005. The amended agreements provide for a maximum borrowing capacity of $9.0 million for the Company. The credit facilities consist of a $3.0 million revolving line of credit facility, which is guaranteed by Needham & Company, and a $6.0 million receivables factoring line of credit. The $3.0 million revolving line of credit facility bears an annual rate of 2% above PBF’s base rate (which was 4.75% at September 26, 2004), and is calculated based on the borrowings outstanding under the line. The $6.0 million facility bears an annual rate of 7% above PBF’s base rate and the annual interest is calculated based on the average daily accounts receivable against which the Company has borrowed. Availability under the $6.0 million line is limited to 75% of the value of accounts receivables acceptable to PBF. PBF continues to reserve the right to reduce the percentage of eligible accounts receivable against which the Company may borrow under this facility or to terminate the facility at any time. The amendments also deleted the requirements that the Company maintain a listing on the NASDAQ National Market and maintain minimum net tangible net worth of $33.0 million, a current ratio of assets to liabilities of at least 0.70, and revenues equal to or greater than 80% of revenues projected.

Cumulative operating losses, negative working capital, negative cash flows, and the Company’s limited current cash balance raise substantial doubt about the Company’s ability to continue as a going concern. The Company incurred a net loss and negative cash flows from operations in 2003 and the first quarter of 2004. As of December 31, 2003 and September 26, 2004, the Company’s cash and cash equivalents and restricted cash were $1.9 million and $3.3 million, respectively. If the Company is unable to maintain its existing financing sources, or procure new sources of financing, the Company may be unable to meet all of the cash commitments required to fund our operations or to continue as a going concern.

The Company uses a 52-week fiscal year ending on December 31. The quarters ended September 26, 2004 and September 28, 2003 each included 13 weeks.

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

Inventories, net

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of sales. At September 26, 2004 and December 31, 2003, inventories consisted of the following (in thousands):

	September 26,	December 31,
	2004	2003
Raw materials	$3,734	$2,677
Work-in-process	1,415	3,148
Finished goods	1,174	1,005
	$6,323	$6,830

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

Other long-term liabilities

Other long-term liabilities consisted of the following at September 26, 2004 and December 31, 2003 (in thousands):

	September 26,	December 31,
	2004	2003
Warrants (Note 9)	$8,056	$-
Liabilities associated with Settlement Agreement (Note 5)	2,354	1,591
Deferred tax liability	1,064	1,177
Embedded derivative (Note 9)	1,036	-
Long-term restructuring costs (Note 12)	469	293
Other	188	22
	$13,167	$3,084

Note 3—Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive common shares potentially outstanding during the period using the treasury stock market. The computation of diluted earnings (loss) per share uses the average of the closing prices of the common stock during the period. For the three months ended September 26, 2004, there were 12,549,992 shares outstanding which were used for computing basic earnings per share and 31,217,556 shares used for computing diluted earnings per share. The total amount of the difference in the basic and diluted weighted average shares of common stock and common stock equivalents represents the dilutive effect of 14,242,000 warrant shares outstanding and 4,500,000 shares of convertible debt. Options outstanding were not included in the calculation as the exercise prices of the options were higher than the average price for the period and were considered anti-dilutive. For purposes of the fully diluted earnings per share calculation, net income after tax was adjusted by the interest expense associated with the convertible promissory notes of $154,000, as the shares issuable on conversion of the promissory notes were included in the denominator.

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options and warrants would be anti-dilutive. Accordingly, for the three-month period ended September 28, 2003 and the nine month periods ended September 26, 2004 and September 28, 2003, there was no difference between the denominators used for the calculation of basic and diluted net (loss) per share, and the number of shares used in the calculation were 12,542,000, 12,550,000 and 12,534,000, respectively.

Note 4—Lines of Credit:

On May 16, 2003, the Company entered into credit agreements for a $10.0 million receivables financing line of credit (which were amended on June 16, 2003, December 18, 2003 and April 29, 2004) with a financial institution, PBF, that were due to expire on May 5, 2004, subject to automatic one-year renewals unless terminated at any time by either party. Borrowings under the line of credit bear an annual interest rate of 7% above the financial institution’s base rate (which was 4.75% at September 26, 2004), and was calculated based on the average daily accounts receivable against which the Company has borrowed. Half of the $10.0 million line of credit was represented by a $5.0 million credit line, guaranteed by the United States Export-Import Bank (“EXIM”). Availability under the EXIM line was limited to 80% of eligible foreign receivables acceptable to the lender. The remaining $5.0 million portion of the $10.0 million credit line was supported by domestic receivables. Availability under the domestic line of credit was limited to 70% of eligible domestic receivable acceptable to the lender. PBF reserved the right to lower the 70% and 80% of eligible receivable standards for borrowings under the credit agreements. In connection with the line of credit, the Company granted to the bank a lien upon and security interest in, and right of set with respect to all of the Company’s right, title and interest in all personal property and other assets, other than certain of the Company’s German property or assets. The borrowing arrangements required the Company to comply with financial covenants to maintain minimum tangible net worth of $33.0 million, a current ratio of assets to liabilities of at least 0.70, and revenues equal to or greater than 80% of revenues projected. As part of the agreements, the Company incurred and paid a one-time commitment fee of $0.1 million in the second quarter of 2003, which will be amortized over the term of the agreements.

As a result of the impairment charge recorded at the end of the third quarter of 2003 and a deterioration in our working capital position during the fourth quarter of 2003, the Company was in violation of the minimum tangible net worth covenant and current ratio covenant set forth in each of the credit agreements, and, therefore, in default thereunder. On December 18, 2003, the Company entered into a Forbearance Agreement with PBF to forbear from exercising the rights and remedies available to it owing to the default condition. Concurrent with the Forbearance Agreement, the credit agreement was amended to reduce the facility to $7.0 million, subject to the same restrictions in borrowing capacity. The amendment to the credit facility was made following an agreement reached with Needham to guarantee an additional $3.0 million facility with PBF. The guarantee was provided in two separate allotments of $2.25 million on December 18, 2003 and $0.75 million on January 15, 2004. In exchange for the guarantees, the Company issued two separate allotments of warrants for 941,115 shares of common stock each to Needham. (See Note 9 - Warrants and Other Financial Instruments). In connection with the forbearance and amended credit facility, the Company also issued warrants exercisable for 360,000 shares of common stock to PBF.

On April 29, 2004, the Company amended its credit agreements with its senior lender, PBF, to extend the facilities’ maturity date to May 5, 2005. The amended agreements provide for a maximum borrowing capacity of $9.0 million for the Company. The credit facilities consist of a $3.0 million revolving line of credit facility, which is guaranteed by Needham & Company, and a $6.0 million receivables factoring line of credit. The $3.0 million revolving line of credit facility bears an annual rate of 2% above PBF’s base rate (which was 4.75% at September 26, 2004), and is calculated based on the borrowings outstanding under the line. The $6.0 million facility bears an annual rate of 7% above PBF’s base rate and the annual interest is calculated based on the average daily accounts receivable against which the Company has borrowed. Availability under the $6.0 million line is limited to 75% of the value of accounts receivables acceptable to PBF. PBF continues to reserve the right to reduce the percentage of eligible accounts receivable against which the Company may borrow under this facility or to terminate the facility at any time. The amendments also deleted the requirements that the Company maintain a listing on the NASDAQ National Market and maintain minimum net tangible net worth of $33.0 million, a current ratio of assets to liabilities of at least 0.70, and revenues equal to or greater than 80% of revenues projected.

As of September 26, 2004, the Company had approximately $3.2 million of borrowings outstanding and $3.1 million available to borrow under the credit agreements.

Note 5—Term Debt and Capital Leases:

The Company's term debt and capital leases consisted of the following at September 26, 2004 (dollars in thousands):

				Remaining
			Balance at	Principal
			September 26,	Due in
Description	Rate		2004	2004
Term debt:
Teijin loan dated January 19, 2004	0.00%		$419	$-
German bank loan dated May 12, 1999	6.13	%(1)	2,203	105
German bank loan dated May 28, 1999	7.10	%(2)	3,077	-
German bank loan dated May 28, 1999	3.75%		703	-
German bank loan dated July 25, 2000	7.15	%(3)	1,741	73
German bank loan dated
August 14, 1999 (due June 30, 2009)	5.75%		2,077	-
German bank loan dated December 18, 2000	7.50%		26	26
German bank loan dated December 19, 2000	8.0%		21	21
Settlement agreement dated February 20, 2004		(4)	2,000	-
Total term debt			12,267	225

Capital leases
Other equity financings
Total capital leases	54	54
Total term debt and capital leases	12,321	$279
Less: current portion	1,238
Term debt, non-current	$11,083

(1)	Interest rate will remain fixed until December 31, 2004 and will be reset to the then prevailing market rate.
(2)	Interest rate will be reset to the then prevailing market rate in 2009.
(3)	Interest rate will be reset to the then prevailing market rate in 2005.
(4)	Stepped interest rate starting at 3% for 2004, which will increase by one percentage point per year until 2010.

Teijin loan
The Teijin loan represents the unpaid principal and accrued interest owed by the Company on a loan with a Japanese bank, dated May 6, 1997, which had been guaranteed by Teijin Limited (Teijin), a Japanese company. Teijin is a stockholder of and supplier of substrate materials to the Company. The Teijin guarantee was collateralized by certain equipment located in Southwall's Tempe manufacturing facility and inventory, to the extent necessary, to provide 120% net book value coverage of the outstanding loan balance. The Company was also subject to certain financial covenants under the guarantee. The Company paid Teijin semi-annually a loan guarantee service fee equal to 0.5625% of the outstanding balance. The loan required semi-annual payments of interest only during the first four years, followed by semi-annual principal installments plus interest, beginning in May 2001, for the remaining three and one half year term. The Company had made each of its scheduled principal and interest payments to the Japanese bank through May 2003, representing principal payments of $8.8 million. However, the Company did not make the scheduled payment of $1.25 million due on November 5, 2003, thereby defaulting on the debt. Teijin honored its guarantee by satisfying the obligation. Under the terms of Teijin’s guarantee, the Company was obligated to immediately repay the amounts paid by Teijin. As part of the restructuring plan implemented by the Company in the fourth quarter of 2003, the Company entered into a guaranteed Loan Agreement with Teijin on January 19, 2004 to satisfy Teijin’s claim. The agreement includes a payment schedule that spreads the aggregate payments of $1.25 million over a period of four years through 2008. The obligations owed to Teijin will not accrue interest if paid according to the payment schedule. The Company’s obligations to Teijin are guaranteed by its subsidiary, Southwall Europe GmbH.

In June 2004, the January 19, 2004 agreement with Teijin was amended as the Company sold one of its machines to a third party. The amendment provided that the Company would pay to Teijin the proceeds from the sale of the equipment. In June 2004, the Company paid $560,000 and in September 2004, the company paid $290,000 to Teijin from the proceeds of the disposal of a fixed asset. The remaining balance due to Teijin under the agreement ($419,000 at September 26, 2004) will be paid in accordance with the agreement, as amended.

The Company performed an assessment under SFAS No.15, Accounting by Debtors and Creditors for Troubled Debt Restructurings and EITF 02-04, Debtors Accounting for a Modification or an Exchange of Debt Instruments in accordance with SFAS 15 to assess whether the debt restructuring constituted a troubled debt restructuring. The Company concluded that the debt restructuring was in fact a troubled debt restructuring as the Company was in financial difficulty and Teijin had granted a concession to the Company, under the definitions of such conditions in the EITF 02-04 guidance. The concession resulted from the non-interest bearing nature of the debt. As the carrying value of the original debt approximates the new debt and bears no interest, SFAS 15 requires no accounting as of the date of the restructuring. The carrying value of the debt will be reduced as payments are made.

Settlement agreement
During 1999, Southwall entered into a master equipment sale-leaseback agreement with a leasing company, Matrix Funding Corporation ("lessor"). The Company was in dispute with the lessor over the interpretation of certain terms of the lease agreement and withheld lease payments due from March 2001 until February 2004. The lessor notified the Company that it considered the Company to be in default and in January 2002 drew down on a letter of credit in the amount of $0.5 million that collateralized the Company's obligations. In May 2002, a suit was filed against the Company by an agent of the successor to the lease demanding payment of unpaid lease payments and alleged residual values. (See Note 10- Contingencies.) In February 2004, the Company entered into a settlement agreement with the agents pursuant to which the Company agreed to pay an aggregate of $2.0 million bearing interest at a stepped rate. The settlement requires the Company to make an interest payment in 2004, and beginning in 2005, to make quarterly principal and interest payments until 2010. At September 26, 2004, the carrying value of the liability was $4.4 million ($2.0 million of principal, plus $2.4 million of accrued interest and tax). The agreement included a confession of judgment, whereby the Company acknowledges that it would owe damages of $5.9 million in the event of payment defaults under the settlement agreement.

The Company performed an assessment under SFAS 15 and EITF 02-04 to assess whether this debt restructuring constituted a troubled debt restructuring. The Company concluded that the debt restructuring was in fact a troubled debt restructuring as the Company was in financial difficulty and the lessors had granted a concession to the Company, under the definitions of such conditions as set forth in EITF 02-04. The reduction in the amount of the debt indicated that a concession had been granted. SFAS 15, requires an assessment of the total future cash payments specified by the new terms of the debt, including, principal, interest and contingent payments. If the payments are less than the carrying amount of the payable, the Company should reduce the carrying amount to an amount equal to the total future cash payments specified by the new terms and should recognize a gain on restructuring of payables equal to the amount of the reduction. In its assessment, management factored in the $5.9 million confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring. The carrying value of the debt remains on the balance sheet and the liability will be reduced as payments are made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment. Based on a SFAS 5 determination, the Company considers default probable, the liability would be increased to the $5.9 million confession of judgment value. The excess of the carrying value over the $2.0 million is recorded in other long-term liabilities on the balance sheet.

Loans from German banks
On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to €3.1 million ($3.7 million). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in euros after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum until December 31, 2004, after which it will be revised to the prevailing rate. Of the borrowings outstanding of $2.2 million under this bank loan at September 26, 2004, $1.8 million was classified as noncurrent in the accompanying balance sheet.

On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds were made available in three tranches, and were used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at September 26, 2004; the Company is current with respect to all principal and interest payments due under the loan agreement. Under the first tranche, the Company borrowed €2.5 million ($3.1 million) for a term of twenty years beginning on May 28, 1999. The principal is repayable in euros beginning after ten years in ten equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years, after which time the rate will be adjusted to a current prevailing rate. Of the borrowings outstanding under this tranche of $3.1 million at September 26, 2004, $3.0 million was classified as noncurrent in the accompanying balance sheet. Under the second tranche, the Company borrowed €1.7 million ($2.1 million) for a term of seven years beginning May 28, 1999 and the principal is repayable beginning after one year in twelve equal, semi-annual payments. The loan bears fixed interest at 3.75% per annum. At September 26, 2004, the amount due under this second tranche was $0.7 million, and $0.4 million was classified as a noncurrent liability. Under the third tranche, the Company borrowed €2.1 million ($2.5 million) for a term of ten years beginning on July 25, 2000, and the principal is repayable beginning after one year, in thirty-six equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the first five years, after which time the rate will be adjusted to a current prevailing market rate. At September 26, 2004, the amount due was $1.7 million; of this amount, $1.5 million was classified as noncurrent.

On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to €1.7 million ($2.1 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in euros. Fifty percent of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current restricted cash loan. The amount due under this bank loan at September 26, 2004 was $2.1 million, which was classified as noncurrent.

On December 18, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to €0.2 million ($0.2 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in nine quarterly payments beginning March 2002 and bears interest at a rate of 7.5% per annum. The interest is payable quarterly in euros. At September 26, 2004, the amount outstanding under this bank loan was $ 26,000 and was classified as current.

On December 19, 2000, the Company entered into a loan agreement with a German bank that provides for borrowings up to €0.3 million ($0.4 million). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is repayable in 12 quarterly payments beginning March 2002 and bears interest at a rate of 8.0% per annum. At September 26, 2004, the amount outstanding under this bank loan was $ 21,000 and was classified as current.

The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary. The dollar equivalent value for the preceding German bank loans has been calculated using the euro exchange rate as of September 26, 2004.

Other term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

Scheduled repayments
Scheduled principal payments of term debt as of September 26, 2004 for the balance of 2004, and for each of the next four years and thereafter, are as follows (in thousands):

Amount
Balance of 2004	$354
2005	1,161
2006	1,361
2007	1,217
2008	1,221
Thereafter	7,007

Total	$12,321

The Company incurred total interest expense of $0.4 million and $0.3 million in the third quarters of 2004 and 2003, respectively and $1.8 million and $0.8 million in the first nine months of 2004 and 2003, respectively.

Note 6 - Convertible Promissory Notes:

The Company’s convertible promissory notes as of September 26, 2004 consist of the following (in thousands):

Description
Notes Held by Needham Capital Partners and affiliates	$3,000
Notes Held by Dolphin Direct Equity Partners	1,500
Total face value of convertible promissory notes	4,500
Less:
Unamortized debt discount	(1,156)
Total convertible promissory notes	$3,344

On February 20, 2004, the Company entered into an agreement with Needham & Company, Inc., and certain of its affiliates, and Dolphin Direct Equity Partners, LP (the “Holders”) and issued $3.0 million and $1.5 million of convertible notes to them, respectively. The notes are convertible, at the Holders’ option, into the Company’s Series A preferred stock at a conversion price of $1.00 per share (subject to adjustment). The notes accrue interest at an annual rate of 10%, compounded daily, which interest is payable each December 31st. The notes are collateralized by a pledge of a portion of the stock of Southwall Europe GmbH. The notes are due and payable on February 20, 2009. In connection with the issuance of the convertible notes, the Company issued warrants for 1,694,007 shares of common stock. In addition, the Company bifurcated the conversion feature of the notes and recorded an embedded derivative. (See Note 9 - Warrants and Other Financial Instruments.)

Note 7—Government Grant and Investment Allowances:

The Company has an agreement to receive cash grant awards (the “Grant"), which was approved by the Saxony government in May 1999. As of September 26, 2004, the Company had received an aggregate of approximately €5.0 million ($5.0 million) under this Grant since May 1999 and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden manufacturing facility. Additionally, as of September 26, 2004, the Company has a balance remaining from the government grants received in May 1999 of €0.4 million ($0.5 million) which has been recorded as an advance and held as restricted cash until the Company receives approval from the Saxony government to apply the funds to reduce its capital expenditures.

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

In addition to the Grant, the Company is eligible for cash investment allowances from the Saxony government calculated based on the total projected capital investment by the Company in its Dresden facility of €47.0 million ($56.8 million). The investment allowances are also subject to European Union regulatory approval. During 2000, 2001, 2002 and 2003, the Company received €1.1 million ($1.0 million), €2.3 million ($2.1 million), €1.1 million ($1.0 million), and €1.3 million ($1.6 million), respectively, in investment allowances from the Saxony government, and those proceeds were applied to reduce the capitalized construction cost of the Dresden facility. We received an investment allowance of €0.4 million ($0.5 million) from the Saxony government in September 2004, which represents all such allowances received by the Company in 2004. The investment allowances are subject to the following requirements:

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

Note 8—Segment Reporting:

Southwall reports segment information using the management approach to determine segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company is organized on the basis of products and services. The total net revenues for the automotive glass, electronic display, window film and architectural product lines for the three and nine months ended September 26, 2004 and September 28, 2003 were as follows (in thousands):

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Automotive glass	$4,586	$4,850	$14,614	$16,615
Electronic display	6,498	3,335	15,713	16,029
Window film	2,856	2,536	6,505	5,861
Architectural	1,992	1,181	4,715	3,946
Total net revenues	$15,932	$11,902	$41,547	$42,451

The following is a summary of net revenues by geographic area (based on the location of the Company’s customers) for the third quarter and the first nine months of 2004 and 2003, respectively (in thousands):

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
United States	$3,602	$1,699	$8,049	$4,469
Japan	5,997	2,732	14,256	14,338
France	2,290	1,761	7,009	7,035
Pacific Rim	1,896	2,408	5,086	5,634
Germany	1,469	2,083	4,365	6,288
Rest of the world	678	1,219	2,782	4,687
Total net revenues	$15,932	$11,902	$41,547	$42,451

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

The quoted market price of the Company’s common stock was not regarded as an appropriate basis for warrant values, on account of the dilution of the stock and the thin trading of the stock. The fair value of the common stock was based on a Company valuation performed by management and a third party using accepted valuation methodologies.

Balance sheet classification of warrants:

EITF 00-19 identifies conditions necessary for equity classification of warrants. One condition is that a sufficient number of authorized and unissued shares exist at the classification assessment date to control settlement by delivering shares.  In that evaluation, a company must compare (a) the number of currently authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of the contract.  If the amount in (b) exceeds the amount in (a), share settlement is not within the control of the company and asset or liability classification is required.
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

The Company was required to re-measure all outstanding warrants as of January 19, 2004 and to transfer the fair value of the warrants to liabilities with the difference between the equity carrying value and the re-measured fair value of the liability recorded as non-operating expense. The charge recorded on January 19, 2004 totaled $151,000.

The warrants will continue to be classified as liabilities until shareholder approval for the increase in authorized shares occurs, at which point they will be re-measured and reclassified to equity, assuming all other conditions for equity classification are satisfied. The warrants were re-measured as of the end of the first quarter of 2004, resulting in a charge of $23,000, which was recorded as non-operating expense. The warrants were again re-measured as of the end of the second quarter of 2004, resulting in a charge of $1,282,000, and as of the end of the third quarter of 2004, resulting in a charge $427,000, which was recorded as non-operating expense.

Warrants issued in connection with the Letter of Intent:

In connection with the November 11, 2003 Letter of Intent signed between Needham and the Company outlining the proposed debt guarantee and equity financing the Company issued warrants for 1,254,000 shares of common stock, representing 10% of the outstanding common stock of the Company, with an exercise price of $0.01 per share. The warrants were to expire on November 11, 2008 or the execution of definitive investment agreements, whichever was earlier. The warrants expired on December 18, 2003, the date of the signing of the definitive investment agreements.

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

On January 19, 2004, the Company issued 75,000 warrants to PBF in consideration of PBF’s consent to the execution by Southwall Europe GmbH (“Southwall Europe”) of a written Guaranty Agreement in favor of Teijin Limited (“Teijin”). The Guaranty by Southwall Europe was to guarantee the Company’s obligations to pay Teijin $1.3 million in full settlement of the Company’s debts and obligations to Teijin stemmed from the Company’s default on a Japanese bank loan for which Teijin was the guarantor. The Company determined the fair value of the warrants was $34,000 and has recorded the cost as a non-operating expense in the first quarter of 2004.

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

As discussed above, the terms of the original investment agreement was such that the Investors were entitled to receive the 753,000 warrants associated with the second tranche of equity regardless of whether the second equity closing occurred. As the Company had an enforceable obligation to issue the warrants and because the terms of the warrants were known as of the date of the investor agreement, the warrants were considered issued for accounting purposes as of December 18, 2003. As discussed above, the Company valued the 753,000 warrants at $309,000 and recorded the amount as non-operating expense in the fourth quarter of 2003. As a result, the number of warrants issued for accounting purposes on February 20, 2004 in connection with the issuance of convertible debt was 941,000 (that is, 1,694,000 shares underlying the warrants actually issued less the 753,000 shares underlying the warrants deemed previously issued on December 18, 2003).

The fair value of the 941,000 warrants was determined by management to be $414,000 and is recorded as discount on the convertible notes in the final quarter of 2004 and is being expensed as interest expense over the life of the debt instrument using the effective interest rate method.

Embedded Derivatives:

The features of the convertible notes include the right to convert the notes into Series A preferred stock (“Conversion Right”). This right was evaluated by the Company to determine if it gave rise to an embedded derivative instrument that would need to be accounted for separately in accordance with SFAS 133 and EITF 00-19.

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

The embedded derivative was classified as a liability and was re-measured at the end of the first quarter, second quarter and third quarter of 2004. The warrants will be re-measured at subsequent period ends until shareholder approval for the increase in authorized shares occurs, at which point the Company will cease accounting for the Conversion Right at fair value separate from the debt. The re-measurement at the end of the third quarter of 2004 resulted in a loss of $63,000 for the three-month period ended September 26,2004 and a net loss of $216,000 for the nine-month period ended September 26, 2004.

The following table summarizes the carrying value of the warrants issued and outstanding as of September 26, 2004 (in thousands):

	Number of
	Shares Issued	Value of
	Under	Warrants
Description	Warrant	Issued
Warrants issued in connection with investment agreement	11,058	$4,754
Warrants issued for Needham loan guarantees	1,882	720
Warrants associated with discount on convertible debt	941	414
Warrants issued to PBF	360	152
Warrants issued in association with letter of intent	-	100
Discount associated with embedded derivative	-	820
Re-measurement of financial instruments in the
nine months period ended September 26,2004	-	1,096

Total	14,241	$8,056

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

Note 11—Stock-Based Compensation:

SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123” amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require more prominent disclosures in both annual and interim financial standards regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Net income (loss)
As reported	$2,132	$(22,781)	$(3,372)	$(26,153)
Add: Stock-based employee compensation
in reported net income (loss), net of
related tax effects	-	-	-	33
Deduct: Total stock-based employee
compensation determined under fair
value based method for all awards, net of
related tax effects	(57)	(172)	(259)	(670)

Pro forma	$2,075	$(22,953)	$(3,631)	$(26,790)

As reported - basic	$0.17	$(1.82)	$(0.27)	$(2.09)
Pro forma - basic	$0.16	$(1.83)	$(0.30)	$(2.14)
As reported - diluted	$0.07	$(1.82)	$(0.27)	$(2.09)
Pro forma - diluted	$0.07	$(1.83)	$(0.29)	$(2.14)

The fair value of each option grant under the Company’s stock option plans is estimated on the date of grant using the Black-Scholes option pricing model, multiple option approach, with the following weighted average assumptions used for grants in the third quarters of 2004 and 2003, respectively: expected volatility of 99%, and 96%; risk-free interest rate of 2.8% and 2.5%; and expected lives from vesting date of 2.75 and 2.89 years. Southwall did not pay dividends during these periods and assumed no dividend yield. The weighted average fair value of stock options granted in the third quarters of 2004 and 2003 was $0.29 and $0.66 per share, respectively. The Company granted 95,000 options and 222,000 options during the third quarters of 2004 and 2003, respectively.

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

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activities as well as activity during the periods ended September 28, 2003 and September 26, 2004 (in thousands):

	Excess
	Facilities	Total

Balance at June 27, 2004	$856	$856
Provisions	431	431
Adjustment to reserve	(502)	(502)
Cash payments	(40)	(40)
Balance at September 26, 2004	$745	$745

	Excess
	Facilities	Total

Balance at January 1, 2004	$1,569	$1,569
Provisions	431	431
Adjustment to reserve	(646)	(646)
Cash payments	(609)	(609)
Balance at September 26, 2004	$745	$745

Note 13 - Guarantees:
The Company establishes a reserve for warranties and sales returns for specifically identified, as well as anticipated warranty claims, based on warranty experience. The reserve for warranty and sales returns at September 26, 2004 and September 28, 2003 were as follows (in thousands):

	Balance at			Balance at
	December 31,			September 26,
	2003	Provision	Utilized	2004
Accrued warranty	$1,850	$1,812	$(1,020)	$2,642

	Balance at			Balance at
	December 31,			September 28,
	2002	Provision	Utilized	2003
Accrued warranty	$2,069	$1,711	$(1,786)	$1,994

Note 14 - Subsequent Event:

On October 5, 2004, the stockholders of the Company approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 and the total number of authorized shares of capital stock from 25,000,000 to 55,000,000. As a result, the Company now has available a sufficient number of shares to cover all possible future conversions and exercises of all outstanding notes and warrants. The Company expects to reclassify $8.1 million of accrued warrant liability and $1.0 million of re-measurement of embedded derivatives from other long term liabilities to additional paid in capital in the fourth quarter of 2004 (See Note 9 - Warrants and Other Financial Instruments). In addition, the Company is no longer required to re-measure the warrants liability and embedded derivatives in the fourth quarter of 2004 or subsequent periods.

In addition, the Company had provided its landlord with a letter of credit to secure certain of the Company’s obligations. The Company had provided the bank that issued the letter of credit with $1 million of cash collateral. As a result of the increase in the Company’s authorized common stock, the Company is now entitled to replace the letter of credit with a warrant to purchase approximately 1.4 million shares of its common stock. The Company expects to replace the letter of credit during the fourth quarter of 2004, at which time, it will be entitled to the return of the $1 million of cash collateral.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors" and in our Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2003. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

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

We have experienced a significant reduction in our annual revenues since 2000, and we anticipate a slight increase in revenues in 2004 from the 2003 level. Demand for our customers' products has changed rapidly from time to time in the past and may do so in the future. For example, as a result of changing demand in the personal computer industry from 1999 through 2003, our electronic display revenues rose from $16.0 million in 1999 to $47.7 million in 2000 then declined to $29.6 million, $26.6 million and $19.0 million in 2001, 2002, and 2003, respectively. Similarly, our revenues from our automotive segment rose from $20.2 million in 2000, to $37.4 million in 2001, and declined to $25.7 million and $23.2 million in 2002 and 2003, respectively, because of competition from alternative technology solutions. Demand for our products can also be affected when the markets for the products in which our films are used evolve to new technologies, such as the evolution from cathode ray tubes, or CRTs, to flat panel displays.

Cumulative operating losses, negative working capital, negative cash flows, and defaults with respect to our debt obligations, and our current cash balance raise substantial doubt about our ability to continue as a going concern. We incurred a net loss and negative cash flows from operations in 2003 and the first quarter of 2004. We generated an operating profit in the second and third quarters of 2004 and positive cash flow in the third quarter of 2004. Based on our current financial outlook we believe it is likely we will remain profitable and maintain positive cash flow in the fourth quarter of 2004. As of December 31, 2003 and September 26, 2004, our cash and cash equivalents were $1.2 million and $2.7 million, respectively, and our restricted cash was $0.7 million and $0.6 million, respectively. If we are unable to maintain our existing financing sources, generate positive cash flow from operations, or procure new sources of financing we may be unable to satisfactorily meet all of the cash commitments required to fund our operations or to continue as a going concern.

Recent Developments:
On October 5, 2004, the stockholders of the Company approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 and the total number of authorized shares of capital stock from 25,000,000 to 55,000,000. As a result, the Company now has available a sufficient number of shares to cover all possible future conversions and exercises of all outstanding notes and warrants. The Company expects to reclassify $8.1 million of accrued warrant liability and $1.0 million of re-measurement of embedded derivatives from other long term liabilities to additional paid in capital in the fourth quarter of 2004 (See Note 9 - Warrants and Other Financial Instruments). In addition, the Company is no longer required to re-measure the warrants liability and embedded derivatives in the fourth quarter of 2004 or subsequent periods.

In addition, the Company had provided its landlord with a letter of credit to secure certain of the Company’s obligations. The Company had provided the bank that issued the letter of credit with $1 million of cash collateral. As a result of the increase in the Company’s authorized common stock, the Company is now entitled to replace the letter of credit with a warrant to purchase approximately 1.4 million shares of its common stock. The Company expects to replace the letter of credit during the fourth quarter of 2004, at which time, it will be entitled to the return of the $1 million of cash collateral.

Recent Financing and Related Transactions

Overview. On December 18, 2003, in order to raise cash to continue operations, we entered into an investment agreement with Needham & Company, Inc., Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P., and Dolphin Direct Equity Partners, LP, collectively, the Investors. On February 20, 2004, we amended and restated that agreement. Under the terms of the amended and restated agreement, we agreed to issue and sell $4.5 million of secured convertible promissory notes that are convertible into our Series A 10% cumulative convertible preferred stock, par value $.001 per share, or the Series A shares, at a conversion price of $1.00 per share, together with warrants initially exercisable for 13,881,500 shares of our common stock. If, as of the September 26, 2004, the Investors were to exercise all warrants and convert all Series A shares issuable to them pursuant to the terms of the investment agreement, if our senior lender, Pacific Business Funding, or PBF, were to exercise all warrants issued to them, and if our option holders were to exercise all options outstanding, we would have 35,624,000 shares of common stock outstanding at September 26, 2004. We currently have 20,000,000 shares of common stock authorized under our certificate of incorporation. At our shareholders meeting held on October 5, 2004, our shareholders approved an amendment to our certificate of incorporation increasing the number of authorized shares of common stock from 20,000,000 to 50,000,000. We now have enough shares to meet our obligations to issue shares of capital stock under the investment agreement. The form of the amended and restated Certificate of Designation describing the preferences and rights of the Series A shares and the Amended and Restated Investment Agreement and related documents were filled with the SEC on Form 8-K/A on March 3, 2004.

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

We performed an evaluation of the recoverability of long-lived assets related to our U.S. business in accordance with the Statement of Financial Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” or SFAS 144. We made our evaluation of the impairment of our long-lived assets based in the following three categories as required by applicable accounting guidelines:

1.	Long-lived assets to be held and used—those assets that we intended to retain and continue to use.
2.	Long-lived asserts to be abandoned—those assets that we did not intend to use in the future.
3.	Long-lived assets to be disposed of by sale—those assets that we did not intend to use in the future but intended to put up for sale and for which we expect some value to be recovered.

Below is a summary of our impairment charges by category (in thousands):

	September 28,		December 31,
	2003		2003
Held for Use	$15,000	(1)	$3,000
Abandoned	4,380	(2)	3,600	(3)
Disposed by Sale	-		2,000	(4)
Total Impairment	$19,380		$8,600

1)	Includes $10.4 million for our production machines 1,2, 4, located in Palo Alto, and our production machines 5 and 6, located in Tempe.
2)	Represents amounts for our production machine 7, located in Tempe.
3)	Includes $3.6 million for the balance of our production machines 6 and 7.
4)	Includes $1.7 million for the balance of our production machine 5.

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

To determine the amount of the impairment charge in accordance with the SFAS 144, we estimated the discounted future cash flows associated with the equipment in each of the three categories. To generate the appropriate cash flow estimates, we determined the appropriate variables were relevant to our business conditions, including an estimate of future revenues and costs and certain other assumptions specific to our situation, including assumptions with respect to:

1.	Our weighted average cost of capital, calculated with reference to—

a.	The desired return on equity, which was based on information received from our investment banker.
b.	The desired return on debt, which was based on the average interest rate for our term debt.
c.	Total debt amount, which consisted of the outstanding balance on our line of credit and term debt at September 28, 2003 and December 31, 2003.
d.	Equity, which consisted of common stock, additional paid in capital and net deficit at September 28, 2003 and December 31, 2003.
e.	Projected revenue, which was only for display products, which will be the only products we continue to produce in the U.S.

2.	Our cost of goods sold, which was derived by historical and projected manufacturing costs.
3.	Our operating expenses, which were determined using our 2004 budget.
4.	Our cash flows, which included days sale outstanding assumptions based on historical results and days payments outstanding based on our historical payment schedule.
5.	The net present value, which was calculated based on the net present value of the projected cash outflows subtracted from cash inflows from the first quarter of 2004 through the first quarter of 2005. Our U.S. based liabilities, which were measured at September 28, 2003 and December 31, 2003 and represents total liabilities, less current and long-term portion of term debt.
6.	During the third quarter 2003 analysis we had assumed that we return to profitability by the second half of 2004.
7.	During the fourth quarter analysis we had assumed that we return to profitability by the second half of 2005.

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

The primary elements of management’s restructuring plan included:

•	Shutting down a majority of our domestic manufacturing and transferring that production to our Dresden, Germany facility;

•	Undertaking a series of staggered layoffs;

•	Arranging new payment terms with all major creditors and vendors to extend or reduce our payment obligations;

•	Accelerating our cash collections;

•	Reducing our operating expenses and inventory levels;

•	Minimizing our capital expenditures; and

•	Seeking new sources of financing.

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

On February 20, 2004, the parties amended and restated the investment agreement to provide that we would issue and sell to the Investors an aggregate of $4.5 million of our convertible notes in one tranche instead of Series A shares in two separate tranches. A further description of the convertible notes is set forth below. Under the investment agreement, and as further described in the “Anti-Dilution Protection” section below, we were also required to issue additional common stock warrants to the Investors as anti-dilution protection for the issuance of debt and equity by us as part of the restructuring of our obligations to creditors. In connection with the sale of the convertible notes and honoring the Investors’ anti-dilution protection, on February 20, 2004 we issued warrants to the Investors to purchase a total of 9,913,614 shares of our common stock, at an exercise price of $0.01 per share, approximately 82% of our total shares currently outstanding.

Summary of Current Ownership by Investors. Following completion of the financing, based on securities outstanding as of September 26, 2004, the following convertible securities and warrants are held by the Investors:

•	if Needham and its affiliated entities were to exercise all of their warrants and convert all of their Series A shares (issuable upon conversion of its convertible notes), while maintaining their current ownership of approximately 2,200,067 shares of common stock, then Needham and its affiliated entities would own approximately 15,081,834 shares of our common stock, or about 59.3% of the total shares outstanding, including such issuances to Needham and its affiliates but excluding outstanding warrants and Series A shares held by other Investors.

•	if Dolphin Direct Equity Partners, LP were to exercise all warrants and convert all of its Series A shares (issuable upon conversion of its convertible notes), then Dolphin would own approximately 5,499,769 shares of our common stock, or about 30.5% of the total shares outstanding, including such issuances to Dolphin but excluding outstanding warrants and Series A shares held by other Investors.

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

Material Terms of the Secured Convertible Promissory Notes

In connection with the investment agreement, we issued convertible notes in an aggregate principal amount of $4.5 million to the Investors. The convertible notes:

•	are convertible, at each holder’s option, into our Series A shares at a conversion price of $1.00 per share;

•	accrue interest at an annual rate of 10%, compounded daily, payable each December 31st, which interest if accrued but unpaid is also convertible into Series A shares;

•	are secured by a pledge of a portion of the stock of our subsidiary, Southwall Europe GmbH; and

•	are due and payable on February 20, 2009 or earlier under certain circumstances. In addition, so long as any of the convertible notes are outstanding, the approval of the holders of a majority of the convertible notes will be required to effect the corporate actions set forth below under “—Material Terms of the Series A Shares—General Voting Rights” of the Series A shares. The convertible notes are subordinate to the credit facilities with our senior lender, PBF.

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

Restrictions. As long as any Series A shares are outstanding, unless all accrued dividends on all Series A shares have been paid, we are prohibited from:

•	redeeming or purchasing any shares of our common stock (or any other capital stock ranking junior to the Series A shares in respect of dividends or liquidation preference), except the repurchase of shares of common stock held by officers, directors or employees, upon death, disability, or termination of employment;

•	paying or declaring any cash dividend or making any cash distribution upon any shares of our common stock (or any other capital stock ranking junior to the Series A shares in respect of dividends or liquidation preference); and

•	setting aside any monies for the purchase or redemption of any shares of our common stock (or any other capital stock ranking junior to the Series A shares in respect of dividends or liquidation preference), except as described above.

General Voting Rights. Except as described below or as otherwise provided by law, the holders of Series A shares have no voting rights. The approval of the holders of a majority of the Series A shares voting separately as a class will be required to effect certain corporate actions, including:

•	the authorization or issuance of shares of any class or series of stock having any preference or priority as to dividends or redemption rights, liquidation preferences, conversion rights, or voting rights, superior to or on a parity with any rights of the Series A shares;

•	the reclassification of any shares of capital stock into shares having any preference or priority as to dividends or redemption rights, liquidation preferences, conversion rights, or voting rights, superior to or on a parity with any rights of the Series A shares;

•	the authorization or issuance of any debt or other obligations convertible into or exchangeable for any shares of stock having any preference or priority as to dividends or redemption rights, liquidation preferences, conversion rights, or voting rights, superior to or on a parity with any rights of the Series A shares;

•	declaring or paying dividends on or making any distributions with respect to our common stock;

•	increasing or decreasing the authorized number of Series A shares;

•	amending or repealing any provision of, or adding any provision to, our certificate of incorporation or bylaws if such action would alter or change the preferences, rights, privileges or powers of, or the restrictions provided for the benefit of, any Series A shares;

•	increasing the number of shares of common stock reserved for issuance under our stock option plans, other than the annual increase currently provided in such plans and other than a further increase of not more than 1,000,000 shares;

•	engaging in any transaction or series of related transactions constituting a liquidation or dissolution of Southwall, the sale of all or substantially all of our assets, or the acquisition of Southwall by another entity; or

•	making any material change to our line of business.

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

If the closing price of our common stock on the Nasdaq National Market or any other stock exchange on which our common stock is listed is $4.00 or more per share (subject to appropriate adjustment if a stock split, reverse split or similar transaction is effected) for 30 consecutive days, all outstanding Series A shares shall automatically be converted. The closing price of our common stock on the Over-the-Counter Bulletin Board on November 1, 2004, was $0.66 per share.

Redemption. The Series A shares are not redeemable.

Material Terms of the Warrants. Investor Warrants

In connection with the investment agreement, we issued warrants to the Investors that may be exercised to acquire up to 14,366,245 shares of common stock (including warrants issued to the Investors as anti-dilution protection for the issuance of debt and equity by us as part of the restructuring of our obligations to creditors) at an initial exercise price of $0.01 per share. The number of shares and the exercise price are both subject to appropriate adjustment in the event of stock splits, reverse stock splits and the granting of a stock dividend on our outstanding common stock. These warrants will be exercisable for cash or through a “cashless exercise” feature. The warrants are exercisable immediately and have a term of approximately five years.

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

Agreements with Major Creditors

Teijin Limited. Teijin Limited, or Teijin, previously guaranteed our outstanding debt owed to UFJ Bank Limited (formerly known as “Sanwa Bank Limited”). On November 5, 2003, we defaulted on this debt and Teijin honored its guarantee by satisfying the obligation. Under the terms of Teijin’s guarantee, we were obligated to immediately repay the amounts paid by Teijin. As part of the restructuring plan, we entered into an agreement with Teijin to satisfy Teijin’s claim. The agreement included a payment schedule that spread the payments out over a period of four years until 2008. The obligations owed to Teijin will not accrue interest if paid according to the payment schedule. Teijin previously held a security interest in one of our production machines, which they have released. We may dispose of the machine provided that we pay to Teijin the net proceeds of any disposition. Our obligations to Teijin are guaranteed by our subsidiary, Southwall Europe GmbH. On June 9, 2004, the original loan agreement was amended as the production machine was sold to a third party. The amended agreement required us to pay down its loan from the net proceeds of any disposition of the production machine. During the second quarter of 2004, we sold the production machine to a Chinese company, and the proceeds from the sale will be remitted to us on an installment basis. On June 17, 2004, the Company paid down the amount owed to Teijin under the agreement by $560,000 and on September 9, 2004, paid $290,000 from the net proceeds received from the buyer. The remaining balance due to Teijin under the agreement will be paid in accordance with the agreement.

Judd Properties, LLC. We reached an agreement with Judd Properties, LLC, or Judd, to restructure our obligations under the lease for our executive offices and Palo Alto manufacturing facilities. We agreed to a payment schedule that extends our obligations and provides us with options to extend the lease. We further agreed to issue a warrant issuable for 4% of our capital stock on a fully diluted basis to be held in an escrow account pending our departure from the premises. Upon our departure, if we fail to restore the property in accordance with the original lease the warrant will be released to Judd. The warrant is exercisable for 1,424,942 shares of our common stock at a nominal exercise price. The other terms of the warrant mirror the terms of the warrants issued to the Investors. Judd will be a party to the registration rights agreement described above and hold certain other registration rights with respect to the warrant shares. As a result of the approval from our stockholders to increase our authorized shares (see Note 14 - Subsequent Events), we expect to receive back $1.0 million of cash collateral provided by us to the bank that issued a letter of credit that was provided as security for our obligations to Judd.

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

Voluntary Delisting from Nasdaq. Effective March 26, 2004, we voluntarily delisted from the Nasdaq National Market and on May 6, 2004, began trading on the Over-the-Counter Bulletin Board. Due to the structure of the transaction contemplated by the investment agreement, we were no longer in compliance with certain Nasdaq listing requirements. We felt that a voluntary delisting from Nasdaq and a move to Over-the-Counter Bulletin Board would provide the best option to our shareholders by retaining liquidity in our common stock.

Demand for our customers’ products. We derive significant benefits from our relationships with a few large customers and suppliers. Our revenues and gross profit can increase or decrease rapidly reflecting underlying demand for the products of one or a small number of our customers. We may also be unable to replace a customer when a relationship ends or demand for our product declines as a result of evolution of our customer's products. In 1999, we began our relationship with Mitsubishi Electric Company, or Mitsubishi, which accounted for 18%, 9%, and 2% of our total revenues in 2002, 2003, and the first nine months of 2004, respectively. The decrease in revenues from Mitsubishi was a significant contributing factor in the decline in our revenues in 2003 as compared to 2002. In 1999, we expanded our relationship with customers in the automotive glass market, including Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 37%, 45%, and 35% of our total revenues in 2002, 2003, and the first nine months of 2004, respectively.

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

Impairment charges for long-lived assets. During 2003, we experienced shortfalls in revenue compared to our budgeted and forecasted revenues. In addition, in the third quarter of 2003, we determined that due to reduced demand for our products, anticipated revenues through the remainder of 2003 and 2004 would be substantially below historical levels. As our U.S. operations have a higher operating cash break-even point compared to our Dresden operations, we believed that the lower than anticipated revenues indicated that an impairment analysis of the long-lived assets of our U.S. operations was necessary in the third quarter of 2003. Subsequently, in the fourth quarter of 2003, as a result of our decision to close the Tempe operation, we concluded that a further impairment analysis of the long-lived assets of the U.S. operation was necessary at December 31, 2003. Our evaluation concluded that an impairment charge was required to write down the carrying amount of our long-lived assets to their fair market values of $19.4 million and $8.6 million for the quarter ended September 28, 2003 and December 31, 2003, respectively. There were no impairment charges recorded in the nine months ended September 26, 2004.

Three Months Ended September 26, 2004 compared with Three Months Ended September 28, 2003

Net revenues. Our net revenues for the three months ended September 26, 2004 and September 28, 2003 were $15.9 million and $11.9 million, respectively.

Our sales in the electronic display market increased by $3.2 million or 94.8% from $3.3 million in the third quarter of 2003 to $6.5 million in the same period of 2004. The increase was primarily due to higher demand for our TCP products. Mitsui Chemicals is our primary customer in the electronic display market. Sales to Mitsui increased $3.5 million from $2.0 million in the third quarter of 2003 to $5.5 million in the same period in 2004 due to higher demand for our product in the flat panel display, or FDP market. This increase was slightly offsets by the decrease in our sales to Mitsubishi in the CRT business.

Our sales in the window film market increased by $0.3 million, or 12.6% from $2.5 million in the third quarter of 2003 to $2.9 million in the same period in 2004. We sell our window film products primarily to customers located in the Pacific Rim and the Middle East. We believe our sales to this market during the third quarter of 2003 were negatively affected by the SARs epidemic and the conflicts in Iraq and Afghanistan. These factors have had less of an effect during 2004 and we do not expect these factors to affect the sales of our window film products in the future.

Our sales in the architectural market increased by $0.8 million, or 68.7% from $ 1.2 million in third quarter of 2003 to $ 2 million in the same period in 2004 due to sales to new customers in 2004.

Our sales in the automotive market were $4.6 million in the third quarter of 2004 compared to $4.9 million in the same period of 2003.

Cost of sales. Cost of sales consists of materials and subcontractor services, labor and manufacturing overhead. Cost of sales was $10.2 million in the third quarter of 2004 compared to $10.2 million in the same period of 2003. Facility costs, depreciation expense and labor costs have historically comprised the majority of our manufacturing expenses, and these costs are relatively fixed and do not fluctuate proportionately with net revenue.

Gross profit and gross margin. Our gross profit increased $4.1 million from $1.7 million in the third quarter of 2003 to $5.8 million in the same period of 2004. As a percent of sales, gross profit increased 22.5 points from 14.0% in the third quarter of 2003 to 36.3% in the same period in 2004. The increase in gross margin was primarily the result of lower manufacturing costs by $3.3 million as a result of the restructuring actions taken in 2003 and the first quarter of 2004. Furthermore, as a result of migrating most of our manufacturing production to our Dresden facility, we have reduced our headcount in the U.S. by 92, thereby lowering our labor costs by $0.9 million. Our Dresden plant generally has had lower manufacturing costs than our United States facilities as a result of lower payroll costs, lower operating expenses, and lower depreciation charges. Depreciation expense is lower for our Dresden plant by $13,000 due to the grants and investment allowances for plant and equipment provided to us by the Saxony government. The grants and allowances are recorded as a reduction of property and equipment costs, thereby lowering the depreciable base of those assets.

Operating expenses

Research and development. Research and development expenses decreased $0.8 million from $1.6 million in the third quarter of 2003 to $0.8 million in second quarter of 2004. The 47% decrease from year to year was due in part to a decrease in labor and employee benefits costs $0.4 million as a result of the reduction in force of 14 employees initiated in the fourth quarter of 2003 and completed in the second quarter of 2004. Facilities and information technology allocations were lower by $0.4 million due to lower rent expense and fewer people in those areas of our business in the third quarter of 2004 when compared to the same year in 2003.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. Selling, general and administrative expenses decreased $0.6 million from $2.9 million in the third quarter of 2003 to $2.3 million in the third quarter of 2004. Selling expenses were $0.9 million in the third quarter of 2004 compared to $1.1 million in the third quarter of 2003. The decrease was primarily due to decrease in labor and facilities and information technology allocations in 2004 when compared to 2003. On a year over year comparison, general and administrative expenses decreased from $1.5 million in the third quarter of 2003 to $1.2 million in the third quarter of 2004. The 21% decrease in general and administrative expenses was primarily due to lower personnel costs in the amount of $0.4 million, as a result of employee layoffs, which took place in the fourth quarter of 2003 and were completed in the second quarter of 2004.

Impairment (recoveries) for long-lived assets. In the third quarter of 2003, we determined that due to reduced demand for our products, anticipated revenues through the remainder of 2003 and 2004 would be substantially below historical levels. As our U.S. operations have a higher operating cash breakeven point compared to our Dresden operations, we believed that the lower than anticipated revenues indicated that an impairment analysis of the long-lived assets of our U.S. operations was necessary at September 28, 2003. Our evaluations concluded that impairment charges were required to write down the carrying value of our long-lived assets to their fair market values during the third quarter of 2003. As a result, we recorded impairment charges of $19.5 million in the third quarter of 2003. The recovery of $0.1 million in the third quarter of 2004 related to proceeds received from miscellaneous sales of long-lived assets that were written off in the third quarter of 2003.

Income (loss) from operations. We earned income from operations of $2.7 million in the third quarter of 2004 compared to incurring a loss from operations in the third quarter of 2003 of $22.2 million. The income from operations in 2004 was primarily due to higher net sales, higher margin and lower operating expenses. The loss from operations in 2003 was primarily due to the impairment of long-lived assets of $19.4 million, lower net sales, lower gross margin and higher operating expenses.

Interest expense, net. Interest expense increased by $0.1 million from $0.3 million in 2003 to $0.4 million in the third quarter of 2004. The increase in interest expense was primarily attributable to interest incurred on our convertible promissory notes of $0.2 million.

Costs of warrants issued. In the third quarter of 2004, the Company incurred $0.5 million in warrants expense as a result of the remeasurement of all outstanding warrants and other financial instruments.

Other income (loss), net. Other income (loss), net, reflects foreign exchange transaction gains and losses. Some of our transactions with foreign customers and suppliers are denominated in foreign currencies, principally the Euro and Japanese yen. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. Other net loss was $0.1 million in the third quarter of 2004 compared to net gain of $0.2 million in the third quarter of 2003. This was primarily due to the rising Euro in relation to the U.S. dollar over the periods.

Income (loss) before provision for income taxes. We recorded a pre-tax profit of $1.8 million in the third quarter of 2004 compared to a pre-tax loss of $22.7 million in the third quarter of 2003. Pre-tax loss in the third quarter of 2003 included an impairment charge on long-lived assets of $19.4 million.

Provision for (benefit from) income taxes. During the third quarter of 2004, we incurred a benefit from income taxes of $0.3 million compared to a provision for income taxes of $0.1 million in the third quarter of 2003. The benefit from income taxes in the third quarter of 2004 was due to an adjustment in our year-to-date calculation of our provision for income taxes for our German subsidiary as we incurred lowered taxable income as a result of adjustments from our fixed assets base as a result of government grants and allowances received from the Saxony government. In 2003, we fully utilized our operating loss carry forward for German statutory taxes purposes, and as a result, we will incur tax obligations related to our Dresden plant for the foreseeable future, based on expected continuing profitability of our German operations on a stand-alone basis.

Nine Months Ended September 26, 2004 compared with Nine Months Ended September 28, 2003

Net revenues. Our net revenues decreased $0.9 million for the nine months ended September 26, 2004 from $42.5 million on September 28, 2003 to $41.5 million for the first nine months ended September 26, 2004. The decrease was primarily due the decrease in our automotive and display markets offset by increased in our window film and architectural markets. Our sales to the automotive glass market decreased by $2.0 million from $16.6 million in the first nine months of 2003 to $14.6 million in the same period in 2004. The decrease was primarily due to manufacturing problems incurred by one of our automotive OEM customers, which resulted in the suspension of its purchases of our products pending the resolution of their production issues. The effect of the production problems incurred by this customer led to a reduction in its orders of approximately $1.6 million in the first quarter of 2004 as compared to the same period in 2003. We believe that the rest of the decline was the result of the use by one of our principal OEM automotive glass customers of direct-to-glass coating as an alternative solution to our sputtered film.

Our sales in the electronic display market decreased by $0.3 million from $16.0 million in the first nine months of 2003 to $15.7 million in the same period of 2004. The decrease was primarily due to the decline in sales to Mitsubishi by approximately $3.9 million, which was primarily the result of their decision in 2003 to cease production of their 17-inch CRT monitor. This decrease was partially offset by an increase in sales to Mitsui Chemical of about $2.8 million and sale to Ah Sung, a new customer, for about $0.2 million.

Our sales in the window film market increased by $0.6 million, or 11% from $5.9 million in the first nine months of 2003 to $6.5 million in the same period in 2004. We sell our window film products primarily to customers located in the Pacific Rim and the Middle East. We believe the increase in our sales to this market during 2004 are due to a rebound from the negative effects of the SARs epidemic and the conflicts in Iraq and Afghanistan which influenced results during 2003.

Our sales in the architectural market during the first nine months of 2004 increased by $0.8 million, or 19.5% from $3.9 million in the first nine months of 2003 to $4.7 million in the first nine months of 2004.

Cost of sales. Cost of sales decreased $7.3 million, or 21% from $34.8 million in the first nine months of 2003 to $27.6 million in the same period of 2004. Facility costs, depreciation expense and labor costs have historically comprised the majority of our manufacturing expenses, and these costs are relatively fixed and do not fluctuate proportionately with net revenue. The reduction in cost of goods sold was the result of a reduction of overhead costs due to the decline in revenue year to year, the increased production from our Dresden facility, and lower fixed costs (primarily a depreciation expense of $2.2 million) in the United States as a result of our restructuring actions taken in 2003. Furthermore, as a result of migrating most of our manufacturing production to our Dresden facility, we have reduced our headcount in the U.S. by 92, thereby lowering our labor costs by $3.0 million. Our Dresden plant generally has had lower manufacturing costs than our United States facilities as a result of lower payroll costs, lower operating expenses, and lower depreciation charges. Depreciation expense is lower for our Dresden plant due to the grants and investment allowances for plant and equipment provided to us by the Saxony government. The grants and allowances are recorded as a reduction of property and equipment costs, thereby lowering the depreciable base of those assets.

Gross profit and gross margin. Our gross profit increased from $7.6 million in the first nine months of 2003 to $14.0 million in the same period in 2004. The increase in gross profit was primarily the result of the reduction of fixed costs in the U.S., which were the result of certain restructuring and impairment charges in the amount of $28.0 million taken in 2003. As a percentage of sales, gross profit increased from 18.0% in the first nine months of 2003 to 33.7% in the first nine months of 2004. The increase in gross margin was primarily a result of the reduction of fixed manufacturing costs as a result of the restructuring actions taken in the fourth quarter of 2003 and the reduction of material and converting costs as a result of lower revenues year over year.

Operating expenses

Research and development. Research and development expenses decreased from $4.8 million in the first nine months of 2003 to $2.4 million in the same period of 2004. The 49% decrease from year to year was primarily due to decrease in labor costs of $1.1 million as a result of the reduction in force of 20 employees initiated in the fourth quarter of 2003 and completed in the second quarter of 2004. Outside services and engineering material usage costs were lower by $0.4 million in the first nine months of 2004 when compared to the same period of 2003 as a result of fewer on-going development projects as compared to the prior year. In addition, facilities and information technology allocations were lower by $0.8 million in the first nine months of 2004 when compared to the same period in 2003.

Selling, general and administrative. Selling, general and administrative expenses decreased from $8.7 million in the first nine months of 2003 to $7.9 million in the same period of 2004. On a year over year comparison, selling, general and administrative expenses decreased $0.8 million or 9% as a result of lower personnel costs as a result of employee layoffs, which were initiated in the fourth quarter of 2003 and were completed in the second quarter of 2004. Headcount was lower by 14 in the third quarter of 2004 than in the same period in 2003. In addition, bad debt expense was lower by $0.5 million in the nine months ended September 26, 2004 as compared to the prior year as a result of improved collection efforts with our customers.

Impairment (recoveries) for long-lived assets. Impairment charged of $19.4 million in the first nine months of 2003 was a result of restructuring activities in the third quarter of 2003. Due to reduced demands for our products through the remainder of 2003 and 2004, the Company concluded that impairment charges were required to write down the carrying value of our long lived assets to their fair market values.

In June 2004, we sold a production machine from our Tempe manufacturing facility to a third party. The sale value was for $1.7 million, which included the price of the production machine, other miscellaneous hardware, training to be provided by us and operating software to run the machine. By June 27, 2004, all of our obligations were completed and we recognized a gain of $1.4 million representing 90% of the sale value less the book value of $0.1 million. Collection of the final 10% is contingent on installation of the machine by a third party or 120 days after June 27, 2004. We expect the remaining 10% to be recognized by the end of the year. In accordance with the amended settlement agreement reached with Teijin Limited (see Note 5 - Term Debt to our Condensed Consolidated Financial Statements), we are required to pay down the loan owed to Teijin from the net proceeds of any disposition of the production machine. On June 17, 2004, the Company paid down its loan balance by $560,000 and on September 9, 2004 paid down an additional $290,000 of its loan balance from the net proceeds received from the buyer. In September 2004, we realized $0.1 million of recovery from other long-lived assets.

Income (loss) from operations. We earned income from operations of $5.2 million in the first nine months of 2004 compared to incurring a loss from operations of $25.3 million in the first nine months of 2003. This was primarily due to higher gross profit margin, lower operating expenses and recoveries on long lived assets in 2004 when compared to the same period in 2003.

Interest expense, net. Interest expense, net was $1.8 million during the first nine months of 2004 compared to $0.8 million during the same period in 2003. The increase in interest expense was primarily attributable to interest incurred on our convertible promissory notes of $0.4 million, and on our line of credit of $0.4 million.

Costs of warrants issued. We incurred a $6.8 million warrant expense as a result of the issuance of warrants as part of the restructuring efforts and the subsequent revaluation of the costs to our company of those warrants.

Other income, net. Other income, net increased by $0.2 million from $0.2 million for the nine months ended September 28, 2003, to $0.4 million for the same period in 2004. The increase in other income was primarily due to an accounting misclassification which resulted in an overstatement of our cost of sales by $0.2 million during the year ended December 31, 2003. We identified and corrected the error in the first quarter of 2004, and recorded it as a gain to other income. We determined that the correction of the error was immaterial to net income and elected to record the adjustment to other income rather than to cost of goods sold in order to better present the operating results in the first quarter of 2004.

Income (loss) before provision for income taxes. We recorded a pre-tax loss of $3.0 million and $25.9 million in the first nine months of 2004 and 2003, respectively. Pre-tax loss in the first nine months of 2003 included an impairment charge on long-lived assets and higher expenses as a result of restructuring activities in 2003. Pre-tax loss in the first nine months of 2004 included the cost of warrants issued of $6.8 million.

Provision for income taxes. Provisions of income taxes were $0.3 million and $0.4 million for the first nine months of 2003 and 2004, respectively. The increase in the provision for income taxes in 2004 when compared to the same period in 2003 was primarily due to a provision to accrue foreign income tax for our German subsidiary. In 2003, we fully utilized our operating loss carry forward for German statutory taxes purposes, and as a result, we expect to incur tax obligations related to our Dresden plant for the foreseeable future based on expected continuing profitability of our German operations on a stand-alone basis.

Liquidity and capital resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital. We incurred a net loss and negative cash flows from operations in 2003 and the first quarter of 2004. For the quarters ended June 27, 2004 and September 26, 2004, we generated an operating profit and positive cash flow, and based on our current financial outlook, we believe we may earn an operating profit and maintain positive cash flow for the forth quarter of 2004.

On April 29, 2004, we entered into a credit agreement with PBF, which will expire on May 5, 2005. The new agreement provides for a maximum borrowing capacity of $9.0 million for us. The credit agreement consists of a $3.0 million credit facility, which is guaranteed by Needham & Company, and a $6.0 million receivables line of credit. The $3.0 million facility bears an annual interest rate of 2% above PBF’s base rate and the annual interest is calculated based on the borrowings outstanding under the line. The $6.0 million facility bears an annual interest rate of 7% above PBF’s base rate and the annual interest is calculated based on the average daily accounts receivable against which we have borrowed. Availability under the $6.0 million line is limited to 75% of the value of eligible accounts receivables acceptable to PBF. PBF continues to reserve the right to lower the 75% of the value of eligible receivable standards for borrowings under the credit agreement or to terminate the credit agreement at any time. The amendment also deleted the requirements that we maintain a listing on the Nasdaq National Market and comply with financial covenants to maintain minimum net tangible net worth of $33.0 million, a current ratio of assets to liabilities at least 0.70, and revenues equal to or greater than 80% of revenues projected. As of September 26, 2004, we had approximately $3.2 million of borrowings outstanding.

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

As a result of the increase in our authorized common stock (see Note 14 - Subsequent Event), we are now entitled to replace the letter of credit held by one of our landlords with a warrant to purchase approximately 1.4 million shares of our common stock. We expect to replace the letter of credit during the fourth quarter of 2004, at which time we will be entitled to the return of the $1 million of cash collateral supporting the letter of credit.

Our cash and cash equivalents increased by $1.5 million in the first nine months of 2004 from $1.2 million at December 31, 2003 to $2.7 million at September 26, 2004. Cash and cash equivalents decreased $1.4 million in the first nine months of 2003 from $2.0 million at December 31, 2002 to $0.6 million at September 28, 2003.

Cash provided by operating activities of $1.5 million for the first nine months of 2004 was primarily the result of non-cash depreciation, cost of warrants issued and change in accounts receivable, offsetting the net loss. Cash used in operating activities was $1.0 million for the first nine months of 2003 was primarily the result the net loss and change in accounts payable and accrued liabilities, offset by impairment charge for long-lived assets, non-cash depreciation and change in accounts receivable, inventories and other and non current assets. Cash provided by investing activities during the nine months ended September 26, 2004 was $1.6 million, primarily from the proceeds from the sale of fixed assets offset by capital expenditures during the first half of 2004. We used $2.5 million from investing activities during the first nine months of 2003 primarily due to capital expenditures. Net cash used in investing activities was $1.6 million during the first nine months of 2004, primarily as a result of issuing $4.5 million in convertible promissory notes during the first quarter of 2004, offset by payments on our line of credit of $3.6 million and payments on our loan payables or $2.5 million. Net cash provided by financing activities was $2.4 million in the first nine months of 2003 primarily as a result of borrowings from the line of credit of $3.1 million and proceeds from investment allowances from our German subsidiary of $1.5 million, offset by principal payments on borrowings of $2.3 million.

We entered into an agreement with the Saxony government in May 1999 under which we receive cash grants. As of September 26, 2004, we had received an aggregate of $5.0 million of the grants since May 1999 and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets of our Dresden manufacturing facility. In addition to the grants, we are also eligible to receive cash investment allowances from the Saxony government based on the total projected capital invested by us into our Dresden facility. We received investment allowances of $0.5 million in September 2004 as a result of capital expenditures by our German subsidiary during 2003. We have received a total of $6.2 million of investment allowances to date. If we fail to meet certain requirements in connection with these grants and investment allowances, the Saxony government has the right to demand repayment. Additionally, we received $0.5 million of Saxony government grants in 1999 that as of September 26, 2004 were recorded as an advance until we earn the grant through future expenditures. The total annual amount of grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek total investment grants and allowances for any year in excess of 33% of our eligible capital expenditures for that year. We expect to continue to finance a portion of our capital expenditures in Dresden with additional grants from the Saxony government and additional loans from German banks, some of which may be guaranteed by the Saxony government. However, we cannot guarantee that we will be eligible for or will receive additional grants in the future from the Saxony government.

Borrowing arrangements

Teijin previously guaranteed our outstanding debt owed to UFJ Bank Limited (formerly known as Sanwa Bank Limited). On November 5, 2003, we defaulted on this debt and Teijin honored its guarantee by satisfying our obligation. Under the terms of Teijin’s guarantee, we were obligated to immediately repay the amounts paid by Teijin. As part of the restructuring plan, we entered into a guaranteed Loan Agreement with Teijin to satisfy Teijin’s claim. The agreement included a payment schedule that spreads the payments over a period of four years until 2008. The obligations owed to Teijin will not accrue interest if paid according to the payment schedule. Our obligations to Teijin are guaranteed by our subsidiary, Southwall Europe GmbH. (See Note 5 - Term Debt.) In accordance with the terms of our loan agreement with Teijin, we made a principal payment of $560,000 in June 2004 and $290,000 in September 2004, from the proceeds received from the sale of a production machine, which had previously been used as collateral for our loan with the UFJ Bank.

Our borrowing arrangements with various German banks as of September 26, 2004 are described in Note 5 to our unaudited condensed consolidated financial statements set forth herein. We are in compliance with all of the covenants of the German bank loans, and we have classified $1.1 million and $6.9 million outstanding under the German bank loans as a short-term liability and long-term liability, respectively, at September 26, 2004.

As of December 31, 2003, we were in default under a master sale-leaseback agreement with respect to two of our production machines. We had withheld lease payments in connection with a dispute with the leasing company, Matrix Funding Corporation. An agent purporting to act on behalf of the leasing company filed suit against us to recover the unpaid lease payments and the alleged residual value of the machines, totaling $6.5 million in the aggregate. In February 2004, we reached a settlement agreement with the agent for $2.0 million to be repaid over six years at a stepped rate of interest, and we returned the equipment in question to the plaintiffs (See note 5 to our unaudited condensed consolidated financial statements).

Equity transactions

On December 18, 2003, we entered into a definitive agreement for a new bank loan guarantee and equity-financing package of up to $7.5 million from Needham & Company and affiliates, and Dolphin Direct Equity Partners, L.P, as further described above under “Overview - Recent Financing and Related Transactions”. The agreement enabled us to receive up to $3.0 million in new borrowings under a new line of credit facility with PBF, supported by guarantees provided by Needham in two separate allotments of $2.25 million and $0.75 million. The $3.0 million in new borrowings reduced the amount of availability under the factoring agreements we previously entered into with Pacific Business Funding to $7.0 million.

On February 20, 2004, the investors also purchased $4.5 million of convertible notes from us, which are convertible into shares of our preferred stock. After deducting approximately $0.5 million in professional fees relating to the financing transactions and the restructuring of creditor agreements, the net proceeds of the financing were approximately $4.0 million. We applied the net proceeds as follows:

•	approximately $2.2 million was spent during February and March of 2004, in the normal course of our business for general corporate purposes, including purchases of raw materials, payments to subcontractors and suppliers of approximately $1.0 million, payroll costs of approximately $0.8 million, and rent and lease payments;

•	approximately $0.8 million was paid between February 24, 2004 and March 30, 2004, to Judd Properties, LLC, the landlord of our Palo Alto executive offices and manufacturing facilities, in connection with the settlement and restructuring of our lease obligations to Judd Properties, LLC; and

•	approximately $1.0 million has been put up to support a letter of credit in favor of Judd Properties as security for our obligations to depart from and properly restore the property pursuant to our settlement and restructuring with Judd. As a result of the approval by our stockholders to increased the number of available authorized shares of our common stock, we will substitute a warrant exercisable for 1,424,942 shares of our common stock for the letter of credit as security for our obligations, in which event we will have access to the $1.0 million that currently supports the letter of credit. We expect that $1.0 million, if we were to substitute the warrant as security for our obligations to Judd, would be used for working capital and general corporate purposes.

Capital expenditures

We anticipate spending approximately $1.0 million in capital expenditures in 2004, primarily to maintain and upgrade our production facilities in Dresden. During the first nine months of 2004, we spent approximately $0.7 million in capital expenditures in Germany.

Management’s Plan

Cumulative operating losses, negative working capital, negative cash flows, and our limited current cash balance have raise substantial doubt about our ability to continue as a going concern. In response to these trends, we implemented several cost cutting and business restructuring activities during 2003. These activities, which included employee layoffs and the closure of and reduction of operations at several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. As a result of migrating most of our manufacturing production to our Dresden facility, we have reduced our headcount in the U.S. by approximately 89, thereby lowering our labor costs by approximately $0.9 million per fiscal quarter. Our Dresden plant generally has had lower manufacturing costs than our United States facilities as a result of lower payroll costs, lower operating expenses, and lower depreciation charges. Our cost of sales decreased $7.3 million, from $34.8 million in the first nine months of 2003 to $27.6 million in the same period of 2004, due in large part to these actions.

While we have been in the process of instituting these cost-cutting measures, the demand for our products has grown in certain areas. We continue to build market share in the electronic display market as our plasma display filter and flat panel display products continue to gain customer acceptance. In addition, sales of our silver reflector product, used primarily in laptop computers, increased by $0.3 million as a result of the addition of a new display customer and an improvement in the worldwide personal computer market. We hope that these areas will provide long-term revenue growth for the company. Our actions to reduce costs as well as the restructuring of our payment terms with our major creditors and vendors have led to our company earning $5.2 million of income from operations in the first nine months of 2004 as compared to incurring a loss from operations of $25.3 million in the first nine months of 2003. Likewise, our gross profit increased from $7.6 million in the first nine months of 2003 to $14.0 million in the same period in 2004.

During the fourth quarter of 2003 and the first quarter of 2004, we agreed to new payment terms with most of our major creditors and vendors, which reduced our payment obligations over the next 12 months by approximately $5.0 million. We also entered into the investment agreement described above pursuant to which we issued $4.5 million of convertible promissory notes and warrants to investors. We believe that this investment, along with the cost-cutting measures and our revenue improvements outlined above, should provide our company with sufficient cash to continue operations for the next 12 months.

If the Company is unable to deliver existing or new plasma filter products to Misui which allow them to maintain their market share with our technology, a reductin in demand for our plasma films would significantly impact our revenues and profitability. Additionally, if Saint-Gobain were to reduce the amount of film they require from the Company for automotive windshields, this would negatively impact our revenues and profitability. Finally, a lessening in demand or problem with third party converters would negatively affect our window film business impact the Company’s revenues and profitability.

We will continue to face a number of challenges over the next 12 months. We will continue to look for ways to cut costs and establish platforms for future revenue growth to rebuild the confidence of our customers, vendors, employees and shareholders and to return to sustained profitability during the reminder of 2004 and beyond.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to 7% above the bank base rate (which was 4.75% at September 26, 2004) and is calculated based on the average daily balance of the accounts receivable against which we have borrowed. In addition, the interest rate on one of our German loans will be reset to the prevailing market rate on December 31, 2004 and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit would have had an effect of about $21,000 and $151,000 on our interest expense for the third quarter of 2004 and the first nine months of 2004, respectively.

Investment risk: We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any floating rate securities would have had an adverse effect of less than $10,000 and $20,000 for the third quarter of 2004 and the first nine months of 2004, respectively.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 77% and 90% of our total sales in the third quarter of 2004 and the first nine months of 2004, respectively. Approximately 27% and 31% of our international revenues were denominated in euros relating to sales from our Dresden operation in the third quarter of 2004 and the first nine months of 2004, respectively. The other 73% and 68% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the euro exchange rate would have had an effect of less than $0.5 million and $1.3 million on net revenues for the third quarter of 2004 and the first nine months of 2004, respectively and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been minimal.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include statements relating to:

•	our ability to remain as a going concern;

•	our strategy, future operations and financial plans, including, without limitation, our plans to install and commercially produce products on new machines;

•	the success of our restructuring activities;

•	the continued trading of our common stock on the Over-the-Counter Bulletin Board;

•	our projected need for, and ability to obtain, additional borrowings and our future liquidity;

•	future applications of thin-film technologies and our development of new products;

•	our competition;

•	statements about the future size of markets;

•	our expectations with respect to future grants, investment allowances and bank guarantees from the Saxony government;

•	our expected results of operations and cash flows;

•	pending and threatened litigation and its outcome; and

•	our projected capital expenditures.

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

We have prepared our consolidated financial statements assuming we will continue as a going concern and meet our obligations as they become due. We incurred a net loss and negative cash flows from operations in 2002, 2003 and the first quarter of 2004. These factors together with our working capital position and our significant debt service and other contractual obligations at September 26, 2004, raise substantial doubt about our ability to continue as a going concern without restoring profitable operations, generating cash flow from operating activities and obtaining additional financing. These and other factors related to our business during recent years, including the restatement in 2000 of our financial statements for prior periods, operating losses in 1998, 1999, 2000, 2002 and 2003, our past failure to comply with covenants in our financing agreements and our voluntary delisting from Nasdaq in March 2004 may make it difficult for us to secure the required additional borrowings on favorable terms or at all. We intend to seek additional borrowings or alternative sources of financing; however, difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures, ability to comply with the terms of government grants and our ability to continue as a going concern.

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

Covenants or defaults under our credit and other loan agreements may prevent us from borrowing or force us to curtail our operations.

As of September 26, 2004, we had total outstanding obligations under our credit and other loan agreements of $20.0 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that will require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

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

In 2003 and the first nine months of 2004, approximately 31% and 31% respectively, of our revenues were denominated in euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily Japanese Yen.

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

Our seven largest customers accounted for approximately 84%, 76% and 76% of net sales in 2002, 2003, and the first nine months of 2004, respectively. We have contracts extending past 2004 with only two of these customers. We expect to continue to derive a significant portion of our net sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology—direct-to-glass sputtering—as an alternative to our window films, which in 2002 and 2003 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

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

International revenues amounted to approximately 87%, 85%, 89% and 81% of our net revenues during 2001, 2002, 2003 and the first nine months of 2004, respectively. The distance between the two locations of our manufacturing creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

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

Item 4—Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of September 26, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that as of the date of such evaluation, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, particularly during the period for which this quarterly report has been prepared. The Company notes, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. As we reported in our Form 10-K/A for the year ended December 31, 2003, in connection with the audit of our financial statements for that year, PricewaterhouseCoopers LLP identified significant deficiencies, which represented a material weakness, caused by a reduction in force that was initiated in the second and fourth quarters of 2003 and related to the inadequacy of review and supervision of the preparation of accounting records and the untimely reconciliation of certain accounts. Although we reported this material weakness in our Form 10-K/A under “Changes in internal controls over financial reporting,” the material weakness also resulted in the ineffectiveness, as of December 31, 2003, of our disclosure controls and procedures. See the discussion below as to improvements we have made since December 31, 2003 in our internal controls.

(b)	Changes in internal controls over financial reporting. As described in section (a) above, we reported a material weakness as of December 31, 2003. The Company has taken steps to attempt to improve its internal controls and its control environment. The Company has reviewed with senior management and its board of directors the issues which led to the weakness, hired a new Corporate Controller, a new Director of Financial Planning and Analysis, a new Senior Cost Accountant, and a new Senior Accountant for the Company’s Germany subsidiary; appointed a new Plant Manager for the Company’s U.S. manufacturing operations; initiated re-training of personnel on the correct use of the Company’s new ERP system; initiated procedures to attempt to ensure all accounts are reconciled and reviewed on a timely basis; and, is in the process of documenting its procedures and reviewing its internal controls to ensure compliance under section 404 of the Sarbanes-Oxley Act. The Company believes the corrective steps described herein have enabled management to conclude that the internal controls over its financial reporting are effective. The Company will continue its efforts to identify, assess and correct any additional material weaknesses in its internal controls.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

Litigation filed against the Company was described under Item 3 in the Company's Form 10-K filed on April 14, 2004 (as amended by the Company's Form 10-K/A filed on May 7, 2004) and under Item 1 of Part II in the Company’s Forms 10-Q filed on May 17, 2004 and August 11, 2004. No other material developments have occurred with respect to the litigation described therein.

In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, its consolidated financial position, its results of operations, or its operating cash flows.

Item 2— Unregistered Sales of Equity Securities and Use of Proceeds.None.

Item 3—Defaults upon Senior Securities
Not applicable.

Item 4—Submission of Matters to a Vote of Stockholders
None.

Item 5—Other Information
None.

Item 6—Exhibits

(a)        Exhibits

Exhibit Number	Item
3.1.1	Amendment to Restated Certificate of Incorporation of the Company

10.92*	The Company’s Amended and Restated 1997 Stock Incentive Plan (incorporated by reference from the Company’s Proxy Statement filed with the Commission on September 14, 2004.)

10.140*	The Company’s Amended and Restated 1998 Stock Plan for Employee and Consultants (incorporated by reference from the Company’s Proxy Statement filed with the Commission on September 14, 2004.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 *Relates to management contract or compensatory plan or arrangement.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2004
Southwall Technologies Inc.
	By:	/s/ Thomas G. Hood
Thomas G. Hood
President and Chief Executive Officer
	By:	/s/ Maury Austin
Maury Austin
Senior Vice President and Chief Financial Officer

