Form 10-K
period 2004-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2005-03-30
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on June 27, 2004 (based upon the closing sales price of the Common Stock on the Over-the-Counter Bulletin Market on such date) was $5 million. For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of June 27, 2004, and Common Stock held by officers and directors of the registrant has been excluded in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

The number of shares of the registrant's Common Stock outstanding on March 1, 2005 was 26,778,482.

Documents Incorporated by Reference

Document Description	10-K Part

Portions of the Registrant’s Proxy Statement For the Annual Meeting of Stockholders to be held May 26, 2005	III

SOUTHWALL TECHNOLOGIES INC.
2004 ANNUAL REPORT ON FORM 10-K

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

our ability to continue as a going concern;

our strategy, future operations and financial plans, including, without limitation, our plans to install and commercially produce products on new machines;

the continued trading of our common stock on the Over-the-Counter Bulletin Board Market;

future applications of thin film coating technologies and our development of new products;

our expectations with respect to future grants, investment allowances and bank guarantees from the Saxony government;

our projected need for additional borrowings and future liquidity;

statements about our ability to implement and maintain effective controls and procedures;

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

PART I

ITEM 1. BUSINESS

Overview

We are a global developer, manufacturer and marketer of thin film coatings for the automotive glass, electronic display, architectural glass and window film markets. We have developed a variety of products that control sunlight in automotive glass, reduce light reflection, reduce potentially harmful electromagnetic emissions and improve image quality in electronic display products, and conserve energy in architectural products and after-market window film products. Our products consist of transparent solar-control films for automotive glass; anti-reflective films for computer screens and reflective films for back-lighting in liquid crystal displays; transparent conductive films for use in touch screen and plasma panel displays; energy control films for architectural glass; and various other coatings. Based upon our production capacity, we believe we are one of the world's largest producers of sputter-coated, flexible thin film products.

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

Industry Background

Large area, single layer, thin film coatings were developed in the early 1960s using vacuum evaporation, a less precise precursor to sputter coating. As a result of technological developments in the early 1970s, multi-layer coatings for large substrates became possible. Sputtering based on these developments is used today in a large number of applications in which high quality; uniform coatings need to be deposited on large surfaces or on many smaller surfaces simultaneously. Examples of sputter coating include the deposition of various metal and metal oxide layers on wafers in the semiconductor and hard disk industries, and optical coatings on transparent surfaces in the automotive glass, electronic display, and architectural markets.

Thin film coatings are used in a wide variety of applications to control the transmission and reflection of light and the flow of energy. Thin film coatings can modify the transmission, reflection and absorption of both visible and non-visible light, such as infrared and ultra-violet light, to enhance the performance and characteristics of the material.

Thin film process technologies

The three most common methods for commercially producing thin film coatings on glass and flexible substrates are:

Wet coating. The wet coating process generally involves depositing a thin layer of material onto glass by a spin coating technique or onto a flexible substrate, or film, by a number of different methods. In the case of spin coating, which is sometimes used for computer display tubes, or CDTs, a small amount of liquid is placed at the center of a spinning CDT, forcing the liquid from the center towards the outside edge. Once a uniform thin layer of liquid is thus applied, the layer is bake-dried at a moderate temperature. In the case of film coating, a thin layer of liquid material is applied to the surface of plastic film and then dried by means of thermal or direct radiation. This process is generally less expensive than sputter coating, but generally yields coatings with lower quality optical and mechanical characteristics.

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

Our Markets

The primary markets for thin film coated substrates that we manufacture are the automotive glass, electronic display, architectural glass and window film markets. Advances in manufacturing processes coupled with improved thin film deposition technologies in the automotive glass and electronic display markets are reducing production costs, allowing thin film coated substrates to more cost-effectively address these markets.

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

Nearly all automotive glass in the world uses some degree of tint or coloration to absorb light and solar energy, thus reducing solar transmission into the vehicle. This tint is usually created through the mixing of inorganic metals and metal oxides into the glass as the glass is produced. The cost of adding these materials is very low, but the solar control benefit is limited by the fact that solar energy is absorbed in the glass, causing the glass to heat up, which eventually increases the temperature inside the automobile.

Electronic display products

The thin film coated products we sell in this market primarily reduce glare caused by reflection from glass surfaces, improve contrast and image quality, block electromagnetic emissions and infrared energy, and enhance the light output of certain displays. Our thin film coated substrates are used in cathode ray tubes, or CRTs, liquid crystal and plasma displays, and in applications such as touch screens. In 2002, we started shipping production quantities and sizes of an anti-reflective film specifically designed for the liquid crystal display, or LCD, market. In 2003, we started shipments of coatings for the plasma display panel, or PDP, market. Thin film coated substrates in this market are generally sold to OEMs, which apply the film to flat screens.

Architectural glass products

The thin film coated substrates we sell in this market are primarily used to control the transmission of heat through window glass, as well as to limit ultra-violet light damage. Window glass is a poor thermal barrier; thus, the primary source of heat build-up and loss in buildings is through the glass windows.

Window Film

The thin film coated substrates we sell in this market are similar to the films sold into the automotive and architectural glass markets. Differences include certain product characteristics that allow the architectural window film products to be sold in the aftermarket rather than through the OEMs. In addition, our automotive window film products are used for retrofit application to the inside surface of a vehicle window and are sold through resellers who install the film.

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

In addition to the process techniques described above, we have developed the ability to deposit wet chemistry based coatings under atmospheric conditions. In this technique, the active component of the thin film is in a solution and is applied to the substrate by rotating cylinder. After applying the wet film, the substrate is heated, evaporating the solvent and leaving a thin film of the active component behind. This technology is used to apply an anti-smudge coating on top of our sputtered anti-reflective films. The function of the anti-smudge coating is to make the final product more resistant to fingerprints and easier to clean. Other coatings can be applied through this technique as well. This technology was moved from our former Tempe, Arizona manufacturing facility to our Palo Alto, California manufacturing facility during the first half of 2004.

We rely extensively upon trade secrets and know-how to develop and maintain our competitive position. We have 34 patents and 6 patent applications pending in the United States and 67 patents and more than 40 patent applications pending outside the United States that cover materials, processes, products and production equipment. Of our existing patents, six U.S. patents and four international patents will expire in the next three years. We also seek to avoid disclosure of our know-how and trade secrets through a number of means, including requiring those persons with access to our proprietary information to execute nondisclosure agreements with us. We consider our proprietary technology, as well as its patent protection, to be an important factor in our business.

Products

The following table describes the markets into which we sell our products, the applications of our products, our product families, key features of our various products and representative customers.
MARKET	APPLICATION	FILM PRODUCTS	KEY FEATURES	REPRESENTATIVE CUSTOMERS
Automotive glass	Windscreens, side windows, and back windows	Infrared reflective (XIR 70 and XIR 75)	Transmits 70% or 75% visible light Reflects 85% of infrared heat energy	Saint Gobain Sekurit Pilkington PLC Asahi Guardian Glass

Electronic display	Flat screen CRT monitors and TVs	Anti-reflective absorbing (ARA)	Pigmented film 8X reduction in light reflection High picture quality	Mitsubishi Electric

	Liquid crystal display (LCD) screens	Anti-reflective clear (ARC)	Clear anti-reflective product	Berliner Glass

	Plasma display panels (PDP)	Infrared reflective (TCP)	Clear and Conductive Clear infrared blocking	Mitsui Chemicals
Architectural glass	New and retrofit residential and commercial windows and doors	Suspended Heat Mirror	Cool in summer Warm in winter UV blocking Noise reducing	Kensington Windows Zamil Glass Traco

	Commercial buildings	Laminated (XIR)	Infrared reflecting UV blocking Cool in summer Noise reducing	Gulf Glass Industries Cristales Curvados

Window film	After-market installation	Solis/V-KOOL	Transmits up to 75% visible light	Globamatrix
		Huper Optik	Reflects up to 85% of infrared heat energy Infrared reflecting UV blocking Cool in summer Noise reducing	Huper Optik

Automotive glass products

Direct-to-glass sputtering for automotive windshields has not historically been well developed because of the need to bend the glass before it can be coated and then installed in an automobile. Coating flat glass and then bending it to match complex automobile designs is less difficult. Therefore, coating flat glass and then bending it is the method currently used by most windshield glass producers. Our sputter coated flexible substrates can be applied to windshields with different curvatures and incorporated into most in-line windshield production processes used by glass companies today.

Our XIR coated solar-control films are transparent, sputter-coated, polyester films used in laminated glass for automobiles. The films have a patented, transparent solar-control coating on one side and a proprietary adhesion-promotion layer on the other.

Our net revenues from sales of automotive glass products were $20.6 million, $20.3 million and $20.4 million in 2004, 2003 and 2002, respectively.

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

Silver reflecting films. Our silver reflecting film is a mirror-like product used as a reflector in LCD backlit screens and for mirrors in rear-projection TV systems.

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

Our net revenues from sales of electronic display products were $20.6 million, $19.0 million and. $26.6 million in 2004, 2003 and 2002, respectively.

Architectural glass products

Windows containing our Heat Mirror product have approximately two to five times the insulating capacity of conventional double-pane windows. They also provide high levels of solar shading while transmitting a high percentage of visible light. In addition, our products also offer ultra-violet protection and reduce noise and condensation build-up. Our products allow architectural glass manufacturers to improve insulation without adding numerous panes of glass that are impractical to lift and cannot be supported by a structure's frame. This drives the need for thin film inside the glass that is a high performance insulator at a fraction of the weight of the glass.

Suspended Heat Mirror films. Our Heat Mirror films provide a variety of shading and insulating properties as well as ultra-violet damage protection. Windows are the primary areas of heat loss in winter and a major source of heat gain in summer. Heat Mirror films, which are sold in rolls to window manufacturers, are suspended in the airspace between sealed double-pane residential and commercial windows. We have developed proprietary film-mounting technology, which we license to window fabricators. There are more than 50 Heat Mirror licenses in approximately 20 countries. We currently offer 12 different Heat Mirror films for architectural applications.

Laminated films. Our thin film coated flexible substrates are laminated between panes of glass and perform similarly to our XIR solar control films for automobiles. This film is currently sold primarily to fabricators of laminated window glass for large commercial building applications such as airports, office buildings, and museums. We have sold more than 20 licenses for this architectural film product in approximately 15 countries.

Our net revenues from sales of architectural products were $7.0 million, $6.3 million and $11.2 million in 2004, 2003 and 2002, respectively.

Window Film Products

Our Solis/V-KOOL and Huper Optik solar-control films for automotive glass and architectural glass aftermarket installation use our XIR and other patented coating technologies. These products are applied to existing windows and have a protective hard coat over the patented, transparent solar-control coating on one side and an adhesion layer on the other. Solis/V-KOOL and Huper Optik are sold through a worldwide distribution network of companies owned by or affiliated with Globamatrix.

Our net revenues from sales of window film products were $9.4 million, $7.7 million and $10.6 million in 2004, 2003 and 2002, respectively.

Sales and Marketing

Distribution channels

We sell our automobile and electronic display products primarily to OEMs in North America, Europe, the Middle East and Asia, principally through our own direct sales force and sales representatives. Mitsui Chemicals is our licensee and distributor for certain of our electronic products, and has exclusive manufacturing and distribution rights for certain of our electronic products using our proprietary sputtering technology.

We supply our Heat Mirror architectural products to approximately 50 insulated glass and window fabricators and distributors worldwide. Our proprietary mounting technology is licensed to our customers, who use special equipment for the manufacture of Heat Mirror-equipped windows. Our field services organization assists customers in the manufacture of Heat Mirror-equipped windows. In North America, we also promote our Heat Mirror product line through approximately 6 regionally based architectural glass sales representatives.

We sell our Solis/V-KOOL and Huper Optik aftermarket products for the automotive glass and architectural markets through a worldwide distribution network of companies owned by or affiliated with Globamatrix.

International revenues amounted to approximately 79%, 89% and 85% of our net revenues during 2004, 2003 and 2002, respectively. The principal foreign markets for our products in 2004 were Japan ($18 million) and France ($10 million).

Quality claims

We accept sales returns for quality claims on our products, which we believe are competitive for the markets in which those products are sold. The nature and extent of these quality claims depend on the product, the market, and in some cases the customer being served. We carry liability insurance. However, our insurance does not cover quality claims and there can be no assurance that our insurance will be sufficient to cover all product liability claims in the future or that the costs of this insurance or the related deductibles will not increase materially.

Customers

Our customers include many of the world's leading OEMs in the automotive glass and electronic display markets. Our customers in the OEM automotive glass market include Saint Gobain Sekurit, Pilkington PLC, and Asahi, which sell glass to automobile manufacturers including DaimlerChrysler, Renault, Audi, BMW, Volvo, Volkswagen and the PSA Group (which includes Peugot and Citroen). We currently have a supply agreement with Saint Gobain Sekurit, which runs through December 2005. Our failure to produce the required amounts of products under the agreement could result in penalties on future sales under the agreements.

Our customers in the electronic display market include Mitsui Chemicals, Berliner Glass and a number of other small accounts.

In 2004, our customers in the architectural market included approximately 50 fabricators of insulated glass units and laminated glass for architectural applications.

Our aftermarket applied film in the automotive and architectural glass markets is sold pursuant to an exclusive worldwide license in our distribution agreement with Globamatrix. Under the Agreement, which is scheduled to expire in 2011, Globamatrix agreed to purchase a set amount of our products during the term of the agreement subject to volume and quality standards. Our failure to produce required amounts of product under the agreement will result in penalties under which we would be required to reimburse Globamatrix for the full cost of any product not timely delivered. For each year after 2004 through and including 2011, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix is obligated to purchase at least $10.3 million from us in 2005.

A small number of customers have accounted for a substantial portion of our revenues. Our ten largest customers accounted for approximately 79%, 84% and 84% of our net revenues in, 2004, 2003 and 2002, respectively. During 2004, Mitsui Chemicals, Saint Gobain Sekurit, V-Kool and Pilkington PLC accounted for 28.4%, 17.8%, 11.4% and 10.9%, respectively, of our net revenues. During 2003, Mitsui Chemicals, Saint Gobain Sekurit, Pilkington PLC and V-Kool accounted for 21.4%, 17.2%, 13.7% and 10.0%, respectively, of our net revenues. During 2002, Saint Gobain Sekurit, Mitsubishi, Mitsui Chemicals and Pilkington PLC accounted for 18.7%, 18.0%, 15.7% and 10.8%, respectively, of our net revenues. Because of our fixed costs, the loss of, or substantial reduction in orders from, one or more of these customers would have a material adverse affect on our profitability and cash flow. The timing and amount of sales to these customers depends on sales levels and shipping schedules for the OEM products into which our products are incorporated. We have no control over the shipping dates or volume of products shipped by our OEM customers, and we cannot be certain that they will continue to ship products that incorporate our products at current levels or at all. In addition, we rely on our OEM customers to timely inform us of opportunities to develop new products that serve end-user demands.

Research and Development

Our research and development activities are focused upon the development of new proprietary products, thin film materials science, and deposition process optimization and automation and applied engineering. Our research and development expenditures totaled $3.2 million, $6.7 million and $7.7 million, or approximately 5.6%, 12.6% and 11.2% of total net revenues in 2004, 2003 and 2002, respectively.

Historically, our research and development efforts have been driven by customer requests for the development of new applications for thin film coated substrates. To meet the future needs of our customers, we continually seek to improve the quality and functionality of our current products and enhance our core technology. For example, in 2002 we began shipping production quantities and sizes of an anti-reflective film specifically designed for the liquid crystal display and plasma display panel markets that maintain optical clarity while reducing the reflection of ambient light to improve image quality. In 2003, we developed a new conductive film to satisfy Class B infrared shielding requirements for plasma display panels. In 2004, the Class B film was sold in substantial quantities for the first time for use in PDP televisions sets. We cannot guarantee that we will be successful in developing or marketing these applications or that our films will continue to meet the demanding requirements of the changing technology.

We are presently conducting a national search for a new Chief Technology Officer/Vice President of Engineering as well as for several new scientific and engineering positions.

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

Manufacturing

The table below provides information about our current production machines and the class of products that each is currently tooled to produce.

Machine Number	Location	Primary Markets For Current Production	Year Commercial Production Initiated	Estimated Annual Capacity (Millions of Sq. Ft.) (1)

PM 1	Palo Alto	Architectural	1980	none

PM 2	Palo Alto	Electronic display (currently not in use)	1982	6.0

PM 4A	Palo Alto	Automotive, architectural, electronic display and window film	1991	12.0

PM 4B	Palo Alto	Automotive, architectural, electronic display and window film	1991	12.0

PM 8	Dresden	Automotive, architectural, electronic display and window film	2000	16.0

PM 9	Dresden	Automotive, architectural, electronic display and window film	2001	16.0

PM 10	Dresden	Automotive, architectural, electronic display and window film	2003	16.0
_________________________________

(1) Estimated annual capacity represents our estimated yields based on our historical experience and anticipated product mix. The amount of product for which we receive orders and which we actually produce in any year may be materially less than these estimates.

We previously had three additional production machines located in Tempe, Arizona, which were used for electronic display and automotive product manufacturing. In December 2003, we ceased production on those machines and transferred ownership of two of the machines to a third party in connection with the settlement of litigation relating to the machines. We sold a third machine in the second quarter of 2004, and the majority of the proceeds were applied against the outstanding loan obligation owed to the holder of a lien on the machine. We also employ a wet coating and laminating machine, which is used to apply various topcoats and adhesives, and for lamination of liner films. This technology was utilized at our Tempe, Arizona manufacturing facility during 2003 and was moved to our Palo Alto, California manufacturing facility in the first half of 2004.

Our Dresden, Germany facility is ISO 9001/2000 certified.

Dresden, Germany facility

We own a production plant in Grossroehrsdorf, Germany, near the city of Dresden. The plant has three production machines and manufactures about 60% of our products. Southwall’s Dresden plant is a supplier of automotive and architectural energy management films used by glass companies to enhance the thermal performance of their products.

Environmental Matters

We use potentially hazardous materials in our research and manufacturing operations and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at both of our production facilities in compliance with applicable environmental laws. In addition, we have in place procedures that we believe enable us to deal properly with the gasses emitted in our production process, and we have implemented a program to monitor our past and present compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations may require us to make substantial expenditures for compliance with chemical exposure, waste treatment or disposal regulations.

Suppliers and Subcontractors

We manufacture our products using materials procured from third-party suppliers. We obtain certain of these materials from limited sources. For example, the substrate we use in the manufacture of the Heat Mirror product is currently available from only one qualified source, Teijin Limited, holder of approximately 3% of our common stock as of March 1, 2005. The substrates used in the manufacture of our anti-reflective film are currently available from only two qualified sources, Teijin and Dai Nippon Printing. The loss of these current sources could adversely affect our ability to meet our scheduled product deliveries to customers. In each case, alternative sources of supply are being pursued; however, it takes approximately 18 to 24 months for us to qualify a new supplier and we may not be able to successfully develop such sources.

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

Backlog

Our backlog primarily consists of purchase orders for products to be delivered within 90 days. As of February 28, 2005 and March 28, 2004, we had a backlog of orders able to be shipped over the next 12 months of approximately $7.6 million and $9.6 million, respectively. Some of these orders are not firm orders and are subject to cancellation. For these reasons, these orders may not be indicative of our future revenues.

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

Automotive glass market. Large, worldwide glass laminators typically have divisions selling products to the commercial flat glass industry and provide solar control products in the automotive OEM market. Several of these companies, such as PPG Industries, Pilkington PLC, Saint Gobain, Asahi, Guardian, and Glaverbel, have direct-to-glass sputtering capability. In addition, during 2001, 3M entered the automotive solar control market with an all-polymer film. Although this non-metallic film has the advantage of being completely corrosion resistant, its many layers may delaminate. We may also be subject to future competition from companies that are able to infuse glass with solar control properties. We estimate that in 2004 our coated substrates were used in less than 1% of the total worldwide automotive OEM glass produced.

Electronic display market. Competitors in the electronic display market include companies developing new coatings, such as wet coatings, for flat panel displays, as well as competitors who supply sputter coated films similar to those produced by us. Customers' selection of anti-reflective products is driven by quality, price and capacity. In addition, some of our current and potential customers are capable of creating products that compete with our products. We estimate that in 2004 our coated substrates were applied to less than 4% of the products in the worldwide, flat screen plasma display market.

Architectural glass market. Products that provide solar control and energy conservation have been available to this market for almost 20 years. Since our introduction of our Heat Mirror suspended film product in 1979, large glass producers, such as Guardian, PPG, Apogee Enterprises, Pilkington, Saint Gobain Sekurit, and Asahi, have produced their own direct-to-glass sputtered products that provide solar control and energy conservation similar to our Heat Mirror product. We estimate that in 2004 our coated substrates were used in less than 1% of the glass used worldwide in residential and commercial buildings.

Window film market. In the applied film segment of the market, companies such as 3M, Bekeart, CP Films (a subdivision of Solutia), and Lintec Inc. produce competitive solar control products that are widely accepted in the market.

Basis of competition

We believe we compete principally on the basis of:
•	Proprietary thin film sputtering process knowledge and control systems;
•	Our extensive thin film materials expertise and optical design capabilities;
•	Our state-of-the-art coating facility in a low-cost labor environment, which receives significant financial support from local and federal governments in Germany; and
•	Our ability to easily alter the format of our products, providing our customers with inventory versatility and higher production yields.

Employees

As of December, 31, 2004, we had 158 full-time and 5 part-time employees, of whom 16 were engaged in engineering, 109 in manufacturing, 12 in sales and marketing, and 26 in general management, finance and administration. We are highly dependent upon the continuing services of certain technical and management personnel. None of our U.S. employees is represented by a labor union. To our knowledge, none of our German employees are represented by a labor union. We consider our employee relations to be good.

ITEM 2. PROPERTIES

Our administrative, marketing, engineering and manufacturing facilities are located in three buildings totaling approximately 51,000 square feet in Palo Alto, California. The buildings in Palo Alto are occupied under leases that expire on December 31, 2005 and January 31, 2006. In addition, we are leasing a warehouse in South San Francisco, California totaling approximately 9,200 square feet. This lease expires on August 31, 2005. We own a 60,000 square foot building in Dresden, Germany, which we took possession of in May 2000. We expect to renew our leases in Palo Alto and believe that our current facility leases, when renewed, are sufficient for our needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is named as a defendant, along with Bostik, Inc., in an action captioned WASCO Products, Inc. v. Southwall Technologies, Inc. and Bostik, Inc., Div. Action No. C 02 2926 SBA, which was filed in Federal District Court for the Northern District of California on June 18, 2002. We were served with the Complaint in this matter on July 1, 2002. The plaintiff filed the matter as a class action on behalf of all entities and individuals in the United States who manufactured and/or sold and warranted the service life of insulated glass units manufactured between 1989 and 1999, which contained Southwall Heat Mirror film and were sealed with a specific type of sealant manufactured by Bostik, Inc. The plaintiff alleged that the sealant provided by Bostik, Inc. was defective, resulting in elevated warranty replacement claims and costs. The plaintiff asserted claims against us for breach of an implied warranty of fitness, misrepresentation, fraudulent concealment, negligence, negligent interference with prospective economic advantage, breach of contract, unfair business practices and false or misleading business practices. The plaintiff sought recovery on behalf of the class of $100 million for damages allegedly resulting from elevated warranty replacement claims, restitution, injunctive relief, and non-specific compensation for lost profits. By Order entered December 22, 2003, the Court dismissed all claims against us. The plaintiff has filed a notice of appeal to the Ninth Circuit Court of Appeals. Our insurance carriers under reservation of rights are paying a percentage of our defense costs.

We are a defendant in the action captioned Four Seasons Solar Products Corp. v. Black & Decker Corp., Bostik, Inc. and Southwall Technologies Inc., No. 5 CV 1695, in the United States District Court for the Eastern District of New York. Plaintiff was a manufacturer of insulated glass units, which incorporate Heat Mirror film. Plaintiff alleged that a sealant produced by a co-defendant is defective, asserts causes of action for breach of contract, unfair competition, and fraudulent concealment, and sought monetary damages of approximately $36 million for past and future replacement costs, loss of customer goodwill, and punitive damages against all defendants. On April 8, 2003, the Court issued an order granting final judgment in our favor. Four Seasons filed a Notice of Appeal. On appeal, the judgment in our favor was affirmed. Our insurance carriers under reservation of rights paid a percentage of our defense costs.

The insurance carriers in some of the litigation related to allege product failures and defects in window products manufactured by others in which we were a defendant in the past paid the defense and settlement costs related to such litigation. Those insurance carriers reserved their rights to recover a portion or all of such payments from us. As a result, those insurance carriers could seek from us up to an aggregate of $12.9 million plus defense costs, although any such recovery would be restricted to claims that were not covered by our insurance policies. We intend to vigorously defend any attempts by these insurance carriers to seek reimbursement. We are not able to estimate the likelihood that these insurance carriers will seek to recover any such payments, the amount, if any, they might seek, or the outcome of such attempts.

In addition, we are involved in certain other legal actions arising in the ordinary course of business. We believe, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 5, 2004, we held our Annual Meeting of Stockholders. The following matters were voted upon:

1.	Our stockholders elected William A. Berry, George Boyadjieff, Thomas G. Hood, Jami K. Nachtsheim, Joseph B. Reagan and Walter C. Sedgwick as directors to serve for the ensuing year.

The vote for each director was as follows:

Director	For	Withheld
William A. Berry	11,309,711	544,557
George Boyadjieff	11,309,711	544,557
Thomas G. Hood	11,290,611	563,657
Jami K. Nachtsheim	11,304,711	549,557
Joseph B. Reagan	11,250,411	603,857
Walter Sedgwick	11,311,211	543,057

There were no votes abstaining, nor were there any broker non-votes, in the selection of directors.

2.
Our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 and the total number of authorized shares of capital stock from 25,000,000 to 55,000,000. The proposal passed with 10,956,991 votes "FOR", 848,716 votes "AGAINST", 48, votes "WITHHELD", 49,561 votes "ABSTAINING", and none broker non- votes.

3.
Our stockholders approved an amendment to our 1997 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance under such plan from 2,150,000 to 6,150,000 and to eliminate the evergreen provisions that automatically on the first day of each year increased the number of shares available for issuance. The proposal passed with 4,436,441 votes "FOR", 1,734,464 votes "AGAINST", 22,661 votes "ABSTAINING", and 5,660,702 broker non-votes.

4.
Our stockholders approved our 1998 Stock Plan for Employees and Consultants, which was originally adopted by our Board of Directors in August 1998. On March 25, 2004, we adopted an amendment to our 1998 Stock Plan for Employees and Consultants to increase the number of shares of common stock reserved for issuance under such plan from 1,150,000 to 2,400,000 and to eliminate the evergreen provisions that automatically on the first day of each year increased the number of shares available for issuance. The proposal passed with 4,459,971 votes "FOR", 1,712,334 votes "AGAINST", 21,261 votes "ABSTAINING", and 5,660,702 broker non-votes.

Executive Officers of Registrant

The names, ages and positions of our current executive officers are as follows:

Name	Age	Position

Thomas G. Hood	49	President, Chief Executive Officer and Director
Maury Austin	47	Senior Vice President and Chief Financial Officer and Secretary
Sicco W.T. Westra	54	Vice President, Business Development
Wolfgang Heinze	56	Vice President, General Manager Southwall Europe GmbH
Dennis Capovilla	45	Vice President, Sales and Marketing

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

Maury Austin has been our Chief Financial Officer and Secretary since February 2004. From 2000 until 2003, he served as Chief Financial Officer for Vicinity Corporation, a supplier of products that enable businesses and governments to market local availability of their products. From 1999 until 2000, he served as the Chief Financial Officer of Symmetricom, Inc., a supplier of atomic clocks and network synchronization and timing solutions. From 1997 until 1999, he served as the Chief Financial/Operating Officer of Flashpoint Technology, Inc., a provider of software for digital photography and imaging devices. He also held a variety of senior positions at General Electric and Apple Computer between 1980 and 1997, last serving in the post of Apple’s Vice President and General Manager of the Imaging Division. Mr. Austin holds an MBA from Santa Clara University and a B.S. in Business Administration from University of California at Berkeley.

Sicco W. T. Westra has been Vice President, Business Development since June 2002. From August 1998 until June 2002, he was the Senior Vice President, Engineering and Chief Technical Officer of Southwall. From February 1998 until August 1998, he served as the Director of Global Production Management for Applied Materials, Inc., a provider of products and services to the semiconductor industry. From March 1994 to August 1998, he served as a Manager of Business Development for BOC Coating Technology, Inc., a manufacturer of sputter- coating equipment. Dr. Westra holds a PhD. from the University of Leiden in the Netherlands.

Wolfgang Heinze joined Southwall in January 1999 as Plant Manager of our Dresden factory. In December 2000, Mr. Heinze was promoted to the position of Vice President, General Manager Southwall Europe GmbH. Prior to joining Southwall; Mr. Heinze had been the Chief Executive Officer of FUBA Printed Circuits, GmbH, a manufacturer of printed circuit boards, from February 1991 to April 1998. Mr. Heinze has a MD of Commercial Science from the Technical University in Merseburg, Germany.

Dennis Capovilla joined Southwall in July 2003. Mr. Capovilla came to Southwall from Palm, Inc., a manufacturer of personal digital assistant devices, where he was the Vice President, Enterprise sales since 2002. From 1997 to 2002 he was with FATBRAIN, LLC, an e-commerce provider of books and information products, as the President and Chief Executive Officer from 2000-2002, the President and Chief Operating Officer from 1999 to 2000, and the VP of Sales and Business Development from 1997-1999. From 1993-1997, Mr. Capovilla was with Apple Computer, Inc., a computer manufacturer, as the Director, Americas Imaging Division and Worldwide Printer Supplies (1996-1997), Manager Printer Supplies Business unit (1995-1996) and as Worldwide Product Marketing Manager, Imaging Systems (1993-1995). Prior, Mr. Capovilla held various Sales and Marketing Management positions with Versatec, Inc. and Xerox Corporation. Mr. Capovilla holds a B.S. in Marketing from the University of Santa Clara.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSURER'S PURCHASE OF EQUITY SECURITIES

Our common stock is traded on the Over-the-Counter Bulletin Board Market under the symbol "SWTX.OB". From the completion of our initial public offering in June 1987 until March 26, 2004, our common stock was traded on the NASDAQ National Market System. Effective March 26, 2004, we voluntarily de-listed from NASDAQ and applied to begin trading on the Over-the-Counter Bulletin Board Market. Due to the structure of the recent transaction in which we issued convertible promissory notes and warrants, as further described below, we were no longer in compliance with certain NASDAQ listing requirements. We felt that a voluntary delisting from NASDAQ and move to the Over-the-Counter Bulletin Board Market would provide the best option to our stockholders by retaining liquidity in our common stock. Prices in the following table represent the high and low closing sales prices per share for our common stock as reported by NASDAQ and Over-the-Counter Bulletin Board Market during the periods indicated.

	High	Low
2003
1st Quarter	$3.35	$1.01
2nd Quarter	1.39	0.82
3rd Quarter	2.63	1.04
4th Quarter	2.38	0.80
2004
1st Quarter	$2.09	$0.98
2nd Quarter	0.94	0.40
3rd Quarter	0.85	0.48
4th Quarter	1.72	0.48

On March 1, 2005, the last reported sale price for our common stock as reported on the Over-the-Counter Bulletin Board Market was $1.30 per share. On such date, there were approximately 294 holders of record of our common stock, and we believe there were approximately 3,000 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. The Series A 10% Redeemable Preferred Stock is entitled to cumulative dividends of 10% per year, payable at the discretion of our Board of Directors. We currently intend to retain future earnings, if any, to fund the expansion and growth of our business. Furthermore, payment of cash dividends on our common stock is prohibited without the consent of our Series A 10% Redeemable Preferred shares, and payment of cash dividends on any series of our capital stock is prohibited by our credit facilities with our senior lender, Pacific Business Funding.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of and for each of the five years ended December 31, 2004 are derived from our audited consolidated financial statements. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statements of Operations Data:
	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Net revenues	$57,573	$53,326	$68,759	$82,976	$85,348
Cost of revenues	36,787	45,914	49,614	60,148	69,060

Gross profit	20,786	7,412	19,145	22,828	16,288

Gross profit %	36.1%	13.9%	27.8%	27.5%	19.1%

Operating expenses:
Research and development	3,199	6,714	7,685	5,456	6,732
Selling, general and administrative	10,217	12,348	12,450	11,036	12,614
Legal settlement	--	--	--	--	536
Restructuring costs	--	(65)	2,624	--	--
Impairment charge (recoveries) for long-lived assets	(1,513)	27,990	--	--	--

Total operating expenses	11,903	46,987	22,759	16,492	19,882

Income (loss) from operations	8,883	(39,575)	(3,614)	6,336	(3,594)

Interest expense, net	(2,206)	(1,590)	(1,734)	(2,872)	(2,808)
Costs of warrants issued	(6,782)	(865)	--	--	--
Other income, net	534	419	1,070	1,385	350

Income (loss) before provision for (benefit from) income taxes	429	(41,611)	(4,278)	4,849	(6,052)

Provision for (benefit from) income taxes	614	681	(87)	214	128

Net income (loss)	$(185)	$(42,292)	$(4,191)	$4,635	$(6,180)

Net income (loss) per share:
Basic	$(0.01)	$(3.37)	$(0.40)	$0.58	$(0.81)
Diluted	$(0.01)	$(3.37)	$(0.40)	$0.57	$(0.81)

Weighted average shares used in computing net income (loss) per share:

Basic	14,589	12,537	10,418	8,032	7,642
Diluted	14,589	12,537	10,418	8,186	7,642

Consolidated Balance Sheet Data:
	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Cash, cash equivalents and restricted cash	$5,233	$1,891	$2,629	$3,362	$61
Working capital (deficit)	6,528	(4,210)	588	(6,471)	(32,148)
Property, plant and equipment	21,110	21,787	50,251	47,841	49,884
Total assets	44,947	41,721	76,582	73,158	80,462
Term debt and capital leases including current
portion	13,107	15,700	16,752	22,828	26,430
Total liabilities	30,374	40,000	36,108	46,706	60,324
Preferred stock	4,810	--	--	--	--
Total stockholders' equity	9,763	1,721	40,474	26,452	20,138

Selected Cash Flow Data:
	Years Ended December 31,
	2004	2003	2002	2001	2000
(in thousands)

Net cash provided by (used in) operating activities	$3,830	$(2,990)	$(2,824)	$13,792	$1,188
Net cash provided by (used in) investing activities	1,261	(2,775)	(6,014)	(5,698)	(12,855)
Net cash provided by (used in) financing activities	(2,249)	5,548	7,679	(4,628)	9,994

Quarterly Financial Data:

The following table sets forth consolidated statements of operations data for the eight fiscal quarters ended December 31, 2004. This information has been derived from our unaudited consolidated financial statements and has been prepared on the same basis as our audited consolidated financial statements contained in this report. It includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our audited financial statements and related notes. Operating results for any quarter are not necessarily indicative of results for any future period. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

Selected Quarterly Financial Information (Unaudited):
	Quarters Ended
	Mar. 28,	Jun. 27,	Sep. 26,	Dec. 31,
	2004	2004	2004	2004
	(in thousands, except per share amounts)
Net revenues	$11,067	$14,548	$15,932	$16,026
Gross profit	2,601	5,612	5,780	6,793

Income (loss) before provision for (benefit from) income taxes	(6,335)	1,529	1,834	3,401
Net income (loss)	$(6,690)	$1,186	$2,132	$3,187

Net income (loss) per share:
Basic	$(0.53)	$0.09	$0.17	$0.16
Diluted	$(0.53)	$0.04	$0.07	$0.10

Weighted average shares used in computing net income (loss) per share:

Basic	12,548	12,548	12,550	20,327
Diluted	12,548	31,416	31,218	32,697

	Quarters Ended
	Mar. 30,	Jun. 29,	Sep. 28,	Dec. 31,
	2003	2003	2003	2003
	(in thousands, except per share amounts)
Net revenues	$15,221	$15,328	$11,902	$10,875
Gross profit (loss)	3,038	2,923	1,664	(213)

Loss before provision for (benefit from) income taxes	(1,644)	(1,537)	(22,684)	(15,746)
Net loss	$(1,659)	$(1,713)	$(22,781)	$(16,139)

Net loss per share:
Basic and diluted	$(0.13)	$(0.14)	$(1.82)	$(1.29)

Weighted average shares used in computing net loss per share:
Basic and diluted	12,527	12,532	12,542	12,544

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, "Selected Consolidated Financial Data", our consolidated financial statements and notes thereto appearing elsewhere in this report and the risk factors beginning on page 31. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a global developer, manufacturer and marketer of thin film coatings on flexible substrates for the automotive glass, electronic display, architectural glass and window film markets. We have developed a variety of products that control sunlight in automotive glass, reduce light reflection, reduce electromagnetic radiation and improve image quality in electronic display products and conserve energy in architectural products. Our products consist of transparent solar-control films for automotive glass; anti-reflective films for computer screens, including flat panel displays, plasma displays; and transparent conductive films for use in touch screen and liquid crystal displays; energy control films for architectural glass; and various other coatings.

Our cash and cash equivalents increased by $3.4 million from $1.2 million at December 31, 2003 to $4.5 million at December 31, 2004. Cash provided by operating activities increased by $6.8 million from $3.0 million used in operations in 2003, to $3.8 million provided by operations in 2004. The increase in cash provided by operating activities during 2004 was primarily the result of a reduction in our net loss for the year and $6.8 million associated with the issuance of warrants to investors and creditors, which was partially offset by the decrease in accounts payable and accrued liabilities. Cash provided by investing activities increased by $4.0 million from $2.8 million used in investing activities in 2003, to $1.3 million provided by investing activities in 2004. The increase in cash provided by investing activities was primarily was due to the sale of fixed assets during the year and a decrease in expenditures for property, plant, equipment and other assets. Cash used in financing activities decreased by $7.8 million from $5.5 million provided by financing actives in 2003, to $2.2 million used in financing activities in 2004. The decrease was the result of debt repayments, partially offset by the proceeds we received from the sales of our convertible notes.

We have experienced a significant reduction in our annual revenues from 2000 to 2003, but our annual revenues increased in 2004. We expect revenues will continue to increase in 2005 due to an improved economy. Demand for our customers' products, which has a significant effect on our results, has changed rapidly from time to time in the past and may do so in the future. For example, as a result of changing demand in the personal computer industry from 1999 through 2003, our electronic display revenues rose from $16.0 million in 1999 to $47.7 million in 2000 then declined to $29.7 million, $26.6 million and $19.0 million in 2001, 2002, and 2003, respectively, and increased to $20.6 million in 2004. Similarly, revenues from our automotive segment rose from $20.2 million in 2000, to $37.4 million in 2001, and declined to $20.4 million, $20.3 million and $20.6 million in 2002, 2003 and 2004, respectively, because of competition from alternative technology solutions. Demand for our products can also be affected when the markets for the products in which our films are used evolve to new technologies, such as the evolution from cathode ray tubes, or CRTs, to flat panel displays.

Recent Financing and Related Transactions

Overview

On December 18, 2003, in order to raise cash to fund our operations and continue as a going concern, we entered into an investment agreement with Needham & Company, Inc., Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P., (together referred to as “Needham Company and its Affiliates”) and Dolphin Direct Equity Partners, LP (collectively with Needham Company and its Affiliates, the investors). On January 19, 2004, due to the structure of the transaction contemplated by the investment agreement, we did not have enough authorized and un-issued shares to satisfy the existing commitments had all outstanding warrants been exercised thereby triggering liability classification for all outstanding warrants. We measured and re-measured the fair value of the warrants at the issuance dates and each subsequent quarter end based on a methodology used by a third party until our stockholders approved the increase of the number of authorized shares of our common stock in the fourth quarter of 2004.

On February 20, 2004, we amended and restated the investment agreement and issued $4.5 million of Secured Convertible Promissory Notes that were convertible into our Series A 10% Cumulative Convertible Preferred Stock, par value $0.001 per share, or the Series A shares, at a conversion price of $1.00 per share, together with warrants initially exercisable for 13,881,535 shares of our common stock at a nominal exercise price. Each of the Series A shares is convertible into common stock at any time at the option of the holder at a conversion price of $1.00 per share, subject to adjustment, plus accumulated but unpaid dividends. The securities issued were exempt from registration under Regulation D of the Securities Act of 1933, as amended.

On October 5, 2004, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 and the total number of authorized shares of capital stock from 25,000,000 to 55,000,000. This provided us with sufficient number of available shares to cover all possible future conversions and exercises of all outstanding notes and warrants. We reclassified $8.1 million of accrued warrant liability from other long term liabilities to additional paid in capital in the fourth quarter of 2004 in connection with the stockholder approval.

On November 4, 2004, Needham Company and its Affiliates received a total of 9,155,379 shares of our common stock upon the exercise of warrants. In exercising the warrants, the Needham entities elected to use a “cashless exercise option” in which 98,977 of the shares underlying the warrants were surrendered in lieu of paying in cash the exercise price. The warrants were originally exercisable for 9,254,356 shares of our common stock at an exercise price of $0.01 per share of common stock. The value of the 98,977 shares of common stock surrendered was based upon the average trading price on November 3, 2004 of our common stock on the Over-the-Counter Bulletin Board Market.

On November 24, 2004, Dolphin Direct Equity Partners, LP exercised warrants to purchase a total of 4,627,179 shares of our common stock. Dolphin paid approximately $46,000 in cash as the exercise price.

On December 31, 2004, Needham Company and its Affiliates and Dolphin Direct Equity Partners, LP elected to convert all outstanding principal of, and accrued but unpaid interest on, their Secured Convertible Promissory Notes into Series A shares. The Secured Convertible Promissory Notes by their terms were convertible at the option of the holders into Series A shares at a rate of one share for each $1.00 of principal or interest converted. The aggregate principal amount of the Secured Convertible Promissory Notes was $4,500,000 and interest accrued thereon as of the time of conversion was $392,500. The aggregate number of shares of Series A shares issued as a result of the conversion was 4,892,500. In particular, Needham Company and its Affiliates received 3,261,667 shares and Dolphin Direct Equity Partners, LP received 1,630,833 shares.

Background.

During 2003, we experienced a significant decline in sales which led to a significant deterioration in our working capital position, which raised concerns about our ability to fund our operations and continue as a going concern in the short term and our ability to meet obligations coming due over the following few years.

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

The primary elements of management's restructuring plan included:

•	Shutting down a majority of our domestic manufacturing and transferring that production to our Dresden, Germany facility;

•	Beginning a series of staggered layoffs;

•	Arranging new payment terms with all major creditors and vendors to extend or reduce our payment obligations;

•	Accelerating our cash collections;

•	Reducing our operating expenses and inventory levels; and

•	Minimizing our capital expenditures.

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

After reviewing and seeking to negotiate revisions to all of the proposals submitted, the Board determined on November 10, 2003 to proceed with the Needham & Company, Inc., or Needham, offer. We entered into a non-binding letter of intent with Needham on November 11, 2003 to sell $3.0 million of Series A shares at a price of $1.00 per share. Needham also agreed to guarantee up to $2.0 million of additional borrowing under our existing Domestic Factoring Agreement with our senior lender, PBF. In connection with the guarantee and the sale of the Series A shares, we agreed to issue warrants to Needham exercisable for a number of shares of our common stock equal to 10% of the total shares then outstanding, at a nominal exercise price. During the negotiations of the investment agreement, the parties agreed to increase the aggregate number Series A shares to be sold to 4.5 million. The parties also increased the guarantee to $3.0 million and determined that it would apply to a new line of credit facility with PBF. In connection with the new credit facilities with our senior lender, PBF, we issued warrants to PBF that may be exercised to acquire up to 360,000 shares of common stock at an initial exercise price of $0.01 per share. All other terms of these warrants mirrored the terms of the warrants issued to the Investors.

On December 18, 2003, we entered into the investment agreement with the Investors. Under the terms of the investment agreement, Needham agreed to issue the guarantees of our new line of credit facility in two separate tranches of $2.25 million and $750,000, respectively, and the Investors agreed to purchase the Series A shares in two separate tranches of $1.5 million and $3.0 million, respectively. The new borrowings and the purchase of each equity tranche were subject to certain conditions, including, among other things, the receipt of concessions from creditors and landlords, the completion by us of certain restructuring actions and the achievement of cash flow break-even at quarterly revenue levels below those of the third quarter of 2003. Needham executed a guarantee of up to $2.25 million under the new line of credit facility on December 18, 2003, and received a warrant to purchase 941,115 shares of our common stock, approximately 7.5% of our total shares currently outstanding at an exercise price of $0.01. On January 15, 2004, Needham executed a guarantee with respect to an additional $750,000 under the new line of credit and received an additional warrant to purchase 941,115 shares of common stock at an exercise price of $0.01.

On February 20, 2004, the parties amended and restated the investment agreement to provide that we would issue and sell to the Investors an aggregate of $4.5 million of our Secured Convertible Promissory Notes in one tranche instead of Series A shares in two separate tranches. Under the investment agreement, we were also required to issue additional common stock warrants to the Investors as anti-dilution protection for the issuance of debt and equity by us as part of the restructuring of our obligations to creditors. In connection with the sale of the Secured Convertible Promissory Notes and honoring the Investors' anti-dilution protection, on February 20, 2004 we issued warrants to the Investors to purchase a total of 10,305,297 shares of our common stock at an exercise price of $0.01, approximately 82.1% of our total shares then outstanding.

At December 31, 2004, Needham Company and Affiliates and Dolphin Direct Equity Partners, LP own 34.6% and 17.5%, respectively, of our outstanding common stock. In addition, if Needham Company and its Affiliates and Dolphin had converted their Series A shares into common stock at December 31, 2004, they would have owned 39.6% and 19.9%, respectively, of our outstanding common stock.

Material Terms of the Series A Shares

Our Series A shares have the following terms:

•
Dividends. Each of the Series A shares have a stated value of $1.00 and are entitled to a cumulative dividend of 10% per year, payable at the discretion of the Board of Directors. Dividends on the Series A shares accrue daily commencing on the date of issuance and are deemed to accrue whether or not earned or declared and whether or not there are profits, surplus or other funds legally available for the payment of dividends. Accumulated dividends, when and if declared by the Board, will be paid in cash.

•
Restrictions. So long as any Series A shares are outstanding, unless all accrued dividends on all Series A shares have been paid, we are prohibited from taking certain actions, including redeeming or purchasing shares of our common stock and paying dividends on our common stock.

•
General Voting Rights. Except under certain circumstances or as otherwise provided by law, the holders of Series A shares have no voting rights. The approval of the holders of a majority of the Series A shares voting separately as a class will be required to effect certain corporate actions.

•
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

•
Conversion . Each of the Series A shares is convertible into common stock at any time at the option of the holder. Each of the Series A shares is convertible into a number of shares of common stock equal to the sum of its stated value plus any accumulated but unpaid dividends, divided by the conversion price of the Series A shares. The conversion price of the Series A shares is $1.00 per share and is subject to adjustment in the event of any stock dividend, stock split, reverse stock split or combination affecting such shares. The Series A shares also have anti-dilution protection that adjusts the conversion price downwards using a weighted-average calculation in the event we issue certain additional securities at a price per share less than the closing price per share of our common stock on any stock exchange on which our common stock is listed. Each Series A share is initially convertible into one share of common stock. If the closing price of our common stock on any stock exchange on which our common stock is listed is $4.00 or more per share (subject to appropriate adjustment if a stock split, reverse split or similar transaction is effected) for 30 consecutive days, all outstanding Series A shares shall automatically be converted.

•	Redemption. The Series A shares are not redeemable.

Agreements with Major Creditors

Teijin Limited. Teijin Limited, or Teijin, previously guaranteed our outstanding debt owed to UFJ Bank Limited (formerly known as Sanwa Bank Limited). On November 5, 2003, we defaulted on this debt and Teijin honored its guarantee by satisfying the obligation. Under the terms of Teijin's guarantee, we were obligated to immediately repay the amounts paid by Teijin. As part of the restructuring plan, we entered into an agreement with Teijin in January 2004 to satisfy Teijin's claim. The agreement included a payment schedule that spread the payments out over a period of four years until 2008. The obligations owed to Teijin will not accrue interest if paid according to the payment schedule. Teijin previously held a security interest in one of our production machines, which they have released. In June 2004, we sold the production machine and portions of the proceeds of such sale were applied against the outstanding obligation with Teijin. Our remaining obligations to Teijin of $0.4 million at December 31, 2004 are guaranteed by our subsidiary, Southwall Europe GmbH. In February and March 2005, the Company paid $0.1 million and $0.3 million, respectively, of the remaining debt to Teijin. See Note 14, Subsequent Events.

Judd Properties, LLC. In January 2004, we reached an agreement with Judd Properties, LLC, or Judd, to modify our obligations under the lease for our executive offices. We agreed to a payment schedule that extends our obligations and provides us with options to extend the lease. We further agreed to issue a warrant issuable for 4% of our capital stock on a fully diluted basis to be held in an escrow account as security for our obligations in the event we fail to restore the property in accordance with the original lease terms upon our departure from the premises. Upon our departure, if we fail to restore the property in accordance with the original lease the warrant will be released to Judd. The warrant is exercisable for 1,410,426 shares of our common stock at a nominal exercise price. The other terms of the warrant mirror the terms of the warrants issued to the Investors. Judd will hold certain registration rights with respect to the warrant shares. Because we did not have available enough authorized shares of common stock to issue upon exercise of the warrant, we were required to issue a letter of credit in the amount of $1.0 million to be held by Judd as security for our obligations until such time as the requisite number of authorized shares are approved by our stockholders on the condition that we are in compliance with the settlement agreement. The letter of credit is collateralized by $1.0 million of our cash, which will not be released by the bank that issued the letter of credit until Judd releases the letter of credit. Following the approval of the charter amendment by our stockholders, Judd maintained that we were not fully in compliance with the settlement agreement and refused to release the letter of credit. Judd continues to hold the letter of credit pending the resolution of discussions regarding the restoration of the property. Under the terms of the agreement, we will renegotiate the current terms of our lease in June 2005. At December 31, 2004, our accrued liability to Judd Properties LLC was approximately $0.9 million.

Portfolio Financial Servicing Company, Bank of America and Lehman Brothers. On February 20, 2004, we entered into a settlement agreement with Portfolio Financial Services, Bank of America and Lehman Brothers, which extinguished a claim arising out of sale-leaseback agreements, which we entered into in connection with the acquisition of two of our production machines. As part of the settlement, we agreed to pay a total of $2.0 million plus interest over a period of 6 years. The settlement required us to make an interest payment in 2004, and beginning in 2005, we will make quarterly principal and interest payments until 2010. We also agreed to return the production machines in question. If we fail to make the required payments, Portfolio Financial Services, Bank of America and Lehman Brothers may enter a confession of judgment against us in the amount of $5.9 million.

Richard A. Christina and Diane L. Christina Trust. On December 1, 2003, we reached an agreement with the Richard A. Christina and Diane L. Christina Trust (the "Trust") to modify the lease agreement for a building located in Palo Alto, California. Under the terms of the agreement we agreed to the Trust's claim for damages in the amount of $0.3 million. At December 31, 2004, our accrued liability to the Trust was approximately $0.3 million.

Other Factors Affecting Our Financial Condition and Results of Operations

Restructuring activities. As a consequence of the decline in our revenues and negative cash flows, we implemented several cost cutting and business restructuring activities during 2003 and 2004. These activities, which included employee layoffs and the closure of several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. During the fourth quarter of 2003 and the first quarter of 2004, we agreed to new payment terms with all of our major creditors and vendors, which extended or reduced our payment obligations. We also entered into the investment agreement described above pursuant to which we issued $4.5 million of convertible promissory notes and warrants to investors. The convertible promissory notes were converted to Series A shares and the warrants were exercised for shares of common stock in the fourth quarter of 2004. Our existing line of credit facility will expire on May 5, 2005, and we will need to renew our credit line or replace it.

Voluntary Delisting from Nasdaq. Effective March 26, 2004, we voluntarily delisted from the Nasdaq National Market and applied to begin trading on the Over-the-Counter Bulletin Board Market. Due to the structure of the transaction contemplated by the investment agreement, we were no longer in compliance with certain NASDAQ listing requirements. We felt that a voluntary delisting from NASDAQ and a move to the Over-the-Counter Bulletin Board Market would provide the best option to our shareholders by retaining liquidity in our common stock.

Demand for our customers' products. We derive significant benefits from our relationships with a few large customers and suppliers. Our revenues and gross profit can increase or decrease rapidly reflecting underlying demand for the products of one or a small number of our customers. We may also be unable to replace a customer when a relationship ends or demand for our product declines as a result of evolution of our customers’ products.

In 1999, we began our relationship with Mitsubishi Electric Company, or Mitsubishi, which accounted for 1%, 9% and 18% of our total revenues in 2004, 2003 and 2002, respectively. The decrease in sales to Mitsubishi was due to Mitsubishi’s ceasing production of their 17-inch CRT Monitor, and this decrease in revenues was a significant contributing factor in the decline in our revenues in 2003 as compared to 2002.

In 1999, we expanded our relationship with customers in the automotive glass market, including Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 45%, 45% and 37% of our total revenues in 2004, 2003 and 2002, respectively.

In September 2003, we entered into an amendment of the agreement with Globamatrix to materially reduce the quantity of product they are required to purchase from us. The adjustment was due to certain events beyond the control of the parties, including the Asian SARs epidemic, which affected the demand for our film products distributed by Globamatrix. The amendment provided that Globamatrix was required to purchase at least $7.6 million of product in 2003 (rather than $13.25 million as required in the original distribution agreement). In December 2003, the distribution agreement was further amended to set Globamatrix's 2004 minimum purchase commitments at $9.0 million. Under the original distribution agreement, Globamatrix had been required to purchase at least $15.25 million of product in 2004. For each year after 2004 through and including 2011, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. For the year ended December 31, 2004, Globamatrix is obligated to purchase $10.3 million of products in 2005.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. From 2000 to 2004, our sales returns provision has averaged approximately 3.5% to 4.7% of gross revenues. In 2002, we had certain quality claims with respect to products produced for Globamatrix, which reduced our gross profit by approximately $1.5 million.

Restructuring costs. Based on lower revenue expectations, in December 2002, we transferred most of our product manufacturing from our Palo Alto manufacturing site to our Tempe and Dresden manufacturing facilities, which have lower cost structures. In addition, we implemented a reduction in force at our Palo Alto location in December 2002, and consolidated our Palo Alto facilities. As a result, we incurred a restructuring charge of $2.6 million in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto that would no longer be occupied. Of the $2.6 million, approximately $0.2 million of the restructuring costs were paid in fiscal 2002. During the first quarter of 2003, we recorded a $65,000 reduction to our restructuring accrual as a result of modifications to the severance packages of certain employees. In the second quarter of 2003, we implemented a reduction in force in our Tempe and Palo Alto locations. As a result, we incurred a charge and made cash payments of $0.1 million relating to employee severance packages, which is recorded in cost of sales. During the fourth quarter of fiscal 2003, we implemented another reduction-in-force as well as closed our Tempe manufacturing facility; however, no restructuring charges were incurred in the fourth quarter of 2003. We also did not incur restructuring charges during the year ended December 31, 2004.

Impairment charge for long-lived assets. During 2003, we experienced shortfalls in revenue compared to our budgeted and forecasted revenues. In addition, in the third quarter of 2003, we determined that due to reduced demand for our products, anticipated revenues through the remainder of 2003 and 2004 would be substantially below historical levels. As our U.S. operations have a higher operating cash break-even point compared to our Dresden operations, we believed that the lower than anticipated revenues indicated that an impairment analysis of the long-lived assets of our U.S. operations was necessary at September 28, 2003. Subsequently, in the fourth quarter of 2003, as a result of our decision to close the Tempe operation, we concluded that a further impairment analysis of the long-lived assets of the U.S. operation was necessary at December 31, 2003. Our evaluation concluded that an impairment charge was required to write down the carrying amount of our long-lived assets to their fair market values of $19.4 million and $8.6 million for the periods ended September 28, 2003 and December 31, 2003, respectively. During 2004, we sold one of our impaired long-lived assets and recovered approximately $1.5 million.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets and liabilities we report, our disclosure of contingencies, and the amounts of revenue and expenses we report in our consolidated financial statements. If we used different judgments or different estimates, there might be material differences in the amount and timing of revenues and expenses we report. See Note 1 of our notes to consolidated financial statements for details of our accounting policies. The critical accounting policies, judgment and estimates, which we believe have the most significant effect on our consolidated financial statements, are set forth below:

•	Revenue recognition;
•	Allowances for doubtful accounts and sales returns;
•	Valuation of inventories;
•	Assessment of the probability of the outcome of current litigation;
•	Restructuring costs;
•	Impairment charge for long-lived assets; and
•	Accounting for income taxes.

Revenue recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Accordingly, we generally recognize revenue from product sales when the terms of sale transfer title and risk of loss, which occurs either upon shipment or upon receipt by customers. In connection with product sales, we make allowances for estimated returns and allowances. We adjust these allowances periodically to reflect our actual and anticipated experience. If any of these conditions to recognize revenue are not met, we defer revenue recognition.

Allowances for doubtful accounts and sales returns. We establish allowances for doubtful accounts and sales returns for specifically identified, as well as anticipated, doubtful accounts and product quality claims based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment and sales returns experience. As of December 31, 2004, our consolidated balance sheet included allowances for doubtful accounts of $0.3 million and $2.7 million for sales returns and warranties. As of December 31, 2003, our consolidated balance sheet included allowances for doubtful accounts of $0.8 million and $1.9 million for sales returns. During 2004, 2003 and 2002, we recorded sales return costs of $2.4 million, $2.5 million and $2.2 million, respectively. Bad debt expenses were $0.3 million, and $0.3 million during 2003 and 2002, respectively. We incurred a credit of $0.5 million in bad debt expense in 2004 as a result of reducing our allowance for doubtful accounts to a more acceptable amount. If our actual bad debt and product quality costs differ from estimates or we adjust our estimates in future periods, our operating results, cash flows and financial position could be materially adversely affected.

Valuation of inventories. We state inventories at the lower of cost or market. We establish provisions for excess and obsolete inventories after periodic evaluation of historical sales, current economic trends, forecasted sales, predicted lifecycle and current inventory levels. During 2004, 2003 and 2002, we charged $2.1 million, $0.9 million and $0.7 million, respectively, against cost of sales for excess and obsolete inventories. If our actual experience of excess and obsolete inventories differs from estimates or we adjust our estimates, such forecasted sales and expected product lifecycle; our operating results, cash flows and financial position could be materially adversely affected.

Assessment of the probability of the outcome of current litigation. In the ordinary course of business, we have periodically become engaged in litigation principally as a result of disputes with customers of our architectural products. We have relied upon insurance coverage to fund the defense of these actions and significant portions of the settlements that were reached. Based on our review of pending litigation, we record accruals for loss contingencies when we believe that a liability is likely of being incurred and we can reasonably estimate the amount of our share of the loss. In connection with recent settlements related to sales of architectural products, we have been advised by some of our insurers that they have reserved the right to proceed against us to recoup a portion or all of the settlements paid to plaintiffs.

Restructuring costs. We have recorded reserves/accruals for restructuring costs related to the restructuring of operations. The restructuring reserves include payments to employees for severance, termination fees associated with leases and other contracts, and other costs related to the closure of facilities. After the adoption of Statement of Financial Accounting Standards ("SFAS") No. 146 on January 1, 2003, the reserves have been recorded when management has approved a plan to restructure operations and a liability has been incurred rather than the date upon which management has approved and announced a plan. The restructuring reserves are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. Accruals for facility leases under which we ceased using the benefits conveyed to us under the lease may change if market conditions for subleases change or if we later negotiate a termination of the lease. Prior to the adoption of SFAS 146, restructuring reserves were recorded at the time we announced a plan to exit certain activities and were based on estimates of the costs and length of time to exit those activities. See Note 2 - Balance Sheet Detail of the Notes to the Consolidated Financial Statements for a complete discussion of our restructuring actions and all related restructuring reserves by type as of December 31, 2004.

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

Accounting for income taxes. In preparing our consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we operate, including Germany. We include differences between our deferred tax assets, such as net operating loss carry forwards, and tax liabilities in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in any period, we must include an expense within the tax provision in our statement of operations. To date, we have recorded a full allowance against our deferred tax assets. The valuation allowance were $22.3 million and $29.5 million at December 31, 2004 and 2003, respectively, which fully reserved our net deferred tax assets related to temporary differences, net operating loss carry forwards and other tax credits. Future income tax liabilities may be reduced to the extent permitted under federal and applicable state income tax laws, when the future tax benefit can be utilized by applying it against future income.

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

Recently issued accounting pronouncements

In November 2004, the Financial Accounting Statement Board ("FASB") issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123R”), and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning June 27, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Results of Operations

Consolidated Statements of Operations Data:
	Years Ended December 31,
	2004	Percent Change	2003	Percent Change	2002
	(dollars in thousands)
Net revenues, by product
Automotive glass	$20,584	1%	$20,297	0%	$20,374
Electronic display	20,554	8	19,019	(28)	26,555
Architectural	7,010	11	6,297	(44)	11,183
Window film	9,425	22	7,713	(28)	10,647
Total net revenues	57,573	8	53,326	(22)	68,759
Cost of revenues	36,787	(20)	45,914	(7)	49,614
Gross profit	20,786	180	7,412	(61)	19,145

Operating expenses:
Research and development	3,199	(52)	6,714	(13)	7,685
Selling, general and administrative	10,217	(17)	12,348	(1)	12,450
Restructuring costs	--	--	(65)	(102)	2,624
Impairment charge (recoveries) for long-lived assets	(1,513)	(105)	27,990	--	--
Total operating expenses	11,903	(75)	46,987	106	22,759

Income (loss) from operations	8,883	122	(39,575)	(995)	(3,614)
Interest expense, net	(2,206)	(39)	(1,590)	(8)	(1,734)
Costs of warrants issued	(6,782)	(684)	(865)	--	--
Other income, net	534	27	419	(61)	1,070
Income (loss) before provision for (benefit from) income taxes	429	101	(41,611)	(873)	(4,278)
Provision for (benefit from) income taxes	614	(10)	681	883	(87)
Net loss	$(185)	(100)%	$(42,292)	909%	$(4,191)

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Years Ended December 31,
	2004	2003	2002
Net Revenues:
Automotive glass	35.8%	38.0%	29.6%
Electronic display	35.7	35.7	38.6
Architectural	12.2	11.8	16.3
Window film	16.4	14.5	15.5
Total net revenues	100.0	100.0	100.0
Cost of revenues	63.9	86.1	72.2
Gross profit	36.1	13.9	27.8

Research and development	5.6	12.6	11.2
Selling, general and administrative	17.7	23.2	18.1
Restructuring costs	--	(0.1)	3.8
Impairment charge (recoveries) for long-lived assets	(2.6)	52.4	--

Total operating expenses	20.7	88.1	33.1
Income (loss) from operations	15.4	(74.2)	(5.3)
Interest expense	(3.8)	(3.0)	(2.5)
Cost of warrants issued	(11.8)	(1.6)	--
Other income, net	0.9	0.8	1.6

Income (loss) before provision for (benefit from) income taxes	0.7	(78.0)	(6.2)
Provision for (benefit from) income taxes	1.0	1.3	(0.1)
Net loss	(0.3)%	(79.3)%	(6.1)%

Net revenues.

Net revenues were $57.6 million in 2004, $53.3 million in 2003 and $68.8 million in 2002. Net revenues for 2004 increased by $4.2 million, or 8% from 2003, and net revenues for 2003 decreased by $15.4 million, or 22% from 2002.

Our net revenues in the automotive market remained relatively the same in 2004, 2003 and 2002 at $20.6 million, $20.3 million and $20.4 million, respectively.

Our net revenues to the electronic display market increased by 8% or $1.5 million in 2004 when compared to 2003 as a result of increased sales to Mitsui Chemicals in the plasma display market, partially offset by decreased sales to Mitsubishi as Mitsubishi ceased production of their 17-inch CRT monitor. The decline in our CRT business of $4.0 million was partially offset by an increase in sales of our reflective film products of $5.0 million used in liquid crystal displays, or LCDs, which provide backlighting for laptop computers, and our plasma display film product, TCP, which provides electronic and infrared shielding for the PDP market. Revenues from these products increased to $16.4 million in 2004 from $11.4 million in 2003. The decrease in our electronic display revenues to $19.0 million in 2003 when compared to $26.6 million in 2002 was primarily due to decrease in revenues from CRT film products. The decline in sales of our CRT film products was primarily due to lower selling prices and lower unit volumes, which we believe resulted from the decline of CRT technology as the primary technology for computer monitors. Mitsubishi Electric was the primary CRT manufacturer that buys our anti-reflective, or AR film, and it ceased production of the 17-inch AR product in the third quarter of 2003.

Our net revenues in the architectural market increased 11% or $0.7 million in 2004 when compared to 2003 due to an increase in sales from our customers in all regions. The decrease in our net revenues to the architectural market of 44% or $6.3 million in 2003 from $11.2 million in 2002 was primarily attributable to a reduction in orders of our Heat Mirror® product from several architectural customers, and the loss of a major architectural customer in the U.S.

Our net revenues to our window film market increased 22% or $1.7 million in 2004 when compared to 2003. Our sales decreased 28% or $2.9 million in 2003 when compared to 2002. We sell our window film products primarily to customers located in the Pacific Rim, Middle East and the U. S.

Cost of Revenues.

Cost of revenues decreased 20% or $9.1 million in 2004 from 2003. As a percent of sales, cost of sales was 63.9% in 2004 compared to 86.1% in 2003. Facility costs, depreciation expense and labor costs have historically comprised the majority of our manufacturing expenses, and these costs are relatively fixed and do not fluctuate proportionately with net revenues. The reduction in 2004 from 2003 in cost of revenues was the result of a reduction of overhead costs, the increased production from our Dresden facility which has lower manufacturing costs and lower fixed costs than in the United States as a result of our restructuring actions taken in 2003. Depreciation expense is lower for our Dresden plant due to the grants and investment allowances for plant and equipment provided to us by the Saxony government. The grants and allowances are recorded as a reduction of property and equipment costs, thereby lowering the depreciation base of those assets.

Cost of revenues decreased 7% or $3.7 million in 2003 when compared to 2002. As a percent of sales, cost of revenues was 86.1% in 2003 compared to 72.2% in 2002. In 2003, we recorded inventory adjustments of approximately $1.0 million as a result of higher than expected yield losses by our outside converters. In addition, we recorded approximately $0.3 million of product transition costs, which were the result of the transition of certain products from our United States manufacturing locations to our Dresden facility.

Gross margin

Gross margin increased from 13.9% in 2003 to 36.1% in 2004. The improvement in gross margin was largely the result of product mix and manufacturing efficiencies. Continued improvements in our Dresden operations combined with stabilized U.S. production have played an important role in the increase of our gross margin in 2004 when compared to 2003. Our gross margin decreased from 27.8% in 2002 to 13.9% in 2003. The decrease was primarily a result of lower revenues in each of our market segments, relatively fixed manufacturing costs, higher than anticipated yield losses by outside converters and product transition costs.

Operating expenses

Research and development spending decreased 52% or $3.5 million in 2004 compared to 2003. The decrease was due to lower headcount in 2004 of 16 compared to 2003 of 33 as a result of restructuring activities in 2003. Also, patent service costs, tool and allocation expenses were all reduced in 2004 compared to 2003. Our research and development spending decreased 13% or $1.0 million in 2003 from 2002, primarily due to lower labor and occupancy costs, as a result of restructuring and cost control measures, which were partially offset by an increase in materials that were used in on-going research and development activities.

Our selling, general and administrative expenses decreased 17% or $2.1 million in 2004 from 2003 due to lower business insurance premiums of $0.5 million, lower bad debts of $0.7 million, lower depreciation expenses of $0.5 million, reduced legal fees of $0.5 million and decrease in accounting fees of $0.2 million, offset by higher consulting fees of $0.3 million and outside services of $0.2 million. Selling, general and administrative expenses were relatively flat in 2003 when compared to 2002. In 2003, we incurred an increase of $0.4 million in outside services, a charge of $0.2 million to forgive an employee loan and an increase of $0.1 million in consulting fees. Selling, general and administrative expenses in 2002 included $0.5 million in severance payments and $0.3 million in employment compensation costs resulting from reduced headcount from 2002.

Restructuring costs

During 2004, we did not incur restructuring costs. In 2003, we recorded an accounting adjustment of $65,000 as a result of modifications to the severance packages of certain employees. In 2002, we incurred restructuring costs of $2.6 million as a result of management's decision to reduce our workforce, consolidate our Palo Alto facilities and shift a greater percentage of our operations to our Tempe and Dresden manufacturing facilities. The restructuring charges in 2002 primarily reflected the recognition of the remaining lease expense in the amount of $2.2 million associated with certain buildings we vacated in 2003 and severance packages of $0.4 million.

Impairment charge/recoveries for long-lived assets

In June 2004, we had a recovery for long-lived assets as a result of selling a production machine from our Tempe manufacturing facility to a third party. The sale value was $1.7 million, which included the price of the production machine, other miscellaneous hardware, training to be provided by us and operating software to run the machine. All of our obligations were completed and we recognized a gain of $1.5 million, representing 90% of the sale value, less book value of the machine of $0.1 million. Collection of the final 10% was contingent on installation of the machine by a third party or 120 days after shipment. We collected the final 10% in January 2005 and will recognize the gain in the first quarter of 2005. In accordance with the amended settlement agreement reach with Teijin Limited (see Note 5 - Term Debt and Capital Leases to our consolidated financial statements), we have paid off the loan to Teijin from the portion of net proceeds from the sale of this production machine.

During 2003, we experienced shortfalls in revenue compared to our budgeted and forecast revenues. In addition, in the third quarter of 2003, we determined that, due to reduced demand for our products, anticipated revenues through the remainder of 2003 and 2004 would be substantially below expected as well as historical levels. We believed that the reduced demand for our products was caused by the decline in personal computer sales worldwide, competition from alternative technologies in the automotive glass segment, as well as declines in certain residential and commercial construction markets as a result of the economic recession in the U.S. As our U.S. operations have a higher operating cash break-even point compared to our Dresden operations, we believed that the lower than anticipated revenues indicated that an impairment analysis of the assets of our U.S. operations was necessary at September 28, 2003. As a result of our decision to close the Tempe operations in the fourth quarter, we concluded that a further impairment analysis of the long-lived assets of the U.S. operations was necessary at December 31, 2003. We, therefore, performed an evaluation of the recoverability of long-lived assets related to the U.S. business at September 28, 2003 and December 31, 2003 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". For long-lived assets to be held and used, the determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use and eventual disposition of the assets. Our evaluation concluded that the undiscounted expected future cash flows were less than the carrying values of these assets, and an impairment charge was required. The impairment charge represents the amount required to write-down long-lived assets to our best estimate of fair value. For long-lived assets to be disposed of by sale or abandonment, principally the long-lived assets located at the Tempe operation, the impairment loss is estimated as the excess of the carrying value of the assets over fair value. As a result of our assessment we recorded non-cash, impairment charges of $19.4 million and $8.6 million for the periods ended September 28, 2003 and December 31, 2003, respectively. The factors considered by us in performing this assessment included current operating results, trends, and prospects, the closure of our Tempe operation, as well as the effects of obsolescence, demand, competition, and other economic factors.

Income ( loss) from operations

Income from operations was $8.9 million in 2004 compared to loss from operations of $39.6 million in 2003. Loss from operations was $3.6 million in 2002. Income from operations in 2004 was a result of higher net sales and gross profit margin, lower operating expenses and recovery from long-lived assets. Loss from operations in 2003 increased over 2002 primarily due to impairment charges on long-lived assets of $19.4 million and $8.6 million in the third and fourth quarters of 2003, respectively. The higher loss was also attributable to lower revenues, which were partially offset by lower research and development expenses.

Interest expense, net

Interest expense increased from $1.6 million in 2003 to $2.2 million in 2004. The increase in interest expense in 2004 compared to 2003 was mainly due to a $0.3 million interest expense incurred for amortization of debt issuance costs related to warrants, $0.4 million interest expense attributable to interest incurred on our convertible promissory notes and $0.2 million interest incurred with our line of credit, partially offset by interest income of $0.2 million. The reduction in interest expense in 2003 as compared to 2002 was primarily attributable to lower interest rates.

Cost of warrants issued

Warrants issued in connection with the Letter of Intent

In connection with the November 11, 2003 Letter of Intent signed between Needham & Company, Inc., or Needham, and us outlining the proposed debt guarantee and equity financing we issued a warrant for 1,254,235 shares of common stock, representing 10% of the outstanding common stock of Southwall, exercisable at $0.01 per share.

We valued the warrant at $0.1 million and the amount was recorded as a non-operating expense. This warrant terminated upon signing of definitive documentation with Needham on December 18, 2003.

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

Because they were issued as an incentive to enter into definitive agreements for transactions to which the Investors are not committed, we determined that the value of the warrants should be recorded as a non-operating expense. We determined the value of the warrants to be $0.3 million.

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

We recorded the amount of the warrant value equal to the fair value of the guarantee, $0.1 million, as debt issuance costs to be amortized as interest expense over the life of our line of credit with our senior lender. The residual value of the warrants, $0.3 million, is recorded as a non-operating expense, because it represented an incentive to enter into definitive agreements for transactions to which Needham is not committed.

In the first quarter of 2004, due to the structure of the transaction contemplated by the investment agreement, the Company had insufficient authorized and un-issued shares to satisfy the existing commitments had all outstanding warrants been exercised, thereby triggering liability classification for all outstanding warrants and a charge to non-operating expense. The Company re-measured the fair value of the warrants at the issuance date and each subsequent quarter end, based on a methodology used by a third party, until the Company’s stockholders approved the increase of the number of authorized shares of its common stock in the fourth quarter of 2004. As a result of this, the Company incurred $6.8 million in cost of warrants issued in 2004.

Other income, net

Other income increased from $0.4 million in 2003 to $0.5 million in 2004. Other income, net, includes sublease income and foreign exchange transaction gains and losses. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. The increase in other income in 2004 from 2003 was attributable to an increase in foreign currency gain recognized from receivables denominated in Euros and VAT refunds, also denominated in Euros. The reduction in other income in 2003 from 2002 was primarily attributable to a decrease of $0.3 million in foreign currency gains, and a decrease of sublease income from $0.4 million in 2002. There was no sublease income in 2004 and 2003.

Income (loss) before provision (benefit) from income taxes

The pre-tax income in 2004 was a result of higher net revenue and gross profit margin, lower operating expenses, and impairment recovery for long-lived assets, partially offset by interest expense and cost of warrants issued. The pre-tax loss in 2003 increased over the pre-tax loss incurred in 2002, due to the impairment charge on long-lived assets, lower revenues, a non-cash charge for warrants issued in conjunction with the financing and related transactions, lower sublease income, and lower foreign currency gains, which were partially offset by lower research and development expenses and lower interest expense.

Provision for (benefit from) income taxes

The provision for income taxes in 2004 and 2003 was related to our German subsidiary, SEG. The decrease in the provision for income taxes in 2004 from 2003 was due to lower taxable income for SEG in 2004 compared to 2003. The increase in the provision for income taxes in 2003 from 2002 was primarily due to a provision to accrue foreign income tax of $0.6 million during 2003 for our German operation. In 2003, we fully utilized our operating loss carry forward for German statutory tax purposes, and as a result, we expect to incur tax obligations related to our Dresden plant for the foreseeable future based on expected continuing profitability of our German operations on a stand-alone basis. During 2002 the Federal government enacted legislation that established a tax holiday on alternative minimum tax obligations for 2001 and 2002 for which we received a refund during the second quarter of 2002. The benefit from income taxes realized in 2002 resulted from the reversal of an accrual for alternative minimum tax for 2001 and a refund during the second quarter from the Internal Revenue Service for our 2002 alternative minimum tax payment, and we were able to use an operating loss carry-forward to offset fully the federal income taxes incurred during the period.

Liquidity and capital resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital. We incurred a net loss in 2004, 2003 and 2002, and negative cash flows from operations in 2003 and 2002. We incurred positive cash flow from operations in 2004. Based on our current financial outlook, we believe we may earn an operating profit and maintain positive cash flow in 2005.

In December 2002, we restructured our operations to reduce our cost structure by reducing our work force in Palo Alto and vacating excess facilities after consolidating our operations in Palo Alto. We have extended our lease commitment in our current facility in Palo Alto to January 2006. We will be reviewing our facilities need in the second quarter of 2005 for our short term and long-term business plans. These actions might adversely affect our operating cash flows. As discussed in the “Overview” above, upon the satisfaction of certain conditions, we are entitled to replace the letter of credit held by one of our landlords with a warrant to purchase approximately 1.4 million shares of our common stock. If we are able to replace the letter of credit in 2005, we will be entitled to the return of the $1 million of cash collateral supporting the letter of credit.

During the first quarter of 2004, we agreed to new payment terms with certain of our major creditors and vendors, which extended or reduced our payment obligations.

Our cash and cash equivalents increased by $3.4 million from $1.2 million at December 31, 2003 to $4.5 million at December 31, 2004. Cash provided by operating activities increased by $6.7 million from $3.0 million used in operations in 2003, to $3.8 million provided by operations in 2004. The increase in cash provided by operating activities during 2004 was primarily the result of reduction in our net loss for the year and $6.8 million associated with the issuance of warrants to investors and creditors, which was partially offset by the decrease in accounts payable and accrued liabilities. Cash provided by investing activities increased by $4.0 million from $2.8 million used in investing activities in 2003, to $1.3 million provided by investing activities in 2004. The increase in cash provided by investing activities was primarily was due to the sale of fixed assets during the year and a decrease in expenditures for property, plant, equipment and other assets. Cash used in financing activities decreased by $7.8 million from $5.5 million provided by financing actives in 2003, to $2.2 million used in financing activities in 2004. The decrease was the result of debt repayments, partially offset by the proceeds we received from the sales of our convertible notes.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of December 31, 2004, we had received 5.0 million Euros or $6.8 million of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets of our Dresden manufacturing facility. Additionally, as of December 31, 2004, we have a balance remaining from the government grants received in May 1999 of 0.4 million Euros or $0.5 million, which has been recorded as an advance and held as restricted cash until we receive approval from the Saxony government to apply the funds to reduce our capital expenditures. If we fail to meet certain requirements in connection with these grants, the Saxony government has the right to demand repayment of the grants. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek total investment grants and allowances for any year in excess of 33% of our eligible capital expenditures for that year. We expect to continue to finance a portion of our capital expenditures in Dresden with additional grants from the Saxony government and additional loans from German banks, some of which may be guaranteed by the Saxony government. However, we cannot guarantee that we will be eligible for or will receive additional grants in the future from the Saxony government. We do not plan to spend a significant amount on capital expenditures for our Germany facility in 2005.

Borrowing arrangements

On April 29, 2004, we entered into a credit agreement with PBF, which will expire on May 5, 2005. The new agreement provides for a maximum borrowing capacity of $9.0 million. The credit agreement consists of a $3.0 million credit facility, which is guaranteed by Needham & Company, and a $6.0 million receivables line of credit. The $3.0 million facility bears an annual interest rate of 2% above PBF’s base rate, and the annual interest is calculated based on the borrowings outstanding under the line. The $6.0 million facility bears an annual interest rate of 7% above PBF’s base rate, and the annual interest is calculated based on the average daily accounts receivable against which we have borrowed. Availability under the $6.0 million line is limited to 75% of the value of eligible accounts receivables acceptable to PBF. PBF continues to reserve the right to lower the 75% of the value of eligible receivable standards for borrowings under the credit agreement or to terminate the credit agreement at any time. The amendment also deleted the requirements that we maintain a listing on the NASDAQ National Market and comply with financial covenants to maintain minimum net tangible net worth of $33.0 million, a current ratio of assets to liabilities at least 0.70, and revenues equal to or greater than 80% of revenues projected. As of December 31, 2004, we had approximately $3.0 million of borrowings outstanding.

At December 31, 2002, we were not in compliance with certain of the covenants of the guarantee by Teijin of our Japanese bank loan. Teijin and the Japanese bank waived the defaults under Teijin's guarantee of the loan that may exist for any measurement period through and including September 30, 2003 arising out of our failure to comply with the minimum quick ratio, tangible net worth and maximum debt/tangible net worth covenants. Teijin previously guaranteed our outstanding debt owed to UFJ Bank Limited (formerly known as Sanwa Bank Limited). On November 5, 2003, we defaulted on this debt and Teijin honored its guarantee by satisfying the obligation. Under the terms of Teijin's guarantee, we were obligated to immediately repay the amounts paid by Teijin. As part of the restructuring plan, we entered into a guaranteed Loan Agreement with Teijin to satisfy Teijin's claim. The agreement included a payment schedule that spreads the payments over a period of four years until 2008. The obligations owed to Teijin will not accrue interest if paid according to the payment schedule. Our obligations to Teijin are guaranteed by our subsidiary, Southwall Europe GmbH. (See Note 5 - Term Debt and Capital Leases). In June 2004, the January 19, 2004 agreement with Teijin was amended as the Company sold one of its machines to a third party. The amendment provided that the Company would pay to Teijin the proceeds from the sale of the equipment. In June 2004,we paid $560,000 and in September 2004, we paid $290,000 to Teijin from the proceeds of the disposal of a fixed asset. The remaining balance due to Teijin under the agreement was $419,000 at December 31, 2004. In February and March 2005, we paid $150,000 and $269,000, respectively, of the remaining balance. All amounts under the Teijin agreement have been paid.

Our borrowing arrangements with various German banks as of December 31, 2004 are described in Note 5 to our consolidated financial statements set forth herein. We are in compliance with all of the covenants of the German bank loans, and we have classified $1.1 million and $10.6 million outstanding under the German bank loans as a short-term liability and long-term liability, respectively, at December 31, 2004. We are obligated to pay an aggregate of $1.2 million in principal amount under our German bank loans in 2005.

As of December 31, 2003, we were in default under a master sale-leaseback agreement with respect to two of our production machines. We had withheld lease payments in connection with a dispute with the leasing company, Matrix Funding Corporation. An agent purporting to act on behalf of the leasing company filed suit against us to recover the unpaid lease payments and the alleged residual value of the machines, totaling $6.5 million in the aggregate. In February 2004, we reached a settlement agreement with the agent for $2.0 million to be repaid over six years at a stepped rate of interest, and we returned the equipment in question to the plaintiffs (See Note 5 - Term Debt and Capital Leases). We are obligated to pay an aggregate of $0.1 million under this agreement in 2005.

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

On February 20, 2004, the investors also purchased $4.5 million of convertible notes from us, which they converted into shares of our preferred stock in December 2004. After deducting approximately $0.5 million in professional fees relating to the financing transactions and the restructuring of creditor agreements, the net proceeds of the financing were approximately $4.0 million. We applied the net proceeds as follows:

•
approximately $2.2 million was spent during February and March of 2004, in the normal course of our business for general corporate purposes, including purchases of raw materials, payments to subcontractors and suppliers of approximately $1.0 million, payroll costs of approximately $0.8 million, and rent and lease payments;

•
approximately $0.8 million was paid between February 24, 2004 and March 30, 2004, to Judd Properties, LLC, the landlord of our Palo Alto executive offices and manufacturing facilities, in connection with the settlement and restructuring of our lease obligations to Judd Properties, LLC; and

•
approximately $1.0 million has been set aside to support a letter of credit in favor of Judd Properties as security for our obligations to depart from and properly restore the property pursuant to our settlement and restructuring with Judd.

Capital expenditures

We anticipate spending approximately $1.1 million in capital expenditures in 2005, primarily to maintain and upgrade our production facilities in Dresden. We spent approximately $0.4 million in capital expenditures in Germany in 2004.

Management’s Plan

In response to cumulative operating losses, negative cash flows in 2003 and 2002, and our limited current cash balance, we implemented several cost cutting and business restructuring activities during 2003. These activities, which included employee layoffs and the closure of and reduction of operations at several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. As a result of migrating most of our manufacturing production to our Dresden facility, we have reduced our headcount in the U.S. by approximately 89, thereby lowering our labor costs by approximately $0.9 million per fiscal quarter. Our Dresden plant generally has had lower manufacturing costs than our United States facilities as a result of lower payroll costs, lower operating expenses, and lower depreciation charges. Our cost of revenues decreased $9.1 million, from $45.9 million 2003 to $36.8 million in 2004, due in large part to these actions.

While we have been in the process of instituting these cost-cutting measures, the demand for our products has grown in certain areas. We increased market share in 2004 in the electronic display market as our plasma display filter and flat panel display products continue to gain customer acceptance. In addition, sales of our silver reflector product, used primarily in laptop computers, increased by $0.3 million in 2004 over 2003 as a result of the addition of a new display customer and an improvement in the worldwide personal computer market. Our actions to reduce costs as well as the restructuring of our payment terms with our major creditors and vendors led to $8.9 million of income from operations in 2004 as compared to a loss from operations of $39.6 million in 2003. Our gross profit increased from $7.4 million in 2003 to $20.8 million in 2004.

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

If the Company is unable to deliver existing or new plasma filter products to Mitsui, which allow them to maintain their market share with our technology, a reduction in demand for our plasma films would significantly impact our revenues and profitability. Additionally, if Saint-Gobain were to reduce the amount of film they require from the Company for automotive windshields, this would negatively impact our revenues and profitability. Finally, a lessening in demand or problem with third party converters would negatively affect our window film business and impact the Company’s revenues and profitability.

We will continue to face a number of challenges over the next 12 months. We will continue to look for ways to cut costs and establish platforms for future revenue growth to rebuild the confidence of our customers, vendors, employees and shareholders and to return to sustained profitability during 2005 and beyond.

Our future payment obligations on our borrowings pursuant to our term debt, capital lease obligations, non-cancelable operating leases and other non-cancelable contractual commitments are as follows (in thousands):

					Greater
		Less than			Than
	Total	1 Year	1-3 Year	4-5 Year	5 Year
Contractual Obligations:
Term debt (1)	$13,064	$1,420	$2,617	$5,732	$3,295
Line of credit	2,975	2,975	--	--	--
Capital lease obligations	43	43	--	--	--
Operating leases (2)	2,295	674	1,610	11	--
Total contractual cash obligations	$18,377	$5,112	$4,227	$5,743	$3,295
________________

(1)
Represents loan agreements with Teijin; Portfolio Financial Servicing Company, Bank of America and Lehman Brothers, and several German Bank (see Note 5 and Note 11 of notes to our consolidated financial statements).

(2)	Represents the remaining rents owed on buildings we rent in Palo Alto, California.

RISK FACTORS

Financial Risks

Our working capital position, financial commitments and historical performance may raise doubt about our ability to have positive earnings in the future.

We incurred net losses in 2004, 2003 and 2002 and negative cash flows from operations in 2003 and 2002. These factors together with our working capital position and our significant debt service and other contractual obligations at December 31, 2004, may raise doubt about our ability to restore profitable operations, generate cash flow from operating activities and obtain additional financing. These and other factors related to our business during recent years, including the restatement in 2000 of our consolidated financial statements for prior periods, operating losses in 1998, 1999, 2000, 2002 and 2003, our past failure to comply with covenants in our financing agreements and our voluntary delisting from NASDAQ in March 2004 may make it difficult for us to secure the required additional borrowings on favorable terms or at all. We intend to seek additional borrowings or alternative sources of financing; however, difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures and ability to comply with the terms of government grants.

The transactions with Needham and Dolphin may have a negative effect on us or our stock price.

As a result of the consummation of the financing transactions in December 2003 and February 2004 with Needham Company and its Affiliates and Dolphin, our shareholders suffered material dilution. As our largest stockholder and the guarantor of our line of credit, Needham could prevent us from seeking additional borrowings or alternative sources of financing that we require for future operations or otherwise control the company in ways that might have a material adverse effect on the company or our stock price.

Covenants or defaults under our credit and other loan agreements may prevent us from borrowing or force us to curtail our operations.

As of December 31, 2004, we had total outstanding obligations under our credit and other loan agreements of $16.1 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that will require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

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

In 2003 and 2004, approximately 34% and 31% of our revenues, respectively, were denominated in euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily Japanese Yen.

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

As a result of our financial performance and voluntary delisting from NASDAQ, our suppliers and creditors may impose more onerous payment terms on us, which may have a material adverse effect on our financial performance and our liquidity. For example, one of our subcontractors has required us to provide it with a security interest in all of our inventory held by it and has limited the amount of unpaid invoices we may have outstanding with it at any time.

Operational Risks

We depend on a small number of customers for nearly all of our revenues, and the loss of a large customer could materially adversely affect our revenues or operating results.

Our ten largest customers accounted for approximately 79%, 84% and 84% of net revenues in 2004, 2003, and 2002, respectively. We have contracts extending past 2004 with only two of these customers. We expect to continue to derive a significant portion of our net revenues from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology—direct-to-glass sputtering—as an alternative to our window films, which in 2002 and 2003 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

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

Our research and development efforts may not be successful in developing products in the time, or with the characteristics, necessary to meet customer needs. If we do not adapt to technological changes or process or operating improvements, our competitive position, operations and prospects would be materially adversely affected.

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

If one of our customers is able to enforce a European automotive film patent, we may be restricted from using the methods present in such patent to produce some of our products.

On March 3, 2005, the European Patent Office allowed a European patent owned by Pilkington Automotive GmBh entitled "Method for producing a laminated glass pane free of optical obstruction caused by warping, use of a particular carrier film for the production of the laminated glass pane and carrier films particularly suitable for the method of use." This European patent covers certain laminated films and methods of using them which may prevent us from producing certain films designed for the automotive markets. Our inability to use this technology could adversely affect our ability to provide a full range of products to the automotive film market. We participated in opposing the European patent and will appeal the European Patent Office decision.

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

Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. For example, due to the deteriorating economic environment, sales by flat cathode ray tube manufacturers decreased in 2002 and further in 2003, contributing to our electronic display product revenues declining by 11% in 2002, and another 3% for 2003. Mitsubishi Electric was the only CRT manufacturer that buys our anti-reflective, or AR, film and it decided to consolidate all of the manufacturing of this product to Japan. In connection with that consolidation, Mitsubishi ceased production of the 17" AR product in its Mexico plant during the third quarter of 2003.

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

In addition to our dependence on our technical personnel, our success also depends on our continuing ability to attract and retain other highly skilled employees. We depend on the continued services of our senior management, particularly Thomas G. Hood, our President and Chief Executive Officer. We do not have employment contracts with any of our officers or key-person life insurance covering any officer or employee. Our officers have technical and industry knowledge that cannot easily be replaced. Competition for similar personnel in our industry where we operate is intense. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting or retaining the necessary personnel, our business could be adversely affected.

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

Revenues from international sales amounted to approximately 79%, 89% and 85% of our net revenues during 2004, 2003 and 2002, respectively. The distance between our two manufacturing sites creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financing risk:

Our exposure to market rate risk for changes in interest rates relates primarily to our term loans, specifically our factoring line of credit which bears an interest rate equal to 7% above the bank Base Rate (which was 5.25% at December 31, 2004) and is calculated based on the average daily balance of the accounts receivable against which we have borrowed, and our line of credit facility with our senior lender which bears an interest rate equal to 2.5% above the bank Prime Rate (which was 5.25% at December 31, 2004) and is calculated based on the average daily balance of the amounts we have borrowed. In addition, the interest rate on one of our German loans will be reset to the prevailing market rate in 2005 and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our factoring line of credit and our other line of credit would have had an effect of less than $47,000 on our interest expense for 2004.

Investment risk:

We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any floating rate securities would have had an adverse effect of less than $4,000 for 2004.

Foreign currency risk:

International revenues (defined as sales to customers located outside of the United States) accounted for approximately 79% of our total sales in 2004. Of this amount, approximately 42% was denominated in euros relating to sales from our Dresden operation. The other 58% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the euro exchange rate would have had an effect of $1.9 million on net revenues for the year ended December 31, 2004 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been approximately $24,000 for 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Southwall Technologies Inc.

We have audited the accompanying consolidated balance sheet of Southwall Technologies Inc. and its subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwall Technologies Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
February 18, 2005, except as to Note 14, which is as of March 21, 2005

Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Southwall Technologies Inc.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Southwall Technologies Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP

San Jose, California
April 13, 2004

Financial Statements Table of Contents

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$4,547	$1,152
Restricted cash	686	739
Accounts receivable, net of allowance for doubtful accounts of $292 and $778 in 2004 and 2003, respectively	6,186	7,096
Inventories, net	8,355	6,830
Other current assets	1,757	2,617

Total current assets	21,531	18,434
Property, plant and equipment, net	21,110	21,787
Restricted cash loans	1,149	1,066
Other assets	1,157	434

Total assets	$44,947	$41,721

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long term debt and capital leases	$1,463	$2,042
Short term obligations	2,975	6,844
Accounts payable	2,544	6,315
Accrued compensation	1,378	1,392
Other accrued liabilities	6,643	6,051

Total current liabilities	15,003	22,644
Term debt and capital leases	11,644	13,658
Government grants advanced	505	614
Other long term liabilities	3,222	3,084

Total liabilities	30,374	40,000

Commitments and contingencies (Note 11)

Series A redeemable convertible preferred stock, $0.001 par value; 5,000 shares authorized, 4,893 and 0 shares outstanding at 2004 and 2003, respectively (Liquidation preference: $4,893	4,810	--

Stockholders' Equity:
Common stock, $0.001 par value; 50,000 shares authorized, and 26,488 and 12,548 shares outstanding at 2004 and 2003, respectively	26	13
Capital in excess of par value	77,957	70,861
Accumulated other comprehensive income Translation gain on subsidiary	4,358	3,240
Accumulated deficit	(72,578)	(72,393)

Total stockholders' equity	9,763	1,721
Total liabilities, redeemable preferred and stockholders' equity	$44,947	$41,721

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statements Table of Contents

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002

Net revenues	$57,573	$53,326	$68,759

Cost of revenues	36,787	45,914	49,614

Gross profit	20,786	7,412	19,145

Operating expenses:
Research and development	3,199	6,714	7,685
Selling, general and administrative	10,217	12,348	12,450
Restructuring expenses	--	(65)	2,624
Impairment charge (recoveries) for long-lived assets	(1,513)	27,990	--
Total operating expenses	11,903	46,987	22,759

Income (loss) from operations	8,883	(39,575)	(3,614)
Interest expense,net	(2,206)	(1,590)	(1,734)
Costs of warrants issued	(6,782)	(865)	--
Other income, net	534	419	1,070
Income (loss) before provision for (benefit from) income taxes	429	(41,611)	(4,278)
Provision for (benefit from) incomes taxes	614	681	(87)

Net loss	$(185)	$(42,292)	$(4,191)

Net loss per share:
Basic and diluted	$(0.01)	$(3.37)	$(0.40)

Weighted average shares used in computing basic and diluted net loss per share	14,589	12,537	10,418

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statements Table of Contents

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	Common Stock
	Common Shares	Stock Amount	Capital in Excess of Par Value	Notes Receivable	Accumulated Other Comprehensive Income(Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balances, January 1, 2002	8,333	$8	$52,613		$(172)	$(25,910)	$26,451
Exercise of stock options	328	--	1,642	--	--	--	1,642
Net proceeds from follow-on public offering..	3,807	4	15,129	--	--	--	15,133
Issuance of shares to employees under stock purchase plan	59	--	231	--	--	--	231
Stock-based compensation	--	--	42	--	--	--	42
Issuance of notes receivable	--	--	--	(14)	--	--	(14)
Interest accrued on notes receivable	--	--	--	(24)	--	--	(24)
Translation loss on foreign subsidiary	--	--	--	--	1,204	--	1,204	$1,204
Net loss	--	--	--	--	--	(4,191)	(4,191)	(4,191)
Balances, December 31, 2002	12,527	12	69,657	(126)	1,032	(30,101)	40,474	(2,987)
Issuance of shares to employees under stock purchase plan	21	1	21	--	--	--	22
Issuance of warrants to investors	--	--	865	--	--	--	865
Issuance of warrants to creditors	--	--	201	--	--	--	201
Issuance of shares to directors	--	--	83	--	--	--	83
Accelerated vesting on exercise of stock option	--	--	34	--	--	--	34
Forgiveness of notes receivable	--	--	--	126	--	--	126
Translation loss on foreign subsidiary	--	--	--	--	2,208	--	2,208	2,208
Net loss	--	--	--	--	--	(42,292)	(42,292)	(42,292)
Balances, December 31, 2003	12,548	13	70,861	--	3,240	(72,393)	1,721	(40,084)
Issuance of shares to employees under stock purchase plan	7	--	2	--	--	--	2
Issuance of warrants to investors	--	--	6,990	--	--	--	6,990
Issuance of shares to directors	150	--	72	--	--	--	72
Issuance of shares from exercise of warrants.	13,783	13	32	--	--	--	45
Translation loss on foreign subsidiary	--	--	--	--	1,118	--	1,118	1,159
Net loss	--	--	--	--	--	(185)	(185)	(185)
Balances, December 31, 2004	26,488	$26	$77,957	$--	$4,358	$(72,578)	$9,763	$974

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statements Table of Contents

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2004	2003	2002
Cash flows provided by (used in) operating activities:
Net loss	$(185)	$(42,292)	$(4,191)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Impairment (recoveries) charge for long-lived assets	(1,513)	27,990	--
Depreciation and amortization	2,503	6,071	6,053
(Gain)/loss on disposal of capital equipment	(26)	39	--
Stock-based compensation charge	--	117	42
Amortization of debt issuance costs	274	28	--
Amortization of debt discount	115	--	--
Accrued interest on convertible notes payable	393	--	--
Warrants issued to investors and creditors	6,782	865	--
Common stock issued for services	72	--	--
Interest on notes receivable	--	--	(24)
Officer loan forgiveness	--	126	--
Changes in operating assets and liabilities:
Deferred revenues	(41)	--	--
Accounts receivable	910	1,899	(547)
Inventories	(1,525)	1,707	(2,385)
Other current and non-current assets	(137)	2,344	(560)
Accounts payable and accrued liabilities	(3,792)	(1,884)	(1,212)

Net cash provided by (used in) operating activities	3,830	(2,990)	(2,824)

Cash flows used in investing activities:
Restricted cash	3	--	1,071
Proceeds from sale of fixed assets	1,640	--	--
Expenditures for property, plant and equipment and other assets	(382)	(2,775)	(7,085)

Net cash provided by (used in) investing activities	1,261	(2,775)	(6,014)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	--	88	--
Principal payments on borrowings	(2,769)	(2,962)	(7,383)
Borrowings (repayments) on line of credit	(3,869)	6,844	(2,974)
Proceeds from (use of) investment allowances	(158)	1,556	1,044
Proceeds from sale of stock in follow-on offering,net	--	--	15,128
Proceeds from stock option, warrant and employee stock purchase plan exercises	47	22	1,879
Proceeds from convertible promissory notes	4,500	--	--
Issuance of note receivable	--	--	(15)

Net cash provided by (used in) financing activities	(2,249)	5,548	7,679

Effect of foreign exchange rate changes on cash	553	(629)	(205)

Net increase (decrease) in cash and cash equivalents	3,395	(846)	(1,364)
Cash and cash equivalents, beginning of year	1,152	1,998	3,362

Cash and cash equivalents, end of year	$4,547	$1,152	$1,998

Supplemental cash flow disclosures:
Interest paid	$1,019	$1,153	$1,401

Income taxes paid	$135	$211	$86

Supplemental schedule of non-cash investing and financing activities:
Exercise stock options with issuance of stockholders note receivable	$--	$--	$14
Warrants issued to creditors and investors	$--	$1,060	$--
Conversion of convertible promissory notes and accrued interest to Series A redeemable convertible preferred stock	$4,810	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statements Table of Contents

SOUTHWALL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)

NOTE 1 - THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

The Company

Southwall Technologies Inc. (“Southwall”, “we”, “us”, “our”, and the “Company” refer to Southwall Technologies Inc. and its subsidiaries) is a global developer, manufacturer and marketer of thin film coatings on flexible substrates for the automotive glass, electronic display, window film, and architectural glass markets. We have developed a variety of products that control sunlight in automotive glass, reduce light reflection, reduce electromagnetic radiation and improve image quality in electronic display products and conserve energy in architectural products. Our products consist of transparent solar-control films for automotive glass; anti-reflective films for computer screens, including flat panel displays, plasma displays, and transparent conductive films for use in touch screen and liquid crystal displays; energy control films for architectural glass; and various other coatings.

Principles of consolidation

The consolidated financial statements include the accounts of Southwall and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Foreign currency translation

The Company's German subsidiary uses the EURO as its functional currency. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the quarter. Exchange gains or losses from the translation of assets and liabilities of $1,159 in fiscal 2004 are included in the cumulative translation adjustment component of accumulated other comprehensive income (loss). Gains arising for transactions denominated in currencies other than the functional currency were $457, $37 and $305 in 2004, 2003 and 2002, respectively, and were included in other income, net.

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Restricted cash

Restricted cash consists of the unapplied portion of grants received from the Saxony government to co-finance the costs of the construction of the Company's Dresden facility. In the event the Company fails to meet certain conditions related to the grants, the Saxony government has the right to reclaim the total grants. (See Note 6).

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

The Company has agreements under which it receives fees for certain licensing rights to technology and products. The Company does not allocate cost of sales to license revenues because such costs are insignificant. License revenues associated with these agreements are recognized ratably over the period of the contract when collection of the resulting receivable is probable. License revenues were $191, $525 and $287 for the years 2004, 2003 and 2002, respectively.

Accounts receivable and allowances for doubtful accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment. As of December 31, 2004 and 2003, our balance sheet included allowances for doubtful accounts of $292 and $778, respectively.

Accrual for sales returns and warranties

We establish allowances for sales returns for specifically identified product quality claims based on our sales returns and warranty experience. We offer a ten-year quality claim period for certain of our products. As of December 31, 2004 and 2003, our consoldiated balance sheets included accrual for sales returns and warranties of  $2,701and $1,851, respectively.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

The Company invests in a variety of financial instruments such as certificates of deposits and money market funds. By policy, the Company limits the amount of credit exposure to any one financial institution or commercial issuer.

Financial Statements Table of Contents

The Company sells its products throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon anticipated collectibility of all accounts receivable.

The Company's ten largest customers accounted for approximately 79%, 84% and 84% of net revenues in 2004, 2003 and 2002 respectively. During 2004, Mitsui Chemicals, Saint Gobain Sekurit and Pilkington accounted for 28.4%, 17.8% and 10.9%, respectively, of our net revenues. During 2003, Mitsui Chemicals, Saint Gobain Sekurit, Pilkington PLC and V-Kool accounted for 21.4%, 17.2%, 13.7% and 10.0%, respectively, of our net revenues. During 2002, Saint Gobain Sekurit, Mitsubishi, Mitsui Chemicals and Pilkington PLC accounted for 18.7%, 18.0%, 15.7% and 10.8%, respectively, of our net revenues.

The Company expects to continue to derive a significant portion of its net product revenues from a relatively small number of customers. Accordingly, the loss of a large customer could materially hurt the Company's business, and the deferral or loss of anticipated orders from a small number of customers could materially reduce its revenue, operating results and cash flows in any period.

At December 31, 2004, receivables from three customers represented 27%, 25% and 12% of the Company's accounts receivable. At December 31, 2003, receivables from five customers represented 24%, 14%, 13%, and 12% of the Company's accounts receivable.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of sales.

Property, plant and equipment

Property, plant and equipment are stated at cost. The Company uses the units-of-production method for calculating depreciation on certain of its production machines and the straight-line method for all other property, plant and equipment. Estimated useful lives of the assets range from five to ten years. On its large-scale production machines for which the units-of- production depreciation method is used, the Company records minimum annual depreciation of at least one-half of the depreciation that would have been recorded utilizing the straight-line depreciation method over a ten-year life. Leasehold improvements are amortized using the term of the related lease or the economic life of the improvements, if shorter.

Additions, major improvements and enhancements are included in the asset accounts at cost. Ordinary maintenance and repairs are charged to expense as incurred. Gains or losses from disposal are included in earnings.

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2004, 2003 and 2002 was $2,503, $6,071 and $6,053, respectively.

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

Fair value disclosures of financial instruments

The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities using available market information and valuation methodologies considered to be appropriate and have determined that the book value of those instruments at December 31, 2004 and 2003 approximates fair value. Based on borrowing rates currently available to the Company for debt and capital leases with similar terms, the carrying value of its term debt and capital leases approximate fair value.

Derivative financial instruments

The Company accounts for derivative financial instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities.

Stock-based compensation expense

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price.

Financial Statements Table of Contents

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Years Ended December 31,
	2004	2003	2002
Net loss
As reported	$(185)	$(42,292)	$(4,191)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	--	34	42
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(693)	(695)	(1,288)
Pro forma	$(878)	$(42,258)	$(4,149)
Net loss per share:
As reported - basic and diluted	$(0.01)	$(3.38)	$(0.40)
Pro forma - basic and diluted	$(0.06)	$(3.37)	$(0.53)

For the stock option plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, for the multiple option approach, with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: expected volatility of 116%, 99% and 96%; risk-free interest rate of 2.9%, 2.3% and 3.8%; and expected lives from vesting date of 1.70, 2.77, and 3.49 years. Southwall has not paid dividends and assumed no dividend yield. The weighted-average fair value of stock options granted in 2004, 2003 and 2002 was $0.54, $1.00 and $4.95 per share, respectively.

For the employee stock purchase plans, the fair value of each purchase right is estimated at the beginning of the offering period using the Black-Scholes option pricing model with the following weighted-average assumptions used in 2004, 2003 and 2002 respectively: expected volatility of 116%, 99% and 96%; risk-free interest rate of 3.6%, 2.7% and 4.1%; and expected lives of 0.5 years in each year. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of those purchase rights granted in 2004, 2003 and 2002 was $0.23, $0.56 and $2.65 per right, respectively.

Research and development expense

Research and development costs are expensed as incurred.

Comprehensive income (loss)

The Company has adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other non-owner changes in equity, referred to as comprehensive income (loss). Accordingly, the Company has reported the translation gain (loss) from the consolidation of its foreign subsidiary in comprehensive income (loss).

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

Restructuring costs

For restructuring activities initiated prior to December 31, 2002, Southwall recorded restructuring costs when the Company committed to a plan to exit certain facilities, and significant changes to the exit plan were not likely to occur. For restructuring activities initiated after December 31, 2002, the Company records restructuring reserves when management has approved a plan to restructure operations and a liability has been incurred in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.

Financial Statements Table of Contents

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. The computation of diluted net income (loss) per share uses the average market prices during the period. The total amount of the difference in the basic and diluted weighted average shares of common stock and potentially dilutive securities in the periods where there is net income is attributable to the effect of dilutive stock options and warrants.

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of stock options and warrants would be anti-dilutive. At December 31, 2004, 2003 and 2002, there was no difference between the denominators used for calculation of basic and diluted net loss per share. There were 4,039, 2,087 and 1,953 anti-dilutive options outstanding in 2004, 2003 and 2002, respectively, that were excluded in the net income (loss) per share calculation. There were 360, 2,384 and zero anti-dilutive warrants outstanding in 2004, 2003 and 2002, respectively, that where excluded in the net income (loss) per share calculation.

Reclassifications

Certain reclassifications have been made to the prior years’ amounts to conform to the current year’s presentation. These reclassifications did not change previously reported net loss, total assets, or cash flows.

Recently issued accounting pronouncements

In November 2004, the Financial Accounting standards Board issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material financial statement impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123R”), and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning June 27, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material financial statement impact.

Financial Statements Table of Contents

NOTE 2 - BALANCE SHEET DETAIL

	December 31,
	2004	2003
Inventories, net:
Raw materials	$4,755	$2,677
Work-in-process	2,059	3,148
Finished goods	1,541	1,005
	$8,355	$6,830

	December 31,
	2004	2003
Property, plant and equipment, net:
Land, buildings and leasehold improvements...	$8,363	$7,737
Machinery and equipment	32,242	31,019
Furniture and fixtures	1,737	1,110
	42,343	39,866
Less - accumulated depreciation	(21,233)	(18,079)
Total property, plant and equipment	$21,110	$21,787

Restructuring costs.

In December 2002, we implemented a reduction in force at our Palo Alto location and elected to vacate certain buildings in Palo Alto. As a result of these actions, we incurred a restructuring charge of $2,624 in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto that we no longer occupy. In 2003, we recorded an accounting adjustment of $65 as a result of modifications to the severance packages of certain employees. As part of the restructuring plan commenced in the fourth quarter of 2003, we implemented a reduction in force at our Palo Alto and closed our Tempe facilities; however, there were no restructuring charges recorded in the fourth quarter associated with this action. The plan is expected to be completed in fiscal 2007.

The remaining outstanding obligations at December 31, 2003 and 2004 were:

	Workforce	Excess
	Reduction	Facilities	Total

Balance at January 1, 2003	$125	$2,281	$2,406
Provisions	143	--	143
Adjustment to reserve	(65)	--	(65)
Cash payments	(203)	(712)	(915)
Balance at December 31, 2003	--	1,569	1,569

Adjustment to reserve	--	(926)	(926)
Cash payments	--	(369)	(369)
Balance at December 31, 2004	$--	$274	$274

At December 31, 2004, $74 was included in other accrued liabilities and $200 was included in other long-term liabilities on the consolidated balance sheet.

Financial Statements Table of Contents

Guarantees.

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as, anticipated sales return and warranties claims based on experience. As of December 31, 2004, our reserve for sales returns and warranties was as follows:

	Balance at			Balance at
	December 31,			December 31,
	2003	Provision	Utilized	2004

Accrued sales returns and warranties	$1,851	$2,359	$(1,509)	$2,701

As of December 31, 2003, our reserve for sales returns and warranties were as follow:
	Balance at			Balance at
	December 31,			December 31,
	2002	Provision	Utilized	2003

Accrued sales returns and warranties	$2,069	$2,271	$(2,489)	$1,851

These amounts are included in other accrued liabilities in the Company’s consolidated balance sheets.

Indemnification obligations.

The Company's By-Laws require it to indemnify its officers and directors, as well as those who act as directors and officers of other entities, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. The indemnification obligations are more fully described in the By-Laws . The Company purchases insurance to cover claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company's By-Laws and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these indemnifications and the estimated fair value of these indemnifications is not considered to be material.

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

NOTE 3 - FINANCING AGREEMENTS

On December 18, 2003, the Company entered into definitive investment agreements for a new bank loan guarantee and equity-financing package of up to $7.5 million with Needham, & Company, Inc. ("Needham") and Dolphin Direct Equity Partners, L.P. ("Dolphin") (collectively the "Investors") and Pacific Business Funding ("PBF"). The agreements enabled the Company to receive up to $3,000 in new borrowings under its line of credit facility with PBF, supported by guarantees provided by Needham, in two separate allotments of $2,250 and $750; and to receive $4,500 from the issuance of equity in two separate tranches of $1,500 and $3,000. The new borrowings and the purchase of each equity tranche were subject to certain conditions, including, among other things, the receipt of concessions by the Company from creditors and landlords, the completion of certain restructuring actions and the achievement of cash flow break-even at quarterly revenue levels below those of third quarter 2003.

Needham provided the $2,250 and $750 guarantees on December 18, 2003 and January 15, 2004, respectively. In exchange for the guarantees the Company issued two allotments of warrants, both for 941 shares of common stock, on the date of the guarantees (See Note 9- Warrants).

On February 20, 2004, the parties amended and restated the investment agreement to provide that the Company would issue and sell to the Investors an aggregate of $4,500 of convertible notes in one tranche instead of Series A convertible preferred shares in two separate tranches. The convertible notes are convertible into Series A convertible preferred stock, which is convertible into common stock. In connection with the convertible notes, the Company issued warrants for 1,694 shares of common stock.

On November 4, 2004, Needham and its Affiliates received a total of 9,155 shares of the Company’s common stock upon exercise of the warrants. In exercising the warrants, the Needham entities elected to use a “cashless exercise option” in which 99 of the shares underlying the warrants were surrendered in lieu of paying the exercise price in cash. The warrants were originally exercisable for 9,254 shares of the Company’s common stock at an exercise price of $0.01 per share. The value of the 99 shares of common stock surrendered was based upon the average trading price on November 3, 2004 of the Company’s common stock on the Over-the-Counter Bulletin Board Market.

On November 24, 2004, Dolphin exercised warrants to purchase a total of 4,627 shares of the Company’s common stock. The exercise price was $0.01 per share of common stock. Dolphin paid $46 in cash as the exercise price.

On December 31, 2004, Needham and its Affiliates and Dolphin elected to convert all outstanding principal of, and accrued but unpaid interest on, their secured convertible promissory notes of the Company into shares of the Company’s Series A 10% cumulative preferred stock. The convertible notes by their terms were convertible at the option of the holders into Series A stock at a rate of one share for each $1.00 of principal or interest converted. The aggregate principal amount of the convertible notes converted by the note holders was $4,500 and interest accrued thereon as of the time of conversion was $392. The aggregate number of shares of Series A stock issued as a result of the conversion was 4,892. In particular, Needham Company and its affiliates received 3,261 shares; and Dolphin received 1,631 shares.

The Series A shares have a stated value of $1.00 per share and are entitled to cumulative dividends of 10% per year, payable at the discretion of the Company’s board of directors. Each share of Series A stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the sum of its stated value plus any accumulated but unpaid dividends, divided by the conversion price of the Series A shares. The conversion price of the Series A shares is $1.00 per share and is subject to adjustment in the event of any stock dividend, stock split, reverse stock split or combination affecting such shares. The Series A shares also have anti-dilution protection that adjusts the conversion price downwards using a weighted-average calculation in the event Southwall issues certain additional securities at a price per share less than the closing price per share of the common stock. Each share of Series A stock is initially convertible into one share of common stock.

Financial Statements Table of Contents

So long as any Series A shares are outstanding, unless all accrued dividends have been paid, the Company is generally prohibited from taking certain actions. Except for certain matters with respect to which the approval of the holders of a majority of the Series A shares voting separately as a class is required, the holders of the Series A stock have no voting rights. Upon a liquidation or dissolution of the Company (and for these purposes a sale of all or substantially all of the Company’s assets or the acquisition of the Company by another entity are considered liquidation events), the holders of the Series A stock are entitled to be paid a liquidation preference equal to $1.00 per share plus accumulated but unpaid dividends, out of assets legally available for distribution to stockholders.

NOTE 4 - LINE OF CREDIT

On May 16, 2003, the Company entered into credit agreements for a $10,000 receivables financing line of credit (which were amended on June 16, 2003, December 18, 2003 and April 29, 2004) with a financial institution, Pacific Business Funding (“PBF”), that were due to expire on May 5, 2004, subject to automatic one-year renewals unless terminated at any time by either party. In March 2004, the agreement was extended to May 5, 2005. Borrowings under the line of credit bear an annual interest rate of 7% above the financial institution’s base rate (which was 5.25% at December 31, 2004), and was calculated based on the average daily accounts receivable against which the Company has borrowed. Half of the $10,000 line of credit was represented by a $5,000 credit line, guaranteed by the United States Export-Import Bank (“EXIM”). Availability under the EXIM line was limited to 80% of eligible foreign receivables acceptable to the lender. The remaining $5,000 portion of the $10,000 credit line was supported by domestic receivables. Availability under the domestic line of credit was limited to 70% of eligible domestic receivable acceptable to the lender. PBF reserved the right to lower the 70% and 80% of eligible receivable standards for borrowings under the credit agreements. In connection with the line of credit, the Company granted to the bank a lien upon and security interest in, and right of offset with respect to all of the Company’s right, title and interest in all personal property and other assets, other than certain of the Company’s German property or assets. The borrowing arrangements required the Company to comply with financial covenants to maintain minimum tangible net worth of $33,000, a current ratio of assets to liabilities of at least 0.70, and revenues equal to or greater than 80% of revenues projected. As part of the agreements, the Company incurred and paid a one-time commitment fee of $100, in the second quarter of 2003, which was amortized over the term of the agreements.

As a result of the impairment charge recorded at the end of the third quarter of 2003 and a deterioration in our working capital position during the fourth quarter of 2003, the Company was in violation of the minimum tangible net worth covenant and current ratio covenant set forth in each of the credit agreements, and, therefore, in default there under. On December 18, 2003, the Company entered into a Forbearance Agreement with PBF to forbear from exercising the rights and remedies available to it owing to the default condition. Concurrent with the Forbearance Agreement, the credit agreement was amended to reduce the facility to $7,000 subject to the same restrictions in borrowing capacity. The amendment to the credit facility was made following an agreement reached with Needham to guarantee an additional $3,000 facility with PBF. The guarantee was provided in two separate allotments of $2,250 on December 18, 2003 and $750 on January 15, 2004. In exchange for the guarantees, the Company issued two separate allotments of warrants for 941 shares of common stock each to Needham  (See Note 9 - Warrants). In connection with the forbearance and amended credit facility, the Company also issued warrants exercisable for 360 shares of common stock to PBF.

On April 29, 2004, the Company amended its credit agreements with its senior lender, PBF, to extend the facilities’ maturity date to May 5, 2005. The amended agreements provide for a maximum borrowing capacity of $9,000 for the Company. The credit facilities consist of a $3,000 revolving line of credit facility, which is guaranteed by Needham, and a $6,000 receivables factoring line of credit. The $3,000 revolving line of credit facility bears an annual rate of 2% above PBF’s base rate (which was 5.25% at December 31, 2004), and is calculated based on the borrowings outstanding under the line. The $6,000 facility bears an annual rate of 7% above PBF’s base rate and the annual interest is calculated based on the average daily accounts receivable against which the Company has borrowed. Availability under the $6,000 line is limited to 75% of the value of accounts receivables acceptable to PBF. PBF continues to reserve the right to reduce the percentage of eligible accounts receivable against which the Company may borrow under this facility or to terminate the facility at any time. The amendments also deleted the requirements that the Company maintain a listing on the NASDAQ National Market and maintain minimum net tangible net worth of $33,000, a current ratio of assets to liabilities of at least 0.70, and revenues equal to or greater than 80% of revenues projected.

At December 31, 2004, the Company had $2,975 of borrowings outstanding and $2,400 available to borrow under the credit agreements.

Financial Statements Table of Contents

NOTE 5 - TERM DEBT AND CAPITAL LEASES

The Company's term debt and capital leases consisted of the following:
			Balance at
			December 31,	Due in
Description	Rate		2004	2005
Term debt:
Teijin loan dated January 19, 2004	--%		$419 $	150
German bank loan dated May 12, 1999	6.13%	(1)	2,321	464
German bank loan dated May 28, 1999	7.10%	(2)	3,405	--
German bank loan dated May 28, 1999	3.75%		778	389
German bank loan dated May 28, 2000	7.15%	(3)	1,843	317
German bank loan dated
August 14, 1999 (due June 30, 2009	5.75%		2,298	--
Settlement agreement dated February 20 2004		(4)	2,000	100
Total term debt			13,064	1,420
Capital leases:
Other equipment financings			43	43

Total term debt and capital leases			13,107	$1,463
Less current portion			1,463
Term debt, non-currrent			$11,644

(1) Interest rate was reset to the then prevailing market rate.

(2) Interest rate will be reset to the then prevailing market rate in 2009.

(3) Interest rate will be reset to the then prevailing market rate in 2005.

(4) Stepped interest rate starting at 3% for 2004, which will increase by one percentage point per year until 2010.

The Teijin loan represents the unpaid principal and accrued interest owed by the Company on a loan with a Japanese bank, dated May 6, 1997, which had been guaranteed by Teijin Limited (Teijin), a Japanese company. Teijin is a stockholder of and supplier of substrate materials to the Company. The Teijin guarantee was collateralized by certain equipment located in Southwall's Tempe, Arizona manufacturing facility and inventory, to the extent necessary, to provide 120% net book value coverage of the outstanding loan balance. The Company was also subject to certain financial covenants under the guarantee. The Company paid Teijin semi-annually a loan guarantee service fee equal to 0.5625% of the outstanding balance. The loan with the Japanese bank required semi-annual payments of interest only during the first four years, followed by semi-annual principal installments plus interest, beginning in May 2001, for the remaining three and one half year term. The Company made each of its scheduled principal and interest payments to the Japanese bank through May 2003, representing principal payments of $8,800. However, the Company did not make the scheduled payment of $1,250 due on November 5, 2003, thereby defaulting on the debt. Teijin honored its guarantee by satisfying the obligation. Under the terms of Teijin’s guarantee, the Company was obligated to immediately repay the amounts paid by Teijin. As part of the restructuring plan implemented by the Company in the fourth quarter of 2003, the Company entered into a guaranteed Loan Agreement with Teijin on January 19, 2004 to satisfy Teijin’s claim. The agreement includes a payment schedule that spreads the aggregate payments of $1,250 over a period of four years through 2008. The obligations owed to Teijin will not accrue interest if paid according to the payment schedule. The Company’s obligations to Teijin are guaranteed by its subsidiary, Southwall Europe GmbH.

In June 2004, the January 19, 2004 agreement with Teijin was amended as the Company sold one of its machines to a third party. The amendment provided that the Company would pay to Teijin the proceeds from the sale of the equipment. In June 2004, the Company paid $560 and in September 2004, the Company paid $290 to Teijin from the proceeds of the disposal of a fixed asset. The remaining balance due to Teijin under the agreement of $419 at December 31, 2004 will be paid in accordance with the agreement, as amended. In February and March 2005, the Company paid $150 and $269, respectively, of the remaining balance.

The Company performed an assessment under SFAS No.15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”) and Emerging Issues Task Force 02-04, “Debtors Accounting for a Modification or an Exchange of Debt Instruments” ("EITF02-04") in accordance with SFAS 15 to assess whether the debt restructuring constituted a troubled debt restructuring. The Company concluded that the debt restructuring was in fact a troubled debt restructuring as the Company was in financial difficulty and Teijin had granted a concession to the Company, under the definitions of such conditions in the EITF 02-04 guidance. The concession resulted from the non-interest bearing nature of the debt. As the carrying value of the original debt approximates the new debt and bears no interest, the gain on restructuring was considered insignificant. The carrying value of the debt will be reduced as payments are made.

Settlement agreement

During 1999, Southwall entered into a master equipment sale-leaseback agreement with a leasing company, Matrix Funding Corporation ("lessor"). The Company was in dispute with the lessor over the interpretation of certain terms of the lease agreement and withheld lease payments due from March 2001 until February 2004. The lessor notified the Company that it considered the Company to be in default and in January 2002 drew down on a letter of credit in the amount of $0.5 million that collateralized the Company's obligations. In May 2002, a suit was filed against the Company by an agent of the successor to the lease demanding payment of unpaid lease payments and alleged residual values. (See Note 11- Commitments and Contingencies.) In February 2004, the Company entered into a settlement agreement with the agents pursuant to which the Company agreed to pay an aggregate of $2.0 million bearing interest at a stepped rate. The settlement requires the Company to make an interest payment in 2004, and beginning in 2005, to make quarterly principal and interest payments until 2010. At December 31, 2004, the carrying value of the liability was $4,400 ($2,000 of principal, plus $2,400 of accrued interest). The agreement included a confession of judgment, whereby the Company acknowledges that it would owe damages of $5,900 in the event of payment defaults under the settlement agreement.

Financial Statements Table of Contents

The Company performed an assessment under SFAS 15 and EITF 02-04 to assess whether this debt restructuring constituted a troubled debt restructuring. The Company concluded that the debt restructuring was in fact a troubled debt restructuring as the Company was in financial difficulty and the lessors had granted a concession to the Company, under the definitions of such conditions as set forth in EITF 02-04. The reduction in the amount of the debt indicated that a concession had been granted. SFAS 15 requires an assessment of the total future cash payments specified by the new terms of the debt, including principal, interest and contingent payments. If the payments are less than the carrying amount of the payable, the Company should reduce the carrying amount to an amount equal to the total future cash payments specified by the new terms and should recognize a gain on restructuring of payables equal to the amount of the reduction. In its assessment, management factored in the $5,900 confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring. The carrying value of the debt remains on the consolidated balance sheet and the liability will be reduced as payments are made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment. Based on a SFAS 5 determination, when the Company considers default probable, the liability would be increased to the $5,900 confession of judgment value reduced for any payment made. The excess of the carrying value over the $2,000 is recorded in other long-term liabilities on the balance sheet.

Loans from German Banks

On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to 3,100 Euros ($3,900). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in euros after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum until December 31, 2004, after which it will be revised to the prevailing rate. Of the borrowings outstanding of $2,321under this bank loan at December 31, 2004, $1,857 was classified as non-current in the accompanying consolidated balance sheet.

On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds were made available in three tranches, and were used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at December 31, 2004; the Company is current with respect to all principal and interest payments due under the loan agreement. Under the first tranche, the Company borrowed 2,500 Euros ($3.2 million) for a term of twenty years beginning on May 28, 1999. The principal is repayable in euros beginning after ten years in ten equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years, after which time the rate will be adjusted to a current prevailing rate. Of the borrowings outstanding under this tranche of $3,405 at December 31, 2004, $3,405 was classified as non-current in the accompanying consolidated balance sheet. Under the second tranche, the Company borrowed 1,700 Euros ($2,100) for a term of seven years beginning May 28, 1999 and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bears fixed interest at 3.75% per annum for the period of seven years. At December 31, 2004, the amount due under this second tranche was $778, and $389 was classified as a non-current liability. Under the third tranche, the Company borrowed 2,100 Euros ($2,700) for a term of ten years beginning on July 25, 2000, and the principal is repayable after one year, in thirty-six equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the first five years, after which time the rate will be adjusted to a current prevailing market rate. At December 31, 2004, the amount due was $1,843; of this amount, $1,526 was classified as non-current.

On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to 1,700 Euros ($2,300). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in Euros. Fifty percent of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as non-current "Restricted loan proceeds." The amount due under this bank loan at December 31, 2004 was $2,298, which was classified as non-current.

The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary. The dollar equivalent value for the preceding German bank loans has been calculated using the Euro exchange rate as of December 31, 2004.

Other term debt consists of capitalized leases related primarily to certain computer equipment used by the Company.

Scheduled principal payments of term debt for the next five years and thereafter, are as follows:
Amount

2005	$1,420
2006	1,474
2007	1,143
2008	1,467
2009	4,265
Thereafter	3,295
Total	$13,064

The Company incurred total interest on indebtedness of $2,300, $1,600 and $1,700 in 2004, 2003 and 2002, respectively.

NOTE 6 - GOVERNMENT GRANTS AND INVESTMENT ALLOWANCES

The Company has an agreement to receive cash grant awards (the "Grant"), which was approved by the Saxony government in May 1999. As of December 31, 2004, the Company had received approximately 5,000 Euros ($6,800) under this Grant and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden manufacturing facility. Additionally, as of December 31, 2004, the Company has a balance remaining from the government grants received in May 1999 of 400 Euros ($500), which has been recorded as an advance and held as restricted cash until the Company receives approval from the Saxony government to apply the funds to reduce its capital expenditures.

Financial Statements Table of Contents

Giving effect to an amendment of the terms of the Grant in 2002, the Grant is subject to the following requirements:

(a)	The grant was earmarked to co-finance the costs of the construction of a facility to manufacture XIR® film for the automotive glass industry.

(b)	The construction period for the project is from March 15, 1999 to June 30, 2006.

(c)	The total investment during the construction period should be at least 47,000 Euros ($59,400).

(d)	The project must create at least one hundred forty-three permanent jobs and seven apprenticeships by June 30, 2006.

If the Company fails to meet the above requirements, the Saxony government has the right to demand repayment of the Grant.

In addition to the Grant, the Company is further eligible for cash investment allowances from the Saxony government calculated based on the total projected capital investment by the Company in its Dresden facility of 47,000 Euros ($59,400), subject to European Union regulatory approval. During 2000, 2001, 2002, 2003 and 2004, the Company received 1,200 Euros ($1,500), 2,500 Euros ($3,200), 1,200 Euros ($1,500), 1,300 Euros ($1,600) and 400 Euros ($500) respectively, in investment allowances from the Saxony government, and those proceeds were applied to reduce the capitalized construction cost of the Dresden facility. These investment allowances are subject to the following requirements:

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

If the Company fails to meet the above requirements, the Saxony government has the right to demand repayment of the allowances. The Grants and investment allowances, if any, that the Company is entitled to seek from the Saxony government vary from year to year based upon the amount of capital expenditures that meet the above requirements. Generally, Southwall is not eligible to seek total investment grants for any year in excess of 33% of its eligible capital expenditures for that year. The Company cannot guarantee that it will be eligible for or receive additional grants or allowances in the future.

NOTE 7 - INCOME TAXES

For financial reporting purposes, “Income (loss) before provision for (benefit from) income taxes” included the following components for the years then ended December 31:
	2004		2003	2002

Domestic	$	(1,893)	$(43,847)	$(4,278)
Foreign		2,322	2,236	--

Total		$429	$(41,611)	$(4,278)

The provision for (benefit from) income taxes for the years then ended December 31, 2004, 2003 and 2002 consist of the following:

	2004	2003	2002
Current:
Federal	$--	$--	$--
State	32	18	17
Foreign	525	316	(104)

Total current	557	334	(87)

Deferred:
Federal	--	--	--
State	--	--	--
Foreign	57	347	--

Total deferred	57	347	--

Total provision	$614	$681	$(87)

The income tax provision relates primarily to foreign taxes, foreign withholding taxes on royalty payments and state minimum tax obligations.

The effective income tax rate differs from the federal statutory rate as a result of foreign taxes and valuation allowances established for deferred tax assets.

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

Financial Statements Table of Contents

	December 31,
	2004	2003
Deferred Tax Assets (Liabilities):

Federal and state net operating losses	$12,112	$14,241
Research and MIC credits	2,422	1,971
Non-deductible and accrued expenses	9,503	5,238
Impairment expense	3,868	11,987
Depreciation	(5,557)	(5,057)
Foreign temporary differences	(397)	(304)
Other	--	1,141

Net deferred tax assets	21,951	29,217
Deferred tax assets valuation allowance	(22,348)	(29,521)

Net deferred tax liability	$(397)	$(304)

The net deferred tax liability is included in other long term liabilities on the consolidated balance sheets.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $7,173 for the period ended December 31, 2004.

As of December 31, 2004, the Company has net operating loss carry forwards for federal income tax purposes of approximately $33,511, which expire beginning in the year 2005. The Company also has California net operating loss carry forwards of approximately $6,657, which expire beginning in the year 2005.

The Company has federal and California research and development tax credits of $686 and $1,279, respectively. The federal research credits began to expire in the year 2004 and the California research credits have no expiration date. The Company also has California Manufacturers’ Investment Credit of $456, a portion of which is currently expiring yearly.

Utilization of the Company’s net operating loss and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss or credits before utilization.

NOTE 8 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS COMPENSATION

Stock Option Plans

The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 1997 Stock Incentive Plan and the 1998 Stock Option Plan for employees, board members and consultants. The board of directors adopted the 1998 Stock Option Plan for employees and consultants on August 6, 1998. The Human Resources Committee of the board of directors administers the plans and agreements. The exercise price of options granted under the 1997 and 1998 plans must be at least 85% of the fair market value of the stock at the date of grant.

Generally, options granted under the plans vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or three months after the optionee terminates his relationship with the Company. In October 2004, the board of directors changed the vesting. Grants after October 2004 under both plans vest at a rate of 25% after six months and then evenly monthly thereafter for the remaining 42 months.

From 1998 to 2002 a certain officer of Southwall exercised stock options under the plans by issuing full recourse notes with an annual rate of interest of generally 7%, as discussed in Note 12.

As of December 31, 2004, there were 4,151 shares of common stock available for grant under the two stock option plans.

Financial Statements Table of Contents

The activity under the option plans, combined, was as follows:
			Weighted
		Range of	Average
		Exercise	Exercise
	Options	Price	Price
Options outstanding at January 1, 2002	1,911	$1.56 - $11.50	$ 4.81
Granted	655	$2.25 - $15.00	7.81
Exercised	(322)	$2.13 - $11.50	5.10
Cancelled or expired	(291)	$2.13 - $15.00	5.65
December 31, 2002	1,953	$2.13 - $15.00	5.64

Granted	719	$0.88 - $ 2.28	1.65
Exercised	--	--	--
Cancelled or expired	(585)	$1.92 - $15.00	5.18
December 31, 2003	2,087	$1.56 - $11.50	4.39

Granted Adjustments	300	$0.88 - $ 0.88	0.88
Granted	2,379	$0.50 - $ 1.81	0.95
Exercised	--	--	--
Cancelled or expired	(727)	$0.50 - $15.00	4.01
December 31, 2004	4,039	$2.13 - $15.00	$ 4.19

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average		Average
Exercise	Out-	Life	Exercise	Number	Exercise
Prices	standing	(years)	Price	Exercisable	Price
$ 0.50 -- $0.50	1,425	9.60	$0.50	0	$0.00
$ 0 52 -- $0.98	405	8.26	0.87	190	0.90
$ 1.05 -- $1.58	374	8.22	1.26	67	1.33
$ 1.81 -- $1.81	597	6.15	1.81	0	0.00
$ 1.92 -- $3.49	425	5.14	2.40	232	2.56
$ 3.71 -- $5.21	418	2.21	4.64	410	4.63
$ 5.75 -- $8.72	322	4.16	7.64	231	7.45
$ 9.90 -- $9.90	61	4.32	9.90	31	9.90
$11.50 --$11.50	10	2.18	11.50	10	11.50
$15.00 --$15.00	2	4.30	15.00	1	15.00
$ 0.50 --$15.00	4,039	7.06	$2.17	1,172	$4.19

Employee Stock Purchase Plan

In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("the 1997 Plan") and reserved 100 shares of common stock for issuance there under. Employees, subject to certain limitations, may purchase shares at 85% of the lower of the fair market value of the common stock at the beginning of the six-month offering period, or the last day of the purchase period. During 2004, 2003 and 2002, 7, 21 and 59 shares, respectively, were sold under the 1997 Plan. At December 31, 2004, there were 70 shares available for issuance under the 1997 Plan.

401(k) Plan

In 1998, the Company sponsored a 401(k) defined contribution plan covering eligible employees who elect to participate. Southwall is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the board of directors. The Company matches 25% of each eligible participant's 401(k) contribution up to a maximum of 20% of the participant's compensation, not to exceed one thousand dollars per year. Southwall's actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary or profit sharing contributions were made for the years ending December 31, 2004, 2003 and 2002. Matching contributions for the years ended December 31, 2004, 2003 and 2002 were $100 for each year.

NOTE 9 - WARRANTS

The warrants described below are for common stock at an exercise price of $0.01. With the exception of the warrants issued in connection with the letter of intent, the term of the warrants is five years from the date of issuance. As a result of the nominal exercise price of the warrants, the warrant value is based on the value of the common stock on the date of issuance.

Financial Statements Table of Contents

The quoted market price of the Company’s common stock was not regarded as an appropriate basis for warrant values, on account of the dilution of the stock and the thin trading of the stock. The fair value of the common stock was based on a Company valuation performed by management and a third party using accepted valuation methodologies.

Balance sheet classification of warrants:

Emerging Issues Task Force 00-19 identifies conditions necessary for equity classification of warrants. One condition is that a sufficient number of authorized and un-issued shares exist at the classification assessment date to control settlement by delivering shares.  In that evaluation, a company must compare (a) the number of currently authorized but un-issued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of the contract.  If the amount in (b) exceeds the amount in (a), share settlement is not within the control of the company and asset or liability classification is required.

As of December 31, 2003, the Company satisfied the conditions necessary for equity classification of its warrants, including the availability of sufficient authorized and un-issued shares to satisfy existing commitments.

On January 19, 2004, in addition to issuing warrants to purchase 75 shares of common stock to PBF, the Company obligated itself to issue 1,597 warrants to Needham and Dolphin, the Investors, as a result of entering into a debt agreement with Teijin, as detailed below. As a result, as of January 19, 2004, the Company had insufficient authorized and un-issued shares to satisfy existing commitments had all outstanding warrants been exercised on that date, thereby triggering liability classification for all outstanding warrants.

The Company was required to re-measure all outstanding warrants as of January 19, 2004 and to transfer the fair value of the warrants to liabilities with the difference between the equity carrying value and the re-measured fair value of the liability recorded as non-operating expense. The charge recorded on January 19, 2004 totaled $151.

The warrants were classified as liabilities until the shareholders approved the increase in authorized shares on October 5, 2004. The warrants were re-measured as of the end of the first quarter of 2004, resulting in a charge of $23, which was recorded as non-operating expense. The warrants were again re-measured as of the end of the second quarter of 2004, resulting in a charge of $1,282, and as of the end of the third quarter of 2004, resulting in a charge $427, which was recorded as non-operating expense.

Warrants issued in connection with the Letter of Intent:

In connection with the November 11, 2003 Letter of Intent signed between Needham and the Company outlining the proposed debt guarantee and equity financing the Company issued warrants for 1,254 shares of common stock, representing 10% of the outstanding common stock of the Company, with an exercise price of $0.01 per share. The warrants were to expire on November 11, 2008 or the execution of definitive investment agreements, whichever was earlier. The warrants expired on December 18, 2003, the date of the signing of the definitive investment agreements.

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

The Company valued the warrants at $100; and, that value reflected the relative probabilities of an agreement being reached and the anti-dilution feature being triggered. The fair value of the warrant was recorded as a non-operating expense in the fourth quarter of 2003.

Warrants issued in connection with the investment agreement:

In accordance with the investment agreement, warrants were to be issued to the Investors on the closing of each guarantee and equity tranche. However, the investment agreement provided that the Investors were entitled to receive warrants to purchase 753 shares of common stock associated with the second tranche of equity regardless of whether the second equity closing occurred. This term was included in the agreements as further incentive for the Investors to enter into definitive agreements. As the Company had an enforceable obligation to issue the warrants and as the terms of the warrants were known as of the date of the investor agreement, the warrants were considered issued for accounting purposes as of December 18, 2003.

As the warrants were issued as an incentive to enter into definitive agreements for transactions that the Investors were not necessarily committed to consummate, the Company determined that the value of the warrants should be recorded as a non-operating expense, which was recorded in the fourth quarter of 2003. The Company considered that the Investors were not necessarily committed to the contemplated transactions because of the arguably subjective nature of determining whether certain conditions to closing were satisfied. Management determined the value of the warrants to be $309.

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

Financial Statements Table of Contents

In December 2003, the issuance to the Investors of additional warrants exercisable for 409 shares of common stock was required by note or debt issuances under the restructuring plan. The Company determined the value of the warrants to be $168. The fair value of the warrants was recorded as non-operating expense in the fourth quarter of 2003. In the first quarter of 2004, the Company issued 9,849 additional warrants to the Investors as a result of note or debt issuances under the restructuring plan. The Company determined the fair value of the warrants to be $4,256, which was recorded as a non-operating expense in the first quarter of 2004.

Warrants issued in connection with the guarantee from Needham and line of credit from PBF:

In connection with the first guarantee from Needham and as additional incentive to complete the financing closings, as contemplated in the investment agreement, the Company issued warrants for 941 shares of common stock in the fourth quarter of 2003. Management determined the value of the guarantee and warrants at $98 and $386, respectively.

The Company recorded the amount of the warrant value equal to the fair value of the guarantee, $98, as debt issuance costs to be amortized over the life of the line of credit. The residual value of the warrants, $288 was recorded as a non-operating expense in the fourth quarter of 2003, as representing an incentive to enter into definitive agreements for transactions to which Needham was not committed. A total of $274 of debt issuance cost was expensed in fiscal 2004 and there was no debt issuance cost on the consolidated balance sheet at December 31, 2004.

In connection with the second guarantee from Needham and as additional incentive to complete the financing closings, as contemplated in the investment agreement, the Company issued warrants for 941 shares of common stock in the first quarter of 2004. Management determined the value of the guarantee and warrants at $33 and $356, respectively.

The Company recorded the amount of the warrant value equal to the fair value of the guarantee, $33, as debt issuance costs to be amortized over the life of the line of credit. The residual value of the warrants, $334 was recorded as a non-operating expense in the first quarter of 2004, as representing an incentive to enter into definitive agreements for transactions to which Needham was not committed.

In November 2003, the Company defaulted under its Factoring Agreements with PBF. As a result of the default, PBF was entitled to demand immediate repayment of all outstanding obligations, or to foreclose its security interest in the Company’s collateral. In consideration of PBF’s forbearance from exercising its rights and as incentive to provide $3.0 million of borrowings under the line credit, the Company agreed to issue warrants for 250 shares of the Company’s common stock. In addition, the Company paid a forbearance fee of $70 and reimbursed PBF for $31 of legal fees. The Company determined that the fair value of the warrants was $103. The Company recorded the fair value of the warrants and the fees to debt issuance costs and is amortizing the amount over the life of the line of credit.

On January 19, 2004, the Company issued 75 warrants to PBF in consideration of PBF’s consent to the execution by Southwall Europe GmbH (“Southwall Europe”) of a written Guaranty Agreement in favor of Teijin Limited (“Teijin”). The Guaranty by Southwall Europe was to guarantee the Company’s obligations to pay Teijin $1.3 million in full settlement of the Company’s debts and obligations to Teijin stemmed from the Company’s default on a Japanese bank loan for which Teijin was the guarantor. The Company determined the fair value of the warrants was $33 and has recorded the cost as debt issuance costs in the first quarter of 2004.

On January 30, 2004, the Company issued 35 warrants to PBF in exchange for PBF granting a two-week extension of its forbearance to enable the Company to execute the investment agreement. The Company determined the fair value of the warrants to be $15. The Company recorded the fair value of the warrants to debt issuance costs and is amortizing the amount over the life of the line of credit.

Issuance Of Warrants In Connection With The Convertible Debt:

In connection with the issuance of the convertible notes the Company issued warrants for 1,694 shares of common stock to the investors on February 20, 2004.

As discussed above, the terms of the original investment agreement was such that the Investors were entitled to receive the 753 warrants associated with the second tranche of equity regardless of whether the second equity closing occurred. As the Company had an enforceable obligation to issue the warrants and because the terms of the warrants were known as of the date of the investor agreement, the warrants were considered issued for accounting purposes as of December 18, 2003. As discussed above, the Company valued the 753 warrants at $309 and recorded the amount as non-operating expense in the fourth quarter of 2003. As a result, the number of warrants issued for accounting purposes on February 20, 2004 in connection with the issuance of convertible debt was 941 (that is, 1,694 shares underlying the warrants actually issued less the 753 shares underlying the warrants deemed previously issued on December 18, 2003).

The fair value of the 941 warrants was determined by management to be $414 and is recorded as discount on the convertible notes in the first quarter of 2004 and was expensed as interest expense over the life of the debt instrument using the effective interest rate method. During 2004, $115 of the debt discount was amortized to interest expense.

Embedded Derivatives:

The features of the convertible notes include the right to convert the notes into Series A preferred stock (“Conversion Right”). This right was evaluated by the Company to determine if it gave rise to an embedded derivative instrument that would need to be accounted for separately in accordance with SFAS 133 and EITF 00-19.

The Company concluded that the Conversion Right qualified as an embedded derivative and did not meet the SFAS 133 scope exceptions. Therefore, the Company bifurcated and fair valued the conversion feature. The fair value of the Conversion Right was determined by management to be $820 and was recorded as a discount on the convertible notes and will be amortized as interest expense over the life of the debt instrument using the effective interest rate method.

The embedded derivative was classified as a liability and was re-measured at the end of the first quarter, second quarter and third quarter of 2004. In accordance with DIG Issue A18, “Application of Market Mechanism and Readily Convertible to Cash Subsequent to the Inception or Acquisition of a Contract”, when the contract ceased to be a derivative as a result of the stockholder approval for the increase in authorized shares, the Company discontinued accounting for the conversion option at fair value separate from the debt. The liability balance for the conversion option recorded on the books resulted in an adjustment of the basis of the debt. The liability balance at October 5, 2004, the date the stockholders approved the increase in authorized shares, was $1,036. The balance of the debt discount when the debt was converted on December 31, 2004 to Series A redeemable convertible preferred stock was $1,119. The net amount between the balance of the liability and the debt discount of $83 was re-classed to Series A redeemable convertible preferred stock as a reduction of the total value of the Series A redeemable convertible preferred stock.

Financial Statements Table of Contents

The total net value of the warrants recorded in long-term liability of $8,055 before the stockholders’ approval to increase the number of authorized and un-issued shares was re-classed to capital in excess of par value after the approval in October 2004.

NOTE 10 - SEGMENT REPORTING

Southwall reports segment information using the management approach to determine segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company is organized on the basis of products and services. However, we do not separately track costs associated with our segments. The total net revenues for the automotive glass, electronic display, architectural and window film product lines were as follows:

	2004	2003	2002
Automotive glass	$20,584	$20,297	$20,374
Electronic display	20,554	19,019	26,555
Architectural	7,010	6,297	11,183
Window film	9,425	7,713	10,647
Total net revenues	$57,573	$53,326	$68,759

The following is a summary of net revenue by geographic area:

	2004	2003	2002
United States	$12,186	$5,707	$10,597
Japan	18,387	17,118	24,853
France	10,283	9,327	12,922
Pacific Rim	7,228	7,335	9,326
Germany	5,787	7,079	5,425
Rest of the world	3,702	6,760	5,636
Total net revenues	$57,573	$53,326	$68,759

Southwall operates from facilities located in the United States and Germany. Identifiable assets were as follows:

	December 31,
	2004	2003
United States	$20,871	$15,392
Germany	24,076	26,329
Consolidated	$44,947	$41,721

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain property and equipment as well as its facilities under noncancellable operating and capital leases. These leases expire at various dates through 2008. As of December 31, 2004, the future minimum payments under these leases are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2005	$43	$674
2006	--	1,511
2007	--	99
2008	--	11
Future minimum lease payments	43	$2,295
Less - amounts representing interest	--
Present value of future minimum lease payments	43
Current maturities	43
Long-term lease obligations	$--

Financial Statements Table of Contents

Rent expense under operating leases was approximately $1,600, $2,200 and $3,700 in 2004, 2003 and 2002, respectively. In December 2003 we reached an agreement with the landlord of one of our Palo Alto buildings to change the terms of the lease. As we intend to occupy the premises through December 2004, we accounted for the change as a lease modification in accordance with SFAS No. 13, Accounting for Leases. The modification is reflected in the above table. In January and February 2004, we reached agreements with two further landlords to reduce, or extend the payment periods of our contractual obligations

We have a supply agreement with Saint Gobain that expires December 31, 2005 and have a contractual commitment to deliver products on time. Shipment delays can result in maximum penalties up to 11.5% of the purchase price depending on the duration of the delay. To date, we have not incurred any late shipment penalties against this Agreement.

We have a supply agreement with Globamatrix that runs through December 31, 2011. We have a contractual commitment to deliver products on time. Shipment delays can result in maximum penalties up to 36% of the undelivered portion of the order depending on the percentage of product that is delayed. We incurred a penalty in 2002, the amount of which was immaterial.

At December 31, 2004, we had a purchase commitment in the amount of $435 to purchase Indium from one of our suppliers in 2005.

Contingencies

The Company is named as a defendant, along with Bostik, Inc., in an action captioned WASCO Products, Inc. v. Southwall Technologies, Inc. and Bostik, Inc., Div. Action No. C 02 2926 SBA, which was filed in Federal District Court for the Northern District of California on June 18, 2002. We were served with the Complaint in this matter on July 1, 2002. The plaintiff filed the matter as a class action on behalf of all entities and individuals in the United States who manufactured and/or sold and warranted the service life of insulated glass units manufactured between 1989 and 1999, which contained Southwall Heat Mirror film and were sealed with a specific type of sealant manufactured by Bostik, Inc. The plaintiff alleged that the sealant provided by Bostik, Inc. was defective, resulting in elevated warranty replacement claims and costs. The plaintiff asserted claims against us for breach of an implied warranty of fitness, misrepresentation, fraudulent concealment, negligence, negligent interference with prospective economic advantage, breach of contract, unfair business practices and false or misleading business practices. The plaintiff sought recovery on behalf of the class of $100 million for damages allegedly resulting from elevated warranty replacement claims, restitution, injunctive relief, and non-specific compensation for lost profits. By Order entered December 22, 2003, the Court dismissed all claims against us. The plaintiff has filed a notice of appeal to the Ninth Circuit Court of Appeals. Our insurance carriers under reservation of rights are paying a percentage of our defense costs.

We are a defendant in the action captioned Four Seasons Solar Products Corp. v. Black & Decker Corp., Bostik, Inc. and Southwall Technologies Inc., No. 5 CV 1695, in the United States District Court for the Eastern District of New York. Plaintiff was a manufacturer of insulated glass units, which incorporate Heat Mirror film. Plaintiff alleged that a sealant produced by a co-defendant is defective, asserts causes of action for breach of contract, unfair competition, and fraudulent concealment, and sought monetary damages of approximately $36 million for past and future replacement costs, loss of customer goodwill, and punitive damages against all defendants. On April 8, 2003, the Court issued an order granting final judgment in our favor. Four Seasons filed a Notice of Appeal. On appeal, the judgment in our favor was affirmed. Our insurance carriers under reservation of rights paid a percentage of our defense costs.

The insurance carriers in some of the litigation related to allege product failures and defects in window products manufactured by others in which we were a defendant in the past paid the defense and settlement costs related to such litigation. Those insurance carriers reserved their rights to recover a portion or all of such payments from us. As a result, those insurance carriers could seek from us up to an aggregate of $12.9 million plus defense costs, although any such recovery would be restricted to claims that were not covered by our insurance policies. We intend to vigorously defend any attempts by these insurance carriers to seek reimbursement. We are not able to estimate the likelihood that these insurance carriers will seek to recover any such payments, the amount, if any, they might seek, or the outcome of such attempts.

In addition, we are involved in certain other legal actions arising in the ordinary course of business. We believe, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, our consolidated financial position, results of operations or cash flows.

NOTE 12 - RELATED PARTY TRANSACTIONS

Teijin

On April 9, 1997, Southwall signed collaborative agreements with a major supplier of the Company's raw materials, Teijin Limited. The agreements provided for, among other things, the purchase by Teijin of 667 shares of the Company's common stock at a price of $7.50 per share; a guarantee by Teijin of a $10,000 loan to the Company; and an agreement to collaborate to achieve closer marketing and product development ties between the two companies. The Company paid an annual loan guarantee fee to Teijin of 0.5625% of the outstanding principal balance of the loan guaranteed by Teijin. The Company paid a loan guarantee fee of approximately $39 and $7 to Teijin in 2002 and 2003, respectively. Pursuant to a letter agreement dated March 28, 2002, the Company was obligated to prepay $2,500 of the loan guaranteed by Teijin with the proceeds from common stock sold in a public offering or an amount equal to 10% of the proceeds from a sale of stock other than in a public offering. As a result of the Company's successful follow-on public offering in 2002, the Company paid $2,500, in addition to the scheduled principal payment of $1,250, on November 6, 2002. The Company made the scheduled payment of $1,250 in May 2003. However, the Company did not make the scheduled payment of $1,250 due on November 5, 2003 under the loan and Teijin paid the $1,250 to the Japanese bank in November 2003. Teijin honored its guarantee and satisfied the obligation. On January 19, 2004, the Company entered into a Guaranteed Loan Agreement with Teijin to satisfy Teijin's claim. In February and March 2005, the Company paid $100 and $300, respectively, which was the remaining balance on the loan with Teijin. (See Note 5 - Term Debt and Capital Leases.)

During 2004, 2003 and 2002, the Company paid Teijin approximately $1,200, $2,200 and $6,300, respectively, for purchases of raw material substrates. At December 31, 2004 and 2003, accounts payable to Teijin were $400 and $200, respectively.

Transactions Involving Directors

In April 1997, the Company entered into a development and technology agreement with Energy Conversion Devices, Inc., or ECD. This agreement provides that the Company will pursue with ECD the commercialization of the process of sputter coating on flexible substrates using PECVD processes. The agreement further provides that the Company will pay ECD a royalty in an amount based upon the sales volume of product produced through the PECVD process. Southwall agreed to pay to ECD 2.25% of its net sales in connection with PECVD technology for five years and 1.25% of net sales after that. Through December 31, 2003, the process had not been commercialized and the Company had not paid ECD royalties under the agreement. In February 1999, the Company entered into an equipment purchase contract with ECD pursuant to which ECD agreed to modify one of the Company's production machines (PM 7) so that the machine would produce products by means of the PECVD process. The Company paid ECD approximately $10 in 2000, $290 in 2001 and nothing in 2002 and 2003 in connection with its conversion of PM 7 to the use of PECVD technology. A former director of Southwall is the Chairman of ECD. As a requirement of the settlement reached with Portfolio Financial Servicing Company (See Note 10), the Company transferred possession of PM 7 to Portfolio Financial Servicing Company, the lien holder of PM 7. At December 31, 2002, the Company owed ECD approximately $70 in connection with the conversion of PM 7, which was represented by a note payable. A final payment of $70 was made in 2003.

Financial Statements Table of Contents

During 1998, 1999, 2000, 2001 and 2002, we lent $44, $25, $0, $19 and $15, respectively, to Thomas G. Hood, our President and Chief Executive Officer and a director, to permit him to exercise stock options that were about to expire at a time when he was not able to sell the shares issuable upon exercise to pay the exercise price. The indebtedness is represented by full recourse notes payables to us, which are due on June 30, 2003 each bearing interest at the rate of 7.0% per annum. The largest amount of indebtedness outstanding under these notes at any time during 2003 was $131, including interest. While the board of director's intention was to enforce collection of the notes, on June 30, 2003, the Company's board of directors forgave all of the outstanding loans, totaling $130 including interest, in lieu of a bonus earned which otherwise would have been paid in cash. The Company recorded this transaction as compensation expense during the second quarter of 2003.

NOTE 13 - IMPAIRMENT OF LONG-LIVED ASSETS

During 2003, the Company experienced shortfalls in revenue compared to its budgeted and forecast revenues. In addition, in the third quarter of 2003, the Company determined that, due to reduced demand for its products, anticipated revenues through the remainder of 2003 and 2004 would be substantially below expected as well as historical levels. The Company believed that the reduced demand for its products was caused by the decline in PC sales worldwide, competition from alternative technologies in the automotive glass segment, as well as declines in certain residential and commercial construction markets as a result of the economic recession in the U.S. As the Company's U.S. operations have a higher operating cash break-even point compared to its Dresden operations, it believed that the lower anticipated revenues indicated that an impairment analysis of the assets of its U.S. operations was necessary at September 28, 2003. As a result of the Company's decision to close the Tempe operations in the fourth quarter, it concluded that a further impairment analysis of the long-lived assets of the U.S. operations was necessary at December 31, 2003. The Company, therefore, performed an evaluation of the recoverability of long-lived assets related to its U.S. business at September 28, 2003 and December 31, 2003 in accordance with the SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". For long-lived assets to be held and used, the determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company's evaluation concluded that the undiscounted expected future cash flows were less than the carrying values of these assets, and an impairment charge was required. The impairment charge represents the amount required to write-down long-lived assets to the Company's best estimate of fair value. For long-lived assets to be disposed of by sale or abandonment principally the long-lived assets located at the Tempe operation, the impairment loss is estimated as the excess of the carrying value of the assets over fair value. As a result of the Company's assessment it recorded non-cash, impairment charges of $19,380 and $8,610 for the periods ended September 28, 2003 and December 31, 2003, respectively. The factors considered by the Company in performing this assessment included current operating results, trends, and prospects, the closure of its Tempe operation, as well as the effects of obsolescence, demand, competition, and other economic factors.

During 2004, the Company recovered $1,513 from the sale of a previously written-down machine.

NOTE 14 - SUBSEQUENT EVENTS

On January 19, 2005, we received the final payment of $170 on the sale of PM5 from a third party. From these proceeds, we paid Teijin Limited, a major supplier $150. On March 21, 2005, we paid the remaining balance of our loan to Teijin of $269.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation and Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Report on Internal Control Over Financial Reporting. We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting and an attestation from an independent registered public accounting firm in our Annual Report on Form 10-K beginning with the filing for our fiscal year ending December 31, 2006.

(c)	Changes in Internal Controls. There were no changes in our internal controls over financial reporting identified that are reasonably likely to affect the internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this annual report as we intend to file a proxy statement for our Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in that proxy statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, and the remainder is contained in our proxy statement for our 2005 Annual Stockholders Meeting under the heading “Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our 2005 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors is contained in our 2005 proxy statement under the heading “Corporate Governance” and is incorporated herein by reference.

We have adopted a written code of conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its named executive officers is set forth under “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference. Information regarding the Company’s compensation of its directors is set forth under “Director Compensation” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which information is incorporated herein by reference.

Information regarding the Company’s equity compensation plans, including both stock holder approved plans and non-stockholder approved plans, is set forth in the section entitled “EXECUTIVE OFFICER COMPENSATION—Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under “Independent Auditor Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a) (1) Financial Statements. The following Financial Statements of Southwall Technologies Inc. are filed as part of this Form 10-K:

(2) Financial Statement Schedule.

Schedule II - Valuation and qualifying accounts and reserves (amounts in thousands):

Description	Balance at Beginning of Year	Additions		Deductions		Balance at End of Year
2004
Inventory reserves	$1,440	$2,129		$2,315	(2)	$1,254
Allowance for doubtful accounts	$778	$--		$486	(2)	$292
Reserves for warranty and sales returns	$1,851	$2,359	(1)	$1,509	(2)	$2,701
Tax valuation allowance	$29,521	--		7,173	(2)	22,348

2003
Inventory reserves	$988	$908		$456	(2)	$1,440
Allowance for doubtful accounts	$552	$275		$49	(2)	$778
Reserves for warranty and sales returns	$2,069	$2,271	(1)	$2,489	(2)	$1,851
Tax valuation allowance	$14,671	$14,850		$--		$29,521

2002
Inventory reserves	$1,001	$255		$268	(2)	$988
Allowance for doubtful accounts	$388	$353		$189	(2)	$552
Reserves for warranty and sales returns	$2,642	$2,229	(1)	$2,802	(2)	$2,069
Tax valuation allowance	$10,969	$3,702		$--		$14,671

Notes :   (1) Charged against revenue.
(2) Reserves utilized during the year.

(3) Exhibits.

  Reference is made to the Exhibit Index, which follows the signature pages of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the day of March 29, 2005.

SOUTHWALL TECHNOLOGIES INC.

By:	/s/ Thomas G. Hood
Thomas G. Hood President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, as of March 29, 2005.

Signature	Title

/s/Thomas G. Hood	President, Chief Executive Officer and Director
Thomas G. Hood	(Principal Executive Officer)

/s/Maury Austin	Senior Vice President, Chief Financial Officer and
Maury Austin	Secretary (Principal Accounting Officer)

/s/George Boyadjieff	Chairman, Board of Directors
George Boyadjieff

/s/William A. Berry	Director
William A. Berry

/s/Jami K. Nachtsheim	Director
Jami K. Nachtsheim

/s/Joseph B. Reagan	Director
Joseph B. Reagan

/s/Walter C. Segdwick	Director
Walter C. Segdwick

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1(1)	Restated Certificate of Incorporation of the Company.
3.1.1(30)	Amendment to Amended and Restated Certificate of Incorporation of the Company
3.2(1)	By-laws of the Company.
3.3(26)	Amended and Restated Certificate of Designation, Preferences and Rights of Series A 10% Cumulative Preferred Stock of the Company filed with the Secretary of State of Delaware on January 30, 2004.
10.35.1(11)	Lease Agreement for the facilities at 3941 East Bayshore Road, dated October 7, 1999, between the Company and Straube Associates, Inc.
10.36(1)	Lease Agreement for the facilities at 3961 East Bayshore Road, dated March 20, 1979, between the Company and Allan F. Brown and Robert V. Brown.
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

10.95.1(27)	Letter Agreement dated January 29, 2004 between the Company and Greenwood & Son Real Estate Investments relating to the building located at 8175 South Hardy Drive, Tempe, Arizona.
10.96(13)	Digeo, Inc. sublease agreement.
10.97(13)	Energy Conversion Devices note payable.
10.98(14)	Globamatrix Purchase Agreement.
10.99(15)*	1998 Stock Plan for Employees and Consultants.
10.100(15)	Receivables Financing Agreement between Pacific Business Funding and the Company, dated June 30, 1999.
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

10.128(27)	Guaranteed Loan Agreement dated January 19, 2004, between Teijin Limited and the Company.
10.128.1(29)	Amendment No. 1, dated June 9, 2004, to Guaranteed Loan Agreement by and between Southwall and Teijin, Limited.
10.129(27)	Guaranty Agreement dated January 19, 2004, between Teijin Limited and Southwall Europe GmbH.
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

10.132 (26)	Amended and Restated Registration Rights Agreement, dated February 20, 2004, by and among the Company, Pacific Business Funding, Judd Properties, LLC, and the Investors.
10.133 (26)	Form of Secured Convertible Promissory Note issued by the Company to the Investors.
10.134 (26)	Pledge Agreement, dated February 20, 2004, between the Company and Needham & Company, Inc.
10.135 (25)	Form of Warrant to purchase shares of the Company's common stock.
10.136 (25)	Loan and Security Agreement, dated December 18, 2003, between the Company and Pacific Business Funding.
10.136.1(28)	First Amendment to Loan and Security Agreement dated as of December 18, 2003, dated April 29, 2004.
10.137 (25)	Forbearance Agreement, dated December 18, 2003, between the Company and Pacific Business Funding.
10.137.1(27)	First Amendment to Forbearance Agreement, dated December 29, 2003, between the Company and Pacific Business Funding.
10.137.2 (26)	Second Amendment to Forbearance Agreement, dated February 20, 2004, between the Company and Pacific Business Funding.
10.138(27)
Mutual Release and Settlement Agreement dated February 20, 2004, by and among the Company and Bank of America, N.A., Portfolio Financial Servicing Company and Lehman Brothers. Agreement relates to the Master Lease Agreement between Matrix Funding Corporation and the Company filed as Exhibit 10.111.

10.139(28)	Third Amendment to Domestic Factoring Agreement, dated April 29, 2004.
14(27)	Code of Ethics.
21(15)	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer
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

(28) Filed as an exhibit to the Form 10-Q Quarterly Report, filed with the Commission on May 17, 2004, and incorporated herein by reference.

(29) Filed as an exhibit to the Form 10-Q Quarterly Report, filed with the Commission on August 11, 2004, and incorporated herein by reference.

(30) Filed as an exhibit to the Form 10-Q Quarterly Report, filed with the Commission on November 8, 2004, and incorporated herein by reference.