Form 10-Q
period 2005-04-03
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2005-05-13
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2005 or
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

As of May 2, 2005, there were 26,778,482 shares of the Registrant's Common Stock outstanding.

Index

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION

Item 1—Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 3,	December 31,
ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$4,519	$4,547
Restricted cash	475	686
Accounts receivable, net of allowance for doubtful accounts of
$284 at April 3, 2005 and $292 at December 31, 2004	6,401	6,186
Inventories, net	8,363	8,355
Other current assets	2,354	1,757
Total current assets	22,112	21,531
Property, plant and equipment, net	19,596	21,110
Restricted cash loans	1,093	1,149
Other assets	1,130	1,157
Total assets	$43,931	$44,947

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt and capital leases	$1,306	$1,463
Line of credit	2,975	2,975
Accounts payable	2,536	2,544
Accrued compensation	1,001	1,378
Other accrued liabilities	6,164	6,643
Total current liabilities	13,982	15,003
Term debt and capital leases	10,468	11,644
Government grants advanced	475	505
Other long term liabilities	3,134	3,222
Total liabilities	28,059	30,374

Commitments and contingencies (Note 5)

Series A 10% cumulative preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding
(Liquidation preference $4,893)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value; 50,000 authorized, 26,778
and 26,488 shares outstanding at April 3, 2005 and
December 31, 2004, respectively	26	26
Capital in excess of par value	78,360	77,957
Accumulated other comprehensive income:
Cumulative translation adjustment	3,687	4,358
Deferred compensation	(132)	-
Accumulated deficit	(70,879)	(72,578)
Total stockholders’ equity	11,062	9,763

Total liabilities, redeemable preferred stock and stockholders’ equity	$43,931	$44,947

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended
	April 3,	March 28,
	2005	2004

Net revenues	$15,647	$11,067
Cost of revenues	11,270	8,466

Gross profit	4,377	2,601

Operating expenses:
Research and development	696	810
Selling, general and administrative	2,026	3,063
Impairment recoveries for long-lived assets	(170)	--

Total operating expense	2,552	3,873

Income (loss) from operations	1,825	(1,272)

Interest expense, net	(271)	(675)
Cost of warrants issued	--	(4,818)
Other income, net	292	430
Income (loss) before provision for income taxes	1,846	(6,335)

Provision for income taxes	147	355

Net income (loss)	1,699	(6,690)

Deemed dividend on redeemable preferred stock	123	--

Net income (loss) attributable to common stockholders	$1,576	$(6,690)

Net income (loss) per share:
Basic	$0.06	$(0.53)
Diluted	$0.05	$(0.53)

Shares used in computing net income (loss) per share:
Basic	26,613	12,548
Diluted	33,181	12,548

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three months ended
	April 3,	March 28,
Cash flows from operating activities:	2005	2004
Net income (loss)	$1,699	$(6,690)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Impairment recoveries from long-lived assets	(170)	-
Depreciation and amortization	623	615
Charges related to warrants issued to investors and creditors	-	4,818
Amortization of debt issuance costs	-	59
Stock compensation	91	-
Change in assets and liabilities:
Deferred revenues	(8)	-
Accounts receivable, net	(334)	2,439
Inventories, net	(8)	(50)
Other current and non current assets	(570)	(2,501)
Accounts payable and accrued liabilities	(764)	(660)
Net cash provided by (used in) operating activities	559	(1,970)
Cash flows from investing activities:
Decrease in restricted cash	191	-
Proceeds from sale of property, plant and equipment	170	-
Expenditures for property, plant and equipment	(136)	(347)
Net cash provided by (used in) investing activities	225	(347)
Cash flows from financing activities:
Repayments under capital lease	(4)	-
Proceeds from exercise of stock options	19	-
Principal payment on borrowings	(812)	(837)
Payments on line of credit	-	(1,298)
Proceeds from sale of convertible promissory notes	-	4,500
Investment credit in Germany	(5)	--
Net cash provided by (used in) financing activities	(802)	2,365
Effect of foreign exchange rate changes on cash	(10)	268
Net increase (decrease) in cash and cash equivalents	(28)	316
Cash and cash equivalents, beginning of period	4,547	1,152
Cash and cash equivalents, end of period	$4,519	$1,468

Supplemental cash flow disclosures:
Cash paid for interest	$234	$337
Cash paid for income taxes	$11	$90

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Interim Period Reporting:

The accompanying interim condensed consolidated financial statements of Southwall Technologies Inc. (“Southwall” or the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Southwall and its subsidiaries for all periods presented. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

The Company uses a 52-week fiscal year ending on December 31. The quarters ended April 3, 2005 and March 28, 2004 each included 13 weeks.

Note 2—Balance Sheet:

Inventories, net

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of net revenues. At April 3, 2005 and December 31, 2004, inventories consisted of the following (in thousands):

	April 3,	December 31,
	2005	2004
Raw materials	$4,048	$4,755
Work-in-process	3,502	2,059
Finished goods	813	1,541
	$8,363	$8,355

Other long-term liabilities

Other long-term liabilities consisted of the following at April 3, 2005 and December 31, 2004 (in thousands):

	April 3,	December 31,
	2005	2004

Liabilities associated with settlement agreement	$2,354	$2,354
Deferred tax liability	331	397
Long-term restructuring costs	200	200
Other	249	271
	$3,134	$3,222

Index

Note 3—Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive common shares potentially outstanding during the period, including stock options, warrants to purchase common stock and redeemable convertible preferred stock. The computation of diluted income (loss) per share uses the average of the closing prices of the common stock during the period.  In addition, the preferred stock dividends are added back to net income attributable to common stockholders since they would not be paid in cash if the preferred stock was converted to common stock.

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because the inclusion of common stock equivalents would be anti-dilutive. Accordingly, for the three-month period ended March 28, 2004, there was no difference between the denominators used for the calculation of basic and diluted net loss per share. There were 2,870,197 and 14,241,535 options and warrants, respectively, outstanding at March 28, 2004 that were excluded from the diluted net loss per share calculation as reported because they were anti-dilutive.

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be antidilutive to earnings per share.  Accordingly, stock options to purchase 1,789,755 shares at an average price of  $3.80 per share were excluded from the computation of diluted weighted average shares outstanding for the three month period ended April 3, 2005.

Tables summarizing net income, for diluted net income per share and shares outstanding are shown below (in thousands):
	Three months ended
	April 3,	March 28,
	2005	2004
Net income (loss) attributable to common stockholders-basic	$1,576	$(6,690)
Add: Deemed dividend on redeemable preferred stock	123	-
Net income (loss) attributable to common stockholders-diluted	$1,699	$(6,690)

Weighted average common shares outstanding-basic	26,613	12,548
Dilutive effect of warrants	357	-
Dilutive effect of performance shares	149	-
Dilutive effect of Series A preferred shares	4,893	-
Dilutive effect of stock options	1,169	-
Weighted average common shares outstanding - diluted	33,181	12,548

Note 4 - Segment Reporting:

Southwall reports segment information using the management approach to determine segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company is organized on the basis of products and services. The total net revenues for the automotive glass, electronic display, window film and architectural product lines for the first quarters of 2005 and 2004 were as follows (in thousands):

	April 3, 2005	March 28, 2004
Automotive glass	$6,385	$4,401
Electronic display	4,079	3,419
Window film	3,646	1,844
Architectural	1,537	1,403
Total net revenues	$15,647	$11,067

Index

The following is a summary of net revenues by geographic area (based on the location of the Company’s customers) for the first quarters of 2005 and 2004, respectively (in thousands):

	April 3,	March 28,
	2005	2004
United States	$3,716	$1,481
Japan	3,799	2,974
France	3,323	2,248
Pacific Rim	2,562	1,670
Germany	1,345	1,423
Rest of the world	902	1,271
Total net revenues	$15,647	$11,067

Note 5—Commitments and Contingencies:

The Company is named as a defendant, along with Bostik, Inc., in an action captioned WASCO Products, Inc. v. Southwall Technologies, Inc. and Bostik, Inc., Div. Action No. C 02 2926 SBA, which was filed in Federal District Court for the Northern District of California on June 18, 2002. The Company was served with the Complaint in this matter on July 1, 2002. The plaintiff filed the matter as a class action on behalf of all entities and individuals in the United States who manufactured and/or sold and warranted the service life of insulated glass units manufactured between 1989 and 1999, which contained Southwall Heat Mirror film and were sealed with a specific type of sealant manufactured by Bostik, Inc. The plaintiff alleged that the sealant provided by Bostik, Inc. was defective, resulting in elevated warranty replacement claims and costs. The plaintiff asserted claims against the Company for breach of an implied warranty of fitness, misrepresentation, fraudulent concealment, negligence, negligent interference with prospective economic advantage, breach of contract, unfair business practices and false or misleading business practices. The plaintiff sought recovery on behalf of the class of $100 million for damages allegedly resulting from elevated warranty replacement claims, restitution, injunctive relief, and non-specific compensation for lost profits. By Order entered December 22, 2003, the Court dismissed all claims against the Company. The plaintiff has filed a notice of appeal to the Ninth Circuit Court of Appeals. Southwall’s insurance carriers under reservation of rights are paying a percentage of the Company’s defense costs.

The Company is a defendant in the action captioned Four Seasons Solar Products Corp. v. Black & Decker Corp., Bostik, Inc. and Southwall Technologies Inc., No. 5 CV 1695, in the United States District Court for the Eastern District of New York. Plaintiff was a manufacturer of insulated glass units, which incorporate Heat Mirror film. Plaintiff alleged that a sealant produced by a co-defendant is defective, asserts causes of action for breach of contract, unfair competition, and fraudulent concealment, and sought monetary damages of approximately $36 million for past and future replacement costs, loss of customer goodwill, and punitive damages against all defendants. On April 8, 2003, the Court issued an order granting final judgment in Southwall’s favor. Four Seasons filed a Notice of Appeal. On appeal, the judgment in Southwall’s favor was affirmed. The Company’s insurance carriers under reservation of rights paid a percentage of the Company’s defense costs.

Index

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

In addition, the Company is involved, from time to time, in certain other legal actions arising in the ordinary course of business. Southwall believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on its business, its consolidated financial position, results of operations or cash flows.

Note 6—Stock-Based Compensation:

Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123” amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to require more prominent disclosures in both annual and interim financial standards regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB25”), “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended
	April 3,	March 28,
	2005	2004
Net income (loss) attributable to common stockholders
As reported	$1,576	$(6,690)
Add: Stock-based employee compensation expense
included in reported net income (loss), net of
related tax effects	91	--
Deduct: Total stock-based employee compensation
determined under fair value based method
for all awards, net of related tax effects	(153)	(9)
Pro forma net income (loss) attributable to common
stockholders	$1,514	$(6,699)

Net income (loss) attributable to common stockholders
per share:
As reported - basic	$0.06	$(0.53)
Pro forma - basic	$0.06	$(0.53)

As reported - diluted	$0.05	$(0.53)
Pro forma - diluted	$0.05	$(0.53)

Index

The fair value of each option grant under the Company’s stock option plans is estimated on the date of grant using the Black-Scholes option pricing model, multiple option approach, with the following weighted average assumptions used for grants in the first quarter of 2005 and 2004, respectively: expected volatility of 116%, and 99%; risk-free interest rate of 3.56% and 2.3%; and expected lives from vesting date of 1.4 years and 1.89 years. Southwall did not pay dividends on common stock during these periods and assumed no dividend yield. The weighted average fair value of stock options granted in the first quarters of 2005 and 2004 was $0.45 and $1.81 per share, respectively. The Company granted 268,361 and 856,001 options during the first quarters of 2005 and 2004, respectively.

Note 7 - Restructuring:

The Company implemented a reduction in force at its Palo Alto location in December 2002, and elected to vacate certain buildings in Palo Alto. As result of these actions, the Company incurred a restructuring charge of $2.6 million in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto no longer occupied.

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activity as well as activity during the fiscal quarters ended April 3, 2005 and March 28, 2004 (in thousands):
	Excess
	Facilities	Total
Balance at January 1, 2004	$1,569	$1,569
Provisions	--	--
Cash payments	(244)	(244)
Balance at March 28, 2004	$1,325	$1,325

Balance at January 1, 2005	$274	$274
Provisions	--	--
Cash payments	--	--
Balance at April 3, 2005	$274	$274

Note 8 - Guarantees:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The reserve for sales returns and warranties at April 3, 2005 and March 28, 2004 were as follows (in thousands):

	Balance at December 31, 2003	Provision	Utilized	Balance at March 28, 2004
Accrued sales returns and warranties	$1,850	$578	$(434)	$1,994

	Balance at December 31, 2004	Provision	Utilized	Balance at April 3, 2005
Accrued sales returns and warranties	$2,701	$58	$(564)	$2,195

Index

Note 9 - Recent Accounting Pronouncements:

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of Statement of Financial Accounting Standard No 123 (revised 2004). The effective date of the new standard under these new rules for the Company’s consolidated financial statements is January 1, 2006. Adoption of this statement will have a significant impact on the Company’s consolidated financial statements as the Company will be required to expense the fair value of the Company’s stock option grants and stock purchases under the Company’s employee stock purchase plan rather than disclose the impact on the Company’s consolidated net income (loss) within the Company’s footnotes, as is the Company’s current practice.

Note 10 - Subsequent Events:

On April 28, 2005, Southwall repaid all obligations outstanding under its credit agreements with PBF dated December 18, 2003, as amended April 29, 2004. Principal and interest then outstanding under these agreements of approximately $3.0 million was repaid with amounts borrowed under a new Credit Agreement with Wells Fargo HSBC Trade Bank, N.A. (the “Bank”). In connection with this repayment, PBF will release its security interests in Southwall’s assets.

On April 28, 2005, Southwall entered into a Credit Agreement (the “Credit Agreement”) with the Bank, which provides for two facilities - a revolving loan facility and a formula line. The Credit Agreement provides for two facilities. All amounts borrowed under both facilities under the Credit Agreement must be repaid on or before May 31, 2006.

The first facility is a revolving line of credit under which Southwall may from time to time borrow up to $3 million, subject to satisfaction of certain conditions. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% per annum or LIBOR plus 1% per annum, at Southwall’s option. The Company borrowed approximately $3.0 million from this facility on April 28, 2005.

The second facility is a formula line under which Southwall may from time to time borrow up to $3 million, subject to certain conditions, with advances of up to 80% of eligible accounts receivable. Amounts borrowed under the second facility bear interest at the prime rate minus 0.25% per annum. Southwall may not borrow under the second facility until after June 30, 2005, and only if they meet certain financial covenants.In addition, if Southwall activates the second facility, all borrowings under both facilities under the Credit Agreement are subject to the satisfaction of the additional financial covenants.

All borrowings under both facilities are secured by Southwall’s inventory, receivables, raw material, works in progress and other assets. In addition, the first facility under the Credit Agreement is secured by a letter of credit posted by Needham & Company, one of Southwall’s stockholders.

The terms of the Credit Agreement, among other things, limit the ability of Southwall to (i) incur, assume or guarantee additional indebtedness in excess of $13.5 million (other than pursuant to the Credit Agreement), (ii) pay dividends or repurchase stock (except up to $0.6 million per year of dividends on preferred stock), (iii) incur liens upon the collateral pledged to the bank, (iv) make any loans or advances to, or investments in, any person or entity outside the ordinary course of business, (v) merge, consolidate, sell or otherwise dispose of substantially all or a substantial or material portion of Southwall’s assets, (vi) enter into transactions with affiliates, and (vii) make acquisitions other than up to an aggregate amount of $3 million and (viii) make capital expenditures in any fiscal year in excess of $1.5 million.

Index

The Credit Agreement provides for events of default, which include, among others, (a) nonpayment of amounts when due (with no grace periods), (b) the breach of Southwall’s representations or covenants or other agreements in the Credit Agreement or related documents, (c) payment defaults or accelerations of other indebtedness of Southwall, (d) a failure to pay certain judgments, (e) the occurrence of any event or condition that Bank believes impairs or is substantially likely to impair the prospects of payment or performance by Southwall, and (f) certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.

Index

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors" and in our Annual Report on Form 10-K for the year ended December 31, 2004. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

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

Restructuring and financing activities. As a consequence of the decline in our revenues and negative cash flows in 2003, we implemented several cost cutting and business restructuring activities during 2003 and 2004. These activities, which included employee layoffs and the closure of several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. During the fourth quarter of 2003 and the first quarter of 2004, we agreed to new payment terms with all of our major creditors and vendors, which extended or reduced our payment obligations. We also issued $4.5 million of convertible promissory notes and warrants to investors. The convertible promissory notes were converted to Series A shares and the warrants were exercised for shares of common stock in the fourth quarter of 2004.

Demand for our customers' products. We derive significant benefits from our relationships with a few large customers and suppliers. Our revenues and gross profit can increase or decrease rapidly reflecting underlying demand for the products of one or a small number of our customers. We may also be unable to replace a customer when a relationship ends or demand for our product declines as a result of evolution of our customers' products.

In 1999, we expanded our relationship with customers in the automotive glass market, including Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 54%, 45%, 45% and 37% of our total revenues during the first quarter of 2005 and in 2004, 2003 and 2002, respectively.

Under our agreement with Globamatrix, as amended, Globamatrix agreed to a 2004 minimum purchase commitment of $9.0 million of products. For each year after 2004 through and including 2011, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix is obligated to purchase $10.3 million of products in 2005. During the first quarter of 2005, Globamatrix purchased approximately $3.5 million of products.

Index

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. From 2000 to 2004 our sales returns provision has averaged approximately 3.5% to 4.7% of gross revenues. In 2002, we had certain quality claims with respect to products produced for Globamatrix, which reduced our gross profit by approximately $1.5 million. During the first quarter of 2005, our sales returns provision has average approximately 0.4% of our gross revenues due to less quality claims received during the period.

Three Months Ended April 3, 2005 compared with Three Months Ended March 28, 2004

Results of Operations

Net revenues. Our net revenues for the three months ended April 3, 2005 and March 28, 2004 were $15.6 million and $11.1 million, respectively.

Our sales in the electronic display market increased by $0.7 million, or 19.3%, from $3.4 million in the first quarter of 2004 to $4.1 million in the same period of 2005. The increase was primarily due to higher demand for our sputtered thin film filter products for Plasma Display Panel products. Mitsui Chemicals is our primary customer in the electronic display market. Sales to Mitsui increased $1.5 million from $2.4 million in the first quarter of 2004 to $3.9 million in the same period in 2005 due to higher demand for our product in the flat panel display, or FPD market. This increase was partially offset by decreases in sales from other customers.

Our sales in the window film market increased by $1.8 million, or 97.7%, from $1.8 million in the first quarter of 2004 to $3.6 million in the same period in 2005. We sell our window film products primarily to customers located in the Pacific Rim and the Middle East. We believe our sales to this market during the first quarter of 2004 were negatively affected by the SARs epidemic and the conflicts in Iraq and Afghanistan. Our window film sales reflected strong growth among all four of our window film customers in the first quarter of 2005 due to higher demand.

Our sales in the automotive market increased by $2.0 million, or 45.1% from $4.4 million in the first quarter of 2004 to $6.4 million in the same period in 2005. The increase resulted from increased sales to our Original Equipment Manufacturer, or OEM, and Automotive Replacement Glass, or ARG, customers.

Our sales in the architectural market were $1.5 million in the first quarter of 2005 compared to $1.4 million in the same period of 2004.

Cost of revenues. Cost of revenues consists of materials and subcontractor services, labor and manufacturing overhead. Cost of revenues was $11.3 million in the first quarter of 2005 compared to $8.5 million in the same period of 2004. The increase in cost of revenues was primarily due to the increase in revenues.

Gross profit and gross margin. Our gross profit increased $1.8 million from $2.6 million in the first quarter of 2004 to $4.4 million in the same period of 2005. As a percent of sales, gross profit increased from 23.5% in the first quarter of 2004 to 28.0% in the same period in 2005. The increase in gross margin was primarily the result of a $3.3 million reduction in our manufacturing costs from the first quarter of 2004 to the first quarter of 2005 as a result of the restructuring actions taken in 2003 and the first quarter of 2004. Continued improvements in our Dresden operations combined with stabilized U.S. production have played an important role in the increase of our gross margin in the first quarter of 2005 when compared to the same period in 2004.

Operating expenses

Index

Research and development. Research and development expenses decreased $0.1 million from $0.8 million in the first quarter of 2004 to $0.7 million in the same period of 2005. The 14.1% decrease from year to year was due in part to a decrease in labor and employee benefits costs as a result of the reduction in force of 14 employees initiated in the fourth quarter of 2003 and completed in the second quarter of 2004. We are currently conducting a national search for a new Chief Technology Officer/Vice President of Engineering as well as for several new scientific and engineering positions. We expect our research and development expenses to increase in the coming months.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. Selling, general and administrative expenses decreased $1.0 million from $3.1 million in the first quarter of 2004 to $2.0 million in the same period of 2005. The decrease in general and administrative expenses was primarily due to lower personnel costs in the amount of $0.4 million, as a result of staff reductions, which took place in the fourth quarter of 2003 and were completed in the second quarter of 2004. In addition, legal and accounting fees decreased from approximately $0.6 million in the first quarter of 2004 to approximately $0.1 million in the same period of 2005. We expect our selling, general and administrative expenses to increase slightly as we have started our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Impairment (recoveries) for long-lived assets. The recovery of $0.2 million of previously recorded impairment charges in the first quarter of 2005 related to the final payment from the sale of a production machine in the second quarter of 2004 which was impaired in the third quarter of 2003.

Income (loss) from operations. We earned income from operations of $1.8 million in the first quarter of 2005 compared to incurring a loss from operations in the same period of 2004 of $6.3 million. The income from operations in 2005 was primarily due to higher net revenues, higher gross margins and lower operating expenses. The loss from operations in 2004 was primarily due to lower net revenues, lower gross margins and higher operating expenses for the reasons described above.

Interest expense, net. Interest expense decreased by $0.4 million from $0.7 million in the first quarter of 2004 to $0.3 million in the same period of 2005. The decrease in interest expense was primarily attributable to less outstanding debt in 2005. The primary reduction in outstanding debt was due to the conversion of the Secured Convertible Promissory Notes into our Series A shares.

Costs of warrants issued. In the first quarter of 2004, the Company incurred $4.8 million in warrants expense as a result of the re-measurement of all outstanding warrants and other financial instruments. There was no warrants expense recorded in the first quarter of 2005.

Other income, net. Other income, net, reflects foreign exchange transaction gains and losses in the first quarter of 2004 and 2005. Some of our transactions with foreign customers and suppliers are denominated in foreign currencies, principally the Euro and Japanese yen. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.

Income (loss) before provision for income taxes. We recorded a pre-tax profit of $1.8 million in the first quarter of 2005 compared to a pre-tax loss of $6.3 million in the same period of 2004 for the reasons set forth above.

Provision for income taxes. The provision for income taxes in 2004 and 2005 was primarily related to our German subsidiary, Southwall Europe GmBH (SEG). The decrease in the provision for income taxes during the first quarter of 2005 when compared to the same period in 2004 was due to lower taxable income in SEG in 2005.

Index

Net income (loss). Net income for the first quarter of 2005 was $1.7 million compared to a net loss of $6.7 million in the same period of 2004 for the reasons set forth above.

Deemed dividend on redeemable preferred stock. We incurred $0.1 million of deemed dividend on redeemable preferred stock in the first quarter of 2005 as a result of the conversion of our Secured Convertible Promissory Notes to Series A shares in December 2004. The Series A shares carry a 10% cumulative dividend rate.

Net income (loss) attributable to common stockholders. Net income attributable to common stockholders for the first quarter of 2005 was $1.6 million compared to net loss attributable to common stockholders of $6.7 million for the same period in 2004.

Liquidity and capital resources.

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents decreased slightly during the first quarter of 2005. Cash provided from operations for the first quarter of 2005 of $0.6 million was primarily the result of net income of $1.7 million and non-cash depreciation of $0.6 million, partially offset by impairment recoveries from long-lived assets of $0.2 million and increases in accounts receivable of $0.3 million, other current and non-current assets of $0.6 million and accounts payable and accrued liabilities of $0.8 million. Cash used in operating activities for the first quarter of 2004 of $2.0 million was primarily the result of net loss of $6.7 million and increases in other current and non-current assets of $2.5 million and accounts payable and accrued liabilities of $0.7 million, partially offset by non-cash depreciation of $0.6 million, warrants issued to investors and creditors of $4.8 million and decreases in account receivable of $2.4 million.

Cash provided by investing activities for the first quarter of 2005 of $0.2 million was primarily the result of decrease in restricted cash of $0.2 million and proceeds from the sale of fixed asset of $0.2 million, partially offset by capital expenditures of $0.1 million. Cash used in investing activities for the first quarter of 2004 of $0.3 million was primarily the result of capital expenditures.

Cash used in financing activities for the first quarter of 2005 of $0.8 million primarily the result of repayments under capital leases and repayments of notes payable of $0.8 million. Cash provided by financing activities for the first quarter of 2004 of $2.4 million was primarily the result of proceeds from the issuance of convertible promissory notes of $4.5 million, partially offset by principal payment of borrowings of $0.8 million and repayments on the line of credit of $1.3 million.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of December 31, 2004, we had received 5.0 million Euros or $6.8 million of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets of our Dresden manufacturing facility. Additionally, as of December 31, 2004, we have a balance remaining from the government grants received in May 1999 of 0.4 million Euros or $0.5 million, which has been recorded as an advance and held as restricted cash until we receive approval from the Saxony government to apply the funds to reduce our capital expenditures. We did not receive any grants during the first quarter of 2005. If we fail to meet certain requirements in connection with these grants, the Saxony government has the right to demand repayment of the grants. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek total investment grants and allowances for any year in excess of 33% of our eligible capital expenditures for that year. We expect to continue to finance a portion of our capital expenditures in Dresden with additional grants from the Saxony government and additional loans from German banks, some of which may be guaranteed by the Saxony government. However, we cannot guarantee that we will be eligible for or will receive additional grants in the future from the Saxony government.

Index

Borrowing arrangements

On April 28, 2005, we repaid all obligations outstanding under our credit agreements with PBF dated December 18, 2003, as amended April 29, 2004. In connection with this repayment, PBF will release its security interests in our assets.

On April 28, 2005, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo HSBC Trade Bank, N.A. (the “Bank”) The Credit Agreement provides for two facilities. All amounts borrowed under both facilities under the Credit Agreement must be repaid on or before May 31, 2006.

The first facility is a revolving line of credit under which we may from time to time borrow up to $3 million, subject to satisfaction of certain conditions. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% per annum or LIBOR plus 1% per annum, at our option. We borrowed approximately $3.0 million from this facility on April 28, 2005.

The second facility is formula line under which we may from time to time borrow up to $3 million, subject to certain conditions, with advances of up to 80% of eligible accounts receivable. Amounts borrowed under the second facility bear interest at the prime rate minus 0.25% per annum. We may not borrow under the second facility until after June 30, 2005, and only if they meet certain financial covenants. In addition, if we activate the second facility, all borrowings under both facilities under the Credit Agreement are subject to the satisfaction of the additional financial covenants.

All borrowings under both facilities are secured by our inventory, receivables, raw material, works in progress and other assets. In addition, the first facility under the Credit Agreement is secured by a letter of credit posted by Needham & Company, one of our stockholders.

The terms of the Credit Agreement, among other things, limit our ability to (i) incur, assume or guarantee additional indebtedness in excess of $13.5 million (other than pursuant to the Credit Agreement), (ii) pay dividends or repurchase stock (except up to $0.6 million per year of dividends on preferred stock), (iii) incur liens upon the collateral pledged to the bank, (iv) make any loans or advances to, or investments in, any person or entity outside the ordinary course of business, (v) merge, consolidate, sell or otherwise dispose of substantially all or a substantial or material portion of our assets, (vi) enter into transactions with affiliates, and (vii) make acquisitions other than up to an aggregate amount of $3 million and (viii) to make capital expenditures in any fiscal year in excess of $1.5 million.

The Credit Agreement provides for events of default, which include, among others, (a) nonpayment of amounts when due (with no grace periods), (b) the breach of our representations or covenants or other agreements in the Credit Agreement or related documents, (c) payment defaults or accelerations of our other indebtedness, (d) a failure to pay certain judgments, (e) the occurrence of any event or condition that Bank believes impairs or is substantially likely to impair the prospects of payment or performance by us, and (f) certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.

Index

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement and the transactions contemplated thereby or a complete explanation of the material terms thereof.

Capital expenditures

We anticipate spending approximately $1.1 million in capital expenditures in 2005, primarily to maintain and upgrade our production facilities in Dresden. We spent approximately $0.1 million in capital expenditures during the first quarter of 2005.

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, capital lease obligations, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at April 3, 2005 (in thousands):

					Greater
		Less than			Than
	Total	1 Year	1-3 Year	4-5 Year	5 Year
Contractual Obligations:
Term debt (1)	$11,735	$1,267	$2,279	$5,181	$3,008
Line of credit	2,975	2,975	--	--	--
Capital lease obligations	39	39	--	--	--
Operating leases (2)	2,149	541	1,523	85	--
Total contractual cash obligations	$16,898	$4,822	$3,802	$5,266	$3,008

(1)	Represents loan agreements with Portfolio Financing Servicing Company, Bank of America and Lehman Brothers, and several German banks.
(2)	Represents the remaining rents owed on building we rent in Palo Alto, California.

Index

Item 3—Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to 1.75% above the bank base rate (which was 5.75% at April 3, 2005) or 1% above the LIBOR rate (which was approximately 3.08% at April 3, 2005) and is calculated based on amounts borrowed under the facility. In addition, the interest rate on one of our German loans was reset to the prevailing market rate of 5.75% on December 31, 2004 and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit would have had an effect of about $21,000 on our interest expense for the first quarter of 2005.

Investment risk: We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any of our floating rate securities would have had an adverse effect of less than $10,000 for the first quarter of 2005.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 76% of our total sales in the first quarter of 2005. Approximately 47% of our international revenues were denominated in Euros relating to sales from our Dresden operation in the first quarter of 2005. The other 53% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of less than $0.5 million on net revenues for the first quarter of 2005 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been minimal.

Index

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

Index

RISK FACTORS

Financial Risks

Our working capital position, financial commitments and historical performance may raise doubt about our ability to have positive earnings in the future.

We incurred net losses in 2004, 2003 and 2002 and negative cash flows from operations in 2003 and 2002. These factors together with our working capital position and our significant debt service and other contractual obligations at April 3, 2005, may raise doubt about our ability to restore profitable operations, generate cash flow from operating activities and obtain additional financing. These and other factors related to our business during recent years, including the restatement in 2000 of our consolidated financial statements for prior periods, operating losses in 1998, 1999, 2000, 2002 and 2003, our past failure to comply with covenants in our financing agreements and our voluntary delisting from NASDAQ in March 2004 may make it difficult for us to secure the required additional borrowings on favorable terms or at all. We intend to seek additional borrowings or alternative sources of financing; however, difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures and ability to comply with the terms of government grants.

The transactions with Needham and Dolphin may have a negative effect on us or our stock price.

As a result of the consummation of the financing transactions in December 2003 and February 2004 with Needham & Company and its affiliates and Dolphin Direct Equity Partners, L.P, our shareholders suffered material dilution. As our largest stockholder and the guarantor of our line of credit, Needham could prevent us from seeking additional borrowings or alternative sources of financing that we require for future operations or otherwise control the company in ways that might have a material adverse effect on the company or our stock price.

Covenants or defaults under our credit and other loan agreements may prevent us from borrowing or force us to curtail our operations.

As of April 3, 2005, we had total outstanding obligations under our credit and other loan agreements of $14.7 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that will require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

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

Index

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

●
fluctuating customer demand, which is influenced by a number of factors, including market acceptance of our products and the products of our customers and end-users, changes in product mix, and the timing, cancellation or delay of customer orders and shipments;

●	the timing of shipments of our products by us and by independent subcontractors to our customers;

●
manufacturing and operational difficulties that may arise due to, among other things, quality control, capacity utilization of our production machines, unscheduled equipment maintenance, and the hiring and training of additional staff;

●	our ability to introduce new products on a timely basis; and

●
competition, including the introduction or announcement of new products by competitors, the adoption of competitive technologies by our customers, the addition of new production capacity by competitors and competitive pressures on prices of our products and those of our customers.

 We expect to be subject to increased foreign currency risk in our international operations.

In 2003 and 2004 and during the first quarter of 2005, approximately 34%, 31%, and 36% of our revenues, respectively, were denominated in Euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily Japanese Yen.

Index

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

Our ten largest customers accounted for approximately 81%, 79%, 84% and 84% of net revenues during the first quarter of 2005 and in fiscal years 2004, 2003, and 2002, respectively. We have contracts extending past 2005 with only two of these customers. We expect to continue to derive a significant portion of our net revenues from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology-direct-to-glass sputtering-as an alternative to our window films, which in 2002 and 2003 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

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

Our future success depends upon our ability to introduce new products, improve existing products and processes to keep pace with technological and market developments, and to address the increasingly sophisticated and demanding needs of our customers, especially in the electronic display and automotive markets. Technological changes, process improvements, or operating improvements that could adversely affect us include:

●	the development of competing technologies to our anti-reflective and silver reflector films for liquid crystal displays in the flat panel display industry;

●	changes in the way coatings are applied to alternative substrates such as tri-acetate cellulose, or TAC;

●	the development of new technologies that improve the manufacturing efficiency of our competitors;

●	the development of new materials that improve the performance of products that could compete with our products; and

●	improvements in the alternatives to the sputtering technology we use to produce our products, such as plasma enhanced chemical vapor deposition, or PECVD.

Index

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

A potential part of our continuing business strategy is to consider acquiring companies, products, and technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer other growth opportunities. Our ability to successfully complete acquisitions requires that we identify suitable target companies, agree on acceptable terms, and obtain acquisition financing on acceptable terms. In connection with these acquisitions, we could incur debt, amortization expenses relating to identified intangibles, impairment charges relating to goodwill, or merger related charges, or could issue stock that would dilute our current shareholders' percentage of ownership. The success of any acquisitions will depend upon our ability to integrate acquired operations, retain and motivate acquired personnel, and increase the customer base of the combined businesses. We cannot assure you that we will be able to accomplish all of these goals. Any future acquisitions would involve certain additional risks, including:

●	difficulty integrating the purchased operations, technologies, or products;

●	unanticipated costs, which would reduce our profitability;

●	diversion of management's attention from our core business;

●	potential entrance into markets in which we have limited or no prior experience; and

●	potential loss of key employees, particularly those of the acquired business.

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

Index

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

Index

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

Index

We manufacture our products based on specific, technical requirements of each of our customers. We believe that future orders of our products will depend in part on our ability to maintain the performance, reliability and quality standards required by our customers. If our products have performance, reliability or quality problems, then we may experience:

●	delays in collecting accounts receivable;

●	higher manufacturing costs;

●	additional warranty and service expenses; and

●	reduced or cancelled orders.

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

Our success depends in large part upon our proprietary technology. We rely on our know-how, as well as a combination of patent, trademark and trade secret protection, to establish and protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. Our means of protecting our proprietary rights may not be adequate. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. In the next three years, one of our U.S. patents relating to our architectural products will expire. Expiration of this patents or our failure to adequately protect our proprietary rights may allow third parties to duplicate our products or develop functionally equivalent or superior technology. In addition, our competitors may independently develop similar technology or design around our proprietary intellectual property.

Index

Our business is susceptible to numerous risks associated with international operations.

Revenues from international sales amounted to approximately 76%, 79%, 89% and 85% of our net revenues during the first quarter of 2005 and fiscal years 2004, 2003 and 2002, respectively. The distance between our two manufacturing sites creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

●	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws and regulatory requirements;

●	potentially adverse tax consequences; and

●	global economic turbulence and political instability.

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

Index

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

Index

Item 4—Controls and Procedures

a.
Evaluation and Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of April 3, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.
Report on Internal Control Over Financial Reporting. We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting and an attestation from an independent registered public accounting firm in our Annual Report on Form 10-K beginning with the filing for our fiscal year ending December 31, 2006.

c.	Changes in Internal Controls. There were no changes in our internal controls over financial reporting identified that are reasonably likely to affect the internal controls over financial reporting.

Index

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

Litigation filed against the Company was described under Item 3 in the Company’s Form 10-K filed on March 30, 2005. No other material developments have occurred with respect to the litigation described therein. In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on Southwall’s business, Southwall’s consolidated financial position, results of operations or cash flows.

Item 2— Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3—Defaults upon Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Stockholders

None.

Item 5—Other Information

None.

Item 6—Exhibits

(a)        Exhibits

Exhibit
Number	Item

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350

99.1	Revolving Credit Loans Note-1 in the original principal amount of $3,000,000 dated April 28, 2005 and issued by the Company to Wells Fargo HSBC Trade Bank

99.2	Revolving Credit Loan Note-2 in the original principal amount of $3,000,000 dated April 28, 2005 and issued by the Company to Wells Fargo HSBC Trade Bank

99.3	Continuing Security Agreement Rights to Payment and Inventory dated April 28, 2005 between the Company and Wells Fargo HSBC Trade Bank

99.4	Credit Agreement dated April 28, 2005 between the Company and Wells Fargo HSBC Trade Bank

99.5	Form of Incentive Stock option Agreement for the Company's 1997 Stock Incentive Plan

99.6	Form of Non-Qualified Stock Option Agreement for the Company's 1997 Stock Incentive Plan

99.7	Form of Non-Qualified Stock Option Agreement for the Company's 1998 Stock Plan for Employees and Consultants

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2005
Southwall Technologies Inc.

	By:	/s/ Thomas G. Hood
Thomas G. Hood
President and Chief Executive Officer

	By:	/s/ Maury Austin
Maury Austin
Senior Vice President and Chief Financial Officer