Form 10-Q
period 2005-07-03
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2005-08-05
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2005 or
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

As of August 1, 2005, there were 26,787,881 shares of the Registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION
Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 3,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,628	$4,547
Restricted cash	426	686
Accounts receivable, net of allowance for doubtful accounts of $221 at July 3, 2005 and $292 at December 31, 2004	5,772	6,186
Inventories, net	7,081	8,355
Other current assets	1,337	1,757
Total current assets	22,244	21,531

Property, plant and equipment, net	18,007	21,110
Restricted cash loans	1,020	1,149
Other assets	1,134	1,157
Total assets	$42,405	$44,947

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt and capital leases	$1,280	$1,463
Line of credit	2,996	2,975
Accounts payable	1,984	2,544
Accrued compensation	952	1,378
Other accrued liabilities	5,940	6,643
Total current liabilities	13,152	15,003

Term debt and capital leases	9,637	11,644
Government grants advance	426	505
Other long term liabilities	2,947	3,222
Total liabilities	26,162	30,374

Commitments and contingencies (Note 5)

Series A 10% cumulative preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,810 shares outstanding (Liquidation preference $4,893)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 26,788 shares and 26,488 shares outstanding at July 3, 2005 and December 31, 2004, respectively	27	26
Capital in excess of par value	78,072	77,957
Accumulated other comprehensive income:
Cumulated translation adjustment	2,818	4,358
Accumulated deficit	(69,484)	(72,578)
Total stockholders’ equity	11,433	9,763

Total liabilities, redeemable preferred stock and stockholders’ equity	$42,405	$44,947

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Net revenues	$15,172	$14,548	$30,819	$25,615
Cost of revenues	9,788	8,936	21,058	17,402

Gross profit	5,384	5,612	9,761	8,213

Operating expenses:
Research and development	1,017	771	1,713	1,581
Selling, general and administrative	2,331	2,520	4,357	5,583
Impairment recoveries for long-lived assets	-	(1,428)	(170)	(1,428)

Total operating expenses	3,348	1,863	5,900	5,736
Income from operations	2,036	3,749	3,861	2,477

Interest expense, net	(297)	(635)	(568)	(1,240)
Cost of warrants issued	-	(1,473)	-	(6,291)
Other income (expenses), net	(159)	(112)	133	248

Income (loss) before provision for income taxes	1,580	1,529	3,426	(4,806)

Provision for income taxes	185	343	332	698

Net income (loss)	1,395	1,186	3,094	(5,504)

Deemed dividend on redeemable preferred stock	120	-	243	-

Net income (loss) attributable to common stockholders	$1,275	$1,186	$2,851	$(5,504)

Net income (loss) per share:

Basic	$0.05	$0.09	$0.11	$(0.44)
Diluted	$0.04	$0.04	$0.09	$(0.44)

Shares used in computing net income (loss) per share:
Basic	26,782	12,548	26,697	12,548
Diluted	33,094	31,416	33,138	12,548

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	July 3,	June 27,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$3,094	$(5,504)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Impairment recoveries from long-lived assets	(170)	(1,428)
Depreciation and amortization	1,134	1,218
Charges related to warrants issued to investors and creditors	-	6,291
Amortization of debt issuance costs	-	59
Unamortized debt discount	-	116
Stock compensation	45	-
Change in assets and liabilities:
Deferred revenues	(17)	-
Accounts receivable, net	246	1,381
Inventories, net	1,274	159
Other current and non current assets	443	(1,316)
Accounts payable and accrued liabilities	(1,850)	(2,556)

Net cash provided by (used in) operating activities	4,199	(1,580)

Cash flows from investing activities:
Restricted cash	237	147
Proceeds from sale of property, plant and equipment	170	1,180
Expenditures for property, plant and equipment	(406)	(512)

Net cash provided by investing activities	1	815

Cash flows from financing activities:
Repayments under capital lease	(5)	-
Proceeds from exercise of stock options	19	-
Principal payment on borrowings	(986)	(1,600)
Payments on line of credit	(2,975)	(2,295)
Borrowings on line of credit	2,996	-
Proceeds from sale of convertible promissory notes	-	4,500
Investment credit in Germany	(22)	-

Net cash provided by (used in) financing activities	(973)	605

Effect of foreign exchange rate changes on cash	(146)	433

Net increase in cash and cash equivalents	3,081	273
Cash and cash equivalents, beginning of period	4,547	1,152

Cash and cash equivalents, end of period	$7,628	$1,425

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Interim Period Reporting:

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

The Company uses a 52-week fiscal year ending on December 31. The quarters ended July 3, 2005 and June 27, 2004 each included 13 weeks.

Note 2--Balance Sheet:

Inventories, net

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of revenues. At July 3, 2005 and December 31, 2004, inventories consisted of the following (in thousands):

	July 3,	December 31,
	2005	2004
Raw materials	$3,727	$4,755
Work-in-process	1,829	2,059
Finished goods	1,525	1,541
	$7,081	$8,355

Other long-term liabilities

Other long-term liabilities consisted of the following at July 3, 2005 and December 31, 2004 (in thousands):

	July 3,	December 31,
	2005	2004
Liabilities associated with Settlement Agreement	2,354	2,354
Deferred tax liability	219	397
Long-term restructuring costs	147	200
Other	227	271
	$2,947	$3,222

Note 3--Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive common shares potentially outstanding during the period, including stock options, warrants to purchase common stock and redeemable convertible preferred stock. Preferred stock dividends are added back to net income attributable to common stockholders since they would not have been accrued if the preferred stock was converted to common stock at the beginning of the period.

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share.  Accordingly, stock options to purchase 1,844,255 shares at an average price of  $4.61 per share were excluded from the computation of diluted weighted average shares outstanding for the three and six-month periods ended July 3, 2005. Stock options to purchase 2,972,571 shares at an average price of $4.43 per share were excluded from the computation of diluted weighted average shares outstanding for the three-month period ended June 27, 2004.

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. Accordingly, for the six-month period ended June 27, 2004 there was no difference between the denominators used for the calculation of basic and diluted net income (loss) per share. For the six-month period ended June 27, 2004, there were 24,400 and 18,741,500 anti-dilutive options and warrants outstanding, respectively, excluded from the net loss per share calculation. Tables summarizing net income (loss) attributable to common stockholders, for diluted net income per share and shares outstanding are shown below (in thousands):

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders-basic	$1,275	$1,186	$2,851	$(5,504)
Add: Interest expense on convertible promissory notes	-	147	-	-
Add: Deemed dividend on redeemable preferred stock	120	-	243	-
Net income (loss) attributable to common stockholders-diluted	$1,395	$1,333	$3,094	$(5,504)

Weighted average common shares outstanding-basic	26,782	12,548	26,697	12,548
Dilutive effect of warrants	357	14,241	357	-
Dilutive effect of performance shares	-	-	75	-
Dilutive effect of Series A preferred shares	4,893	4,500	4,893	-
Dilutive effect of stock options	1,062	127	1,116	-
Weighted average common shares outstanding - diluted	33,094	31,416	33,138	12,548

Note 4 - Segment Reporting:

Southwall reports segment information using the management approach to determine segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company is organized on the basis of products and services. The total net revenues for the automotive glass, electronic display, window film and architectural product lines for the three and six month periods ended July 3, 2005 and June 27, 2004 were as follows (in thousands):

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Automotive glass	$4,937	$5,627	$11,322	$10,028
Electronic display	3,297	5,796	7,376	9,215
Window film	5,481	1,805	9,127	3,649
Architectural	1,457	1,320	2,994	2,723
Total net revenues	$15,172	$14,548	$30,819	$25,615

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the second quarters and the first six months of 2005 and 2004, respectively (in thousands):

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
United States	$3,995	$2,966	$7,711	$4,447
Japan	2,631	5,285	6,430	8,259
France	3,170	2,471	6,493	4,719
Pacific Rim	3,523	1,520	6,085	3,190
Germany	1,368	1,473	2,713	2,896
Rest of the world	485	833	1,387	2,104
Total net revenues	$15,172	$14,548	$30,819	$25,615

Note 5--Commitments and Contingencies:

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

Note 6--Stock-Based Compensation:

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

The following table illustrates the effect on net income (loss) attributable to common stockholders and net income (loss) attributable to common stockholders per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders:
As reported	$1,275	$1,186	$2,851	$(5,504)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	-	-	45	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(149)	(194)	(302)	(202)
Pro forma net income (loss) attributable to common stockholders	$1,126	$992	$2,594	$(5,706)

Net income (loss) attributable to common stockholders per share:

As reported - basic	$0.05	$0.09	$0.11	$(0.44)
Pro forma - basic	$0.04	$0.08	$0.10	$(0.46)

As reported - diluted	$0.04	$0.04	$0.09	$(0.44)
Pro forma - diluted	$0.04	$0.04	$0.09	$(0.46)

The fair value of each option grant under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option pricing model, multiple option approach, with the following weighted average assumptions used for grants in the second quarter of 2005 and 2004, respectively: expected volatility of 116%, and 99%; risk-free interest rate of 3.75% and 3.8%; and expected lives from vesting date of 2.25 years and 2.89 years. The weighted average fair value of stock options granted in the second quarters of 2005 and 2004 was $0.97 and $1.81 per share, respectively. The Company did not pay dividends on common stock during these periods and assumed no dividend yield. The Company granted 100,000 and no options during the second quarters of 2005 and 2004, respectively.

The following weighted average assumptions were used for grants during the first six months of 2005 and 2004, respectively: expected volatility of 116%, and 116%; risk-free interest rate of 3.61% and 2.28%; and expected lives from vesting date of 1.63 years and 2.05 years. The weighted average fair value of stock options granted during the first six months of 2005 and 2004 was $0.59 and $1.05 per share, respectively. The Company did not pay dividends on common stock during these periods and assumed no dividend yield. The Company granted 368,361 and 746,001 options during the first six months of 2005 and 2004, respectively.

Note 7 - Restructuring:

The Company implemented a reduction in force at its Palo Alto location in December 2002, and elected to vacate certain buildings in Palo Alto. As result of these actions, the Company incurred a restructuring charge of $2.6 million in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto no longer occupied.

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activity as well as activity during the fiscal quarters ended July 3, 2005 and June 27, 2004 (in thousands):

Excess
Facilities

Balance at January 1, 2004	$1,569
Provisions	-
Adjustment to reserve	(144)
Cash payments	(569)
Balance at June 27, 2004	$856

Excess
Facilities

Balance at January 1, 2005	$274
Provisions	-
Adjustment to reserve	-
Cash payments	(21)
Balance at July 3, 2005	$253

Note 8 - Guarantees:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The reserve for sales returns and warranties at June 27, 2004 and July 3, 2005 were as follows (in thousands):

	Balance at			Balance at
	December 31,			June 27,
	2003	Provision	Utilized	2004
Accrued sales returns and warranty	$1,850	$578	$(434)	$1,994

	Balance at			Balance at
	December 31,			July 3,
	2004	Provision	Utilized	2005
Accrued sales returns and warranty	$2,701	$242	$(808)	$2,135

Note 9 - Recent Accounting Pronouncements:

In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of Statement of Financial Accounting Standards No. 123 (revised 2004) to the first annual reporting period beginning after June 15, 2005. Adoption of this statement will have an impact on the Company's consolidated financial statements as the Company will be required to expense the fair value of the Company's stock option grants and stock purchases under the Company's employee stock purchase plan rather than disclose the impact on the Company's consolidated net income (loss) within the Company's footnotes, as is the Company's current practice. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated results of operations and financial condition beginning January 1, 2006 when it becomes effective.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations:

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

Restructuring and financing activities. As a consequence of the decline in our revenues and negative cash flows in 2003, we implemented several cost cutting and business restructuring activities during 2003 and 2004. These activities, which included employee layoffs and the closure of several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. During the fourth quarter of 2003 and the first quarter of 2004, we agreed to new payment terms with all of our major creditors and vendors, which extended or reduced our payment obligations. We also issued $4.5 million of convertible promissory notes and warrants to investors. The convertible promissory notes were converted to Series A preferred shares and the warrants were exercised for shares of common stock in the fourth quarter of 2004.

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

In 1999, we expanded our relationship with customers in the automotive glass and window film markets, including Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 58%, 45%, 45% and 37% of our total revenues during the first six months of 2005 and in 2004, 2003 and 2002, respectively.

Under our agreement with Globamatrix, as amended, Globamatrix agreed to a 2004 minimum purchase commitment of $9.0 million of products. For each year after 2004 through and including 2011, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix is obligated to purchase $10.3 million of products in 2005. During the second quarter and the first six months of 2005, Globamatrix purchased approximately $5.5 and $8.9 million of products, respectively.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. From 2000 to 2004 our sales returns provision has averaged approximately 3.5% to 4.7% of gross revenues. In 2002, we had certain quality claims with respect to products produced for Globamatrix, which reduced our gross profit by approximately $1.5 million. During the first six months of 2005, our sales returns provision has average approximately 2.6% of our gross revenues due to fewer quality claims received during the period.

Three Months Ended July 3, 2005 compared with Three Months Ended June 27, 2004

Results of Operations

Net revenues. Our net revenues for the three months ended July 3, 2005 and June 27, 2004 were $15.2 million and $14.5 million, respectively.

Our net revenues in the window film market increased by $3.7 million, or 203.7%, from $1.8 million in the second quarter of 2004 to $5.5 million in the same period in 2005. Revenues from our Solis products for the second quarter of 2005 increased to $3.8 million from $1.4 million in the same period of 2004 due to higher demand for this product. In addition, revenues from our TX products for the second quarter of 2005 increased to $1.7 million from $0.4 million in the same period of 2004 as a result of a change in the supply chain to improve the company’s profitability. We expect future revenues from TX products to be at the same level as 2004.

Our net revenues in the electronic display market decreased by $2.5 million, or 43.1%, from $5.8 million in the second quarter of 2004 to $3.3 million in the same period of 2005. The decrease was primarily due to lower demand for our sputtered thin film filter products for Plasma Display Panel products due to increased competition. Mitsui Chemicals is our primary customer in the electronic display market. Sales to Mitsui decreased $1.9 million from $4.2 million in the second quarter of 2004 to $2.3 million in the same period in 2005 due to lower demand for our product in the flat panel display, or FPD market.  In addition, we phased out our unprofitable anti-reflective product lines and stopped selling these products in 2005. We sold $0.3 million anti-reflective products in the second quarter of 2004.

Our net revenues in the automotive and architectural markets remained relatively the same in the second quarter of 2005 compared to the same period in 2004.

Cost of revenues. Cost of revenues consists of materials and subcontractor services, labor and manufacturing overhead. Cost of revenues was $9.8 million in the second quarter of 2005 compared to $8.9 million in the same period of 2004. The increase in cost of nrevenues was primarily due to an increase in materials cost related to our increased sales.

Gross profit and gross margin. Our gross profit decreased $0.2 million from $5.6 million in the second quarter of 2004 to $5.4 million in the same period of 2005. As a percent of sales, gross profit decreased from 38.6% in the second quarter of 2004 to 35.5% in the same period in 2005. The decrease related to lower average selling prices in all products lines in the second quarter of 2005 due increased competition, which we expect to continue.

Operating expenses

Research and development. Research and development expenses increased $0.2 million from $0.8 million in the second quarter of 2004 to $1.0 million in the same period of 2005. The 31.9% increase from year to year was due in part to an increase in labor and employee benefits costs as a result of the expanding our engineering organization. In June 2005, we hired a new Chief Technology Officer and Senior Vice President and a new Director of Engineering for the automotive market. In addition, we spent more on research and development materials in the second quarter of 2005 than in the same period in 2004. We expect to continue to hire new scientific and engineering positions in the third and fourth quarters of 2005, which will increase our research and development expense.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. Selling, general and administrative expenses decreased $0.2 million from $2.5 million in the second quarter of 2004 to $2.3 million in the same period of 2005. The decrease in general and administrative expenses in 2005 was primarily due to higher legal, consulting and accounting expenses of $0.4 million in the second quarter of 2004, partially offset by higher Sarbanes-Oxley compliance expenses of $0.2 million in the second quarter of 2005.

Impairment recoveries from long-lived assets. In the second quarter of 2004, we sold a production machine, which was impaired in the third quarter of 2003, from our Tempe manufacturing facility to a third party. The sale value was $1.7 million, which included the price of the production machine, other miscellaneous hardware, training to be provided by us and operating software to run the machine. By June 27, 2004, all of our obligations were completed and we recognized a gain in the second quarter of 2004 of $1.4 million representing 90% of the sale value less the book value of $0.1 million. There were no such recoveries in the second quarter of 2005.

Income from operations. Income from operations decreased $1.7 million from $3.7 million in the second quarter of 2004 to $2.0 million in the same period of 2005. The decrease was a result of the impairment recoveries from long-lived assets and higher gross margin in the second quarter of 2004.

Interest expense, net. Interest expense decreased by $0.3 million from $0.6 million in the second quarter of 2004 to $0.3 million in the same period of 2005. The decrease in interest expense was primarily attributable to less outstanding debt during the second quarter of 2005.

Costs of warrants issued. In the second quarter of 2004, the Company incurred $1.5 million in warrants expense as a result of the re-measurement of all outstanding warrants and other financial instruments. There was no warrants expense recorded in the second quarter of 2005.

Other income, net. Other income, net, reflects foreign exchange transaction gains and losses in the second quarter of 2004 and 2005. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.

Income (loss) before provision for income taxes. We recorded a pre-tax profit of $1.6 million in the second quarter of 2005 and $1.5 million in the second quarter of 2004.

Provision for income taxes. The provisions for income taxes in the second quarters of 2005 and 2004 were primarily related to our German subsidiary, Southwall Europe GmBH (SEG). The decrease in the provision for income taxes during the second quarter of 2005 compared to the same period in 2004 was due to lower taxable income in SEG in the 2005 period.

Net income (loss). Net income for the second quarter of 2005 and 2004 was $1.4 million and $1.2 million, respectively.

Deemed dividend on redeemable preferred stock. We incurred $0.1 million of deemed dividend on redeemable preferred stock in the second quarter of 2005. The holders of our secured convertible promissory notes converted those notes to shares of Series A redeemable preferred stock in December 2004. The Series A shares accrue cumulative dividends at the rate of 10% per annum.

Net income (loss) attributable to common stockholders. Net income attributable to common stockholders for the second quarter of 2005 was $1.3 million and $1.2 million for the second quarter of 2004.

Six Months Ended July 3, 2005 compared with Six Months Ended June 27, 2004

Results of Operations

Net revenues. Our net revenues for the six months ended July 3, 2005 and June 27, 2004 were $30.8 million and $25.6 million, respectively.

Our net revenues in the window film market increased by $5.5 million, or 150.1%, from $3.6 million in the first six months of 2004 to $9.1 million in the same period in 2005. Revenues from our Solis products for the first six months of 2005 increased to $6.4 million from $2.0 million in the same period of 2004. In addition, revenues from our TX products for the first six months of 2005 increased to $2.5 million from $1.6 million in the first six months of 2004 as a result of a change in the supply chain to improve the company’s profitability. We expect future revenues from TX products to be at the same level as 2004.
We sell our window film products primarily to customers located in the Pacific Rim and the Middle East. We believe our sales to this market during the first quarter of 2004 were negatively affected by the SARs epidemic and the conflicts in Iraq and Afghanistan.

Our net revenues in the automotive market increased by $1.3 million, or 12.9%, from $10.0 million in the first six months of 2004 to $11.3 million in the same period in 2005. The increase was due to higher demand from both our Original Equipment Manufacturer, or OEM, and Automotive Replacement Glass, or ARG accounts in the first quarter of 2005.

Our net revenues in the electronic display market decreased by $1.8 million, or 20.0%, from $9.2 million in the first six months of 2004 to $7.4 million in the same period of 2005. The decrease was primarily due to lower demand for our sputtered thin film filter products for Plasma Display Panel products due to increased competition. Sales to Mitsui, our primary customer in the electronic display market, decreased $1.8 million from $9.2 million in the first six months of 2004 to $7.4 million in the same period in 2005 due to lower demand for our product in the flat panel display, or FPD market.  In addition, we phased out our unprofitable anti-reflective product lines and stopped selling these products in 2005. We sold $0.3 million anti-reflective products in the first six months of 2004.

Our net revenues in the architectural markets remained relatively the same in the first six months of 2005 compared to the same period in 2004.

Cost of revenues. Cost of revenues was $21.1 million in the first six months of 2005 compared to $17.4 million in the same period of 2004. The increase in cost of revenues was primarily due to an increase in materials cost related to our increased sales.

Gross profit margin. Our gross profit increased $1.5 million from $8.2 million in the first six months of 2004 to $9.8 million in the same period of 2005. As a percent of sales, gross profit decreased from 32.1% in the first six months of 2004 to 31.7% in the same period in 2005. The decrease related to lower average selling prices in automotive, electronic display and architecture products lines in first six months of 2005 due to increased competition, which we expect to continue.

Operating expenses

Research and development. Research and development expenses increased $0.1 million from $1.6 million in the first six months of 2004 to $1.7 million in the same period of 2005. The 8.3% increase from year to year was due in part to an increase in labor and employee benefits costs as a result of the expanding our engineering organization. In June 2005, we hired a new Chief Technology Officer and Senior Vice President and a new Director of Engineering for the automotive market. We expect to continue to hire new scientific and engineering positions in the third and fourth quarters of 2005, which will increase our research and development expense.

Selling, general and administrative. Selling, general and administrative expenses decreased $1.2 million from $5.6 million in the first six months of 2004 to $4.4 million in the same period of 2005. The decrease in general and administrative expenses in 2005 was primarily due to higher legal and accounting fees of $0.9 million, outside services expense of $0.3 million and compensation expense of $0.2 million in the first six months of 2004, partially offset by higher Sarbanes-Oxley compliance expenses of $0.2 million in the first six months of 2005.

Impairment recoveries from long-lived assets. In the June 2004, we sold a production machine, which was impaired in the third quarter of 2003, from our Tempe manufacturing facility to a third party. The sale value was for $1.7 million, which included the price of the production machine, other miscellaneous hardware, training to be provided by us and operating software to run the machine. By June 27, 2004, all of our obligations were completed and we recognized a gain in the second quarter of 2004 of $1.4 million representing 90% of the sale value less the book value of $0.1 million. There was $0.2 million impairment recoveries from long-lived assets in the first six months of 2005.

Income from operations. Income from operations increased $1.4 million from $2.5 million in the first six months of 2004 to $3.9 million in the same period of 2005. The increase was a result of higher revenues, partiallyoffset by the decrease of recoveries for long-lived assets.

Interest expense, net. Interest expense decreased by $0.7 million from $1.2 million in the first six months of 2004 to $0.6 million in the same period of 2005. The decrease in interest expense was primarily attributable to less outstanding debt in the first six months of 2005.

Costs of warrants issued. In the first six months of 2004, the Company incurred $6.3 million in warrants expense as a result of the re-measurement of all outstanding warrants and other financial instruments. There was no warrants expense recorded in the first six months of 2005.

Other income, net. Other income, net, reflects foreign exchange transaction gains and losses in the first six months of 2004 and 2005. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. Other net income, net for the first six months of 2005 included an energy rebate from our German subsidiary of approximately $0.4 million relating to the prior year.

Income (loss) before provision for income taxes. We recorded a pre-tax profit of $3.4 million in the first six months of 2005 compared to a pre-tax loss of $4.8 million in the same period of 2004.

Provision for income taxes. The provisions for income taxes in the first six months of 2005 and 2004 were primarily related to our German subsidiary, Southwall Europe GmbH (SEG). The decrease in the provision for income taxes during the first six months of 2005 when compared to the same period in 2004 was due to lower taxable income in SEG in 2005.

Net income (loss). Net income for the first six months of 2005 was $3.1 million compared to net loss of $5.5 million in the same period of 2004.

Deemed dividend on redeemable preferred stock. We incurred $0.2 million of deemed dividend on redeemable preferred stock in the first six months of 2005 as a result of the conversion of our secured convertible promissory notes to shares of Series A redeemable preferred stock in December 2004. The Series A shares carry a 10% cumulative dividend rate.

Net income (loss) attributable to common stockholders. Net income attributable to common stockholders for the first six months of 2005 was $2.9 million compared to a net loss of $5.5 million during the same period in 2004.

Liquidity and capital resources.

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents increased $3.1 million during the first six months of 2005. Cash provided from operations for the first six months of 2005 of $4.2 million was primarily the result of net income of $3.1 million, non-cash depreciation of $1.1 million, and decreases in accounts receivable of $0.2 million, in inventories of $1.3 million and in other current and non-current assets of $0.4 million partially offset by impairment recoveries from long-lived assets of $0.2 million and a decrease in accounts payable and accrued liabilities of $1.8 million. Our cash and cash equivalents increased by $0.3 million in the first six months of 2004. Cash used in operating activities of $1.6 million for the first six months of 2004 was primarily the result of non-cash depreciation, cost of warrants issued and gain from impairment recoveries from long-lived assets, offsetting the net loss.

Cash provided by investing activities for the first six months of 2005 of $0.001 million was primarily the result of a decrease in restricted cash of $0.2 million and proceeds from the sale of fixed asset of $0.2 million, partially offset by capital expenditures of $0.4 million. Cash provided from investing activities during the six months ended June 27, 2004 was $0.8 million, primarily from the proceeds from the sale of fixed assets partially offset by capital expenditures during the first half of 2004.

Cash used in financing activities for the first six months of 2005 of $1.0 million primarily the result of repayments under capital leases and principal payment on borrowings of $1.0 million. We increased cash from financing activities by $0.6 million during the first six months of 2004, primarily as a result of issuing $4.5 million in convertible promissory notes during the first quarter of 2004, which was partially offset by a reduction of $2.3 million in our line of credit facility, $1.0 million in term debt payments and $0.6 million in repayment of a loan payable.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of December 31, 2004, we had received 5.0 million Euros or $6.8 million of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets of our Dresden manufacturing facility. Additionally, as of December 31, 2004, we had a balance remaining from the government grants received in May 1999 of 0.4 million Euros or $0.5 million, which has been recorded as an advance and held as restricted cash until we receive approval from the Saxony government to apply the funds to reduce our capital expenditures. We did not receive any grants during the first six months of 2005. If we fail to meet certain requirements in connection with these grants, the Saxony government has the right to demand repayment of the grants. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek total investment grants and allowances for any year in excess of 33% of our eligible capital expenditures in Germany for that year. We expect to continue to finance a portion of our capital expenditures in Dresden with additional grants from the Saxony government and additional loans from German banks, some of which may be guaranteed by the Saxony government. However, we cannot guarantee that we will be eligible for or will receive additional grants in the future from the Saxony government.

Borrowing arrangements

On April 28, 2005, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo HSBC Trade Bank, N.A. (the “Bank”). The Credit Agreement provides for two facilities. All amounts borrowed under both facilities under the Credit Agreement must be repaid on or before May 31, 2006.

The first facility is a revolving line of credit under which we may from time to time borrow up to $3 million, subject to satisfaction of certain conditions. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% per annum or LIBOR plus 1% per annum, at our option. We borrowed approximately $3.0 million from this facility on April 28, 2005 which amount remained outstanding as of July 3, 2005.

The second facility is formula line under which we may from time to time borrow up to $3 million, subject to certain conditions, with advances of up to 80% of eligible accounts receivable. Amounts borrowed under the second facility bear interest at the prime rate minus 0.25% per annum. We may borrow under the second facility only if we meet certain financial covenants. As of July 3, 2005, we met these financial covenants. In addition, all borrowings under both facilities under the Credit Agreement are subject to the satisfaction of the additional financial covenants.

All borrowings under both facilities are collateralized by our inventory, receivables, raw material, works in progress and other assets. In addition, the first facility under the Credit Agreement is collateralized by a letter of credit posted by Needham & Company, one of our stockholders.

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

The foregoing description does not purport to be a complete statement of the parties' rights and obligations under the Credit Agreement and the transactions contemplated thereby or a complete explanation of the material terms thereof.

Capital expenditures

We anticipate spending approximately $1.1 million in capital expenditures in 2005, primarily to maintain and upgrade our production facilities in Dresden. We spent approximately $0.4 million in capital expenditures during the first six months of 2005.

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, capital lease obligations, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at July 3, 2005 (in thousands):

					Greater
		Less than			Than
	Total	1 Year	1-3 Year	4-5 Year	5 Year
Contractual Obligations:
Term debt (1)	$10,879	$1,242	$2,167	$4,782	$2,688
Line of credit	2,996	2,996	--	--	--
Capital lease obligations	38	38	--	--	--
Operating leases (2)	1,981	437	1,471	73	--
Total contractual cash obligations	$15,894	$4,713	$3,638	$4,855	$2,688

(1)	Represents loan agreements with Portfolio Financing Servicing Company, Bank of America and Lehman Brothers, and several German banks.

(2)	Represents the remaining rents owed on building we rent in Palo Alto, California.

Item 3--Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to 1.0% above the bank LIBOR rate (which was 4.375% at July 3, 2005) and is calculated based on amounts borrowed under the facility. In addition, the interest rate on one of our German loans was reset to the prevailing market rate of 5.75% on December 31, 2004 and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit would have had an effect of about $21,000 on our interest expense for the second quarter of 2005.

Investment risk: We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any of our floating rate securities would have had an adverse effect of less than $10,000 for the second quarter of 2005.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 74% of our total sales in the second quarter of 2005. Approximately 46% of our international revenues were denominated in Euros relating to sales from our Dresden operation in the second quarter of 2005. The other 54% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of less than $0.5 million on net revenues for the second quarter of 2005 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been minimal.

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

We incurred net losses in 2004, 2003 and 2002 and negative cash flows from operations in 2003 and 2002. These factors together with our working capital position and our significant debt service and other contractual obligations at July 3, 2005, may raise doubt about our ability to restore profitable operations, generate cash flow from operating activities and obtain additional financing. These and other factors related to our business during recent years, including the restatement in 2000 of our consolidated financial statements for prior periods, operating losses in 1998, 1999, 2000, 2002 and 2003, our past failure to comply with covenants in our financing agreements and our voluntary delisting from NASDAQ in March 2004 may make it difficult for us to secure the required additional borrowings on favorable terms or at all. We intend to seek additional borrowings or alternative sources of financing; however, difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures and ability to comply with the terms of government grants.

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

As of July 3, 2005, we had total outstanding obligations under our credit and other loan agreements of $13.9 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that will require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

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

In 2003 and 2004 and during the first six months of 2005, approximately 34%, 34%, and 29% of our revenues, respectively, were denominated in Euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily Japanese Yen.

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

Our nine largest customers accounted for approximately 80%, 77%, 76% and 84% of net revenues during the first six months of 2005 and in fiscal years 2004, 2003, and 2002, respectively. We have contracts extending past 2005 with only two of these customers. We expect to continue to derive a significant portion of our net revenues from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology--direct-to-glass sputtering--as an alternative to our window films, which in 2002 and 2003 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

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

On March 3, 2005, the European Patent Office allowed a European patent owned by Pilkington Automotive GmBH entitled "Method for producing a laminated glass pane free of optical obstruction caused by warping, use of a particular carrier film for the production of the laminated glass pane and carrier films particularly suitable for the method of use." This European patent covers certain laminated films and methods of using them which may prevent us from producing certain films designed for the automotive markets. Our inability to use this technology could adversely affect our ability to provide a full range of products to the automotive film market. We participated in opposing the European patent and have appealed the European Patent Office decision.

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

Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. For example, due to the deteriorating economic environment, sales by flat cathode ray tube manufacturers decreased in 2002 and further in 2003, contributing to our electronic display product revenues declining by 11% in 2002, and another 3% for 2003. During the first six months of 2005, we experienced a decrease in our net revenues in the electronic display market primarily due to lower demand for our sputtered thin film filter products for Plasma Display Panel products due to increased competition, and we expect this trend to continue. Mitsubishi Electric was the only CRT manufacturer that buys our anti-reflective, or AR, film and it decided to consolidate all of the manufacturing of this product to Japan. In connection with that consolidation, Mitsubishi ceased production of the 17" AR product in its Mexico plant during the third quarter of 2003. In 2005, we stopped converting our window film products and agreed with our customers to own this process. This resulted in higher revenues on our TX products as our customers bought more products to fill their production lines. We expect higher revenues from the TX product line to continue through the end of 2005.

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

Revenues from international sales amounted to approximately 75%, 83%, 89% and 85% of our net revenues during the first six months of 2005 and fiscal years 2004, 2003 and 2002, respectively. The distance between our two manufacturing sites creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

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

Item 4--Controls and Procedures

a.
Evaluation and Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and acting chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of July 3, 2005 (the “Evaluation Date”). Based on this evaluation, our chief executive officer and acting chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.
Report on Internal Control Over Financial Reporting. We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting and an attestation from an independent registered public accounting firm in our Annual Report on Form 10-K beginning with the filing for our fiscal year ending December 31, 2006.

c.
Changes in Internal Controls. There were no changes during the quarter ended July 3, 2005 in our internal controls over financial reporting that have materially effected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II--OTHER INFORMATION

Item 1--Legal Proceedings

Litigation filed against the Company was described under Item 3 in the Company's Form 10-K filed on March 30, 2005. No other material developments have occurred with respect to the litigation described therein.

In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on Southwall's business, Southwall's consolidated financial position, results of operations or cash flows.

Item 2-- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3--Defaults upon Senior Securities

Not applicable.

Item 4--Submission of Matters to a Vote of Stockholders

On May 26, 2005, we held our Annual Meeting of Stockholders. The number of shares outstanding and eligible to vote as of March 30, 2005, the record date, were 26,778,482 shares. The following matters were voted upon:

1.
Our stockholders elected William A. Berry, George Boyadjieff, Thomas G. Hood, Jami K. Nachtsheim, Joseph B. Reagan and Walter C. Sedgwick as directors to serve until the 2006 Annual Meeting of Stockholders and until their successors are elected.

The vote for each director was as follows:

Director	For	Withheld

William A. Berry	25,326,043	36,249

George Boyadjieff	25,322,843	39,449

Thomas G. Hood	25,300,843	61,449

Jami K. Nachtsheim	25,323,043	39,249

Joseph B. Reagan	25,208,618	153,674

Walter C. Sedgwick	25,205,718	156,574

There were no votes abstaining, nor were there any broker non-votes, in the election of directors.

2.
Our stockholders ratified the selection of Burr, Pilger & Mayer LLP, our independent registered public accounting firm for the fiscal year ending December 31, 2005. On the matter, there were 25,292,314 votes "FOR", 57,533 votes "AGAINST", 12,445 votes "ABSTAINING", and no broker non-votes.

Item 5--Other Information

None.

Item 6--Exhibits

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

Dated: August 5, 2005
Southwall Technologies Inc.

	By:	/s/ Thomas G. Hood
Thomas G. Hood
President and Chief Executive Officer

	By:	/s/ Sylvia Kamenski
Sylvia Kamenski
Acting Chief Financial Officer