Form 10-Q
period 2005-10-02
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2005-11-15
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).  Yes ☐    No ☒

As of November 1, 2005, there were 26,787,881 shares of the Registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION
Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 2, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,066	$4,547
Restricted cash	417	686
Accounts receivable, net of allowance for doubtful accounts of $261 at October 2, 2005 and $292 at December 31, 2004	4,739	6,186
Inventories, net	7,243	8,355
Other current assets	1,056	1,757
Total current assets	21,521	21,531

Property, plant and equipment, net	17,523	21,110
Restricted cash loans	1,016	1,149
Other assets	1,135	1,157
Total assets	$41,195	$44,947

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt and capital leases	$1,327	$1,463
Line of credit	2,996	2,975
Accounts payable	930	2,544
Accrued compensation	1,280	1,378
Other accrued liabilities	5,873	6,643
Total current liabilities	12,406	15,003

Term debt and capital leases	9,188	11,644
Government grants advanced	417	505
Other long term liabilities	3,073	3,222
Total liabilities	25,084	30,374

Commitments and contingencies (Note 5)

Series A 10% cumulative preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding
(Liquidation preference $5,256)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 26,788 shares and 26,488 shares outstanding at October 2, 2005 and December 31, 2004, respectively	27	26
Capital in excess of par value	77,953	77,957
Accumulated other comprehensive income:
Accumulated translation adjustment	2,790	4,358
Accumulated deficit	(69,469)	(72,578)
Total stockholders’ equity	11,301	9,763

Total liabilities, redeemable preferred stock and stockholders’ equity	$41,195	$44,947

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Nine months ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Net revenues	$12,025	$15,932	$42,844	$41,547
Cost of revenues	7,921	10,152	28,979	27,554

Gross profit	4,104	5,780	13,865	13,993

Operating expenses:
Research and development	1,334	841	3,047	2,422
Selling, general and administrative	2,104	2,308	6,461	7,891
Impairment recoveries for long-lived assets	-	(85)	(170)	(1,513)

Total operating expenses	3,438	3,064	9,338	8,800

Income from operations	666	2,716	4,527	5,193

Interest expense, net	(210)	(444)	(778)	(1,754)
Cost of warrants issued	-	(491)	-	(6,782)
Other income (expenses), net	9	53	142	371

Income (loss) before provision for income taxes	465	1,834	3,891	(2,972)

Provision (benefit) for income taxes	450	(298)	782	400

Net income (loss)	15	2,132	3,109	(3,372)

Deemed dividend on redeemable preferred stock	120	-	363	-

Net income (loss) attributable to common stockholders	$(105)	$2,132	$2,746	$(3,372)

Net income (loss) per share:

Basic	$0.00	$0.17	$0.10	$(0.27)
Diluted	$0.00	$0.07	$0.09	$(0.27)

Shares used in computing net income (loss) per share:
Basic	26,788	12,550	26,727	12,550
Diluted	32,720	31,218	32,999	12,550

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	October 2, 2005	September 26, 2004

Cash flows from operating activities:
Net income (loss)	$3,109	$(3,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment recoveries from long-lived assets	(170)	(1,513)
Depreciation and amortization	1,677	1,843
Charges related to warrants issued to investors and creditors	-	6,782
Amortization of debt issuance costs	-	274
Unamortized debt discount	-	78
Stock compensation	45	-
Change in assets and liabilities:
Deferred revenues	(26)	(32)
Accounts receivable, net	1,456	1,354
Inventories, net	1,112	507
Other current and non current assets	723	(1,339)
Accounts payable and accrued liabilities	(2,627)	(3,097)

Net cash provided by operating activities	5,299	1,485

Cash flows from investing activities:
Restricted cash	244	107
Proceeds from sale of property, plant and equipment	170	1,614
Expenditures for property, plant and equipment	(535)	(75)

Net cash provided by (used in) investing activities	(121)	1,646

Cash flows from financing activities:
Repayments under capital lease	(5)	-
Proceeds from exercise of stock options	20	-
Principal payments on borrowings	(1,354)	(2,458)
Payments on line of credit	(2,975)	(3,649)
Borrowings on line of credit	2,996	-
Proceeds from sale of convertible promissory notes	-	4,500
Investment credit in Germany	(30)	-

Net cash used in financing activities	(1,348)	(1,607)

Effect of foreign exchange rate changes on cash	(311)	(16)

Net increase in cash and cash equivalents	3,519	1,508
Cash and cash equivalents, beginning of period	4,547	1,152

Cash and cash equivalents, end of period	$8,066	$2,660

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

The Company uses a 52-week fiscal year ending on December 31. The quarters ended October 2, 2005 and September 26, 2004 each included 13 weeks.

Note 2—Inventories, Net:

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of revenues. At October 2, 2005 and December 31, 2004, inventories consisted of the following (in thousands):

	October 2, 2005	December 31, 2004
Raw materials	$4,441	$4,755
Work-in-process	1,852	2,059
Finished goods	950	1,541
	$7,243	$8,355

Note 3--Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive common shares potentially outstanding during the period, including stock options, warrants to purchase common stock and redeemable convertible preferred stock. Preferred stock dividends are added back to net income attributable to common stockholders since they would not have been accrued if the preferred stock had been converted to common stock at the beginning of the period.

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share.  Accordingly, stock options to purchase 2,415,005 and 1,737,505 shares at a weighted average price of $2.74 and $3.35 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the three and nine-month periods ended October 2, 2005, respectively. Stock options to purchase 2,489,535 shares at a weighted average price of $3.28 per share were excluded from the computation of diluted weighted average shares outstanding for the three-month period ended September 26, 2004.

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. Accordingly, for the nine-month period ended September 26, 2004, there was no difference between the denominators used for the calculation of basic and diluted net income (loss) per share. For the nine-month period ended September 26, 2004, there were 2,559,535 and 14,241,535 anti-dilutive options and warrants outstanding, respectively, excluded from the net loss per share calculation. Tables summarizing net loss attributable to common stockholders, for diluted net income (loss) per share, and shares outstanding are shown below (in thousands):

Index

	Three months ended		Nine months ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net income (loss) attributable to common stockholders-basic	$(105)	$2,132	$2,746	$(3,372)
Add: Interest expense on convertible promissory notes	-	154	-	-
Add: Deemed dividend on redeemable preferred stock	120	-	363	-
Net income (loss) attributable to common stockholders-diluted	$15	$2,286	$3,109	$(3,372)

Weighted average common shares outstanding-basic	26,788	12,550	26,727	12,550
Dilutive effect of warrants	356	14,241	357	-
Dilutive effect of performance shares	-	-	50	-
Dilutive effect of Series A preferred shares	4,893	4,500	4,893	-
Dilutive effect of stock options	683	-	972	-
Directors’ common stock	-	153	-	-
Number of warrants repurchased	-	(226)	-	-
Weighted average common shares outstanding - diluted	32,720	31,218	32,999	12,550

Note 4 - Segment Reporting:

Southwall reports segment information using the management approach to determine segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company is organized on the basis of products and services. The total net revenues for the automotive glass, electronic display, window film and architectural product lines for the three and nine-month periods ended October 2, 2005 and September 26, 2004 were as follows (in thousands):

	Three months ended		Nine months ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Automotive glass	$3,857	$4,586	$15,179	$14,614
Electronic display	3,049	6,498	10,425	15,713
Window film	3,907	2,856	13,034	6,505
Architectural	1,212	1,992	4,206	4,715
Total net revenues	$12,025	$15,932	$42,844	$41,547

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three and nine-month periods ended October 2, 2005 and September 26, 2004, respectively (in thousands):

	Three months ended		Nine months ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
United States	$3,290	$3,602	$11,001	$8,049
Japan	2,822	5,997	9,252	14,256
France	1,955	2,290	8,448	7,009
Pacific Rim	2,713	1,896	8,798	5,086
Germany	693	1,469	3,406	4,365
Rest of the world	552	678	1,939	2,782
Total net revenues	$12,025	$15,932	$42,844	$41,547

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

Index

In addition, the Company is involved, from time to time, in certain other legal actions arising in the ordinary course of business. Southwall believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on its business, its consolidated financial position, results of operations or cash flows.

Note 6--Stock-Based Compensation:

Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123” amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price.

The following table illustrates the effect on net income (loss) attributable to common stockholders and net income (loss) attributable to common stockholders per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Nine months ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net income (loss) attributable to common stockholders:
As reported	$(105)	$2,132	$2,746	$(3,372)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	-	-	45	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(200)	(57)	(502)	(259)
Pro forma net income (loss) attributable to common stockholders	$(305)	$2,075	$2,289	$(3,631)

Net income (loss) attributable to common stockholders per share:

As reported - basic	$0.00	$0.17	$0.10	$(0.27)
Pro forma - basic	$(0.01)	$0.16	$0.09	$(0.30)

As reported - diluted	$0.00	$0.07	$0.09	$(0.27)
Pro forma - diluted	$(0.01)	$0.07	$0.08	$(0.30)

The fair value of each option grant under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option pricing model, multiple option approach, with the following weighted average assumptions used for grants in the third quarters of 2005 and 2004, respectively: expected volatility of 116% and 99%; risk-free interest rate of 4.01% and 2.8%; and expected lives from vesting date of 2.24 years and 2.75 years. The weighted average fair value of stock options granted in the third quarters of 2005 and 2004 was $0.70 and $0.29 per share, respectively. The Company did not pay dividends on common stock during these periods and assumed no dividend yield. The Company granted 395,000 and 95,000 options during the third quarters of 2005 and 2004, respectively.

The following weighted average assumptions were used for grants during the nine-month periods of 2005 and 2004, respectively: expected volatility of 116% for each period; risk-free interest rate of 3.82% and 2.37%; and expected lives from vesting date of 1.94 years and 2.14 years. The weighted average fair value of stock options granted during the nine-month periods of 2005 and 2004 was $0.65 and $0.97 per share, respectively. The Company did not pay dividends on common stock during these periods and assumed no dividend yield. The Company granted 763,361 and 841,001 options during the first nine months of 2005 and 2004, respectively.

Index

Note 7 - Restructuring:

The Company implemented a reduction in force at its Palo Alto location in December 2002, and elected to vacate certain buildings in Palo Alto. As result of these actions, the Company incurred a restructuring charge of $2.6 million in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto no longer occupied.

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activity as well as activity during nine-month periods ended October 2, 2005 and September 26, 2004 (in thousands):

Excess Facilities

Balance at January 1, 2004	$1,569
Provisions	431
Adjustment to reserve	(646)
Cash payments	(609)
Balance at September 26, 2004	$745

Excess Facilities

Balance at January 1, 2005	$274
Provisions	-
Adjustment to reserve	-
Cash payments	(21)
Balance at October 2, 2005	$253

At October 2, 2005, $106,000 was included in other accrued liabilities, and $147,000 was included in other long-term liabilities on the condensed consolidated balance sheet.

Note 8 - Guarantees:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The activity in the reserve for sales returns and warranties account during the nine-month periods ended October 2, 2005 and September 26, 2004 were as follows (in thousands):

	Balance at December 31, 2003	Provision	Utilized	Balance at September 26, 2004
Accrued sales returns and warranty	$1,850	$1,812	$(1,020)	$2,642

	Balance at December 31, 2004	Provision	Utilized	Balance at October 2, 2005
Accrued sales returns and warranty	$2,701	$21	$(1,137)	$1,585

These amounts are included in other accrued liabilities in the condensed consolidated balance sheets.

Index

Note 9 - Recent Accounting Pronouncements:

In April 2005, the Securities and Exchange Commission approved a rule that delayed the effective date of Statement of Financial Accounting Standards No. 123 (revised 2004) to the first annual reporting period beginning after June 15, 2005. Adoption of this statement will have an impact on the Company's consolidated financial statements as the Company will be required to expense the fair value of the Company's stock option grants and stock purchases under the Company's employee stock purchase plan rather than disclose the impact on the Company's consolidated net income (loss) within the Company's footnotes, as is the Company's current practice. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated results of operations and financial condition beginning January 1, 2006 when it becomes effective.

Index

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

Overview

We are a global developer, manufacturer and marketer of thin film coatings on flexible substrates for the automotive glass, electronic display, architectural glass and window film markets. We have developed a variety of products that control sunlight in automotive glass, reduce light reflection, reduce electromagnetic radiation and improve image quality in electronic display products and conserve energy in architectural products. Our products consist of transparent solar-control films for automotive glass; anti-reflective films for computer screens, including flat panel displays and plasma displays; transparent conductive films for use in touch screen and liquid crystal displays; energy control films for architectural glass; and various other coatings.

Restructuring and financing activities. As a consequence of the decline in our revenues and negative cash flows in 2003, we implemented several cost cutting and business restructuring activities during 2003 and 2004. These activities, which included employee layoffs and the closure of several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. During the fourth quarter of 2003 and the first quarter of 2004, we agreed to new payment terms with all of our major creditors and vendors, which extended or reduced our payment obligations. We also issued $4.5 million of convertible promissory notes and warrants to investors. The convertible promissory notes were converted to Series A preferred shares and the warrants were exercised for shares of common stock in the fourth quarter of 2004. There were no restructuring activities in 2005.

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

In 1999, we expanded our relationship with customers in the automotive glass and window film markets, including Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 56%, 45%, 45% and 37% of our total revenues during the first nine months of 2005 and in 2004, 2003 and 2002, respectively.

Under our agreement with Globamatrix, as amended, Globamatrix agreed to a 2004 minimum purchase commitment of $9.0 million of product. For each year after 2004 through and including 2011, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix is obligated to purchase $10.3 million of products in 2005. During the third quarter and the first nine months of 2005, Globamatrix purchased approximately $3.5 and $12.1 million of product, respectively.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. From 2000 to 2004 our sales returns provision has averaged between 3.5% to 4.7% of gross revenues. In 2002, we had certain quality claims with respect to products produced for Globamatrix, which reduced our gross profit by approximately $1.5 million. During the first nine months of 2005, our sales returns provision has averaged approximately 2.7% of our gross revenues due to fewer quality claims received during the period.

Three Months Ended October 2, 2005 compared with Three Months Ended September 26, 2004

Results of Operations

Net revenues. Our net revenues for the three months ended October 2, 2005 and September 26, 2004 were $12.0 million and $15.9 million, respectively.

Our net revenues in the window film market increased by $1.1 million, or 36.8%, from $2.9 million in the third quarter of 2004 to $3.9 million in the same period in 2005. Revenues from our Solis products for the third quarter of 2005 increased to $3.5 million from $2.0 million in the same period of 2004 due to higher demand for this product due to customers replenishing their inventory. Revenues from our TX products for the third quarter of 2005 decreased to $0.4 million from $0.8 million in the same period of 2004 due to the fact that we are only supplying sputtered film instead of new window film.

Our net revenues in the electronic display market decreased by $3.4 million, or 53.1%, from $6.5 million in the third quarter of 2004 to $3.0 million in the same period of 2005. The decrease was primarily due to lower demand for our sputtered thin film filter products for Plasma Display Panel products due to increased competition. Mitsui Chemicals is our primary customer in the electronic display market. Sales to Mitsui decreased $3.0 million from $5.7 million in the third quarter of 2004 to $2.7 million in the same period in 2005 due to increased competition from reduced prices in the flat panel display, or FPD market.  In addition, we phased out our unprofitable anti-reflective product lines and stopped selling these products in 2005. We sold $0.3 million anti-reflective products in the third quarter of 2004.

Index

Our net revenues in the automotive market decreased by $0.7 million, or 15.9%, from $4.6 million in the third quarter of 2004 to $3.9 million in the same period of 2005. The decrease was primarily due to a decrease in sales volume in the automotive market.

Our net revenues in the architectural market decreased by $0.8 million, or 39.2%, from $2.0 million in the third quarter of 2004 to $1.2 million in the same period of 2005. The decrease was primarily due to a decrease in sales volume in architectural market.

Cost of revenues. Cost of revenues consists of materials and subcontractor services, labor and manufacturing overhead. Cost of revenues was $7.9 million in the third quarter of 2005 compared to $10.2 million in the same period of 2004. The decrease in cost of revenues was primarily due to a decrease in materials cost related to our decreased sales.

Gross profit and gross margin. Our gross profit decreased $1.7 million from $5.8 million in the third quarter of 2004 to $4.1 million in the same period of 2005. As a percentage of sales, gross profit decreased from 36.3% in the third quarter of 2004 to 34.1% in the same period in 2005. The decrease related to lower average selling prices in all product lines in the third quarter of 2005 due to increased competition, which we expect to continue, partially offset by $0.6 million of sale of previously written off inventory.

Operating expenses

Research and development. Research and development expenses increased $0.5 million from $0.8 million in the third quarter of 2004 to $1.3 million in the same period of 2005. The 58.6% increase from year to year was due primarily to an increase in labor and employee benefits costs as a result of expanding our engineering organization. In June 2005, we hired a new Chief Technology Officer and Senior Vice President, and a new Director of Engineering for the automotive market. In September 2005, we hired a new Director of Engineering for the electronic display market. In addition, we spent more on research and development materials in the third quarter of 2005 than in the same period in 2004. We expect to continue to hire new scientific and engineering employees in the fourth quarter of 2005, which we expect will increase our research and development expense.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions, advertising costs and occupancy costs. Selling, general and administrative expenses decreased $0.2 million from $2.3 million in the third quarter of 2004 to $2.1 million in the same period of 2005. The decrease in general and administrative expenses in 2005 was primarily due to higher legal, consulting, and outside services in the third quarter of 2004.

Impairment recoveries from long-lived assets. In the third quarter of 2004, we recorded $0.1 million of proceeds received from miscellaneous sales of long-lived assets that the company wrote off in the third quarter of 2003. There were no such recoveries in the third quarter of 2005.

Income from operations. Income from operations decreased $2.1 million from $2.7 million in the third quarter of 2004 to $0.7 million in the same period of 2005. The decrease was primarily due to a decrease in revenue due to lower sales volume in the third quarter of 2005.

Interest expense, net. Interest expense decreased by $0.2 million from $0.4 million in the third quarter of 2004 to $0.2 million in the same period of 2005. The decrease in interest expense was primarily attributable to less outstanding debt during the third quarter of 2005 compared to 2004.

Costs of warrants issued. In the third quarter of 2004, the Company incurred $0.5 million in warrants expense as a result of the re-measurement of all outstanding warrants and other financial instruments. There was no warrants expense recorded in the third quarter of 2005.

Other income, net. Other income, net, reflects foreign exchange transaction gains and losses in the third quarter of 2004 and 2005. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. In the third quarter of 2005, the net exchange gain due to Euro fluctuation was $9,100, a decrease from $42,300 in the same period in 2004.

Income before provision for income taxes. We recorded a pre-tax profit of $0.5 million in the third quarter of 2005 versus $1.8 million in the third quarter of 2004.

Provision for income taxes. The provision for income taxes in the third quarter of 2005 primarily relates to our German subsidiary, Southwall Europe GmBH (SEG). The increase was due to a deferred tax provision in SEG’s books as we now have a higher taxable profit in SEG. During the third quarter of 2004, we incurred a benefit from income taxes of $0.3 million. The benefit from income taxes in the third quarter of 2004 was due to an adjustment in our year-to-date calculation of our provision for income taxes for SEG. Our taxable income for such period was lowered by an adjustment to our fixed assets basis as a result of government grants and allowances received from the Saxony government.

Index

Net income (loss). Net income for the third quarter of 2005 was $15,000 and $2.1 million for the same period of 2004.

Deemed dividend on redeemable preferred stock. We incurred $0.1 million of deemed dividend on redeemable preferred stock in the third quarter of 2005. The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A preferred stock accrues cumulative dividends at the rate of 10% per annum.

Net income (loss) attributable to common stockholders. We incurred a net loss of $0.1 million attributable to common stockholders for the third quarter of 2005 compared to net income of $2.1 million for the third quarter of 2004.

Nine Months Ended October 2, 2005 compared with Nine Months Ended September 26, 2004

Results of Operations

Net revenues. Our net revenues for the nine months ended October 2, 2005 and September 26, 2004 were $42.8 million and $41.5 million, respectively.

Our net revenues in the window film market increased by $6.5 million, or 100.4%, from $6.5 million in the first nine months of 2004 to $13.0 million in the same period in 2005. Revenues from our Solis products for the first nine months of 2005 increased to $9.9 million from $4.1 million in the same period of 2004. Revenues from our TX products for the first nine months of 2005 increased to $2.9 million from $2.5 million in the first nine months of 2004. In 2005, we stopped converting our window film products and agreed with our customers to own this process. This resulted in higher revenues on our TX products as our customers bought more products to fill their production lines. We sell our window film products primarily to customers located in the Pacific Rim and the Middle East. We believe our sales to this market during the first quarter of 2004 were negatively affected by the SARs epidemic and the conflicts in Iraq and Afghanistan.

Our net revenues in the automotive market increased by $0.6 million, or 3.9%, from $14.6 million in the first nine months of 2004 to $15.2 million in the same period in 2005. The increase was due to higher demand from both our OEM and Automotive Replacement Glass accounts in the first quarter of 2005.

Our net revenues in the electronic display market decreased by $5.3 million, or 33.7%, from $15.7 million in the first nine months of 2004 to $10.4 million in the same period of 2005. The decrease was primarily due to lower demand for our sputtered thin film filter products for Plasma Display Panel products due to increased competition. Sales to Mitsui, our primary customer in the electronic display market, decreased $4.7 million from $13.5 million in the first nine months of 2004 to $8.8 million in the same period in 2005 due to increased competition from reduced prices in the FPD market.  In addition, we phased out our unprofitable anti-reflective product lines and stopped selling these products in 2005. We sold $0.6 million anti-reflective products in the first nine months of 2004.

Our net revenues in the architectural markets were $4.2 million in the first nine months of 2005 compared to $4.7 million in the same period of 2004. The decrease was due to softness in the Asian market and a decrease in business from one of our largest accounts in Europe and the Middle East.

Cost of revenues. Cost of revenues was $29.0 million in the first nine months of 2005 compared to $27.6 million in the same period of 2004. The increase in cost of revenues was due to an increase in materials cost related to our increased sales and higher manufacturing costs due to lower volumes.

Gross profit margin. Our gross profit decreased $0.1 million from $14.0 million in the first nine months of 2004 to $13.9 million in the same period of 2005. As a percent of sales, gross profit decreased from 33.7% in the first nine months of 2004 to 32.4% in the same period in 2005. The decrease related to lower average selling prices in automotive, electronic display and architecture products lines in first nine months of 2005 due to increased competition, which we expect to continue, partially offset by $0.6 million of sale of previously written off inventory.

Operating expenses

Research and development. Research and development expenses increased $0.6 million from $2.4 million in the first nine months of 2004 to $3.0 million in the same period of 2005. The 25.8% increase from year to year was due in part to an increase in labor and employee benefits costs as a result of expanding our engineering organization. In June 2005, we hired a new Chief Technology Officer and Senior Vice President, and a new Director of Engineering for the automotive market. In September 2005, we hired a new Director of Engineering for the electronic display market. We expect to continue to hire new scientific and engineering employees in the fourth quarter of 2005, which will increase our research and development expense.

Index

Selling, general and administrative. Selling, general and administrative expenses decreased $1.4 million from $7.9 million in the first nine months of 2004 to $6.5 million in the same period of 2005. The decrease in general and administrative expenses in 2005 was primarily due to higher legal and accounting fees of $0.9 million, outside services expense of $0.5 million and compensation expense of $0.2 million in the first nine months of 2004, partially offset by higher Sarbanes-Oxley compliance expenses of $0.2 million in the first nine months of 2005.

Impairment recoveries from long-lived assets. In June 2004, we sold a production machine, which was impaired in the third quarter of 2003, from our Tempe manufacturing facility to a third party. The sales price was $1.7 million, which included the price of the production machine, other miscellaneous hardware, training to be provided by us and operating software to run the machine. By June 27, 2004, all of our obligations were completed and we recognized a gain in the second quarter of 2004 of $1.4 million, representing 90% of the sale value less the book value of $0.1 million. There was $0.2 million impairment recoveries from long-lived assets in the first quarter of 2005.

Income from operations. Income from operations decreased $0.7 million from $5.2 million in the first nine months of 2004 to $4.5 million in the same period of 2005. The decrease was a result of lower revenues and lower recoveries for long-lived assets.

Interest expense, net. Interest expense decreased by $1.0 million from $1.8 million in the first nine months of 2004 to $0.8 million in the same period of 2005. The decrease in interest expense was primarily attributable to less outstanding debt in the first nine months of 2005 compared to same period in 2004.

Costs of warrants issued. In the first nine months of 2004, the Company incurred $6.8 million in warrants expense as a result of the re-measurement of all outstanding warrants and other financial instruments. There was no warrants expense recorded in the first nine months of 2005.

Other income, net. Other income, net, reflects foreign exchange transaction gains and losses in the first nine months of 2004 and 2005. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. For the first nine months of 2005, the net exchange loss due to Euro fluctuation was $0.3 million in comparison to the net exchange gain of $0.1 million for the nine-month period in 2004. Other income, net for the first nine months of 2005 included an energy rebate from our German subsidiary of approximately $0.4 million.

Income (loss) before provision for income taxes. We recorded a pre-tax profit of $3.9 million in the first nine months of 2005 compared to a pre-tax loss of $3.0 million in the same period of 2004.

Provision for income taxes. The provisions for income taxes in the first nine months of 2005 and 2004 were primarily related to SEG. The increase in the provision for income taxes during the first nine months of 2005 when compared to the same period in 2004 was primarily due to a $0.3 million income tax benefit recorded in the third quarter of 2004 in SEG’s books.

Net income (loss). Net income for the first nine months of 2005 was $3.1 million compared to net loss of $3.4 million in the same period of 2004.

Deemed dividend on redeemable preferred stock. We incurred $0.4 million of deemed dividend on redeemable preferred stock in the first nine months of 2005 as a result of the conversion of our secured convertible promissory notes into shares of Series A preferred stock in December 2004. The Series A preferred stock carries a 10% cumulative dividend rate. There was no such dividend in the same period of 2004.

Net income (loss) attributable to common stockholders. Net income attributable to common stockholders for the first nine months of 2005 was $2.7 million compared to a net loss of $3.4 million during the same period in 2004.

Liquidity and capital resources.

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents increased $3.5 million during the first nine months of 2005. Cash provided from operations of $5.3 million for the first nine months of 2005 was primarily the result of net income of $3.1 million, non-cash depreciation of $1.7 million, and decreases in accounts receivable of $1.5 million, in inventories of $1.1 million and in other current and non-current assets of $0.7 million partially offset by impairment recoveries from long-lived assets of $0.2 million and a decrease in accounts payable and accrued liabilities of $2.6 million. Cash provided by operating activities of $1.5 million for the first nine months of 2004 was primarily the result of cost of warrants issued of $6.8 million, non-cash depreciation of $1.8 million and a decrease in accounts receivable of $1.4 million, offsetting the net loss of $3.4 million, a decrease in accounts payable and accrued liabilities of $3.1 million, as well as an increase in other current and non-current assets of $1.3 million and gain from impairment recoveries from long lived assets and the change in assets and liabilities.

Index

Cash used in investing activities for the first nine months of 2005 was $0.1 million and was primarily of a decrease in restricted cash of $0.2 million and proceeds from the sale of a fixed asset of $0.2 million. Cash provided from investing activities during the nine months ended September 26, 2004 was $1.6 million, primarily from the proceeds from the sale of fixed assets offset by capital expenditures during the first half of 2004.

Cash used in financing activities for the first nine months of 2005 was $1.3 million and resulted primarily the result of repayments under capital leases and principal payments on borrowings of $1.4 million. Net cash used in financing activities was $1.6 million during the first nine months of 2004, primarily as a result of issuing $4.5 million in convertible promissory notes during the first quarter of 2004, offset by payments on our line of credit of $3.6 million and payments on our borrowings of $2.5 million.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of December 31, 2004, we had received 5.0 million Euros, or $6.8 million, of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets of our Dresden manufacturing facility. Additionally, as of December 31, 2004, we had a balance remaining from the government grants received in May 1999 of 0.4 million Euros, or $0.5 million, which has been recorded as an advance and held as restricted cash until we receive approval from the Saxony government to apply the funds to reduce our capital expenditures. We did not receive any grants during the first nine months of 2005. If we fail to meet certain requirements in connection with these grants, the Saxony government has the right to demand repayment of the grants. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek total investment grants and allowances for any year in excess of 33% of our eligible capital expenditures in Germany for that year. We expect to continue to finance a portion of our capital expenditures in Dresden with additional grants from the Saxony government and additional loans from German banks, some of which may be guaranteed by the Saxony government. However, we cannot guarantee that we will be eligible for or will receive additional grants in the future from the Saxony government.

Borrowing arrangements

On April 28, 2005, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo HSBC Trade Bank, N.A. (the “Bank”). The Credit Agreement provides for two facilities. All amounts borrowed under both facilities under the Credit Agreement must be repaid on or before May 31, 2006.

The first facility is a revolving line of credit under which we may from time to time borrow up to $3 million, subject to satisfaction of certain conditions. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% per annum or LIBOR plus 1% per annum, at our option. We borrowed approximately $3.0 million from this facility on April 28, 2005 which amount remained outstanding as of October 2, 2005.

The second facility is a formula line under which we may, from time to, time borrow up to $3 million, subject to certain conditions, with advances of up to 80% of eligible accounts receivable. Amounts borrowed under the second facility bear interest at the prime rate minus 0.25% per annum. We may borrow under the second facility only if we meet certain financial covenants. As of October 2, 2005, we met these financial covenants. All borrowings under both facilities are subject to the satisfaction of the additional financial covenants under the Credit Agreement which prohibit our capital expenditures from exceeding $1.5 million per year.  There is no balance outstanding under the second facility.

All borrowings under both facilities are collateralized by our inventory, receivables, and other assets. In addition, the first facility under the Credit Agreement is collateralized by a letter of credit posted by Needham & Company, one of our stockholders.

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

The Credit Agreement provides for events of default, which include, among others, (a) nonpayment of amounts when due (with no grace periods), (b) the breach of our representations or covenants or other agreements in the Credit Agreement or related documents, (c) payment defaults or accelerations of our other indebtedness, (d) a failure to pay certain judgments, (e) the occurrence of any event or condition that the Bank believes impairs or is substantially likely to impair the prospects of payment or performance by us, and (f) certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.

The foregoing description does not purport to be a complete statement of the parties' rights and obligations under the Credit Agreement and the transactions contemplated thereby or a complete explanation of the material terms thereof.

Index

Capital expenditures

We anticipate spending less than $1.0 million in capital expenditures in 2005, primarily to maintain and upgrade our production facilities. We spent approximately $0.5 million in capital expenditures during the first nine months of 2005.

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, capital lease obligations, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at October 2, 2005 (in thousands):

					Greater
		Less than			Than
	Total	1 Year	1-3 Year	4-5 Year	5 Year
Contractual Obligations:
Term debt (1)	$10,477	$1,288	$1,988	$4,666	$2,535
Line of credit	2,996	2,996	--	--	--
Capital lease obligations	38	38	--	--	--
Operating leases (2)	2,049	1,683	350	16	--
Total contractual cash obligations	$15,560	$6,005	$2,338	$4,682	$2,535

(1)	Represents loan agreements with Portfolio Financing Servicing Company, Bank of America and Lehman Brothers, and several German banks.

(2)
Represents the remaining rents owed on a building we rent in Palo Alto, California. On July 14, 2005, we moved our warehouse from 210 Littlefield, So. San Francisco, CA into 2629B Terminal Blvd., Mountain View, CA. The term of this lease is a period of one year, commencing on August 1, 2005 and terminating on July 31, 2006, with monthly rent payments of $5,655.

Index

Item 3--Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to 1.0% above the bank LIBOR rate (which was 4.875% at October 2, 2005) and is calculated based on amounts borrowed under the facility. In addition, the interest rate on one of our German loans was reset to the prevailing market rate of 5.75% on December 31, 2004 and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit would have had an effect of about $21,000 on our interest expense for the third quarter of 2005.

Investment risk: We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any of our floating rate securities would have had an adverse effect of less than $10,000 for the third quarter of 2005.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 73% of our total sales in the third quarter of 2005. Approximately 31% of our international revenues were denominated in Euros relating to sales from our Dresden operation in the third quarter of 2005. The other 69% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of less than $0.5 million on net revenues for the third quarter of 2005 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been minimal.

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

We incurred net losses in 2004, 2003 and 2002 and negative cash flows from operations in 2003 and 2002. These factors together with our working capital position and our significant debt service and other contractual obligations at October 2, 2005, may raise doubt about our ability to restore profitable operations, generate cash flow from operating activities and obtain additional financing. These and other factors related to our business during recent years, including the restatement in 2000 of our consolidated financial statements for prior periods, operating losses in 1998, 1999, 2000, 2002 and 2003, our past failure to comply with covenants in our financing agreements and our voluntary delisting from NASDAQ in March 2004 may make it difficult for us to secure the required additional borrowings on favorable terms or at all. We may seek additional borrowings or alternative sources of financing; however, difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures and ability to comply with the terms of government grants.

The transactions with Needham and Dolphin may have a negative effect on us or our stock price.

As a result of the consummation of the financing transactions in December 2003 and February 2004 with Needham & Company and its affiliates and Dolphin Direct Equity Partners, L.P, our shareholders suffered material dilution. As our largest stockholder and the guarantor of our line of credit, Needham could prevent us from seeking additional borrowings or alternative sources of financing that we may require for future operations or otherwise control the company in ways that might have a material adverse effect on the company or our stock price.

Covenants or defaults under our credit and other loan agreements may prevent us from borrowing or force us to curtail our operations.

As of October 2, 2005, we had total outstanding obligations under our credit and other loan agreements and capital leases of $13.5 million. Our inability to make timely payments of interest or principal under these arrangements could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that will require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

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

Index

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

In 2003 and 2004 and during the first nine months of 2005, approximately 34%, 34%, and 29% of our revenues, respectively, were denominated in Euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily Japanese Yen.

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

Our nine largest customers accounted for approximately 80%, 80%, 76% and 84% of net revenues during the first nine months of 2005 and in fiscal years 2004, 2003, and 2002, respectively. We have contracts extending past 2005 with only two of these customers. We expect to continue to derive a significant portion of our net revenues from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period.

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

Index

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

Index

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

Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. For example, during the first nine months of 2005, we experienced a decrease of 33.7% from the same period in 2004 in our net revenues in the electronic display market primarily due to lower demand for our sputtered thin film filter products for Plasma Display Panel products due to increased competition, and we expect this trend to continue. Mitsubishi Electric was the only CRT manufacturer that buys our anti-reflective, or AR, film and it decided to consolidate all of the manufacturing of this product to Japan. In connection with that consolidation, Mitsubishi ceased production of the 17" AR product in its Mexico plant during the third quarter of 2003. In 2005, we stopped converting our window film products and agreed with our customers to own this process. This resulted in higher revenues on our TX products as our customers bought more products to fill their production lines.

Index

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

Revenues from international sales amounted to approximately 74%, 79%, 89% and 85% of our net revenues during the first nine months of 2005 and fiscal years 2004, 2003 and 2002, respectively. The distance between our two manufacturing sites creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws and regulatory requirements;

Index

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

Index

Item 4--Controls and Procedures

a.
Evaluation and Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and acting chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of October 2, 2005 (the “Evaluation Date”). Based on this evaluation, our chief executive officer and acting chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.
Report on Internal Control Over Financial Reporting. We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting and an attestation from an independent registered public accounting firm in our Annual Report on Form 10-K beginning with the filing for our fiscal year ending December 31, 2007. This may be due beginning with our fiscal year ending December 31, 2006 if our market capitalization increases above $75 million at the determining date on June 30, 2006.

c.
Changes in Internal Controls. There were no changes during the quarter ended October 2, 2005 in our internal controls over financial reporting that have materially effected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Index

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

None.

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

Dated: November 15, 2005
Southwall Technologies Inc.

	By:	/s/ Thomas G. Hood
Thomas G. Hood
President and Chief Executive Officer

	By:	/s/ Sylvia Kamenski
Sylvia Kamenski
Acting Chief Financial Officer