Form 10-K
period 2005-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2006-03-29
CIK 813619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock (Title of Class)
___________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes  ☐  No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer  ☐
Accelerated filer  ☐
Non-accelerated filer  ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on July 3, 2005 (based upon the closing sales price of the Common Stock on the Over-the-Counter Bulletin Market on such date) was $16 million. For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of July 3, 2005, and Common Stock held by officers and directors of the registrant has been excluded in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

The number of shares of the registrant's Common Stock outstanding on March 1, 2006 was 26,792,681.

Documents Incorporated by Reference

Document Description	10-K Part

Portions of the Registrant’s Proxy Statement	III
for the Annual Meeting of Stockholders to
be held May 25, 2006

 SOUTHWALL TECHNOLOGIES INC.
2005 ANNUAL REPORT ON FORM 10-K

As used in this report, the terms "we," "us," "our," "Southwall" and the "Company" mean Southwall Technologies Inc. and its subsidiaries, unless the context indicates another meaning. This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 that are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include, without limitation, statements relating to:

•	our strategy, future operations and financial plans, including, without limitation, our plans to install and commercially produce products on new machines;

•	the continued trading of our common stock on the Over-the-Counter Bulletin Board Market;

•	future applications of thin film coating technologies and our development of new products;

•	our expectations with respect to future grants, investment allowances and bank guarantees from the Saxony government;

•	our projected need for additional borrowings and future liquidity;

•	statements about our ability to implement and maintain effective controls and procedures;

•	statements about the future size of markets;

•	pending and threatened litigation and its outcome;

•	our competition; and

•	our projected capital expenditures.

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

PART I

ITEM 1. BUSINESS

Overview

We are a global developer, manufacturer and marketer of thin film coatings for the automotive glass, electronic display, architectural glass and window film markets. We have developed a variety of products that control sunlight in automotive glass, reduce light reflection, reduce potentially harmful electromagnetic emissions and improve image quality in electronic display products, and conserve energy via the application of our architectural and after-market window film products. Our products consist of transparent solar-control films for automotive glass; anti-reflective films for computer screens and reflective films for back-lighting in liquid crystal displays; transparent conductive films for use in touch screen and plasma panel displays; energy control films for architectural glass; and various other coatings.

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

Nearly all-automotive glass in the world uses some degree of tint or coloration to absorb light and solar energy, thus reducing solar transmission into the vehicle. This tint is usually created through the mixing of inorganic metals and metal oxides into the glass as the glass is produced. The cost of adding these materials is very low, but the solar control benefit is limited by the fact that solar energy is absorbed in the glass, causing the glass to heat up, which eventually increases the temperature inside the automobile.

Electronic display products

The thin film coated products we sell in this market primarily block electromagnetic emissions and infrared energy, and enhance the light output of certain displays. Our thin film coated substrates are used in liquid crystal and plasma displays, and in applications such as touch screens. In 2002, we started shipping production quantities and sizes of an anti-reflective film specifically designed for the liquid crystal display, or LCD, market. In 2003, we started shipments of coatings for the plasma display panel, or PDP, market. Thin film coated substrates in this market are generally sold to OEMs, which apply the film to flat screens.

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

We rely extensively upon trade secrets and know-how to develop and maintain our competitive position. We have 29 patents and 10 patent applications pending in the United States and 63 patents and more than 31 patent applications pending outside the United States that cover materials, processes, products and production equipment. Of our existing patents, four U.S. patents and one international patent will expire in the next three years. We also seek to avoid disclosure of our know-how and trade secrets through a number of means, including requiring those persons with access to our proprietary information to execute nondisclosure agreements with us. We consider our proprietary technology, as well as its patent protection, to be an important factor in our business.

Products

The following table describes the markets into which we sell our products, the applications of our products, our product families, key features of our various products and representative customers.
MARKET	APPLICATION	FILM PRODUCTS	KEY FEATURES	REPRESENTATIVE CUSTOMERS

Automotive glass	Windscreens, side windows, and back windows	Infrared reflective (XIR 70 and XIR 75)	Transmits 70% or 75% visible light Reflects 85% of infrared heat energy	Saint Gobain Sekurit Pilkington PLC AGC Automotive Americas Guardian Glass

Electronic display	Liquid crystal display (LCD) screens	Anti-reflective clear (ARC)	Clear anti-reflective product	Berliner Glass Mitsui Chemicals
	LCD reflector for lighting sources	Silver reflecting	95% Reflecting Light-weight mirror
	Plasma display panels (PDP)	Infrared reflective (TCP)	Clear and Conductive Clear infrared blocking	Mitsui Chemicals

Architectural glass	New and retrofit residential and commercial windows and doors	Suspended Heat Mirror	Cool in summer Warm in winter UV blocking Noise reducing	Kensington Windows Zamil Glass Traco
	Commercial buildings	Laminated (XIR)	Infrared reflecting UV blocking Cool in summer Noise reducing	Gulf Glass Industries Cristales Curvados

Window film	After-market installation	Solis/V-KOOL Huper Optik	Transmits up to 75% visible light Reflects up to 85% of infrared heat energy	Globamatrix Huper Optik
Infrared reflecting UV blocking Cool in summer Noise reducing

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

Our net revenues from sales of automotive glass products were $19.6 million, $20.6 million and $20.3 million in 2005, 2004 and 2003, respectively.

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

Our net revenues from sales of electronic display products were $14.0 million, $20.6 million and $19.0 million in 2005, 2004 and 2003, respectively.

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

Suspended Heat Mirror films. Our Heat Mirror films provide a variety of shading and insulating properties as well as ultra-violet damage protection. Windows are the primary areas of heat loss in winter and a major source of heat gain in summer. Heat Mirror films, which are sold in rolls to window manufacturers, are suspended in the airspace between sealed double-pane residential and commercial windows. We have developed proprietary film-mounting technology, which we license to window fabricators. There are more than 50 Heat Mirror licenses in approximately 20 countries. We currently offer 11 different Heat Mirror films for architectural applications.

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

Our net revenues from sales of architectural products were $5.9 million, $7.0 million and $6.3 million in 2005, 2004 and 2003, respectively.

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

Our net revenues from sales of window film products were $15.1 million, $9.4 million and $7.7 million in 2005, 2004 and 2003, respectively.

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

International revenues amounted to approximately 74%, 79% and 89% of our net revenues during 2005, 2004 and 2003, respectively. The principal foreign markets for our products in 2005 were Japan ($12 million) and France ($11 million).

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

Customers

Our customers include many of the world's leading OEMs in the automotive glass and electronic display markets. Our customers in the OEM automotive glass market include Saint Gobain Sekurit, Pilkington PLC, and Asahi, who sell glass to automobile manufacturers including DaimlerChrysler, Renault, Audi, BMW, Volvo, Volkswagen and the PSA Group (which includes Peugot and Citroen). Our supply agreement with Saint Gobain Sekurit expired on December 31, 2005. We entered into a new agreement with Saint Gobain Sekurit in March of 2006. The new agreement will expire on February 29, 2008. Our failure to produce the required amounts of products under the new agreement could result in price penalties on future sales under the agreements.

Our customers in the electronic display market include Mitsui Chemicals and a number of other small accounts. Sales to Mitsui represented 23% of our total sales in 2005.

In 2005, our customers in the architectural market included approximately 50 fabricators of insulated glass units and laminated glass for architectural applications.

Our aftermarket applied film in the automotive and architectural glass markets is sold pursuant to an exclusive worldwide license in our distribution agreement with Globamatrix. Under the Agreement, which is scheduled to expire in 2011, Globamatrix agreed to purchase a set amount of our products during the term of the agreement subject to volume and quality standards. Our failure to produce required amounts of product under the agreement will result in penalties under which we would be required to reimburse Globamatrix for the full cost of any product not timely delivered. For each year after 2004 through and including 2011, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix was obligated to purchase $10.3 million of products in 2005. During 2005, Globamatrix purchased approximately $14.9 million of product. Globamatrix is obligated to purchase at least $11.3 million from us in 2006.

A small number of customers have accounted for a substantial portion of our revenues. Our ten largest customers accounted for approximately 81%, 79% and 84% of our net sales in, 2005, 2004 and 2003, respectively. During 2005, Mitsui Chemicals, Saint Gobain Sekurit, V-Kool and Pilkington PLC accounted for 22.7%, 19.8%, 19.5% and 7.1%, respectively, of our net revenues. During 2004, Mitsui Chemicals, Saint Gobain Sekurit, V-Kool and Pilkington PLC accounted for 28.4%, 17.8%, 11.4% and 10.9%, respectively, of our net revenues. During 2003, Mitsui Chemicals, Saint Gobain Sekurit, Pilkington PLC and V-Kool accounted for 21.4%, 17.2%, 13.7% and 10.0%, respectively, of our net revenues. Because of our fixed costs, the loss of, or substantial reduction in orders from, one or more of these customers would have a material adverse affect on our profitability and cash flow. The timing and amount of sales to these customers depends on sales levels and shipping schedules for the OEM products into which our products are incorporated. We have no control over the shipping dates or volume of products shipped by our OEM customers, and we cannot be certain that they will continue to ship products that incorporate our products at current levels or at all. In addition, we rely on our OEM customers to timely inform us of opportunities to develop new products that serve end-user demands.

Research and Development

Our research and development activities are focused upon the development of new proprietary products, thin film materials science, and deposition process optimization and automation and applied engineering. Our research and development expenditures totaled $5.1 million, $3.2 million and $6.7 million, or approximately 9.3%, 5.6% and 12.6% of total net revenues, in 2005, 2004 and 2003, respectively.

Historically, our research and development efforts have been driven by customer requests for the development of new applications for thin film coated substrates. To meet the future needs of our customers, we continually seek to improve the quality and functionality of our current products and enhance our core technology. For example, in 2002 we began shipping production quantities and sizes of an anti-reflective film specifically designed for the liquid crystal display and plasma display panel markets that maintain optical clarity while reducing the reflection of ambient light to improve image quality. In 2003, we developed a new conductive film to satisfy Class B infrared shielding requirements for plasma display panels. In 2004, the Class B film was sold in substantial quantities for the first time for use in PDP televisions sets. In 2005, we began development and sampling of a new class of films with improved performance that we believe will be beneficial across our product lines. We also initiated significant research and development into thin film technology that we anticipate will enable Southwall to produce products for new applications and markets. We cannot guarantee that we will be successful in developing or marketing these applications or that our films will continue to meet the demanding requirements of the changing technology.

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

In 2005, we hired a new Chief Technology Officer and expanded our engineering organization by hiring an additional eight engineers. We are committed to developing new technologies and expanding our product offerings.

Manufacturing

The table below provides information about our current production machines and the class of products that each is currently tooled to produce.

Machine Number	Location	Primary Markets For Current Production	Year Commercial Production Initiated	Estimated Annual Capacity (Millions of Sq. Ft.) (1)

PM 1	Palo Alto	Architectural	1980	none

PM 2	Palo Alto	Electronic display (currently not in use)	1982	6.0

PM 4A	Palo Alto	Automotive, architectural, electronic display and window film	1991	12.0

PM 4B	Palo Alto	Automotive, architectural, electronic display and window film	1991	12.0

PM 8	Dresden	Automotive, architectural, electronic display and window film	2000	16.0

PM 9	Dresden	Automotive, architectural, electronic displayand window film	2001	16.0

PM 10	Dresden	Automotive, architectural, electronic display and window film	2003	16.0
_________________________________

(1) Estimated annual capacity represents our estimated yields based on our historical experience and anticipated product mix. The amount of product for which we receive orders and which we actually produce in any year may be materially less than these estimates.

On January 19, 2006, we commenced restructuring actions to improve our cost structure for 2006 and beyond. These actions include the closure of our Palo Alto, California manufacturing facility in the first half of 2006. We intend to scrap or sell our production machines (PM 2, PM 4A and PM 4B) used for manufacturing in Palo Alto. We will transfer our U.S. manufacturing operations to our site located near Dresden, Germany in the first half of 2006.

Our Dresden, Germany facility is ISO 9001/2000 certified.

Dresden, Germany facility

We own a production plant in Grossroehrsdorf, Germany, near the city of Dresden. The plant has three production machines and manufactures approximately 60% of our products. Southwall’s Dresden plant is a supplier of automotive and architectural energy management films used by glass companies to enhance the thermal performance of their products; it is also a supplier of electronic display and window film.

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

Suppliers and Subcontractors

We manufacture our products using materials procured from third-party suppliers. We obtain certain of these materials from limited sources. For example, the substrate we use in the manufacture of the Heat Mirror product is currently available from one main qualified source, Teijin Limited. The loss of our current source could adversely affect our ability to meet our scheduled product deliveries to customers. Alternative sources of supply are being pursued; however, it takes approximately 18 to 24 months for us to qualify a new supplier and we may not be able to successfully develop such sources.

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

Backlog

Our backlog primarily consists of purchase orders for products to be delivered within 90 days. As of February 28, 2006 and February 28, 2005, we had a backlog of orders able to be shipped over the next 12 months of approximately $8.2 million and $7.6 million, respectively. Some of these orders are not firm orders and are subject to cancellation. For these reasons, these orders may not be indicative of our future revenues.

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

Automotive glass market. Large, worldwide glass laminators typically have divisions selling products to the commercial flat glass industry and provide solar control products in the automotive OEM market. We face technological competition from companies, such as PPG Industries, Pilkington PLC, Saint Gobain, Asahi, Guardian, and Glaverbel that have direct-to-glass sputtering capability. We may also be subject to future competition from companies that are able to infuse glass with solar control properties. We estimate that in 2005 our coated substrates were used in less than 1% of the total worldwide automotive OEM glass produced.

Electronic display market. Competitors in the electronic display market include companies developing new coatings, such as wet coatings, for flat panel displays, as well as competitors who supply sputter coated films similar to those produced by us. Customers' selection of products is driven by quality, price and capacity. In addition, some of our current and potential customers are capable of creating products that compete with our products. We estimate that in 2005 our coated substrates were applied to less than 4% of the products in the worldwide, flat screen plasma display market.

Architectural glass market. Products that provide solar control and energy conservation have been available to this market for almost 25 years. Since our introduction of our Heat Mirror suspended film product in 1979, large glass producers, such as Guardian, PPG, Apogee Enterprises, Pilkington, Saint Gobain Sekurit, and Asahi, have produced their own direct-to-glass sputtered products that provide solar control and energy conservation similar to our Heat Mirror product. We estimate that in 2005 our coated substrates were used in less than 1% of the glass used worldwide in residential and commercial buildings.

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

Employees

As of December 31, 2005, we had 179 full-time and 5 part-time employees, of whom 25 were engaged in engineering, 110 in manufacturing, 19 in sales and marketing, and 30 in general management, finance and administration. We are highly dependent upon the continuing services of certain technical and management personnel. None of our U.S. employees is represented by a labor union. To our knowledge, none of our German employees are represented by a labor union. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS

Financial Risks

Our working capital position, financial commitments and historical performance may raise doubt about our ability to have positive earnings in the future.

We incurred net losses in 2004 and 2003 and negative cash flows from operations in 2003. These factors together with our working capital position and our significant debt service and other contractual obligations at December 31, 2005, may raise doubt about our ability to restore profitable operations, generate cash flow from operating activities and obtain additional financing. These and other factors related to our business during recent years, our past failure to comply with covenants in our financing agreements and our voluntary delisting from NASDAQ in March 2004 may make it difficult for us to secure the required additional borrowings on favorable terms or at all. We intend to seek additional borrowings or alternative sources of financing; however, difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures and ability to comply with the terms of government grants.

A few stockholders own a majority of our shares and will be able to exert control over us and our significant corporate decisions.

As a result of the consummation of the financing transactions in December 2003 and February 2004 with Needham & Company, Inc and its affiliates and Dolphin Direct Equity Partners, L.P., these shareholders at December 31, 2005 owned securities convertible into 57% of our outstanding common stock. As our largest stockholder and the guarantor of our line of credit, Needham could prevent us from seeking additional borrowings or alternative sources of financing that we require for future operations, could delay or prevent a change of control of our company, or otherwise control the company in ways that might have a material adverse effect on our company or our other shareholders.

Covenants or defaults under our credit and other loan agreements may prevent us from borrowing or force us to curtail our operations.

As of December 31, 2005, we had total outstanding obligations under our credit and other loan agreements of $13.1 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that will require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

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

In 2003, 2004 and 2005, approximately 34%, 31% and 32% of our revenues, respectively, were denominated in euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily Japanese Yen.

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

Our ten largest customers accounted for approximately 82%, 79%, and 84% of net revenues in 2005, 2004 and 2003, respectively. We expect to continue to derive a significant portion of our net sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology—direct-to-glass sputtering—as an alternative to our window films, which in 2003 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

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

Our research and development efforts may not be successful in developing products in the time, or with the characteristics, necessary to meet customer needs. If we do not adapt to technological changes or processes or operating improvements, our competitive position, operations and prospects would be materially adversely affected.

Our ability to successfully identify suitable target companies and integrate acquired companies or technologies may affect our future growth.

A potential part of our continuing business strategy is to consider acquiring companies, products, and technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer other growth opportunities. Our ability to successfully complete acquisitions requires that we identify suitable target companies, agree on acceptable terms, and obtain acquisition financing on acceptable terms. In connection with these acquisitions, we could incur debt, amortization expenses relating to identified intangibles, impairment charges relating to goodwill, or merger related charges, or could issue stock that would dilute our current shareholders' percentage of ownership. The success of any acquisitions will depend upon our ability to integrate acquired operations, retain and motivate acquired personnel, and increase the customer base of the combined businesses. We may not be able to accomplish all of these goals. Any future acquisitions would involve certain additional risks, including:

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

On March 3, 2005, the European Patent Office allowed a European patent owned by Pilkington Automotive GmBH entitled "Method for producing a laminated glass pane free of optical obstruction caused by warping, use of a particular carrier film for the production of the laminated glass pane and carrier films particularly suitable for the method of use." This European patent covers certain laminated films and methods of using them, which may prevent us from producing certain films designed for the automotive markets. Our inability to use this technology could adversely affect our ability to provide a full range of products to the automotive film market. We participated in opposing the European patent and have appealed the European Patent Office decision.

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

Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. For example, during 2005, we experienced a decrease of 32% from 2004 in our net revenues in the electronic display market primarily due to lower demand for our sputtered thin film filter products for Plasma Display Panel products due to increased competition, and we expect this trend to continue. Mitsubishi Electric was the only CRT manufacturer that buys our anti-reflective, or AR, film and it decided to consolidate all of the manufacturing of this product to Japan. In connection with that consolidation, Mitsubishi ceased production of the 17" AR product in its Mexico plant during the third quarter of 2003. In 2005, we stopped converting (cutting the film to the customer’s specifications) one of our window film product models and agreed with our customers that they would complete this process. This resulted in higher revenues on our TX products as our customers bought more products to fill their distribution pipeline.

If we are unable to adequately protect our intellectual property, third parties may be able to duplicate our products or develop functionally equivalent or superior technology.

Our success depends in large part upon our proprietary technology. We rely on our know-how, as well as a combination of patent, trademark and trade secret protection, to establish and protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. Our means of protecting our proprietary rights may not be adequate. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. One of our U.S. patents relating to our architectural products, heat mirror, will expire in 2006. Expiration of these patents or our failure to adequately protect our proprietary rights may allow third parties to duplicate our products or develop functionally equivalent or superior technology. In addition, our competitors may independently develop similar technology or design around our proprietary intellectual property.

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

In addition to our dependence on our technical personnel, our success also depends on our continuing ability to attract and retain other highly skilled employees. We depend on the continued services of our senior management, particularly Thomas G. Hood, our President and Chief Executive Officer and Neil Bergstrom, our Chief Technology Officer and Senior Vice President. We do not have employment contracts with any of our officers or key-person life insurance covering any officer or employee. Our officers have technical and industry knowledge that cannot easily be replaced. Competition for similar personnel in our industry where we operate is intense. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting or retaining the necessary personnel, our business could be adversely affected.

Our business is susceptible to numerous risks associated with international operations.

Revenues from international sales amounted to approximately 74%, 79% and 89% of our net revenues during 2005, 2004 and 2003, respectively. The distance between our two manufacturing sites creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our administrative, sales and marketing, research and development, engineering and manufacturing facilities are located in three buildings totaling approximately 58,000 square feet in Palo Alto, California. One of the buildings is occupied under a lease that expired on January 31, 2006, and the other two are occupied under leases that expire on July 31, 2006 and October 31, 2007. On January 19, 2006, we announced our plans to vacate our current Palo Alto facilities. We intend to relocate to another Silicon Valley facility for these functions. We are working out a surrender plan with the landlord for these premises. On February 19, 2004, we entered into the second amendment to the lease that was due to expire on January 31, 2006. This amendment reflected a payment schedule for a rent deferral for this facility. In January of 2006, we paid off approximately $1.2 million of this deferred rent. On July 14, 2005, we moved our warehouse from 210 Littlefield, So. San Francisco, CA into 2629B Terminal Blvd., Mountain View, CA. The term of this lease is a period of one year, commencing on August 1, 2005 and terminating on July 31, 2006, with monthly rent payments of $5,655. In addition, we own a 60,000 square foot building in Dresden, Germany, which we took possession of in May 2000.

ITEM 3. LEGAL PROCEEDINGS

The Company was named as a defendant, along with Bostik, Inc., in an action captioned WASCO Products, Inc. v. Southwall Technologies, Inc. and Bostik, Inc., Civ. Action No. C 02 2926 SBA, which was filed in Federal District Court for the Northern District of California on June 18, 2002. We were served with the Complaint in this matter on July 1, 2002. The plaintiff filed the matter as a class action on behalf of all entities and individuals in the United States who manufactured and/or sold and warranted the service life of insulated glass units manufactured between 1989 and 1999, which contained Southwall Heat Mirror film and were sealed with a specific type of sealant manufactured by Bostik, Inc. The plaintiff alleged that the sealant provided by Bostik, Inc. was defective, resulting in elevated warranty replacement claims and costs. The plaintiff asserted claims against us for breach of an implied warranty of fitness, misrepresentation, fraudulent concealment, negligence, negligent interference with prospective economic advantage, breach of contract, unfair business practices and false or misleading business practices. The plaintiff sought recovery on behalf of the class of $100 million for damages allegedly resulting from elevated warranty replacement claims, restitution, injunctive relief, and non-specific compensation for lost profits. By Order entered December 22, 2003, the Court dismissed all claims against us. The plaintiff has filed a notice of appeal to the Ninth Circuit Court of Appeals. On January 13, 2006, the Court of Appeals affirmed the lower court decision. On January 26, 2006, the plaintiff filed a petition for rehearing with the Ninth Circuit Court of Appeals. In March of 2006, the Ninth Circuit Court of Appeals denied the plaintiff’s petition. A percentage of the Company’s defense costs are being paid by its insurance carriers under reservation of rights.

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

On June 13, 2002, Plaintiff Charles Ikekwere (“Plaintiff”) filed a Complaint against Southwall in the Superior Court of California in and for the County of Santa Clara, Case No. CV808644. Mr. Ikekwere is a former employee of our company. Plaintiff’s Complaint alleged claims for race discrimination, national origin discrimination, retaliation, medical condition discrimination, breach of contract, breach of fiduciary duty, fraud, negligence, intentional infliction of emotional distress, and punitive damages. We challenged the sufficiency of certain of Plaintiff’s allegations, which caused him to file a First Amended Complaint alleging essentially the same claims. We also challenged certain of Plaintiff’s allegations in his First Amended Complaint, which caused him to file a Second Amended Complaint. Following our legal challenges to Plaintiff’s Second Amended Complaint, the following claims remain at issue in the litigation: (1) race discrimination; (2) national origin discrimination; (3) retaliation; (4) medical condition discrimination; (5) breach of contract; (6) violation of California Constitution Article I; and (7) fraud and deceit. In light of certain deposition testimony given by Plaintiff, we removed this matter to Federal Court on January 6, 2004. The basis for our removal was that certain of Plaintiff’s allegations were preempted by the Employee Retirement Income and Security Act (ERISA). On February 4, 2004, Plaintiff filed a Motion to Remand the case to State Court, which the Court denied. Plaintiff subsequently amended his Second Amended Complaint to add a claim under ERISA. The parties have almost completed all discovery, with just one deposition remaining. The parties have finished expert discovery. We have filed a summary judgment motion, which, if granted, will dispose of the entire action. If Plaintiff defeats our summary judgment motion, trial is scheduled for July 2006. Until discovery is completed and the Court rules on our summary judgment motion, it is not possible to predict how Plaintiff’s claims will be resolved, whether we will be found liable, or the nature and extent of Plaintiff’s alleged damages.

In addition, we are involved in certain other legal actions arising in the ordinary course of business. We believe, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of Registrant

The names, ages and positions of our current executive officers are as follows:

Name	Age	Position

Thomas G. Hood	50	President, Chief Executive Officer and Director
Neil Bergstrom	56	Chief Technology Officer and Senior Vice President, Engineering
Dennis Capovilla	46	Senior Vice President, Sales and Marketing
Sylvia Kamenski	53	Vice President, Finance
Sicco W.T. Westra	55	Vice President, Business Development
Wolfgang Heinze	57	Vice President, General Manager Southwall Europe GmbH

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

Neil Bergstrom joined Southwall in June 2005 as Chief Technology Officer and Senior Vice President, Engineering. His responsibilities include technology development, new product development, and thin film engineering. From 2004 to 2005, Dr. Bergstrom was Vice President of Engineering at Qualcomm MEMS Technologies, an LCD displays manufacturer, and from 2002 to 2004, held the same position at Iridigm Display, the iMoD displays manufacturer, prior to its acquisition by Qualcomm. In this strategic role, he successfully developed and transferred new MEMS display technology into existing LCD display manufacturing lines. Dr. Bergstrom joined Iridigm Display as Vice President of Business Development and successfully established key offshore manufacturing partnerships. From 1997 to 2002, Dr. Bergstrom served as Chief Technology Officer at Inviso, an international provider of high technology video/audio/data transport, signal management and display solutions for television broadcast, telecommunications, cable television and video production, and headed the technology development team and established ongoing relationships with the company's key technology partners and suppliers. From 1992 to 1996, he was with Apple Computer where he managed the Advanced Display Department and initiated Apple's move into flat panel monitor products. Dr. Bergstrom began his career at Intel Corporation as a researcher and as Process Integration Manager for memory chip technologies in the Technology Development Division from 1982 until 1986. He holds a Ph.D. in Physics from U.C. Berkeley.

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

Sylvia Kamenski has been our Vice President of Finance since December 16, 2005. She joined Southwall in June of 2004 as Corporate Controller. Ms. Kamenski was appointed as Acting CFO in June 2005, and has played an expanded role in the management of the financial operations for the Company. Prior to joining Southwall from 2001 to 2003, Ms. Kamenski worked as Corporate Controller at Genus, Inc., a manufacturer of capital equipment and deposition processes for advanced semiconductor manufacturing, and from 1991 to 1997 in senior financial positions at Acuson Corporation, a manufacturer of high-performance systems that generate, display, archive and retrieve medical diagnostic ultrasound images. From 1984 until 1989, Ms. Kamenski worked for Raychem Corporation, a manufacturer of a variety of high-performance products for applications in electronics, telecommunications, transportation, infrastructure, and energy networks markets. Ms. Kamenski began her career in the audit and tax departments of Price Waterhouse, LLP (now PricewaterhouseCoopers), where she received her Certified Public Accountant certification. Ms. Kamenski holds a B.S. in Business Administration with a major in accounting from the University of San Francisco.

Sicco W. T. Westra has been Vice President, Business Development since June 2002. From August 1998 until June 2002, he was the Senior Vice President, Engineering and Chief Technical Officer of Southwall. From February 1998 until August 1998, he served as the Director of Global Production Management for Applied Materials, Inc., a provider of products and services to the semiconductor industry. From March 1994 to August 1998, he served as a Manager of Business Development for BOC Coating Technology, Inc., a manufacturer of sputter-coating equipment. Dr. Westra holds a PhD. from the University of Leiden in the Netherlands.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the-Counter Bulletin Board Market under the symbol "SWTX.OB". From the completion of our initial public offering in June 1987 until March 26, 2004, our common stock was traded on the NASDAQ National Market System. Effective March 26, 2004, we voluntarily de-listed from NASDAQ and applied to begin trading on the Over-the-Counter Bulletin Board Market. As a result of our February 2004 financing transactions, in which we issued convertible promissory notes and warrants, we were no longer in compliance with certain NASDAQ listing requirements. We felt that a voluntary delisting from NASDAQ and move to the Over-the-Counter Bulletin Board Market would provide the best option to our stockholders by retaining liquidity in our common stock. Prices in the following table represent the high and low closing sales prices per share for our common stock as reported by NASDAQ and Over-the-Counter Bulletin Board Market during the periods indicated.

	High	Low
2005
1st Quarter	$1.82	$1.00
2nd Quarter	1.65	1.07
3rd Quarter	1.25	0.85
4th Quarter	0.89	0.52
2004
1st Quarter	$2.09	$0.98
2nd Quarter	0.94	0.40
3rd Quarter	0.85	0.48
4th Quarter	1.72	0.48

On February 28, 2006, the last reported sale price for our common stock as reported on the Over-the-Counter Bulletin Board Market was $0.73 per share. On such date, there were approximately 289 holders of record of our common stock, and we believe there were approximately 3,000 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. The Series A 10% Preferred Stock is entitled to cumulative dividends of 10% per year, payable at the discretion of our Board of Directors. We currently intend to retain future earnings, if any, to fund the expansion and growth of our business. Furthermore, payment of cash dividends on our common stock is prohibited without the consent of our Series A 10% Preferred stockholders. Per our credit agreement with Wells Fargo Bank, we are allowed to declare and pay up to $600,000 in preferred stock dividends on a per annum basis.

 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of and for each of the five years ended December 31, 2005 are derived from our audited consolidated financial statements. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statements of Operations Data:
	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)

Net revenues	$54,574	$57,573	$53,326	$68,759	$82,976
Cost of revenues	37,241	36,787	45,914	49,614	60,148
Gross profit	17,513	20,786	7,412	19,145	22,828
Gross profit %	32.0%	36.1%	13.9%	27.8%	27.5%

Operating expenses:
Research and development	5,104	3,199	6,714	7,685	5,456
Selling, general and administrative	8,332	10,217	12,348	12,450	11,036
Restructuring costs (recoveries)	--	--	(65)	2,624	--
Impairment charge (recoveries) for long-lived assets	(170)	(1,513)	27,990	--	--
Total operating expenses	13,266	11,903	46,987	22,759	16,492
Income (loss) from operations	4,247	8,883	(39,575)	(3,614)	6,336

Interest expense, net	(973)	(2,206)	(1,590)	(1,734)	(2,872)
Costs of warrants issued	--	(6,782)	(865)	--	--
Other income, net	75	534	419	1,070	1,385
Income (loss) before provision for (benefit from) income taxes	3,349	429	(41,611)	(4,278)	4,849

Provision for (benefit from) income taxes..	29	614	681	(87)	214
Net income (loss)	3,320	(185)	(42,292)	(4,191)	4,635

Deemed dividend on preferred stock	490	--	--	--	--
Net income (loss) attributable to common stockholders	$2,830	$(185)	$(42,292)	$(4,191)	$4,635

Net income (loss) per share:
Basic	$0.11	$(0.01)	$(3.37)	$(0.40)	$0.58
Diluted	$0.10	$(0.01)	$(3.37)	$(0.40)	$0.57

Weighted average shares used in computing net income (loss) per share:

Basic	26,743	14,589	12,537	10,418	8,032
Diluted	32,895	14,589	12,537	10,418	8,186

Consolidated Balance Sheet Data:
	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)

Cash, cash equivalents and restricted cash	$7,002	$5,233	$1,891	$2,629	$3,362
Working capital (deficit)	8,691	6,528	(4,210)	588	(6,471)
Property, plant and equipment	16,857	21,110	21,787	50,251	47,841
Total assets	39,641	44,947	41,721	76,582	73,158
Term debt and capital leases including current portion	10,107	13,107	15,700	16,752	22,828
Total liabilities	23,702	30,374	40,000	36,108	46,706
Preferred stock	4,810	4,810	--	--	--
Total stockholders' equity	11,129	9,763	1,721	40,474	26,452

Selected Cash Flow Data:
	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)

Net cash provided by (used in) operating activities	$4,006	$3,830	$(2,990)	$(2,824)	$13,792
Net cash provided by (used in) investing activities	(342)	1,261	(2,775)	(6,014)	(5,698)
Net cash provided by (used in) financing activities	(1,566)	(2,249)	5,548	7,679	(4,628)

Quarterly Financial Data:

The following table sets forth consolidated statements of operations data for the eight fiscal quarters ended December 31, 2005. This information has been derived from our unaudited condensed consolidated financial statements and has been prepared on the same basis as our audited consolidated financial statements contained in this report. It includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information when read in conjunction with our audited financial statements and related notes. Operating results for any quarter are not necessarily indicative of results for any future period. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

Selected Quarterly Financial Information (Unaudited):
	Quarters Ended
	Apr. 3, 2005	Jul. 3, 2005	Oct. 2, 2005	Dec. 31, 2005
	(in thousands, except per share amounts)

Net revenues	$15,647	$15,172	$12,025	$11,910
Cost of revenues	11,270	9,788	7,921	8,262
Gross profit	4,377	5,384	4,104	3,648

Income (loss) before provision for (benefit from) income taxes	1,846	1,580	465	(542)
Net income	1,699	1,395	15	211
Deemed dividend on preferred stock	123	120	120	127
Net income (loss) attributable to common stockholders	$1,576	$1,275	$(105)	$84

Net income per share:
Basic	$0.06	$0.05	$0.00	$0.00
Diluted	$0.05	$0.04	$0.00	$0.01

Weighted average shares used in computing net income per share:

Basic	26,613	26,782	26,788	26,790
Diluted	33,181	33,094	32,720	32,375

	Quarters Ended
	Mar. 28, 2004	Jun. 27, 2004	Sep. 26, 2004	Dec. 31, 2004
	(in thousands, except per share amounts)

Net revenues	$11,067	$14,548	$15,932	$16,026
Cost of revenues	8,466	8,936	10,152	9,233
Gross profit	2,601	5,612	5,780	6,793

Income (loss) before provision for (benefit from) income taxes	(6,335)	1,529	1,834	3,401
Net income (loss)	$(6,690)	$1,186	$2,132	$3,187

Net income (loss) per share:
Basic	$(0.53)	$0.09	$0.17	$0.16
Diluted	$(0.53)	$0.04	$0.07	$0.10

Weighted average shares used in computing net income (loss) per share:

Basic	12,548	12,548	12,550	20,327
Diluted	12,548	31,416	31,218	32,697

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

•	our ability to maintain sufficient liquidity;

•	timing of shipments of our products by us and by independent subcontractors to our customers;

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, "Selected Consolidated Financial Data", our consolidated financial statements and notes thereto appearing elsewhere in this report and the risk factors set forth in Item 1A. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our cash and cash equivalents increased by $2.1 million from $4.5 million at December 31, 2004 to $6.6 million at December 31, 2005. Cash provided by operating activities increased by $0.2 million from $3.8 million in 2004 to $4.0 million in 2005. The increase in cash provided by operating activities during 2005 was primarily the result of net income for the year of $3.3 million, non-cash depreciation of $2.2 million, and decreases in inventories of $2.5 million and in other current and non-current assets of $0.9 million partially offset by impairment recoveries from long-lived assets of $0.2 million, change in deferred income taxes of $0.5 million, an increase in accounts receivable of $0.9 million and a decrease in accounts payable and accrued liabilities of $3.4 million. Cash used in investing activities in 2005 was $0.3 million compared to $1.3 million provided by investing activities in 2004. The decrease was primarily due to proceeds from the sale of a fixed asset of $1.6 million in 2004. Cash used in financing activities decreased by $0.6 million from $2.2 million used in financing activities in 2004 to $1.6 million used in financing activities in 2005. The decrease was the result of less debt outstanding in 2005, which resulted in lower principal repayments.

Demand for our customers' products, which has a significant effect on our results, has changed rapidly from time to time in the past and may do so in the future. For example, as a result of changing demand in the personal computer industry from 1999 through 2003, our electronic display revenues rose from $16.0 million in 1999 to $47.7 million in 2000 then declined to $29.7 million, $26.6 million and $19.0 million in 2001, 2002, and 2003, respectively, increased to $20.6 million in 2004 and decreased to $14.0 million in 2005. Similarly, revenues from our automotive segment rose from $20.2 million in 2000, to $37.4 million in 2001, and declined to $20.4 million, $20.3 million, $20.6 million and $19.6 million in 2002, 2003, 2004, and 2005 respectively, because of competition from alternative technology solutions. Demand for our products can also be affected when the markets for the products in which our films are used evolve to new technologies, such as the evolution from cathode ray tubes, or CRTs, to flat panel displays.

Our research and development expenditures increased from $3.2 million in 2004 to $5.1 million in 2005. In 2005, we began development and sampling of a new class of films with improved performance that we believe will be beneficial across our product lines. We also initiated significant research and development into thin film technology that we anticipate will enable Southwall to produce products for new applications and markets. In 2005, we hired a new Chief Technology Officer and expanded our engineering organization by hiring an additional eight engineers. We are committed to developing new technologies and expanding our product offerings.

On January 19, 2006, we commenced restructuring actions to improve our cost structure for 2006 and beyond. These actions include the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site during the first half of 2006. We will transfer our U.S. manufacturing operations to the European site located near Dresden, Germany in the first half of 2006. As a result of these restructuring actions, we expect to substantially reduce our total operating expenses.

Financing and Related Transactions

Background.

During 2003, we experienced a significant decline in sales which led to a significant deterioration in our working capital position, which raised concerns about our ability to fund our operations and continue as a going concern in the short term and our ability to meet obligations coming due over the following few years.

At this time, management developed a restructuring plan that included:

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

We also began to solicit and receive proposals from potential investors and lenders. We evaluated a variety of public and private market alternatives to raise additional capital, as well as alternatives to restructure our upcoming payment obligations without raising additional capital. Our access to the traditional capital markets was, and continues to be, constrained, however, by a number of factors, including the risks described under "Risk Factors" in Item 1A. As a result, we concluded that a private equity investment was the most attractive alternative to continue as a going concern. On December 18, 2003, in order to raise cash to fund our operations and continue as a going concern, we entered into an investment agreement with Needham & Company, Inc., Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P., (together referred to as “Needham Company and its Affiliates”) and Dolphin Direct Equity Partners, LP (collectively with Needham Company and its Affiliates, “the Investors”). On January 19, 2004, due to the structure of the transaction contemplated by the investment agreement, we did not have enough authorized and un-issued shares to satisfy the existing commitments had all outstanding warrants been exercised thereby triggering liability classification for all outstanding warrants. We measured and re-measured the fair value of the warrants at the issuance dates and each subsequent quarter end based on a methodology used by a third party until our stockholders approved the increase of the number of authorized shares of our common stock in the fourth quarter of 2004.

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

On December 31, 2004, Needham Company and its Affiliates and Dolphin Direct Equity Partners, LP elected to convert all outstanding principal of, and accrued but unpaid interest on, their Secured Convertible Promissory Notes into Series A shares. The Secured Convertible Promissory Notes by their terms were convertible at the option of the holders into Series A shares at a rate of one share for each $1.00 of principal or interest converted. The aggregate principal amount of the Secured Convertible Promissory Notes was $4,500,000 and interest accrued thereon as of the time of conversion was $392,500. The aggregate number of shares of Series A shares issued as a result of the conversion was 4,892,500. In particular, Needham Company and its Affiliates received 3,261,667 shares and Dolphin Direct Equity Partners, LP received 1,630,833 shares. In 2005, we accrued $0.5 million of deemed dividend on preferred stock as a result of the conversion of our secured convertible promissory notes into shares of Series A preferred stock in December 2004.

At December 31, 2005, Needham Company and Affiliates and Dolphin Direct Equity Partners, LP own 31.9% and 17.3%, respectively, of our outstanding common stock. In addition, if Needham Company and its Affiliates and Dolphin had converted their Series A shares into common stock at December 31, 2005, they would have owned 37.2% and 19.8%, respectively, of our outstanding common stock.

Material Terms of the Series A Shares

Our Series A share have the following terms:

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

•
Conversion. Each of the Series A shares is convertible into common stock at any time at the option of the holder. Each of the Series A shares is convertible into a number of shares of common stock equal to the sum of its stated value plus any accumulated but unpaid dividends, divided by the conversion price of the Series A shares. The conversion price of the Series A shares is $1.00 per share and is subject to adjustment in the event of any stock dividend, stock split, reverse stock split or combination affecting such shares. The Series A shares also have anti-dilution protection that adjusts the conversion price downwards using a weighted-average calculation in the event we issue certain additional securities at a price per share less than the closing price per share of our common stock on any stock exchange on which our common stock is listed. Each Series A share is initially convertible into one share of common stock. If the closing price of our common stock on any stock exchange on which our common stock is listed is $4.00 or more per share (subject to appropriate adjustment if a stock split, reverse split or similar transaction is affected) for 30 consecutive days, all outstanding Series A shares shall automatically be converted.

•	Redemption. The Series A shares are not redeemable.

Agreements with Major Creditors

Judd Properties, LLC. In January 2004, we reached an agreement with Judd Properties, L.P., or Judd, to modify our obligations under the lease for our executive offices. We agreed to a payment schedule that extends our obligations and provides us with options to extend the lease. We further agreed to issue a warrant issuable for 4% of our capital stock on a fully diluted basis to be held in an escrow account as security for our obligations in the event we fail to restore the property in accordance with the original lease terms upon our departure from the premises. Upon our departure, if we fail to restore the property in accordance with the original lease the warrant will be released to Judd. The warrant is exercisable for 1,410,426 shares of our common stock at a nominal exercise price. The other terms of the warrant mirror the terms of the warrants issued to the Investors. Judd will hold certain registration rights with respect to the warrant shares. Because we did not have available enough authorized shares of common stock to issue upon exercise of the warrant, we were required to issue a letter of credit in the amount of $1.0 million to be held by Judd as security for our obligations until such time as the requisite number of authorized shares were approved by our stockholders on the condition that we are in compliance with the settlement agreement. The letter of credit is collateralized by $1.0 million of our cash, which will not be released by the bank that issued the letter of credit until Judd releases the letter of credit. Following the approval of the charter amendment by our stockholders, Judd maintained that we were not fully in compliance with the settlement agreement and refused to release the letter of credit. Judd continues to hold the letter of credit pending the resolution of discussions regarding the restoration of the property. At December 31, 2005 and December 31, 2004, our accrued liability to Judd Properties L.P. was approximately $1.2 million and $0.9 million, respectively. On January 19, 2006, the Company announced its plans to vacate its current Palo Alto facility, which also serves as its headquarters and houses its research and development, sales and marketing and general and administrative functions. The Company intends to relocate to another Silicon Valley facility for these functions. The lease expired on January 31, 2006 and the Company is working out a surrender plan with Judd Properties L.P. for these premises. On January 31, 2006, the Company paid its accrued liability of $1.2 million to Judd. Until an agreement is reached, the Company intends to pay its monthly rent obligation to Judd.

Portfolio Financial Servicing Company, Bank of America and Lehman Brothers. On February 20, 2004, we entered into a settlement agreement with Portfolio Financial Services, Bank of America and Lehman Brothers, which extinguished a claim arising out of sale-leaseback agreements, which we entered into in connection with the acquisition of two of our production machines. As part of the settlement, we agreed to pay a total of $2.0 million plus interest over a period of 6 years. The settlement required us to make an interest payment in 2004, and beginning in 2005, we will make quarterly principal and interest payments until 2010. We also agreed to return the production machines in question. If we fail to make the required payments, Portfolio Financial Services, Bank of America and Lehman Brothers may enter a confession of judgment against us in the amount of $5.9 million. In 2005, we paid Portfolio Financial Services $0.2 million in principal and interest payments.

Richard A. Christina and Diane L. Christina Trust. On December 1, 2003, we reached an agreement with the Richard A. Christina and Diane L. Christina Trust (the "Trust") to modify the lease agreement for a building located in Palo Alto, California. Under the terms of the agreement we agreed to the Trust's claim for damages in the amount of $0.3 million. At December 31, 2005 and December 31, 2004, our accrued liability to the Trust was approximately $0.2 million and $0.3 million, respectively.

Other Factors Affecting Our Financial Condition and Results of Operations

Restructuring activities. As a consequence of the decline in our revenues and negative cash flows, we implemented several cost cutting and business restructuring activities during 2003 and 2004. These activities, which included employee layoffs and the closure of several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. During the fourth quarter of 2003 and the first quarter of 2004, we agreed to new payment terms with all of our major creditors and vendors, which extended or reduced our payment obligations. We also entered into the investment agreement described above pursuant to which we issued $4.5 million of convertible promissory notes and warrants to investors. The convertible promissory notes were converted to Series A shares and the warrants were exercised for shares of common stock in the fourth quarter of 2004. Our line of credit facility with Pacific Business Funding (“PBF”) expired on May 5, 2005. On April 28, 2005, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo HSBC Trade Bank, N.A. (the “Bank”). The Credit Agreement provides for two facilities. All amounts borrowed under both facilities under the Credit Agreement must be repaid on or before May 31, 2006. On January 19, 2006, the Company announced restructuring activities that included the closure of it Palo Alto, California manufacturing plant and reduction in force of approximately 22% of worldwide headcount. The Company will accrue restructuring costs in 2006.

See Note 13 of Notes to Consolidated Financial Statements (Item 8)- Subsequent Events.

Voluntary Delisting from NASDAQ. Effective March 26, 2004, we voluntarily delisted from the NASDAQ National Market and applied to begin trading on the Over-the-Counter Bulletin Board Market. Due to the structure of the transaction contemplated by the investment agreement discussed above, we were no longer in compliance with certain NASDAQ listing requirements. We felt that a voluntary delisting from NASDAQ and a move to the Over-the-Counter Bulletin Board Market would provide the best option to our shareholders by retaining liquidity in our common stock.

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

Our customers in the automotive glass market include Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 54%, 45% and 45% of our total revenues in 2005, 2004 and 2003, respectively.

In September 2003, we entered into an amendment of the agreement with Globamatrix to materially reduce the quantity of product they are required to purchase from us. The adjustment was due to certain events beyond the control of the parties, including the Asian SARs epidemic, which affected the demand for our film products distributed by Globamatrix. The amendment provided that Globamatrix was required to purchase at least $7.6 million of product in 2003 (rather than $13.25 million as required in the original distribution agreement). In December 2003, the distribution agreement was further amended to set Globamatrix's 2004 minimum purchase commitments at $9.0 million. Under the original distribution agreement, Globamatrix had been required to purchase at least $15.25 million of product in 2004. For each year after 2004 through and including 2011, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix was obligated to purchase $10.3 million of products in 2005. During 2005, Globamatrix purchased approximately $14.9 million of product. For the year ended December 31, 2005, Globamatrix is obligated to purchase $11.3 million of products in 2006.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. From 2002 to 2005, our sales returns provision has averaged approximately 2.7% to 4.5% of gross revenues. During 2005, our sales returns provision has averaged approximately 3.4% of our gross revenues due to fewer quality claims received during the period.

Restructuring costs. Based on lower revenue expectations, in December 2002, we transferred most of our product manufacturing from our Palo Alto manufacturing site to our Tempe and Dresden manufacturing facilities, which have lower cost structures. In addition, we implemented a reduction in force at our Palo Alto location in December 2002, and consolidated our Palo Alto facilities. As a result, we incurred a restructuring charge of $2.6 million in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto that would no longer be occupied. Of the $2.6 million, approximately $0.2 million of the restructuring costs were paid in fiscal 2002. During the first quarter of 2003, we recorded a $65,000 reduction to our restructuring accrual as a result of modifications to the severance packages of certain employees. In the second quarter of 2003, we implemented a reduction in force in our Tempe and Palo Alto locations. As a result, we incurred a charge and made cash payments of $0.1 million relating to employee severance packages, which is recorded in cost of sales. During the fourth quarter of fiscal 2003, we implemented another reduction-in-force as well as closed our Tempe manufacturing facility; however, no restructuring charges were incurred in the fourth quarter of 2003. We also did not incur restructuring charges during the year ended December 31, 2005 and December 31, 2004.

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

In June 2004, we had a recovery for long-lived assets as a result of selling a production machine from our Tempe manufacturing facility to a third party. The sale value was $1.7 million, which included the price of the production machine, other miscellaneous hardware, training to be provided by us and operating software to run the machine. All of our obligations were completed and we recognized a gain of $1.5 million, representing 90% of the sale value, less book value of the machine of $0.1 million. Collection of the final 10% was contingent on installation of the machine by a third party or 120 days after shipment. We collected the final 10% in January 2005 and recognized the gain in the amount of $0.2 million in the first quarter of 2005.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets and liabilities we report, our disclosure of contingencies, and the amounts of revenue and expenses we report in our consolidated financial statements. If we used different judgments or different estimates, there might be material differences in the amount and timing of revenues and expenses we report. See Note 1 of our Notes to Consolidated Financial Statements (Item 8) for details of our accounting policies. The critical accounting policies, judgment and estimates, which we believe have the most significant effect on our consolidated financial statements, are set forth below:

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

Allowances for doubtful accounts and sales returns. We establish allowances for doubtful accounts and sales returns for specifically identified, as well as anticipated, doubtful accounts and product quality claims based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment and sales returns experience. As of December 31, 2005, our consolidated balance sheet included allowances for doubtful accounts and sales returns of $0.2 million and $1.6 million, respectively. As of December 31, 2004, our consolidated balance sheet included allowances for doubtful accounts and sales returns of $0.3 million and $2.7 million, respectively. During 2005, 2004 and 2003, we recorded sales return costs of $0.7 million, $2.4 million and $2.5 million, respectively. Bad debt expenses were $0.3 million in 2003. We incurred a credit of $0.1 million and $0.5 million in 2005 and 2004, respectively, as a result of our customers paying written-off receivable balances. If our actual bad debt and product quality costs differ from estimates or we adjust our estimates in future periods, our operating results, cash flows and financial position could be materially adversely affected.

Valuation of inventories. We state inventories at the lower of cost or market. We establish provisions for excess and obsolete inventories after periodic evaluation of historical sales, current economic trends, forecasted sales, predicted lifecycle and current inventory levels. During 2005, 2004 and 2003, we charged $1.5 million, $2.1 million and $0.9 million, respectively, against cost of sales for excess and obsolete inventories. If our actual experience of excess and obsolete inventories differs from estimates or we adjust our estimates, or changes occur in forecasted sales and expected product lifecycle, our operating results, cash flows and financial position could be materially adversely affected.

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

Restructuring costs. We have recorded reserves/accruals for restructuring costs related to the restructuring of operations. The restructuring reserves include payments to employees for severance, termination fees associated with leases and other contracts, and other costs related to the closure of facilities. After the adoption of Statement of Financial Accounting Standards ("SFAS") No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS 146”) on January 1, 2003, the reserves have been recorded when management has approved a plan to restructure operations and a liability has been incurred rather than the date upon which management has approved and announced a plan. The restructuring reserves are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. Accruals for facility leases under which we ceased using the benefits conveyed to us under the lease may change if market conditions for subleases change or if we later negotiate a termination of the lease. Prior to the adoption of SFAS 146, restructuring reserves were recorded at the time we announced a plan to exit certain activities and were based on estimates of the costs and length of time to exit those activities. See Note 2 - Balance Sheet Detail of the Notes to the Consolidated Financial Statements (Item 8) for a complete discussion of our restructuring actions and all related restructuring reserves by type as of December 31, 2005.

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

Accounting for income taxes. In preparing our consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we operate, including Germany. We include differences between our deferred tax assets, such as net operating loss carry forwards, and deferred tax liabilities in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in any period, we must include an expense within the tax provision in our statement of operations. To date, we have recorded a full allowance against our U.S. deferred tax assets. The valuation allowances were $21.7 million and $22.3 million at December 31, 2005 and 2004, respectively, which fully reserved our net deferred tax assets related to temporary differences, net operating loss carry forwards and other tax credits. Future income tax liabilities may be reduced to the extent permitted under federal and applicable state income tax laws, when the future tax benefit can be utilized by applying it against future income.

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

Recently issued accounting pronouncements

In November 2004, the Financial Accounting Statement Board issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R beginning January 1, 2006. The Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. The Company will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123R.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on January 1, 2006 will have a material impact on the Company’s consolidated results of operations and earnings per share beginning in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In March 2005, the FASB issued FASB Interpretations No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This interpretation clarifies that the term conditional asset retirement obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005; retrospective application for interim financial information is permitted but not required. The Company is evaluating the effect that the adoption of FIN 47 will have on its consolidated result of operations and financial condition in the future and has determined that it cannot ascertain the fair value of any potential obligation because the settlement date and method of settlement for our obligation have not been specified. See Note 13 of Notes to Consolidated Financial Statements (Item 8) - Subsequent Events.

In May 2005, the FASB issued SFAS No. 154, “Accounting and Error Correction” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No 3, “Reporting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirement of Statement 133, establishes a requirement to evaluate interests in securitized financial assets, clarifies the concentrations of credit risk, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. SFAS 133 improves financial reporting by eliminating the exemption from applying Statement 133 to interest in securitized financial assets and allowing to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a measurement. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The implementation of SFAS 155 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Results of Operations

Consolidated Statements of Operations Data:
	Years Ended December 31,
	2005	Percent Change	2004	Percent Change	2003
	(dollars in thousands)
Net revenues, by product:
Automotive glass	$19,647	(5)%	$20,584	1%	$20,297
Electronic display	14,039	(32)	20,554	8	19,019
Architectural	5,934	(15)	7,010	11	6,297
Window film	15,134	61	9,425	22	7,713
Total net revenues	54,754	(5)	57,573	8	53,326
Cost of sales	37,241	1	36,787	(20)	45,914
Gross profit	17,513	(16)	20,786	180	7,412

Operating expenses:
Research and development	5,104	60	3,199	(52)	6,714
Selling, general and administrative	8,332	(18)	10,217	(17)	12,348
Restructuring expenses (recoveries)	--	--	--	--	(65)
Impairment charge (recoveries) for long-lived assets.	(170)	(89)	(1,513)	nm*	27,990
Total operating expenses	13,266	12	11,903	(75)	46,987
Income (loss) from operations	4,247	52	8,883	nm*	(39,575)
Interest expense, net	(973)	(56)	(2,206)	(39)	(1,590)
Costs of warrants issued	--	nm*	(6,782)	(684)	(865)
Other income, net	75	(86)	534	27	419
Income (loss) before provision for income taxes	3,349	681	429	nm*	(41,611)
Provision for income taxes	29	(95)	614	(10)	681
Net income (loss)	3,320	nm*	(185)	(100)	(42,292)

Deemed dividend on preferred stock	490	--	--	--	--
Net income (loss) attributable to common stockholders	$2,830	nm*	$(185)	(100)%	$(42,292)

*not meaningful

 The following table sets forth our results of operations expressed as a percentage of total revenues:
	Year Ended December 31,
	2005	2004	2003
Net Revenues:
Automotive glass	35.9%	35.8%	38.0%
Electronic display	25.6	35.7	35.7
Architectural	10.8	12.2	11.8
Window film	27.6	16.4	14.5
Total net revenues	100.0	100.0	100.0
Cost of sales	68.0	63.9	86.1
Gross profit	32.0	36.1	13.9
Research and development	9.3	5.6	12.6
Selling, general and administrative	15.2	17.7	23.2
Restructuring expenses (recoveries)	--	--	(0.1)
Impairment charge (recoveries) for long-lived assets	(0.3)	(2.6)	52.4
Total operating expenses	24.2	20.7	88.1
Income (loss) from operations	7.8	15.4	(74.2)
Interest expense	(1.8)	(3.8)	(3.0)
Cost of warrants issued	--	(11.8)	(1.6)
Other income, net	0.1	0.9	0.8
Income (loss) before provision for income taxes	6.1	0.7	(78.0)
Provision for income taxes	0.1	1.0	1.3
Net income (loss)	6.1	(0.3)	(79.3)
Deemed dividend on preferred stock	0.9	--	--
Net income (loss) attributable to common stockholders	5.2%	(0.3)%	(79.3)%

Net revenues

Net revenues were $54.8 million in 2005, $57.6 million in 2004, and $53.3 million in 2003. Net revenues for 2005 decreased by $2.8 million, or 5% from 2004, and net revenues for 2004 increased by $4.2 million, or 8% from 2003.

Our net revenues in the automotive market decreased by $0.9 million, or 5%, from $20.6 million in 2004 to $19.6 million in 2005. The decrease was primarily due to a reduction in demand by the OEMs for solar control features in the automotive market. Our net revenues in the automotive market remained relatively the same in 2004 and 2003 at $20.6 million and $20.3 million, respectively.

Our net revenues in the electronic display market decreased by $6.5 million, or 32%, from $20.6 million in 2004 to $14.0 million in 2005. The decrease was primarily due to lower average selling prices for Plasma Display Panel products, resulting in price pressures on all suppliers in the market. Mitsui Chemicals is our primary customer in the electronic display market. Sales to Mitsui decreased $3.9 million from $16.4 million in 2004 to $12.4 million in 2005. In addition, we phased out our unprofitable anti-reflective product lines and stopped selling these products in 2005, resulting in a decrease of $0.8 million over 2004. Our net revenues in the electronic display market increased by 8% or $1.5 million in 2004 when compared to 2003 as a result of increased sales to Mitsui Chemicals in the plasma display market, partially offset by decreased sales to Mitsubishi as Mitsubishi ceased production of their 17-inch CRT monitor. The decline in our CRT business of $4.0 million was partially offset by an increase in sales of our reflective film products of $5.0 million used in liquid crystal displays, or LCDs, which provide backlighting for laptop computers, and our plasma display film product, TCP, which provides electronic and infrared shielding for the PDP market. Revenues from these products increased to $16.4 million in 2004 from $11.4 million in 2003.

Our net revenues in the architectural market decreased 15% or $1.1 million in 2005 when compared to 2004. The decrease was due to softness in the Asian market and a decrease in business from one of our largest accounts in Europe and the Middle East. Our net revenues in the architectural market increased 11% or $0.7 million in 2004 when compared to 2003 due to an increase in sales from our customers in all regions.

Our net revenues in our window film market increased 61% or $5.7 million in 2005 when compared to 2004. In 2005, we stopped converting (cutting the film to the customer’s specification) one of our window film product models and agreed with our customers that they would complete this process. This resulted in higher revenues on our TX products as our customers bought more products to fill their distribution pipelines. In addition, we experienced higher demand for our Solis product in 2005. Our net revenues in our window film market increased 22% or $1.7 million in 2004 when compared to 2003. We sell our window film products primarily to customers located in the Pacific Rim and the Middle East.

Cost of Sales

Cost of sales increased 1.2% or $0.5 million in 2005 from 2004. As a percent of sales, cost of sales was 68% in 2005 compared to 63.9% in 2004. Facility costs, depreciation expense and labor costs have historically comprised the majority of our manufacturing expenses, and these costs are relatively fixed and do not fluctuate proportionately with net revenues. The increase in 2005 from 2004 was the result of increased material costs for component materials and increased production levels in the United States which has higher manufacturing costs than in Germany. The production levels have increased in 2005 compared to 2004 due to the increase in customers’ demand for our products as well as due to the transfer of Tempe manufacturing to Palo Alto manufacturing facility.

Cost of sales decreased 20% or $9.1 million in 2004 from 2003. As a percent of sales, cost of sales was 63.9% in 2004 compared to 86.1% in 2003. The reduction in 2004 from 2003 in cost of goods sold was the result of a reduction of overhead costs, the increased production from our Dresden facility which has lower manufacturing costs and lower fixed costs than in the United States as a result of our restructuring actions taken in 2003. Depreciation expense is lower for our Dresden plant due to the grants and investment allowances for plant and equipment provided to us by the Saxony government. The grants and allowances are recorded as a reduction of property and equipment costs, thereby lowering the depreciation base of those assets.

Gross margin

Gross margin decreased from 36.1% in 2004 to 32% in 2005. The decrease in gross margin was largely the result of product mix and increased component material costs. Our window film products cost more to make than other products. Gross margin increased from 13.9% in 2003 to 36.1% in 2004. The improvement in gross margin was largely due to product mix and manufacturing efficiencies. Continued improvements in our Dresden operations, combined with stabilized U.S. production, have played an important role in the increase of our gross margin in 2004 when compared to 2003.

Operating expenses

Research and development spending increased 60% or $1.9 million in 2005 compared to 2004. The increase was due in part to an increase in labor and employee benefits costs as a result of expanding our engineering organization. In June 2005, we hired a new Chief Technology Officer/ Senior Vice President. In 2005, we hired an additional eight employees in the engineering department. Research and development spending decreased 52% or $3.5 million in 2004 compared to 2003. The decrease was due to lower headcount in 2004 of 16 compared to 33 in 2003 as a result of restructuring activities in 2003. Also, patent service costs, tool and allocation expenses were all reduced in 2004 compared to 2003.

Our selling, general and administrative expenses decreased 18% or $1.9 million in 2005 from 2004. The decrease in general and administrative expenses in 2005 was primarily due to higher legal and accounting fees of $0.8 million, outside services and consulting expense of $0.5 million, and compensation expense of $0.5 million in 2004, partially offset by higher Sarbanes-Oxley compliance expenses of $0.3 million in 2005 and higher adjustment to bad debt expense of $0.4 million in 2004. Our selling, general and administrative expenses decreased 17% or $2.1 million in 2004 from 2003 due to lower business insurance premiums of $0.5 million, lower bad debts of $0.7 million, lower depreciation expenses of $0.5 million, reduced legal fees of $0.5 million and decrease in accounting fees of $0.2 million, offset by higher consulting fees of $0.3 million and outside services of $0.2 million.

Restructuring costs

In 2003, we recorded a credit to operating expenses of $65,000 as a result of modifications to the severance packages of certain employees. During 2005 and 2004, we did not incur restructuring costs.

Impairment charge/recoveries for long-lived assets

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

In June 2004, we had a recovery for long-lived assets as a result of selling a production machine from our Tempe manufacturing facility to a third party. The sale value was $1.7 million, which included the price of the production machine, other miscellaneous hardware, training to be provided by us and operating software to run the machine. All of our obligations were completed and we recognized a gain of $1.5 million, representing 90% of the sale value, less book value of the machine of $0.1 million. Collection of the final 10% was contingent on installation of the machine by a third party or 120 days after shipment. We collected the final 10% in January 2005 and recognized the gain in the amount of $0.2 million in the first quarter of 2005.

Income (loss) from operations

Income from operations decreased from $8.9 million in 2004 to $4.2 million in 2005. The decrease was a result of lower revenues, higher research and development expenses, and lower recoveries for long-lived assets. Income from operations was $8.9 million in 2004 compared to loss from operations of $39.6 million in 2003. Income from operations in 2004 was a result of higher net sales and gross profit margin, lower operating expenses and recovery from long-lived assets.

Interest expense, net

Interest expense decreased from $2.2 million in 2004 to $1.0 million in 2005. The decrease in interest expense was primarily attributable to less outstanding debt in 2005 compared to 2004. Interest expense increased from $1.6 million in 2003 to $2.2 million in 2004. The increase in interest expense in 2004 compared to 2003 was mainly due to a $0.3 million interest expense incurred for amortization of debt issuance costs related to warrants, $0.4 million interest expense attributable to interest incurred on our convertible promissory notes and $0.2 million interest incurred with our line of credit, offset by interest income of $0.2 million.

Cost of warrants issued

Warrants issued in connection with the Letter of Intent

In connection with the November 11, 2003 Letter of Intent signed between Needham & Company, Inc., or Needham, and us outlining the proposed debt guarantee and equity financing, we issued a warrant for 1,254,235 shares of common stock, representing 10% of the outstanding common stock of Southwall, exercisable at $0.01 per share. We valued the warrant at $0.1 million and the amount was recorded as a non-operating expense. This warrant terminated upon signing of definitive documentation with Needham on December 18, 2003.

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

In the first quarter of 2004, due to the structure of the transaction contemplated by the investment agreement, the Company had insufficient authorized and un-issued shares to satisfy the existing commitments had all outstanding warrants been exercised, thereby triggering liability classification for all outstanding warrants and a charge to non-operating expense. The Company re-measured the fair value of the warrants at the issuance date and each subsequent quarter-end, based on a methodology used by a third party, until the Company’s stockholders approved the increase of the number of authorized shares of its common stock in the fourth quarter of 2004. As a result of this, the Company incurred $6.8 million in cost of warrants issued in 2004. No warrants were issued in 2005.

Other income, net

Other income decreased from $0.5 million in 2004 to $0.1 million in 2005. Other income, net, reflects foreign exchange transaction gains and losses. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. The reduction in other income in 2005 from 2004 was primarily attributable to the net exchange loss due to Euro fluctuation of $0.3 million. Other income increased from $0.4 million in 2003 to $0.5 million in 2004. The increase in other income in 2004 from 2003 was attributable to an increase in foreign currency gain recognized from receivables denominated in Euros and VAT refunds, also denominated in Euros.

Income (loss) before provision for income taxes

The pre-tax income increase from $0.4 million in 2004 to $3.3 million in 2005 was a result of lower interest expense and no cost of warrants issued. The pre-tax income in 2004 compared to the pre-tax loss in 2003 was a result of higher net revenue and gross profit margin, lower operating expenses, and impairment recovery for long-lived assets, partially offset by interest expense and cost of warrants issued.

Provision for income taxes

The provision for income taxes in 2005, 2004 and 2003 was related to our German subsidiary, Southwall Europe Gmbh (“SEG”). In 2005, our provision for income taxes decreased approximately $0.6 million. The decrease relates to a reversal of approximately $0.4 million of foreign income tax accrual relating to prior years, recognition of deferred tax assets of approximately $0.1 million at December 31, 2005 and lower taxable income in our German subsidiary. The decrease in the provision for income taxes in 2004 from 2003 was due to lower taxable income for SEG in 2004 compared to 2003. In 2003, we fully utilized our operating loss carry forward for German statutory tax purposes, and as a result, we expect to incur tax obligations related to our Dresden plant for the foreseeable future based on expected continuing profitability of our German operations on a stand-alone basis.

Net income (loss)

The increase from net loss of $0.2 million in 2004 to net income of $3.3 million in 2005 was a result of lower interest expense, no cost of warrants issued and lower provision for income taxes. The decrease in net loss in 2004 compared to the loss in 2003 was a result of higher net revenue and gross profit margin, lower operating expenses, and impairment recovery for long-lived assets, partially offset by interest expense and cost of warrants issued.

Deemed dividend on preferred stock

We accrued $0.5 million of deemed dividend on preferred stock in 2005 as a result of the conversion of our secured convertible promissory notes into shares of Series A preferred stock in December 2004. The Series A preferred stock carries a 10% cumulative dividend rate. There was no such dividend in 2004 and 2003.

Liquidity and capital resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital. We incurred a net income in 2005 and net loss in 2004 and 2003 and negative cash flows from operations in 2003. We incurred positive cash flow from operations in 2005 and 2004.

Our cash and cash equivalents increased by $2.1 million from $4.5 million at December 31, 2004 to $6.6 million at December 31, 2005. Cash provided by operating activities increased by $0.2 million from $3.8 million provided by operations in 2004, to $4.0 million provided by operations in 2005. The increase in cash provided by operating activities during 2005 was primarily the result of net income for the year of $3.3 million, non-cash depreciation of $2.2 million, and decreases in inventories of $2.5 million and in other current and non-current assets of $0.9 million partially offset by impairment recoveries from long-lived assets of $0.2 million, change in deferred income taxes of $0.5 million, an increase in accounts receivable of $0.9 million and a decrease in accounts payable and accrued liabilities of $3.4 million. Cash used in investing activities in 2005 was $0.3 million compared to $1.3 million provided by investing activities in 2004. The decrease was primarily due to proceeds from the sale of a fixed asset of $1.6 million in 2004. Cash used in financing activities decreased by $0.6 million from $2.2 million used in financing activities in 2004 to $1.6 million used in financing activities in 2005. The decrease was the result of less debt outstanding in 2005, which resulted in lower principal repayments.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of December 31, 2005, we had received 5.0 million Euros, or $5.0 million at historical rate of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets of our Dresden manufacturing facility. Additionally, as of December 31, 2005, we had a balance remaining from the government grants received in May 1999 of 0.3 million Euros, or $0.4 million, which has been recorded as an advance and held as restricted cash until we receive approval from the Saxony government to apply the funds to reduce our capital expenditures. If we fail to meet certain requirements in connection with these grants, the Saxony government has the right to demand repayment of the grants. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek total investment grants and allowances for any year in excess of 33% of our eligible capital expenditures in Germany for that year. We expect to continue to finance a portion of our capital expenditures in Dresden with additional grants from the Saxony government and additional loans from German banks, some of which may be guaranteed by the Saxony government. However, we cannot guarantee that we will be eligible for or will receive additional grants in the future from the Saxony government.

Borrowing arrangements

On April 28, 2005, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo HSBC Trade Bank, N.A. (the “Bank”). The Credit Agreement provides for two facilities. All amounts borrowed under both facilities under the Credit Agreement must be repaid on or before May 31, 2006. It is our intention to renew this credit facility in May 2006.

The first facility is a revolving line of credit under which we may from time to time borrow up to $3 million, subject to satisfaction of certain conditions. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% per annum or LIBOR plus 1% per annum, at our option. We borrowed approximately $3.0 million from this facility on April 28, 2005 which amount remained outstanding as of December 31, 2005.

The second facility is a formula line under which we may, from time to time, borrow up to $3 million, subject to certain conditions, with advances of up to 80% of eligible accounts receivable. Amounts borrowed under the second facility bear interest at the prime rate minus 0.25% per annum. We may borrow under the second facility only if we meet certain financial covenants. As of December 31, 2005, we met these financial covenants. There is no balance outstanding under the second facility.

All borrowings under both facilities are collateralized by our inventory, receivables, raw material and work in progress. In addition, the first facility under the Credit Agreement is collateralized by a letter of credit posted by Needham & Company, one of our stockholders.

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

Our borrowing arrangements with various German banks as of December 31, 2005 are described in Note 5 of Notes to our Consolidated Financial Statements (Item 8) set forth herein. We are in compliance with all of the covenants of the German bank loans, and we have classified $1.0 million and $7.2 million outstanding under the German bank loans as a short-term liability and long-term liability, respectively, at December 31, 2005. We are obligated to pay an aggregate of $1.0 million in principal amount under our German bank loans in 2006.

As of December 31, 2003, we were in default under a master sale-leaseback agreement with respect to two of our production machines. We had withheld lease payments in connection with a dispute with the leasing company, Matrix Funding Corporation. An agent purporting to act on behalf of the leasing company filed suit against us to recover the unpaid lease payments and the alleged residual value of the machines, totaling $6.5 million in the aggregate. In February 2004, we reached a settlement agreement with the agent for $2.0 million to be repaid over six years at a stepped rate of interest, and we returned the equipment in question to the plaintiffs (See Note 5 of Notes to Consolidated Financial Statements (Item 8) - Term Debt and Capital Leases). At December 31, 2005, the carrying value of the liability was $4.3 million ($1.9 million of principal, plus $2.4 million of accrued interest). We are obligated to pay an aggregate of $0.3 million under this agreement in 2006.

Capital expenditures

We spent approximately $0.4 million in capital expenditures in 2004. We spent approximately $0.8 million in capital expenditures in 2005, primarily to maintain and upgrade our production facilities. We expect to spend approximately $1.5 million in 2006 on maintenance of the production machines and research and development tools.

Future Obligations

Our future payment obligations on our borrowings pursuant to our term debt, capital lease obligations, non-cancelable operating leases and other non-cancelable contractual commitments are as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Contractual Obligations:
Term debt (1)	$10,107	$1,317	$1,961	$4,322	$2,507
Line of credit	2,996	2,996	--	--	--
Operating Leases (2)	1,844	1,586	250	8	--
Total Contractual Cash Obligations	$14,947	$5,899	$2,211	$4,330	$2,507
________________

(1)	Represents loan agreements with Portfolio Financing Servicing Company, Bank of America and Lehman Brothers, and several German banks.

(2)
Represents the remaining rents owed on a building we rent in Palo Alto, California. On July 14, 2005, we moved our warehouse from 210 Littlefield, So. San Francisco, CA into 2629B Terminal Blvd., Mountain View, CA. The term of this lease is a period of one year, commencing on August 1, 2005 and terminating on July 31, 2006, with monthly rent payments of $5,655.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to 1.0% above the bank LIBOR rate (which was 5.5% at December 31, 2005) and is calculated based on amounts borrowed under the facility. In addition, the interest rate on one of our German loans has been reset to the prevailing market rate of 5.75% and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit would have had an effect of about $21,000 on our interest expense for 2005.

Investment risk: We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any of our floating rate securities would have had an adverse effect of less than $10,000 for 2005.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 74% of our total sales in 2005. Approximately 44% of our international revenues were denominated in Euros relating to sales from our Dresden operation in 2005. The other 56% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $2.2 million on net revenues for 2005 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been immaterial.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Southwall Technologies Inc.

We have audited the accompanying consolidated balance sheets of Southwall Technologies Inc. and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwall Technologies Inc. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
February 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Southwall Technologies Inc.

In our opinion, the consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the results of operations of Southwall Technologies Inc. and its subsidiaries and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statements schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. The Company incurred a net loss and negative cash flow from operating activities in 2003 and had significant debt service and other contractual obligations at December 31, 2003. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the ultimate resolution of this matter.

/s/ PricewaterhouseCoopers LLP

San Jose, California
April 13, 2004

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$6,600	$4,547
Restricted cash	402	686
Accounts receivable, net of allowance for doubtful accounts of $208 and $292 in 2005 and 2004, respectively	6,780	6,186
Inventories, net	5,879	8,355
Other current assets	982	1,757
Total current assets	20,643	21,531
Property, plant and equipment, net	16,857	21,110
Restricted cash loans	995	1,149
Other assets	1,146	1,157
Total assets	$39,641	$44,947

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long term debt and capital leases	$1,317	$1,463
Short term obligations	2,996	2,975
Accounts payable	1,402	2,544
Accrued compensation	1,161	1,378
Other accrued liabilities	5,076	6,643
Total current liabilities	11,952	15,003
Term debt and capital leases	8,790	11,644
Government grants advanced.	396	505
Other long term liabilities	2,564	3,222
Total liabilities	23,702	30,374
Commitments and contingencies (Note 11)

Series A convertible preferred stock, $0.001 par value; 5,000 shares authorized, 4,893 shares outstanding at 2005 and 2004, respectively (Liquidation preference: $5,383 and $4,893 at 2005 and 2004, respectively)	4,810	4,810
Stockholders' Equity:
Common stock, $0.001 par value; 50,000 shares authorized, and 26,793 and 26,488 shares outstanding at 2005 and 2004, respectively	27	26
Capital in excess of par value	77,828	77,957
Accumulated other comprehensive income
Translation gain on subsidiary	2,532	4,358
Accumulated deficit	(69,258)	(72,578)
Total stockholders' equity	11,129	9,763
Total liabilities, preferred stock and stockholders' equity	$39,641	$44,947

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003

Net revenues	$54,754	$57,573	$53,326

Cost of revenues	37,241	36,787	45,914
Gross profit	17,513	20,786	7,412
Operating expenses:
Research and development	5,104	3,199	6,714
Selling, general and administrative	8,332	10,217	12,348
Restructuring expenses (recoveries)	--	--	(65)
Impairment charge (recoveries) for long-lived assets	(170)	(1,513)	27,990
Total operating expenses	13,266	11,903	46,987
Income (loss) from operations	4,247	8,883	(39,575)
Interest expense, net	(973)	(2,206)	(1,590)
Costs of warrants issued	--	(6,782)	(865)
Other income, net	75	534	419
Income (loss) before provision for income taxes	3,349	429	(41,611)
Provision for incomes taxes	29	614	681
Net income (loss)	3,320	(185)	(42,292)
Deemed dividend on preferred stock	490	--	--
Net income (loss) attributable to common stockholders	$2,830	$(185)	$(42,292)

Net income (loss) per share:
Basic	$0.11	$(0.01)	$(3.37)
Diluted	$0.10	$(0.01)	$(3.37)

Weighted average shares used in computing net income (loss) per share:
Basic	26,743	14,589	12,537
Diluted	32,895	14,589	12,537

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

					Accumulated
					Other
			_________		Compre-		Total	Compre-
			Capital in		hensive		Stock-	hensive
	Common Stock		Excess of	Notes	Income	Accumulated	holders’	Income
	Shares	Amount	Par Value	Receivable	(Loss)	Deficit	Equity	(Loss)
Balances, January 1, 2003	12,527	$12	$69,657	$(126)	$1,032	$(30,101)	$40,474
Issuance of shares to employees under stock purchase plan	21	1	21	--	--	--	22
Issuance of warrants to investors	--	--	865	--	--	--	865
Issuance of warrants to creditors	--	--	201	--	--	--	201
Issuance of shares to directors	--	--	83	--	--	--	83
Accelerated vesting on exercise of stock option	--	--	34	--	--	--	34
Forgiveness of notes receivable	--	--	--	126	--	--	126
Foreign currency translation adjustment	--	--	--	--	2,208	--	2,208	$2,208
Net loss	--	--	--	--	--	(42,292)	(42,292)	(42,292)
Balances, December 31, 2003	12,548	13	70,861	--	3,240	(72,393)	1,721	(40,084)
Issuance of shares to employees under stock purchase plan	7	--	2	--	--	--	2
Issuance of warrants to investors	--	--	6,990	--	--	--	6,990
Issuance of shares to directors	150	--	72	--	--	--	72
Issuance of shares from exercise of warrants	13,783	13	32	--	--	--	45
Foreign currency translation adjustment	--	--	--	--	1,118	--	1,118	1,159
Net loss	--	--	--	--	--	(185)	(185)	(185)
Balances, December 31, 2004	26,488	26	77,957	--	4,358	(72,578)	9,763	974
Issuance of shares to employees under stock purchase plan	13	1	11	--	--	--	12
Issuance of shares on stock options exercise.	38	--	19	--	--	--	19
Issuance of shares to directors	24	--	15	--	--	--	15
Issuance of shares under executive performance bonus plan	230	--	271	--	--	--	271
Compensation expense for vesting modification	--	--	45	--	--	--	45
Dividend accrual on Series A Preferred Stock.	--	--	(490)	--	--	--	(490)
Foreign currency translation adjustment	--	--	--	--	(1,826)	--	(1,826)	(1,826)
Net income	--	--	--	--	--	3,320	3,320	3,320
Balances, December 31, 2005	26,793	$27	$77,828	$--	$2,532	$(69,258)	$11,129	$1,494

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2005	2004	2003
Cash flows provided by (used in) operating activities:
Net income (loss)	$3,320	$(185)	$(42,292)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax	(508)	--	--
Impairment (recoveries) charge for long-lived assets	(170)	(1,513)	27,990
Depreciation and amortization	2,195	2,503	6,071
(Gain)/loss on disposal of capital equipment	--	(26)	39
Stock-based compensation charge	45	--	117
Amortization of debt issuance costs	--	274	28
Amortization of debt discount	--	115	--
Accrued interest on convertible notes payable	--	393	--
Warrants issued to investors and creditors	--	6,782	865
Common stock issued for services	15	72	--
Officer loan forgiveness	--	--	126
Changes in operating assets and liabilities:
Accounts receivable	(914)	910	1,899
Inventories	2,476	(1,525)	1,707
Other current and non-current assets	898	(137)	2,344
Accounts payable and accrued liabilities	(3,351)	(3,833)	(1,884)
Net cash provided by (used in) operating activities	4,006	3,830	(2,990)
Cash flows provided by (used in) investing activities:
Restricted cash	254	3	--
Proceeds from sale of fixed assets	170	1,640	--
Expenditures for property, plant and equipment and other assets	(766)	(382)	(2,775)
Net cash provided by (used in) investing activities	(342)	1,261	(2,775)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	--	--	88
Principal payments on borrowings	(1,532)	(2,769)	(2,962)
Borrowings on line of credit	2,996	--	--
Repayments of line of credit	(2,975)	(3,869)	6,844
Repayments under capital lease	(44)	--	--
Proceeds from (use of) investment allowances	(42)	(158)	1,556

Proceeds from stock option, warrant and employee stock purchase plan exercises	31	47	22
Proceeds from convertible promissory notes	--	4,500	--
Net cash provided by (used in) financing activities	(1,566)	(2,249)	5,548
Effect of foreign exchange rate changes on cash	(45)	553	(629)
Net increase (decrease) in cash and cash equivalents	2,053	3,395	(846)
Cash and cash equivalents, beginning of year	4,547	1,152	1,998
Cash and cash equivalents, end of year	$6,600	$4,547	$1,152
Supplemental cash flow disclosures:
Interest paid	$854	$1,019	$1,153
Income taxes paid	$764	$135	$211
Supplemental schedule of non-cash investing and financing activities:
Dividends accrued	$490	$--	$--
Warrants issued to creditors and investors	$--	$--	$1,060
Conversion of convertible promissory notes and accrued interest to Series A convertible preferred stock	--	$4,810	--

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

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

Foreign currency translation

The Company's German subsidiary uses the Euro as its functional currency. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the quarter. Exchange gains or losses from the translation of assets and liabilities of $1,826 in 2005 are included in the cumulative translation adjustment component of accumulated other comprehensive income (loss). Gains and losses arising for transactions denominated in currencies other than the functional currency were $320, $457, and $37 in 2005, 2004, and 2003, respectively, and were included in other income, net.

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

The Company has agreements under which it receives fees for certain licensing rights to technology and products. The Company does not allocate cost of sales to license revenues because such costs are insignificant. License revenues associated with these agreements are recognized ratably over the period of the contract when collection of the resulting receivable is probable. License revenues were $57, $191 and $525 in 2005, 2004 and 2003, respectively.

Accounts receivable and allowances for doubtful accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment. As of December 31, 2005 and 2004, our balance sheets included allowances for doubtful accounts of $208 and $292, respectively.

Accrual for sales returns and warranties

We establish allowances for sales returns for specifically identified product quality claims as well as estimated potential future claims based on our sales returns and warranty experience. We offer a ten-year, five-year and less than a year quality claim periods for our products. As of December 31, 2005 and 2004, our balance sheets included accrual for sales returns and warranties of $1,556 and $2,701, respectively.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

The Company invests in a variety of financial instruments such as certificates of deposits and money market funds. By policy, the Company limits the amount of credit exposure to any one financial institution or commercial issuer. For US funds, we have $5.1 million in excess of $0.1 million of FDIC coverage. We also have approximately $1.7 million in foreign banks.

The Company sells its products throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon anticipated collectibility of all accounts receivable.

Our ten largest customers accounted for approximately 81%, 79% and 84% of our net sales in, 2005, 2004 and 2003, respectively. During 2005, Mitsui Chemicals, Saint Gobain Sekurit, V-Kool and Pilkington PLC accounted for 22.7%, 19.8%, 19.5% and 7.1%, respectively, of our net revenues. During 2004, Mitsui Chemicals, Saint Gobain Sekurit, V-Kool and Pilkington PLC accounted for 28.4%, 17.8%, 11.4% and 10.9%, respectively, of our net revenues. During 2003, Mitsui Chemicals, Saint Gobain Sekurit, Pilkington PLC and V-Kool accounted for 21.4%, 17.2%, 13.7% and 10.0%, respectively, of our net revenues.

The Company expects to continue to derive a significant portion of its net product revenues from a relatively small number of customers. Accordingly, the loss of a large customer could materially hurt the Company's business, and the deferral or loss of anticipated orders from a small number of customers could materially reduce its revenue, operating results and cash flows in any period.

At December 31, 2005, receivables from three customers represented 24%, 20% and 13% of the Company's total accounts receivable. At December 31, 2004, receivables from three customers represented 27%, 25% and 12% of the Company's total accounts receivable.

Inventories

Inventories are stated at the lower of standard cost (determined on a first-in, first-out basis) or market (net realizable value). Standard costs, which approximate actual, includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of sales.

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

Depreciation and amortization expense related to property and equipment for 2005, 2004 and 2003 was $2,195, $2,503 and $6,071, respectively.

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

Fair value disclosures of financial instruments

The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities using available market information and valuation methodologies considered to be appropriate and have determined that the book value of those instruments at December 31, 2005 and 2004 approximates fair value. Based on borrowing rates currently available to the Company for debt and capital leases with similar terms, the carrying value of its term debt and capital leases approximate fair value.

Derivative financial instruments

The Company accounts for derivative financial instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. As of December 31, 2005, we did not have any derivative financial instruments or hedging activities.

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

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the quoted market price of the Company's stock and the exercise price.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Years Ended December 31,
	2005	2004	2003
Net income (loss) attributable to common stockholders
As reported	$2,830	$(185)	$(42,292)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	45	--	34
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(686)	(693)	(695)
Pro forma net income (loss)	$2,189	$(878)	$(42,258)
Net income (loss) per share:
As reported - basic	$0.11	$(0.01)	$(3.37)
As reported - diluted	$0.10	$(0.01)	$(3.37)
Pro forma - basic	$0.08	$(0.06)	$(3.37)
Pro forma - diluted	$0.08	$(0.06)	$(3.37)

For the stock option plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, for the multiple option approach, with the following weighted average assumptions used for grants in 2005, 2004, and 2003, respectively: expected volatility of 117%, 116 % and 99%; risk-free interest rate of 4.2%, 2.9% and 2.3%; and expected lives from vesting date of 2.17, 1.70 and 2.77 years. Southwall has not paid dividends and assumed no dividend yield. The weighted-average fair value of stock options granted in 2005, 2004 and 2003 was $0.46, $0.54 and $1.00 per share, respectively.

For the employee stock purchase plan, the fair value of each purchase right is estimated at the beginning of the offering period using the Black-Scholes option pricing model with the following weighted-average assumptions used in 2005, 2004, and 2003 respectively: expected volatility of 116%, 116% and 99%; risk-free interest rate of 3.9%, 3.6% and 2.7%; and expected lives of 0.5 years in each year. The Company has not paid dividends and assumed no dividend yield. The weighted-average fair value of those purchase rights granted in 2005, 2004, and 2003 was $0.61, $0.23 and $0.56 per right, respectively.

Research and development expense

Research and development costs are expensed as incurred. Costs included in research and development expense are salaries, building costs, utilities, administrative expenses and allocation costs.

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

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive common shares potentially outstanding during the period, including stock options, warrants to purchase common stock and convertible preferred stock. Preferred stock dividends are added back to net income attributable to common stockholders since they would not have been accrued if the preferred stock had been converted to common stock at the beginning of the period.

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share.  Accordingly, at December 31, 2005, stock options to purchase 2,284 shares at a weighted average price of $2.83 per share were excluded from the computation of diluted weighted average shares outstanding.

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. Accordingly, at December 31, 2004 and 2003, there was no difference between the denominators used for the calculation of basic and diluted net income (loss) per share. At December 31, 2004 and 2003, there were 4,039 and 2,087 anti-dilutive options, respectively, excluded from the net loss per share calculation.

Tables summarizing net income (loss) attributable to common stockholders, for diluted net income (loss) per share, and shares outstanding are shown below (in thousands):

	Years Ended December 31,
	2005	2004	2003

Net income (loss) attributable to common stockholders-basic	$2,830	$(185)	$(42,292)

Add: Deemed dividend on preferred stock	490	--	--
Net income (loss) attributable to common stockholders-diluted	$3,320	$(185)	$(42,292)
Weighted average common shares outstanding-basic	26,743	14,589	12,537
Dilutive effect of warrants	356	--	--
Dilutive effect of performance shares	38	--	--
Dilutive effect of Series A preferred shares	4,893	--	--
Dilutive effect of stock options	865	--	--
Weighted average common shares outstanding - diluted	32,895	14,589	12,537

Reclassifications

Certain reclassifications have been made to the prior years’ amounts to conform to the current year’s presentation. These reclassifications did not change previously reported net loss, total assets, or cash flows.

Recently issued accounting pronouncements

In November 2004, the Financial Accounting Statement Board issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R beginning January 1, 2006. The Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. The Company will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123R.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on January 1, 2006 will have a material impact on the Company’s consolidated results of operations and earnings per share beginning in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In March 2005, the FASB issued FASB Interpretations No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This interpretation clarifies that the term conditional asset retirement obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005; retrospective application for interim financial information is permitted but not required. The Company is evaluating the effect that the adoption of FIN 47 will have on its consolidated result of operations and financial condition and has determined that it cannot ascertain the fair value of any potential obligation because the settlement date and method of settlement for our obligation have not been specified.

In May 2005, the FASB issued SFAS No. 154, “Accounting and Error Correction” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No 3, “Reporting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirement of Statement 133, establishes a requirement to evaluate interests in securitized financial assets, clarifies the concentrations of credit risk, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. SFAS 155 improves financial reporting by eliminating the exemption from applying Statement 133 to interest in securitized financial assets and allowing to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a measurement. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The implementation of SFAS 155 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 2 - BALANCE SHEET DETAIL
	December 31,
	2005	2004
Inventories, net:
Raw materials	$3,482	$4,945
Work-in-process	1,409	2,059
Finished goods	988	1,351
	$5,879	$8,355

	December 31,
	2005	2004
Property, plant and equipment, net:
Land, buildings and leasehold improvements	$7,296	$8,363
Machinery and equipment	28,592	32,242
Furniture and fixtures	946	1,737
	36,834	42,343
Less - accumulated depreciation and amortization	(19,977)	(21,233)
Total property, plant and equipment, net	$16,857	$21,110

Restructuring costs.

In December 2002, we implemented a reduction in force at our Palo Alto location and elected to vacate certain buildings in Palo Alto. As a result of these actions, we incurred a restructuring charge of $2,624 in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto that we no longer occupy. In 2003, we recorded a credit to operating expenses of $65 as a result of modifications to the severance packages of certain employees.

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activity as well as activity during 2005, 2004 and 2003 (in thousands):

	Workforce Reduction	Excess Facilities	Total

Balance at January 1, 2003	$125	$2,281	$2,406
Provisions	143	--	143
Adjustment to reserve	(65)	--	(65)
Cash payments	(203)	(712)	(915)
Balance at December 31, 2003	$--	$1,569	$1,569

Provisions	--	--	--
Adjustment to reserve	--	(926)	(926)
Cash payments	--	(369)	(369)
Balance at December 31, 2004	$--	$274	$274

Provisions	--	--	--
Adjustment to reserve	--	--	--
Cash payments	--	(75)	(75)
Balance at December 31, 2005	$--	$199	$199

At December 31, 2005, $106 was included in other accrued liabilities, and $93 was included in other long-term liabilities on the consolidated balance sheet.

Guarantees.

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as, anticipated sales return and warranty claims based on experience. As of December 31, 2004 our reserve for sales returns and warranties was as follows:

	Balance at December 31, 2003	Provision	Utilized	Balance at December 31, 2004

Accrued sales returns and warranties	$1,851	$2,359	$(1,509)	$2,701

As of December 31, 2005, our reserve for sales returns and warranties was as follows:

	Balance at December 31, 2004	Provision	Utilized	Balance at December 31, 2005

Accrued sales returns and warranties	$2,701	$720	$(1,865)	$1,556

These amounts are included in other accrued liabilities in the Company’s consolidated balance sheets.

Indemnification obligations.

The Company's By-Laws require it to indemnify its officers and directors, as well as those who act as directors and officers of other entities, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. The indemnification obligations are more fully described in the Company’s By-Laws. The Company purchases insurance to cover claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company's By-Laws and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these indemnifications and the estimated fair value of these indemnifications is not considered to be material.

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

NOTE 3 - FINANCING AGREEMENTS

On December 18, 2003, the Company entered into definitive investment agreements for a new bank loan guarantee and equity-financing package of up to $7.5 million with Needham, affiliates of the Investors and PBF. The agreements enabled the Company to receive up to $3,000 in new borrowings under its line of credit facility with PBF, supported by guarantees provided by Needham, in two separate allotments of $2,250 and $750; and to receive $4,500 from the issuance of equity in two separate tranches of $1,500 and $3,000. The new borrowings and the purchase of each equity tranche were subject to certain conditions, including, among other things, the receipt of concessions by the Company from creditors and landlords, the completion of certain restructuring actions and the achievement of cash flow break-even at quarterly revenue levels below those of third quarter 2003.

Needham provided the $2,250 and $750 guarantees on December 18, 2003 and January 15, 2004, respectively. In exchange for the guarantees the Company issued two allotments of warrants, both for 941 shares of common stock, on the date of the guarantees (See Note 9 - Warrants).

On February 20, 2004, the parties amended and restated the investment agreement to provide that the Company would issue and sell to the Investors an aggregate of $4,500 of convertible notes in one tranche instead of Series A convertible preferred shares in two separate tranches. The convertible notes were convertible into Series A convertible preferred stock, which is convertible into common stock. In connection with the convertible notes, the Company issued warrants for 1,694 shares of common stock.

On November 4, 2004, Needham and its Affiliates received a total of 9,155 shares of the Company’s common stock upon exercise of the warrants. In exercising the warrants, the Needham entities elected to use a “cashless exercise option” in which 99 of the shares underlying the warrants were surrendered in lieu of paying the exercise price in cash. The warrants were originally exercisable for 9,254 shares of the Company’s common stock at an exercise price was $0.01 per share of common stock. The value of the 99 shares of common stock surrendered was based upon the average trading price on November 3, 2004 of the Company’s common stock on the Over-the-Counter Bulletin Board Market.

On November 24, 2004, Dolphin exercised warrants to purchase a total of 4,627 shares of the Company’s common stock. The exercise price was $0.01 per share of common stock. Dolphin paid $46 in cash as the exercise price.

On December 31, 2004, Needham and its Affiliates and Dolphin elected to convert all outstanding principal of, and accrued but unpaid interest on, their secured convertible promissory notes of the Company into shares of the Company’s Series A 10% Cumulative Preferred Stock. The Convertible Notes by their terms were convertible at the option of the holders into Series A Stock at a rate of one share for each $1.00 of principal or interest converted. The aggregate principal amount of the Convertible Notes converted by the Note Holders was $4,500 and interest accrued thereon as of the time of conversion was $392. The aggregate number of shares of Series A Stock issued as a result of the conversion was 4,893. In particular, Needham and its Affiliates received 3,262 shares; and, Dolphin received 1,631 shares.

The Series A Shares have a stated value of $1.00 per share and are entitled to cumulative dividends of 10% per year, payable at the discretion of the Company’s board of directors. Each share of Series A Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the sum of its stated value plus any accumulated but unpaid dividends, divided by the conversion price of the Series A Shares. The conversion price of the Series A Shares is $1.00 per share and is subject to the adjustment in the event of any stock dividend, stock split, reverse stock split or combination affecting such shares. The Series A Shares also have anti-dilution protection that adjusts the conversion price downwards using a weighted-average calculation in the event Southwall issues certain additional securities at a price per share less than the closing price per share of the common stock. Each share of Series A Stock is convertible into one share of common stock (such conversion rate is subject to adjustment upon certain events).

So long as any Series A Shares are outstanding, unless all accrued dividends have been paid, the Company is generally prohibited from taking certain actions. Except for certain matters with respect to which the approval of the holders of a majority of the Series A Shares voting separately as a class is required, the holders of the Series A Stock have no voting rights. Upon a liquidation or dissolution of the Company (and for these purposes a sale of all or substantially all of the Company’s assets or the acquisition of the Company by another entity are considered liquidation events), the holders of the Series A Stock are entitled to be paid a liquidation preference equal to $1.00 per share plus accumulated but unpaid dividends, out of assets legally available for distribution to stockholders. As of December 31, 2005, $490 has been accrued in dividends and is included in other accrued liabilities in the accompanying balance sheet.

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

•
Conversion. Each of the Series A shares is convertible into common stock at any time at the option of the holder. Each of the Series A shares is convertible into a number of shares of common stock equal to the sum of its stated value plus any accumulated but unpaid dividends, divided by the conversion price of the Series A shares. The conversion price of the Series A shares is $1.00 per share and is subject to adjustment in the event of any stock dividend, stock split, reverse stock split or combination affecting such shares. The Series A shares also have anti-dilution protection that adjusts the conversion price downwards using a weighted-average calculation in the event we issue certain additional securities at a price per share less than the closing price per share of our common stock on any stock exchange on which our common stock is listed. Each Series A share is initially convertible into one share of common stock. If the closing price of our common stock on any stock exchange on which our common stock is listed is $4.00 or more per share (subject to appropriate adjustment if a stock split, reverse split or similar transaction is affected) for 30 consecutive days, all outstanding Series A shares shall automatically be converted.

•	Redemption. The Series A shares are not redeemable.

NOTE 4 - LINE OF CREDIT

On April 28, 2005, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo HSBC Trade Bank, N.A. (the “Bank”). The Credit Agreement provides for two facilities. All amounts borrowed under both facilities under the Credit Agreement must be repaid on or before May 31, 2006.

The first facility is a revolving line of credit under which we may from time to time borrow up to $3 million, subject to satisfaction of certain conditions. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% per annum or LIBOR plus 1% per annum, at our option. We borrowed approximately $3.0 million from this facility on April 28, 2005, which amount remained outstanding as of December 31, 2005.

The second facility is a formula line under which we may, from time to time, borrow up to $3 million, subject to certain conditions, with advances of up to 80% of eligible accounts receivable. Amounts borrowed under the second facility bear interest at the prime rate minus 0.25% per annum. We may borrow under the second facility only if we meet certain financial covenants. As of December 31, 2005, we met these financial covenants. There was no amount outstanding under the second facility at December 31, 2005.

All borrowings under both facilities are collateralized by our inventory, receivables, raw material, and work in progress. In addition, the first facility under the Credit Agreement is collateralized by a letter of credit posted by Needham & Company, one of our stockholders.

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

NOTE 5 - TERM DEBT

The Company's term debt consisted of the following:

			Balance at December 31,	Due in
Description	Rate		2005	2006
Term debt:
German bank loan dated May 12, 1999	6.13	%(1)	$1,609	$402
German bank loan dated May 28, 1999	7.10	%(2)	2,949	--
German bank loan dated May 28, 1999	3.75%		337	337
German bank loan dated May 28, 2000	7.15	%(3)	1,321	278
German bank loan dated August 14, 1999 (due June 30, 2009)	5.75%		1,991	--
Settlement agreement dated February 20, 2004		(4)	1,900	300
Total term debt			10,107	$1,317
Less current portion			1,317
Term debt, non-current			$8,790

(1)	Interest rate was reset to the then prevailing market rate.

(2)	Interest rate will be reset to the then prevailing market rate in 2009.

(3)	Interest rate will be reset to the then prevailing market rate in 2006.

(4)	Interest rate was 4% for 2005, and will increase by one percentage point per year until 2010.

Settlement agreement

During 1999, Southwall entered into a master equipment sale-leaseback agreement with a leasing company, Matrix Funding Corporation ("lessor"). The Company was in dispute with the lessor over the interpretation of certain terms of the lease agreement and withheld lease payments due from March 2001 until February 2004. The lessor notified the Company that it considered the Company to be in default and in January 2002 drew down on a letter of credit in the amount of $0.5 million that collateralized the Company's obligations. In May 2002, a suit was filed against the Company by an agent of the successor to the lease demanding payment of unpaid lease payments and alleged residual values. (See Note 11- Commitments and Contingencies.) In February 2004, the Company entered into a settlement agreement with the agents pursuant to which the Company agreed to pay an aggregate of $2.0 million bearing interest at a stepped rate. The settlement required the Company to make an interest payment in 2004, and beginning in 2005, to make quarterly principal payments of between $75,000 and 125,000, plus interest payments until 2010. At December 31, 2005, the carrying value of the liability was $4,254 ($1,900 of principal, plus $2,354 of accrued interest). The agreement included a confession of judgment, whereby the Company acknowledges that it would owe damages of $5,900 in the event of payment defaults under the settlement agreement.

The Company performed an assessment under SFAS 15 and EITF 02-04 to assess whether this debt restructuring constituted a troubled debt restructuring. The Company concluded that the debt restructuring was in fact a troubled debt restructuring as the Company was in financial difficulty and the lessors had granted a concession to the Company, under the definitions of such conditions as set forth in EITF 02-04. The reduction in the amount of the debt indicated that a concession had been granted. SFAS 15 requires an assessment of the total future cash payments specified by the new terms of the debt, including principal, interest and contingent payments. If the payments are less than the carrying amount of the payable, the Company should reduce the carrying amount to an amount equal to the total future cash payments specified by the new terms and should recognize a gain on restructuring of payables equal to the amount of the reduction. In its assessment, management factored in the $5,900 confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring. The carrying value of the debt remains on the consolidated balance sheet and the liability will be reduced as payments are made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment. Based on a SFAS 5 determination, when the Company considers default probable, the liability would be increased to the $5,900 confession of judgment value. The excess of the carrying value over the $2,000 was recorded in other long-term liabilities on the balance sheet. The remaining balance at December 31, 2005 is $1,900.

Loans from German Banks

On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to 3,100 Euros ($3,900). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in Euros after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum until December 31, 2005, after which it will be revised to the prevailing rate. Of the borrowings outstanding of $1,609 under this bank loan at December 31, 2005, $1,207 was classified as non-current in the accompanying consolidated balance sheet.

On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds were made available in three tranches, and were used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at December 31, 2005; the Company is current with respect to all principal and interest payments due under the loan agreement. Under the first tranche, the Company borrowed 2,500 Euros ($3,200) for a term of twenty years beginning on May 28, 1999. The principal is repayable in Euros beginning after ten years in twenty equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years, after which time the rate will be adjusted to a current prevailing rate. Of the borrowings outstanding under this tranche of $2,949 at December 31, 2005, $2,949 was classified as non-current in the accompanying balance sheet. Under the second tranche, the Company borrowed 1,700 Euros ($2,100) for a term of seven years beginning May 28, 1999 and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bears fixed interest at 3.75% per annum for the period of seven years. At December 31, 2005, the amount due under this second tranche was $337, and $0 was classified as a non-current liability. Under the third tranche, the Company borrowed 2,100 Euros ($2,700) for a term of ten years beginning on May 28, 2000, and the principal is repayable after one year, in 36 equal quarterly payments. The loan bears fixed interest of 7.15% per annum for the first five years, after which time the rate will be adjusted to a current prevailing market rate. At December 31, 2005, the amount due was $1,321; of this amount, $1,043 was classified as non-current in the accompanying balance sheet.

On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to 1,700 Euros ($2,300). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in Euros. Fifty percent of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as a non-current asset "Restricted cash loans" in the accompanying balance sheet. The amount due under this bank loan at December 31, 2005 was $1,991, which was classified as a non-current liability in the accompanying balance sheet.

The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary. The dollar equivalent value of the remaining balances for the preceding German bank loans has been calculated using the Euro exchange rate as of December 31, 2005.

Scheduled principal payments of term debt for the next five years and thereafter, are as follows:

Amount

2006	$1,317
2007	981
2008	980
2009	3,318
2010	1,004
Thereafter	2,507
Total	$10,107

The Company incurred total interest on indebtedness of $1,156, $2,300, and $1,600 in 2005, 2004 and 2003, respectively.

NOTE 6 - GOVERNMENT GRANTS AND INVESTMENT ALLOWANCES

The Company has an agreement to receive cash grant awards (the "Grant"), which was approved by the Saxony government in May 1999. As of December 31, 2005, the Company had received approximately 5,000 Euros ($5,000 at historical rate) under this Grant since 1999 and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden manufacturing facility. Additionally, as of December 31, 2005, the Company had a balance remaining from the government grants received in May 1999 of 335 Euros ($396), which has been recorded as an advance and held as restricted cash until the Company receives approval from the Saxony government to apply the funds to reduce its capital expenditures.

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

If the Company fails to meet the above requirements, the Saxony government has the right to demand repayment of the Grant. In addition to the Grant, the Company is further eligible for cash investment allowances from the Saxony government calculated based on the total projected capital investment by the Company in its Dresden facility of 47,000 Euros ($59,400), subject to European Union regulatory approval. During 2000, 2001, 2002, 2003, 2004 and 2005 the Company received 1,200 Euros ($1,500), 2,500 Euros ($3,200), 1,200 Euros ($1,500), 1,300 Euros ($1,600), 400 Euros ($500), and 158 Euros ($190), respectively, in investment allowances from the Saxony government, and those proceeds were applied to reduce the capitalized construction cost of the Dresden facility. These investment allowances are subject to the following requirements:

(a)
The movable and immovable assets, the acquisition costs of which are taken into account in determining the investment allowance, shall be employed within the subsidized territory for a period of at least five years following the acquisition or production; and

(b)
The movable assets, the acquisition costs of which are taken into account in determining the increased investment allowance, shall remain in a business that is engaged in the processing industry, or in a similar production industry, for a period of at least five years following the acquisition or production.

If the Company fails to meet the above requirements, the Saxony government has the right to demand repayment of the allowances. The Grants and investment allowances, if any, that the Company is entitled to seek from the Saxony government vary from year to year based upon the amount of capital expenditures that meet the above requirements. Generally, Southwall is not eligible to seek total investment grants for any year in excess of 33% of its eligible capital expenditures for that year. The Company cannot guarantee that it will be eligible for or receive additional grants or allowances in the future. As of December 31, 2005, we were in compliance with the requirements mentioned above.

NOTE 7 - INCOME TAXES

For financial reporting purposes, “Income (loss) before provision for income taxes” included the following components for the years then ended December 31:

	2005	2004		2003

Domestic	$1,826	$	(1,893)	$(43,847)
Foreign	1,523		2,322	2,236
Total	$3,349		$429	$(41,611)

The provision for income taxes for the years then ended December 31, 2005, 2004 and 2003 consist of the following:

	2005	2004	2003
Current:
Federal	$--	$--	$--
State	(17)	32	18
Foreign	554	525	316
Total current	$537	$557	$334

Deferred:
Federal	$--	$--	$--
State	--	--	--
Foreign	(508)	57	347
Total deferred	$(508)	$57	$347
Total provision	$29	$614	$681

The income tax provision relates primarily to foreign taxes, foreign withholding taxes on royalty payments and state minimum tax obligations.

The effective income tax rate differs from the federal statutory rate as a result of foreign taxes and valuation allowances established for deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,
	2005	2004
Deferred Tax Assets (Liabilities):

Federal and state net operating losses	$12,160	$12,112
Research, MIC, and other tax credits	1,822	2,422
Accruals	2,191	3,473
Depreciation and amortization	5,545	4,341
Foreign temporary differences	118	(397)
Other	--	--
Net deferred tax assets	21,836	21,951
Deferred tax assets valuation allowance	(21,718)	(22,348)
Net deferred tax asset (liability)	$118	$(397)

The 2005 net deferred tax asset is included in other current assets and the 2004 net deferred tax liability is included in other accrued liabilities in the accompanying balance sheets.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets for U.S. components have been fully offset by a valuation allowance. The valuation allowance decreased by $630 for the period ended December 31, 2005.

As of December 31, 2005, the Company has net operating loss carry forwards for federal income tax purposes of approximately $33,606, which expire beginning in the year 2006 through 2026. The Company also has California net operating loss carry forwards of approximately $6,915, which expire beginning in the year 2006 through 2016.

The Company has federal and California research and development tax credits of $590 and $1,205, respectively. The federal research credits will begin to expire in the year 2019 and the California research credits have no expiration date. The Company also has California Manufacturers’ Investment Credit of $339, a portion of which is currently expiring yearly.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 8 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS COMPENSATION

Stock Option Plans

The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 1997 Stock Incentive Plan and the 1998 Stock Option Plan for employees, board members and consultants. The board of directors adopted the 1998 Stock Option Plan for employees and consultants on August 6, 1998. The Compensation Committee of the board of directors administers the plans and agreements. The exercise price of options granted under the 1997 and 1998 plans must be at least 85% of the fair market value of the stock at the date of grant.

Options granted under the plans prior to October 2004 generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or three months after the optionee terminates his relationship with the Company. In October 2004, the board of directors changed the vesting. Grants from and after October 2004 under both plans vest at a rate of 25% after six months and then evenly monthly thereafter for the remaining 42 months.

As of December 31, 2005, there were 2,578 shares of common stock available for grant under the two stock option plans.

The activity under the option plans, combined, was as follows:

	Options	Range of Exercise Price	Weighted Average Exercise Price
Options outstanding at January 1, 2003	1,953	$2.13 - $15.00	$5.64

Granted	719	$0.88 - $ 2.28	1.65
Exercised	--	--	--
Cancelled or expired	(585)	$1.92 - $15.00	5.18
Options outstanding at December 31, 2003	2,087	$1.56 - $11.50	4.39

Granted Adjustments	300	$0.88 - $ 0.88	0.88
Granted	2,379	$0.50 - $ 1.81	0.95
Exercised	--	--	--
Cancelled or expired	(727)	$0.50 - $15.00	4.01
Options outstanding at December 31, 2004	4,039	$2.13 - $15.00	4.19

Granted	2,327	$0.57 - $ 1.65	0.79
Exercised	(38)	$0.50 - $ 1.05	0.51
Cancelled or expired	(766)	$0.50 - $11.50	2.82
Granted Adjustments	10	$0.50 - $11.50	1.54
Options outstanding at December 31, 2005	5,572	$0.50 - $15.00	$1.53

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Out-standing	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50 -- $0.50	1,233	8.38	$0.50	1,023	$0.50
$ 0 52 -- $0.52	2	8.81	0.52	1	0.52
$ 0.58 -- $0.58	1,250	9.94	0.58	0	0.00
$ 0.64 -- $0.88	578	8.86	0.80	200	0.88
$ 0.89 -- $1.20	625	7.94	1.13	210	1.11
$ 1.22 -- $1.81	1,004	6.83	1.62	447	1.65
$ 1.92 -- $6.88	578	3.51	3.28	478	3.52
$ 7.00 -- $8.72	248	3.55	7.77	191	7.71
$ 9.90 -- $9.90	52	3.32	9.90	40	9.90
$15.00 --$15.00	2	3.30	15.00	1	15.00
$ 0.50 --$15.00	5,572	7.68	$1.53	2,591	$2.02

Employee Stock Purchase Plan

In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("the 1997 Plan") and reserved 100 shares of Common Stock for issuance there under. Employees, subject to certain limitations, may purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period, or the last day of the purchase period. During 2005, 2004 and 2003, 13, 7 and 21 shares, respectively, were sold under the 1997 Plan. At December 31, 2005, there were 57 shares available for issuance under the 1997 Plan.

401(k) Plan

In 1998, the Company sponsored a 401(k) defined contribution plan covering eligible employees who elect to participate. Southwall is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the board of directors. The Company matches 25% of each eligible participant's 401(k) contribution up to a maximum of 20% of the participant's compensation, not to exceed fifteen hundred dollars per year. Southwall's actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary or profit sharing contributions were made for the years ending December 31, 2005, 2004 and 2003. Matching contributions during 2005, 2004 or 2003 were $80, $100 and $100, respectively.

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

On January 19, 2004, in addition to issuing warrants to purchase 75 shares to PBF, the Company obligated itself to issue 1,597 warrants to Needham and Dolphin, the Investors, as a result of entering into a debt agreement with Teijin, as detailed below. As a result, as of January 19, 2004, the Company had insufficient authorized and un-issued shares to satisfy existing commitments had all outstanding warrants been exercised on that date, thereby triggering liability classification for all outstanding warrants.

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

Warrants issued in connection with the Letter of Intent:

In connection with the November 11, 2003 Letter of Intent signed between Needham and the Company outlining the proposed debt guarantee and equity financing, the Company issued warrants for 1,254 shares of common stock, representing 10% of the outstanding common stock of the Company, with an exercise price of $0.01 per share. The warrants were to expire on November 11, 2008 or the execution of definitive investment agreements, whichever was earlier. The warrants expired on December 18, 2003, the date of the signing of the definitive investment agreements.

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

In November 2003, the Company defaulted under its Factoring Agreements with PBF. As a result of the default, PBF was entitled to demand immediate repayment of all outstanding obligations, or to foreclose its security interest in the Company’s collateral. In consideration of PBF’s forbearance from exercising its rights and as incentive to provide $3.0 million of borrowings under the line credit, the Company agreed to issue warrants for 250 shares of the Company’s common stock. In addition, the Company paid a forbearance fee of $70 and reimbursed PBF for $31 of legal fees. The Company determined that the fair value of the warrants was $103. The Company recorded the fair value of the warrants and the fees to debt issuance costs and amortized the amount over the life of the line of credit.

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

On January 30, 2004, the Company issued 35 warrants to PBF in exchange for PBF granting a two-week extension of its forbearance to enable the Company to execute the investment agreement. The Company determined the fair value of the warrants to be $15. The Company recorded the fair value of the warrants to debt issuance costs and amortized the amount over the life of the line of credit.

Issuance Of Warrants In Connection With The Convertible Debt:

In connection with the issuance of the convertible notes, the Company issued warrants for 1,694 shares of common stock to the investors on February 20, 2004.

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

The Company concluded that the Conversion Right qualified as an embedded derivative and did not meet the SFAS 133 scope exceptions. Therefore, the Company bifurcated and fair valued the conversion feature. The fair value of the Conversion Right was determined by management to be $820 and was recorded as a discount on the convertible notes and was amortized as interest expense over the life of the debt instrument using the effective interest rate method.

The embedded derivative was classified as a liability and was re-measured at the end of the first quarter, second quarter and third quarter of 2004. In accordance with DIG Issue A18, “Application of Market Mechanism and Readily Convertible to Cash Subsequent to the Inception or Acquisition of a Contract”, when the contract ceased to be a derivative as a result of the stockholder approval for the increase in authorized shares, the Company discontinued accounting for the conversion option at fair value separate from the debt. The liability balance for the conversion option recorded on the books resulted in an adjustment of the basis of the debt. The liability balance at October 5, 2004, the date the stockholders approved the increase in authorized shares, was $1,036. The balance of the debt discount when the debt was converted on December 31, 2004 to Series A Preferred Stock was $1,119. The net amount between the balance of the liability and the debt discount of $83 re-classed to preferred stock as a reduction of the total value of the preferred stock.

The total net value of the warrants recorded in long-term liability of $8,055 before the stockholders’ approval to increase the number of authorized and un-issued shares was re-classed to capital in excess of par value after the approval in October 2004.

NOTE 10 - SEGMENT REPORTING

Southwall operates in one segment.

The total net revenues for the automotive glass, electronic display, architectural and window film product lines were as follows:

	2005	2004	2003
Automotive glass	$19,647	$20,584	$20,297
Electronic display	14,039	20,554	19,019
Architectural	5,934	7,010	6,297
Window film	15,134	9,425	7,713
Total net revenues	$54,754	$57,573	$53,326

 The following is a summary of net revenue by geographic area (based on location of customer):

	2005	2004	2003
United States	$14,362	$12,186	$5,707
Japan	12,499	18,387	17,118
France	10,870	10,283	9,327
Pacific Rim	10,461	7,228	7,335
Germany	3,831	5,787	7,079
Rest of the world	2,731	3,702	6,760
Total net revenues	$54,754	$57,573	$53,326

Southwall operates from facilities located in the United States and Germany. Long-lived assets were as follows:

	December 31,
	2005	2004
United States	$667	$21
Germany	16,190	21,089
Consolidated	$16,857	$21,110

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain property and equipment as well as its facilities under noncancellable operating and capital leases. These leases expire at various dates through 2008. As of December 31, 2005, the future minimum payments under these leases are as follows:

Year Ending December 31,	Operating Leases
2006	$1,586
2007	239
2008	11
2009	8
Future minimum lease payments	$1,844

Rent expense under operating leases was approximately $861, $1,600 and $2,200 in 2005, 2004 and 2003, respectively. On January 19, 2006, the Company announced its plans to close its Palo Alto manufacturing facility (see Note 13 Subsequent Events). As a result of this decision, the Company is in negotiation with its landlord to decommission and surrender these premises. No liability has been recognized at this time because the Company cannot ascertain the fair value of any potential obligation to the landlord because the settlement date and method of settlement for our obligation have not been specified, and the Company currently does not have sufficient information to reasonably estimate any potential obligation. The Company believes that it can resolve this issue with the landlord and will pay for any potential obligations in 2006. It is possible that our estimate of our lease obligation could change in the near term.

On February 19, 2004, the Company entered into the second amendment to the lease for this Palo Alto facility. This amendment reflected a payment schedule for a rent deferral for this facility. In January of 2006, the Company paid off approximately $1.2 million of this deferred rent.

Contingencies

The Company was named as a defendant, along with Bostik, Inc., in an action captioned WASCO Products, Inc. v. Southwall Technologies, Inc. and Bostik, Inc., Civ. Action No. C 02 2926 SBA, which was filed in Federal District Court for the Northern District of California on June 18, 2002. We were served with the Complaint in this matter on July 1, 2002. The plaintiff filed the matter as a class action on behalf of all entities and individuals in the United States who manufactured and/or sold and warranted the service life of insulated glass units manufactured between 1989 and 1999, which contained Southwall Heat Mirror film and were sealed with a specific type of sealant manufactured by Bostik, Inc. The plaintiff alleged that the sealant provided by Bostik, Inc. was defective, resulting in elevated warranty replacement claims and costs. The plaintiff asserted claims against us for breach of an implied warranty of fitness, misrepresentation, fraudulent concealment, negligence, negligent interference with prospective economic advantage, breach of contract, unfair business practices and false or misleading business practices. The plaintiff sought recovery on behalf of the class of $100 million for damages allegedly resulting from elevated warranty replacement claims, restitution, injunctive relief, and non-specific compensation for lost profits. By Order entered December 22, 2003, the Court dismissed all claims against us. The plaintiff has filed a notice of appeal to the Ninth Circuit Court of Appeals. On January 13, 2006, the Court of Appeals affirmed the lower court decision. On January 26, 2006, the plaintiff filed a petition for rehearing with the Ninth Circuit Court of Appeals. In March of 2006, the Ninth Circuit Court of Appeals denied the plaintiff’s petition. A percentage of the Company’s defense costs are being paid by its insurance carriers under reservation of rights. It is not possible to predict how Plaintiff’s claims will be resolved, whether the Company will be found liable, or the nature and extent of Plaintiff’s alleged damages.

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

On June 13, 2002, Plaintiff Charles Ikekwere (“Plaintiff”) filed a Complaint against the Company in the Superior Court of California in and for the County of Santa Clara, Case No. CV808644. Mr. Ikekwere is a former employee of the Company. Plaintiff’s Complaint alleged claims for race discrimination, national origin discrimination, retaliation, medical condition discrimination, breach of contract, breach of fiduciary duty, fraud, negligence, intentional infliction of emotional distress, and punitive damages. The Company challenged the sufficiency of certain of Plaintiff’s allegations, which caused him to file a First Amended Complaint alleging essentially the same claims. The Company also challenged certain of Plaintiff’s allegations in his First Amended Complaint, which caused him to file a Second Amended Complaint. Following the Company’s legal challenges to Plaintiff’s Second Amended Complaint, the following claims remain at issue in the litigation: (1) race discrimination; (2) national origin discrimination; (3) retaliation; (4) medical condition discrimination; (5) breach of contract; (6) violation of California Constitution Article I; and (7) fraud and deceit. In light of certain deposition testimony given by Plaintiff, the Company removed this matter to Federal Court on January 6, 2004. The basis for the Company’s removal was that certain of Plaintiff’s allegations were preempted by the Employee Retirement Income and Security Act (ERISA). On February 4, 2004, Plaintiff filed a Motion to Remand the case to State Court, which the Court denied. Plaintiff subsequently amended his Second Amended Complaint to add a claim under ERISA. The parties have almost completed all discovery, with just one deposition remaining. The parties have finished expert discovery. The Company has filed a summary judgment motion, which, if granted, will dispose of the entire action. If Plaintiff defeats the Company’s summary judgment motion, trial is scheduled for July 2006. Until discovery is completed and the Court rules on the Company’s summary judgment motion, it is not possible to predict how Plaintiff’s claims will be resolved, whether the Company will be found liable, or the nature and extent of Plaintiff’s alleged damages.

In addition, we are involved in certain other legal actions arising in the ordinary course of business. We believe, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, our consolidated financial position, results of operations or cash flows.

NOTE 12 - IMPAIRMENT OF LONG-LIVED ASSETS

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

During 2005 and 2004, the Company recovered $170 and $1,513, respectively, from the sale of a previously written-down machine.

NOTE 13 - SUBSEQUENT EVENTS

On January 19, 2006, we commenced restructuring actions to improve our cost structure for 2006 and beyond. These actions include the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. We will transfer our U.S. manufacturing operations to the European site located in Dresden, Germany in the first half of 2006. The reduction in force will affect approximately 40 positions, or 22% of Southwall's total worldwide headcount. Severance costs associated with these positions are estimated to be approximately $0.3 million. After this reduction, Southwall will employ approximately 40 people in non-manufacturing positions at our site in California and 90 people in Germany and 7 in various remote sales offices.

The Company plans to vacate its current Palo Alto facility, which also serves as its headquarters and houses its research and development, sales and marketing and general and administrative functions. The Company intends to relocate to another Silicon Valley facility for these functions. Under the current lease agreement, which expired on January 31, 2006, the Company is obligated to decommission and surrender its manufacturing premises. The Company is in negotiation with the landlord regarding its obligation to decommission and surrender these premises and no liability has been recognized at this time because the Company cannot ascertain the fair value of this obligation at December 31, 2005 (See Note 11 Commitments and Contingencies). On February 19, 2004, the Company entered into the second amendment to the lease for this Palo Alto facility. This amendment reflected a payment schedule for a rent deferral for this facility. In January of 2006, the Company paid off approximately $1.2 million of this deferred rent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation and Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and vice president of finance, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2005. Based on this evaluation, our chief executive officer and vice president of finance concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and vice president of finance, as appropriate to allow timely decisions regarding required disclosure.

(b)
Report on Internal Control Over Financial Reporting. We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting and an attestation from an independent registered public accounting firm in our Annual Report on Form 10-K beginning with the filing for our fiscal year ending December 31, 2007.

(c)
Changes in Internal Controls. There were no changes during 2005 in our internal controls over financial reporting that have materially effected, or are reasonably likely to materially affect, the internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this annual report as we intend to file a proxy statement (the “Proxy Statement”) for our Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in that proxy statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, and the remainder is contained in the Proxy Statement under the heading “Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors is contained in the Proxy Statement under the heading “Corporate Governance” and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)	(1)	Financial Statements. The following Financial Statements of Southwall Technologies Inc. are filed as part of this Form 10-K:

(2)	Financial Statement Schedule.

Schedule II - Valuation and qualifying accounts and reserves (amounts in thousands):

Description	Balance at Beginning of Year	Additions		Deductions		Balance at End of Year
2005
Inventory reserves	$1,254	$1,531		$2,205	(2)	$580
Allowance for Doubtful Accounts	$292	$--		$84	(2)	$208
Reserves for warranty and sales returns	$2,701	$720	(1)	$1,865	(2)	$1,556
Tax valuation allowance	$22,348	$--		$630	(2)	$21,718

2004
Inventory reserves	$1,440	$2,129		$2,315	(2)	$1,254
Allowance for Doubtful Accounts	$778	$--		$486	(2)	$292
Reserves for warranty and sales returns	$1,851	$2,359	(1)	$1,509	(2)	$2,701
Tax valuation allowance	$29,521	$--		$7,173	(2)	$22,348

2003
Inventory reserves	$988	$908		$456	(2)	$1,440
Allowance for Doubtful Accounts	$552	$275		$49	(2)	$778
Reserves for warranty and sales returns	$2,069	$2,271	(1)	$2,489	(2)	$1,851
Tax valuation allowance	$14,671	$14,850		$--		$29,521

(1)	Charged against revenue.
(2)	Reserves utilized during the year.

(3)	Exhibits.

Reference is made to the Exhibit Index, which follows the signature pages of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the day of March 29, 2006.

SOUTHWALL TECHNOLOGIES INC.

By:	/s/ Thomas G. Hood
Thomas G. Hood
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, as of March 29, 2006.

Signature	Title
/s/Thomas G. Hood Thomas G. Hood	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/Sylvia Kamenski Sylvia Kamenski	Vice President of Finance (Principal Accounting Officer)

/s/George Boyadjieff George Boyadjieff	Chairman, Board of Directors

/s/William A. Berry William A. Berry	Director

/s/Jami K. Nachtsheim Jami K. Nachtsheim	Director

/s/Joseph B. Reagan Joseph B. Reagan	Director

/s/Walter C. Segdwick Walter C. Segdwick	Director

/s/Peter E. Salas Peter E. Salas	Director

EXHIBIT INDEX
Exhibit No.	Exhibit
3.1(1)	Restated Certificate of Incorporation of the Company.
3.1.1(30)	Amendment to Amended and Restated Certificate of Incorporation of the Company
3.2(1)	By-laws of the Company.
3.3(26)	Amended and Restated Certificate of Designation, Preferences and Rights of Series A 10% Cumulative Preferred Stock of the Company filed with the Secretary of State of Delaware on January 30, 2004.
10.35.1(11)	Lease Agreement for the facilities at 3941 East Bayshore Road, dated October 7, 1999, between the Company and Straube Associates, Inc.
10.36(1)	Lease Agreement for the facilities at 3961 East Bayshore Road, dated March 20, 1979, between the Company and Allan F. Brown and Robert V. Brown.
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

10.60.2(27)	Surrender and Termination Agreement for the facilities at 3977- 3995 East Bayshore Road Palo Alto, California, dated February 19, 2004, between the Company and Judd Properties, LLC.
10.71(4)	Lease Agreement for the facilities at 3780 Fabian Way, Palo Alto, California, dated June 11, 1990, between the Company and The Fabian Building.
10.72(4)	License Agreement between Mitsui and the Company, dated December 28, 1990.
10.72.1(19)	Amendment to the License Agreement dated as of December 28, 1990 between Mitsui and the Company, dated August 2000.
10.78(5)	Amendment to property lease dated February 2, 1994 to extend lease period on building at 3961 E. Bayshore Road, Palo Alto, California. Original lease filed as Exhibit No. 10.36 above.
10.92(9)*	The Company's 1997 Stock Incentive Plan.
10.93(10)*	The Company's 1997 Employee Stock Purchase Plan, as amended.
10.94(12)*	The Company's October 22, 1999 Severance Policy in the Event of a Merger.
10.99(15)*	1998 Stock Plan for Employees and Consultants.
10.103(15)	German bank loan dated May 12, 1999.
10.104(15)	German bank loan dated May 28, 1999.
10.105(22)	German bank loans dated May 28, 1999 and December 1, 1999.
10.106(15)	German bank loan due June 30, 2009.
10.107(15)	German bank loan dated June 29, 2000.
10.108(15)	German bank loan dated July 10, 2000.
10.109(15)	German bank loans dated December 18, 2000 and December 19, 2000.
10.111(19)	Master Lease Agreement between Matrix Funding Corporation and the Company, dated July 19, 1999.
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

10.139(28)	Third Amendment to Domestic Factoring Agreement, dated April 29, 2004.
10.140	Lease agreement for the facilities at 3780 Fabian Way, Palo Alto, CA, dated October 04, 2005 between the Company, Richard Christina and Diane Christina.
10.141	Lease agreement for the facilities at 2629B Terminal Boulevard, Mountain View, CA, dated July 14, 2005 between the Company and Dymond Development Company, LLC.
14(27)	Code of Ethics.
21(15)	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm (Burr, Pilger & Mayer LLP).
23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer
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