Form 10-Q
period 2006-03-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2006-05-15
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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

Applicable only to Issuers Involved in Bankruptcy
Proceeding During the Preceding Five Years

Indicate by check mark whether the registrant has filed documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐

As of May 1, 2006, there were 26,949,201 shares of the Registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION
Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,117	$6,600
Restricted cash	398	402
Accounts receivable, net of allowance for doubtful accounts of $203 at March 31, 2006 and $208 at December 31, 2005	6,293	6,780
Inventories, net	7,258	5,879
Other current assets	909	982
Total current assets	19,975	20,643

Property, plant and equipment, net	16,929	16,857
Restricted cash loans	1,021	995
Other assets	1,126	1,146
Total assets	$39,051	$39,641

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt	$1,171	$1,317
Line of credit	2,996	2,996
Accounts payable	2,551	1,402
Accrued compensation	990	1,161
Other accrued liabilities	4,518	5,076
Total current liabilities	12,226	11,952

Term debt	8,728	8,790
Government grants advanced	398	396
Other long term liabilities	2,585	2,564
Total liabilities	23,937	23,702

Commitments and contingencies (Note 5)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at March 31, 2006 and December 31, 2005, respectively (Liquidation preference: $5,505 and $5,383 at March 31, 2006 and December 31, 2005, respectively)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 26,893 shares and 26,793 shares outstanding at March 31, 2006 and December 31, 2005, respectively	27	27
Capital in excess of par value	78,007	77,828
Accumulated other comprehensive income:
Accumulated translation adjustment	2,856	2,532
Accumulated deficit	(70,586)	(69,258)
Total stockholders’ equity	10,304	11,129

Total liabilities, preferred stock and stockholders’ equity	$39,051	$39,641

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended
	March 31, 2006	April 3, 2005

Net revenues	$10,034	$15,647
Cost of revenues	6,366	11,270

Gross profit	3,668	4,377

Operating expenses:
Research and development	1,646	696
Selling, general and administrative	2,562	2,026
Impairment recoveries for long-lived assets	-	(170)
Restructuring charges	452	-

Total operating expenses	4,660	2,552
Income (loss) from operations	(992)	1,825

Interest expense, net	(192)	(271)
Other income (expenses), net	150	292

Income (loss) before provision for income taxes	(1,034)	1,846

Provision for income taxes	293	147

Net income (loss)	(1,327)	1,699

Deemed dividend on preferred stock	122	123

Net income (loss) attributable to common stockholders	$(1,449)	$1,576

Net income (loss) per share:

Basic	$(0.05)	$0.06
Diluted	$(0.05)	$0.05

Shares used in computing net income (loss) per share:
Basic	26,825	26,613
Diluted	26,825	33,181

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31, 2006	April 3, 2005

Cash flows from operating activities:
Net income (loss)	$(1,327)	$1,699
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income tax	82	-
Impairment recoveries from long-lived assets	-	(170)
Depreciation and amortization	518	623
Stock compensation	231	91
Change in assets and liabilities:
Deferred revenues	(8)	(8)
Accounts receivable, net	487	(334)
Inventories, net	(1,379)	(8)
Other current and non current assets	69	(570)
Accrued restructuring	421	-
Accrued liabilities—deferred rent	(1,192)	-
Accounts payable and accrued liabilities	1,110	(764)

Net cash (used in) provided by operating activities	(988)	559

Cash flows from investing activities:
Decrease in restricted cash	5	191
Proceeds from sale of property, plant and equipment	-	170
Expenditures for property, plant and equipment	(168)	(136)

Net cash provided by (used in) investing activities	(163)	225

Cash flows from financing activities:
Repayments under capital lease	-	(4)
Proceeds from exercise of stock options	-	19
Principal payments on borrowings	(422)	(812)
Investment credit in Germany	(9)	(5)

Net cash used in financing activities	(431)	(802)

Effect of foreign exchange rate changes on cash	99	(10)

Net decrease in cash and cash equivalents	(1,483)	(28)
Cash and cash equivalents, beginning of period	6,600	4,547

Cash and cash equivalents, end of period	$5,117	$4,519

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1--Interim Period Reporting:

The accompanying interim condensed consolidated financial statements of Southwall Technologies Inc. (“Southwall” or the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Southwall and its subsidiaries for all periods presented. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 29, 2006. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

The Company uses a 52-week fiscal year ending on December 31. The quarters ended March 31, 2006 and April 3, 2005 each included 13 weeks.

Note 2--Inventories, Net:

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of revenues. At March 31, 2006 and December 31, 2005, inventories consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$3,754	$3,482
Work-in-process	1,603	1,409
Finished goods	1,901	988
	$7,258	$5,879

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

Index

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share.  Accordingly, stock options to purchase 1,800 shares at a weighted average price of $3.82 per share were excluded from the computation of diluted weighted average shares outstanding for the three-month period ended April 3, 2005.

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. Accordingly, for the three-month period ended March 31, 2006, there was no difference between the denominators used for the calculation of basic and diluted net income (loss) per share. For the three-month period ended March 31, 2006, there were 5,680 options outstanding and excluded from the net loss per share calculation. Tables summarizing net income (loss) attributable to common stockholders, for diluted net income (loss) per share, and shares outstanding are shown below (in thousands):

	Three months ended
	March 31, 2006	April 3, 2005
Net income (loss) attributable to common stockholders-basic	$(1,449)	$1,576
Add: Deemed dividend on preferred stock	122	123
Net income (loss) attributable to common stockholders-diluted	$(1,327)	$1,699

Weighted average common shares outstanding-basic	26,825	26,613
Dilutive effect of warrants	-	357
Dilutive effect of performance shares	-	149
Dilutive effect of Series A preferred shares	-	4,893
Dilutive effect of stock options	-	1,169
Weighted average common shares outstanding - diluted	26,825	33,181

Note 4 - Segment Reporting:

Southwall operates in one segment.

The total net revenues for the automotive glass, electronic display, window film and architectural product lines for the three-month periods ended March 31, 2006 and April 3, 2005 were as follows (in thousands):

	Three months ended
	March 31, 2006	April 3, 2005
Automotive glass	$2,879	$6,385
Electronic display	2,491	4,079
Window film	3,452	3,646
Architectural	1,212	1,537
Total net revenues	$10,034	$15,647

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three-month periods ended March 31, 2006 and April 3, 2005, respectively (in thousands):

	Three months ended
	March 31, 2006	April 3, 2005
United States	$3,647	$3,716
Japan	2,108	3,799
France	142	3,323
Pacific Rim	2,915	2,562
Germany	779	1,345
Rest of the world	443	902
Total net revenues	$10,034	$15,647

Index

Note 5--Commitments and Contingencies:

Commitments

On January 19, 2006, the Company announced its plans to close its Palo Alto manufacturing facility. As a result of this decision, the Company is in negotiation with its landlords to decommission and surrender these premises. The Company has recognized $0.2 million of liability on one of its buildings. No liability has been recognized with respect to the second building at this time because the Company cannot ascertain the fair value of any potential obligation to this landlord because the settlement date and method of settlement for our obligation have not been specified, and the Company currently does not have sufficient information to reasonably estimate any potential obligation. The Company believes that it can resolve this issue with this landlord and will pay for any potential obligations in the second half of 2006. It is possible that our estimate of our lease obligation could change in the near term.

On February 19, 2004, the Company entered into the second amendment to the lease for the second building. The amendment reflected a payment schedule for a rent deferral for this legal agreement. In January of 2006, the Company paid off approximately $1.2 million of this deferred rent. As of March 31, 2006, there was no deferred rent outstanding.

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

In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

Note 6--Stock-Based Compensation:

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 1997 Stock Incentive Plan and the 1998 Stock Option Plan for employees, board members and consultants. The Board of Directors adopted the 1998 Stock Option Plan for employees and consultants on August 6, 1998. The Compensation Committee of the Board of Directors administers the plans and agreements. The exercise price of options granted under the 1997 and 1998 plans must be at least 85% of the fair market value of the stock at the date of grant. Options granted under the 1998 plan prior to October 2004 generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or three months after the optionee terminates his relationship with the Company. Options granted under the 1997 plan prior to October 2004 generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or eighteen months after the optionee terminates his relationship with the Company. In October 2004, the board of directors changed the vesting. Grants from and after October 2004 under both plans vest at a rate of 25% after six months and then evenly monthly thereafter for the remaining 42 months. The Company also has an Employee Stock Purchase Plan (ESPP) that allows employees, subject to certain limitations, to purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period, or the last day of the purchase period. As of March 31, 2006, the Company had approximately 2,527 shares of common stock reserved for future issuance under our stock option plans and ESPP.

On January 1, 2006, the Company adopted the provisions of SFAS 123R, “Shared-Based Payment” (SFAS 123R), requiring it to recognize expense related to the fair value of our stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognized compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

Index

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations (in thousands):
___________________
Three months ended March 31, 2006
Cost of sales	$11
Research and development	54
Selling, general and administrative	162
Stock-based compensation expense before income taxes	227
Income tax benefit	-
Total stock-based compensation expense after income taxes	$227

Net cash proceeds from the exercise of stock options were none and $19 for the three months ended March 31, 2006, and April 3, 2005, respectively. No income tax benefit was realized from stock option exercises during the three months ended March 31, 2006, and April 3, 2005. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123R, the Company applied SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company’s net income (loss). As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three-month period ended April 3, 2005 (in thousands, except per share amounts):

Three months ended April 3, 2005
Net income attributable to common stockholders:	___________________
As reported	$1,576
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	91
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(153)
Pro forma net income attributable to common stockholders	$1,514

Index

Net income attributable to common stockholders per share:

As reported - basic	$0.06
Pro forma - basic	$0.06

As reported - diluted	$0.05
Pro forma - diluted	$0.05

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2006, and April 3, 2005, respectively:

	Three months ended
	March 31, 2006	April 3, 2005
Expected life (in years)	1.9	1.4
Interest value	4.63%	3.56%
Volatility	109%	116%
Dividend	-	-
Weighted-average fair value at grant date	$0.36	$0.45

The Company’s computation of expected volatility for the quarter ended March 31, 2006 is based on historical volatility. The Company’s computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

Stock option activity for the three months ended March 31, 2006, was as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	5,572	$1.53
Grants	190	0.68
Exercises	-	-
Forfeitures or expirations	82	3.70
Outstanding at March 31, 2006	5,680	$1.47	7.58	$899
Exercisable at March 31, 2006	3,098	$1.89	6.40	$428

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Southwall’s closing stock price on the last trading day of its first quarter of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of Southwall’s stock. Total intrinsic value of options exercised is zero for the three months ended March 31, 2006. Total fair value of options vested is $69 for the three months ended March 31, 2006.

As of March 31, 2006, $943 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of 1.9 years.

Index

Note 7 - Restructuring:

In December 2002, we implemented a reduction in force at our Palo Alto location and elected to vacate certain buildings in Palo Alto. As a result of these actions, we incurred a restructuring charge of $2,624 in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto that we no longer occupy. In 2003, we recorded a credit to operating expenses of $65 as a result of modifications to the severance packages of certain employees. On January 19, 2006, we commenced restructuring actions to improve our cost structure. These actions include the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. As a result of these actions, we incurred a restructuring charge of $452 during the first quarter of 2006 relating to employee severance packages, and related charges.

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activities as well as activity during the three-month periods ended March 31, 2006 and April 3, 2005 (in thousands):

	Restructuring Plan 2006		Restructuring Plan 2002
	Severance and Benefits	Facilities Related and Other	Facilities Related	Total
Balance at January 1, 2005	$-	$-	$274	$274
Provisions	-	-	-	-
Adjustment to reserve	-	-	-	-
Cash payments	-	-	-	-
Balance at April 3, 2005	$-	$-	$274	$274

	Severance and Benefits	Facilities Related and Other	Facilities Related	Total

Balance at January 1, 2006	$-	$-	$199	$199
Provisions	375	77	-	452
Adjustment to reserve	-	-	-	-
Cash payments	(11)	(20)	-	(31)
Balance at March 31, 2006	$364	$57	$199	$620

At March 31, 2006, $527 was included in other accrued liabilities, and $93 was included in other long-term liabilities on the condensed consolidated balance sheet.

Note 8 - Guarantees:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The activity in the reserve for sales returns and warranties account during the three-month periods ended March 31, 2006 and April 3, 2005 was as follows (in thousands):

	Balance at December 31, 2004	Provision	Utilized	Balance at April 3, 2005
Accrued sales returns and warranty	$2,701	$58	$(564)	$2,195

	____________
	Balance at December 31, 2005	Provision	Utilized	Balance at March 31, 2006
Accrued sales returns and warranty	$1,556	$(86)	$(166)	$1,304

Index

These amounts are included in other accrued liabilities in the condensed consolidated balance sheets.

Note 9 - Comprehensive Income:

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

The total comprehensive income (loss) at March 31, 2006, December 31, 2005, and April 3, 2005 was as follows (in thousands):

	March 31, 2006	December 31, 2005	April 3, 2005
Foreign Currency Translation Adjustment	$324	$(1,826)	$(670)
Net Income (Loss)	(1,327)	3,320	1,699
Other Comprehensive Income (Loss)	$(1,003)	$1,494	$1,029

Index

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors”, set forth in Item 1A, and in our Annual Report on Form 10-K for the year ended December 31, 2005. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

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

Restructuring and financing activities. As a consequence of the decline in our revenues and negative cash flows in 2003, we implemented several cost cutting and business restructuring activities during 2003 and 2004. These activities, which included employee layoffs and the closure of several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. During the fourth quarter of 2003 and the first quarter of 2004, we agreed to new payment terms with all of our major creditors and vendors, which extended or reduced our payment obligations. We also issued $4.5 million of convertible promissory notes and warrants to investors. The convertible promissory notes were converted to Series A preferred shares and the warrants were exercised for shares of common stock in the fourth quarter of 2004. On January 19, 2006, we commenced restructuring actions to improve our cost structure. These actions include the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. We expect to reduce its total operating expenses by approximately $4 million on an annual basis from these restructuring activities. As a result of these actions, we incurred a restructuring charge of $452 during the first quarter of 2006 relating to employee severance packages, and related charges (see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements—Restructuring).

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

Our three largest customers in the automotive glass and window film markets include Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 45%, 54% and 50% of our total revenues during the first three months of 2006, 2005 and 2004, respectively.

Index

Under our agreement with Globamatrix, as amended, Globamatrix agreed to a 2004 minimum purchase commitment of $9.0 million of product. For each year after 2004 through and including 2011, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix is obligated to purchase $11.3 million of products in 2006. During the first quarter of 2006, Globamatrix purchased approximately $3.4 million of product.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. From 2002 to 2005, our sales returns provision has averaged approximately 2.8% to 4.5% of gross revenues. During 2005, our sales returns provision has averaged approximately 3.4% of our gross revenues due to fewer quality claims received during the period. During the first three months of 2006, our sales returns provision has averaged approximately 1.7% of our gross revenues due to fewer quality claims received during the period.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events cannot be forecasted with certainty and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to revenue recognition, allowance for doubtful accounts and sales returns, valuation of inventories, assessment of probability of the outcome of current litigation, restructuring costs, impairment charge for long-lived assets and accounting for income taxes. We believe the policies disclosed are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the first three months of fiscal 2006 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10-K, except as noted below.

Stock Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected lives.

Three Months Ended March 31, 2006 compared with Three Months Ended April 3, 2005

Results of Operations

Net revenues. Our net revenues for the three months ended March 31, 2006 and April 3, 2005 were $10.0 million and $15.6 million, respectively. The decline in revenues affected all of our market segments as described below.

Index

Our net revenues in the window film market decreased by $0.2 million, or 5%, from $3.6 million in the first quarter of 2005 to $3.4 million in the same period in 2006. In the second half of 2005, we stopped converting (cutting the film to the customer’s specifications) one of our window film product models and agreed with our customers that they would complete this process. This resulted in a decline in average sales prices for the TX product line and the decrease in window film market net revenues.

Our net revenues in the electronic display market decreased by $1.6 million, or 39%, from $4.1 million in the first quarter of 2005 to $2.5 million in the same period of 2006. The decrease was due to the termination of the AR product line ($0.4 million), a decline in demand for Silver reflector film for the LCD back-light market ($0.6 million) and reduced average sales prices on film sold to Mitsui for Plasma Display Panel, or PDP, filters ($0.6 million). An overall decrease in the average selling prices for PDP products resulted in price pressures on all suppliers in the market.

Our net revenues in the automotive market decreased by $3.5 million, or 55%, from $6.4 million in the first quarter of 2005 to $2.9 million in the same period of 2006. The decrease was primarily due to a reduction in demand throughout the first quarter by Saint Gobain as a result of their large inventory build-up at 2005 year end.

Our net revenues in the architectural market decreased by $0.3 million, or 21%, from $1.5 million in the first quarter of 2005 to $1.2 million in the same period of 2006. The decrease was due to softness in the Asian market and a decreased demand from our U.S. customers due to inventory build-up at year-end.

Cost of revenues. Cost of revenues consists of materials and subcontractor services, labor and manufacturing overhead. Cost of revenues was $6.4 million in the first quarter of 2006 compared to $11.3 million in the same period of 2005. The decrease in cost of revenues was primarily due to lower revenues, transfer of production to our lower cost German manufacturing facility, and improved yields for the products that were manufactured in Palo Alto.

Gross profit and gross margin. Our gross profit decreased $0.7 million from $4.4 million in the first quarter of 2005 to $3.7 million in the same period of 2006. As a percentage of sales, gross profit increased from 28% in the first quarter of 2005 to 37% in the same period in 2006 due to lower overall manufacturing costs as detailed above.

Operating expenses

Research and development. Research and development expenses increased $1 million from $0.7 million in the first quarter of 2005 to $1.65 million in the same period of 2006. The 136% increase from year to year was due primarily to an increase in labor and employee benefits costs as a result of expanding our engineering organization. In June 2005, we hired a new Chief Technology Officer and Senior Vice President, and a new Director of Engineering for the automotive market. In September 2005, we hired a new Director of Engineering for the electronic display market. In addition, we spent more on research and development materials in the first quarter of 2006 than in the same period in 2005. We expect to continue investing into research and development in 2006 at the same level of expenditure as in the first quarter of 2006. In 2005, we began development and sampling of a new class of films with improved performance that we believe will be beneficial across our product lines. We also initiated significant research and development into thin film technology that we anticipate will enable Southwall to produce products for new applications and markets.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses increased $0.5 million from $2.0 million in the first quarter of 2005 to $2.56 million in the same period of 2006. The increase in general and administrative expenses in 2006 was primarily due to the stock based compensation expense of $0.2 million, higher legal expense, and building decommission expense of $0.2 million recorded in the first quarter of 2006.

Index

Impairment recoveries from long-lived assets. In the first quarter of 2005, we recorded the recovery of $0.2 million of previously recorded impairment charges related to the final payment from the sale of a production machine which was impaired in the third quarter of 2003. There were no such recoveries in the first quarter of 2006.

Restructuring. On January 19, 2006, we commenced restructuring actions to improve our cost structure. These actions include the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. As a result of these actions, we incurred a restructuring charge of $452 during the first quarter of 2006 relating to employee severance packages, and related charges. We don’t expect any restructuring activities for the rest of 2006. There was no such restructuring charge in the first quarter of 2005.

Income (loss) from operations. Income from operations decreased $2.8 million from the income of $1.8 million in the first quarter of 2005 to the loss of $1.0 million in the same period of 2006. The decrease was primarily due to a decrease in revenue, increase in research and development costs, recognition of the stock based employee compensation expense, and a restructuring charge in the first quarter of 2006 as detailed above.

Interest expense, net. Interest expense, net decreased $0.1 million from $0.3 million in the first quarter of 2005 to $0.2 million in the same period of 2006. The decrease in interest expense was primarily attributable to less outstanding debt during the first quarter of 2006 compared to the same period in 2005.

Other income, net. In the first quarter of 2005 and 2006, other income, net, primarily relates to our German subsidiary, Southwall Europe GmBH, or SEG. In the first quarter of 2006, SEG received a lower energy and waste rebate refund than in the same period in 2005. Other income, net, also reflects foreign exchange transaction gains and losses in the first quarter of 2006 and 2005. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. In the first quarter of 2006, other income, net, was $0.2 million, a decrease of $0.1 million from $0.3 million in the same period in 2005.

Income (loss) before provision for income taxes. We recorded a pre-tax loss of $1.0 million in the first quarter of 2006 and a pre-tax income of $1.8 million in the first quarter of 2005. The decrease of $2.8 million was primarily due to a decrease in revenue, increase in research and development costs, recognition of the stock based employee compensation expense, a restructuring charge, and a lower other income, net, in the first quarter of 2006.

Provision for income taxes. The increase in the provision for income taxes in the first quarter of 2006 compared to the same period in 2005 is related to higher taxable income in 2006 in SEG as this subsidiary no longer has net operating losses to offset net taxable income.

Net income (loss). In the first quarters of 2006 and 2005, we recorded a net loss of $1.3 million and a net income of $1.7 million, respectively. The decrease of $3.0 million was primarily due to a decrease in revenue, an increase in research and development costs, recognition of the stock based employee compensation expense, a restructuring charge, a lower other income, net, and a higher income tax provision in the first quarter of 2006.

Deemed dividend on preferred stock. We accrued $0.1 million of deemed dividend on preferred stock in the first quarter of 2006. The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A preferred stock accrues cumulative dividends at the rate of 10% per annum.

Index

Liquidity and capital resources.

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents decreased $1.5 million from $6.6 million at December 31, 2005 to $5.1 million at March 31, 2006. Cash used in operating activities of $1.0 million for the first three months of 2006 was primarily the result of net loss of $1.3 million, increase in inventories of $1.4 million, decrease in accrued liabilities of $1.2 million due to a deferred rent payment and partially offset by non-cash depreciation of $0.5 million, stock compensation of $0.2 million, decreases in accounts receivable of $0.5 million, increase in accrued restructuring of $0.4 million and an increase in accounts payable and accrued liabilities of $1.1 million. Cash provided from operations for the first quarter of 2005 of $0.6 million was primarily the result of net income of $1.7 million and non-cash depreciation of $0.6 million, partially offset by impairment recoveries from long-lived assets of $0.2 million and increases in accounts receivable of $0.3 million, other current and non-current assets of $0.6 million and a decrease in accounts payable and accrued liabilities of $0.8 million.

Cash used in investing activities for the first three months of 2006 was $0.2 million and was the result of capital expenditures. Cash provided by investing activities for the first quarter of 2005 of $0.2 million was primarily the result of a decrease in restricted cash of $0.2 million and proceeds from the sale of fixed asset of $0.2 million, partially offset by capital expenditures of $0.1 million.

Cash used in financing activities for the first three months of 2006 was $0.4 million and was primarily the result of payments of $0.4 million on our borrowings. Cash used in financing activities for the first quarter of 2005 of $0.8 million was the result of repayments under capital leases and repayments of notes payable.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of March 31, 2006, we had received 5.0 million Euros or $5.0 million at historical exchange rate of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets in our Dresden manufacturing facility. Additionally, as of March 31, 2006, we had a balance remaining from the government grants we are entitled to receive of 0.3 million Euros, or $0.4 million, which has been recorded as an advance and held as restricted cash until we receive approval from the Saxony government to apply the funds to reduce our capital expenditures. If we fail to meet certain requirements in connection with these grants, the Saxony government has the right to demand repayment of the grants. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek investment grants and allowances in the aggregate for any year in excess of 33% of our eligible capital expenditures in Germany for that year. We expect to continue to finance a portion of our capital expenditures in Dresden with additional grants from the Saxony government and additional loans from German banks, some of which may be guaranteed by the Saxony government. However, we cannot guarantee that we will be eligible for or will receive additional grants in the future from the Saxony government.

Borrowing arrangements

On April 28, 2005, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo HSBC Trade Bank, N.A. (the “Bank”). The Credit Agreement provides for two facilities. All amounts borrowed under both facilities under the Credit Agreement must be repaid on or before May 31, 2006. It is our intention to renew this credit facility in May 2006.

Index

The first facility is a revolving line of credit under which we may from time to time borrow up to $3 million, subject to satisfaction of certain conditions. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% per annum or LIBOR plus 1% per annum, at our option. We borrowed approximately $3.0 million from this facility on April 28, 2005 which amount remained outstanding as of March 31, 2006.

The second facility is a formula line under which we may, from time to time, borrow up to $3 million, subject to certain conditions, with advances on up to 80% of eligible accounts receivable. Amounts borrowed under the second facility bear interest at the prime rate minus 0.25% per annum. We may borrow under the second facility only if we meet certain financial covenants. As of March 31, 2006, we met these financial covenants. There is no balance outstanding under the second facility.

All borrowings under both facilities are collateralized by our inventory, receivables, raw material and work in progress. In addition, the first facility under the Credit Agreement is collateralized by a letter of credit posted by Needham & Company, one of our stockholders.

The terms of the Credit Agreement, among other things, limit our ability to (i) incur, assume or guarantee additional indebtedness in excess of $12.9 million (other than pursuant to the Credit Agreement), (ii) pay dividends or repurchase stock (except up to $0.6 million per year of dividends on preferred stock), (iii) incur liens upon the collateral pledged to the bank, (iv) make any loans or advances to, or investments in, any person or entity outside the ordinary course of business, (v) merge, consolidate, sell or otherwise dispose of all or a substantial or material portion of our assets, (vi) enter into transactions with affiliates, and (vii) make acquisitions other than up to an aggregate amount of $3 million and (viii) to make capital expenditures in any fiscal year in excess of $1.5 million.

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

Capital expenditures

We expect to spend approximately $1.5 million in 2006 on upgrades and refurbishment of our production machines and research and development tools. We spent approximately $0.2 million in capital expenditures during the first three months of 2006.

Index

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, line of credit, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at March 31, 2006 (in thousands):

		Less			Greater
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Term debt (1)	$9,899	$1,171	$1,996	$4,160	$2,572
Line of credit	2,996	2,996	--	--	--
Operating leases (2)	593	380	208	5	--
Total contractual cash obligations	$13,488	$4,547	$2,204	$4,165	$2,572

(1)	Represents loan agreements with Portfolio Financing Servicing Company, Wells Fargo Bank and several German banks.

(2)	Represents the remaining rents owed on a building we rent in Palo Alto and Mountain View, California.

Index

Item 3--Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to 1.0% above the bank LIBOR rate (which was 4.875% at March 31, 2006) and is calculated based on amounts borrowed under the facility. In addition, the interest rate on one of our German loans has been reset to the prevailing market rate of 5.75% and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would have had an effect of about $21,000 on our interest expense for the first quarter of 2006.

Investment risk: We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any of our floating rate securities would have had an adverse effect of less than $10,000 for the first quarter of 2006.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 63% of our total sales in the first three months of 2006. Approximately 16% of our international revenues were denominated in Euros relating to sales from our Dresden operation in the first quarter of 2006. The other 84% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $0.3 million on net revenues for the first three months of 2006 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been immaterial.

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

You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under "Risk Factors" and under “Risk Factors” in our 2005 Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe the expectations reflected in our forward-looking statements are reasonable as of the date they are being made, we cannot guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we, nor any other person, assume responsibility for the future accuracy and completeness of these forward-looking statements.

Index

Item 4--Controls and Procedures

(a)
Evaluation and Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and vice president of finance, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2006. Based on this evaluation, our chief executive officer and vice president of finance concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and vice president of finance, as appropriate to allow timely decisions regarding required disclosure.

(b)
Report on Internal Control Over Financial Reporting. We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting and an attestation from an independent registered public accounting firm in our Annual Report on Form 10-K beginning with the filing for our fiscal year ending December 31, 2007.

(c)
Changes in Internal Controls. There were no changes during the first three months of 2006 in our internal controls over financial reporting that have materially effected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Index

PART II--OTHER INFORMATION

Item 1--Legal Proceedings

Litigation filed against the Company was described under Item 3 in the Company's Form 10-K filed on March 29, 2006. No other material developments have occurred with respect to the litigation described therein.

In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on Southwall's business, Southwall's consolidated financial position, results of operations or cash flows.

Item 1A--Risk Factors

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10K for the year ended December 31, 2005 and filed with the SEC on March 29, 2006.

Financial Risks

Our working capital position, financial commitments and historical performance may raise doubt about our ability to have positive earnings in the future.

We incurred net losses in the first quarter of 2006, and in 2004 and 2003 and negative cash flows from operations in the first quarter of 2006 and in 2003. These factors together with our working capital position and our significant debt service and other contractual obligations at December 31, 2005, may raise doubt about our ability to restore profitable operations, generate cash flow from operating activities and obtain additional financing. These and other factors related to our business during recent years, our past failure to comply with covenants in our financing agreements and our voluntary delisting from NASDAQ in March 2004 may make it difficult for us to secure the required additional borrowings on favorable terms or at all. We intend to seek additional borrowings or alternative sources of financing; however, difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures and ability to comply with the terms of government grants.

Covenants or defaults under our credit and other loan agreements may prevent us from borrowing or force us to curtail our operations.

As of March 31, 2006, we had total outstanding obligations under our credit and other loan agreements of $12.9 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

Index

We expect to be subject to increased foreign currency risk in our international operations.

In 2003, 2004, 2005 and during the first quarter of 2006, approximately 34%, 31%, 32% and 23% of our revenues, respectively, were denominated in euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily Japanese Yen.

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

Our ten largest customers accounted for approximately 79%, 82%, 79% and 84% of net revenues during the first quarter 2006 and in 2005, 2004 and 2003, respectively. We expect to continue to derive a significant portion of our net sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology—direct-to-glass sputtering—as an alternative to our window films, which in 2003 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

Fluctuations or slowdowns in the overall electronic display industry have and may continue to adversely affect our revenues.

Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. For example, during the first quarter of 2006, we experienced a decrease of 39% from the first quarter of 2005 in our net revenues in the electronic display market primarily due to lower demand for our sputtered thin film filter products for Plasma Display Panel products due to increased competition, and we expect this trend to continue. Mitsubishi Electric was the only CRT manufacturer that buys our anti-reflective, or AR, film and it decided to consolidate all of the manufacturing of this product to Japan. In connection with that consolidation, Mitsubishi ceased production of the 17" AR product in its Mexico plant during the third quarter of 2003. In 2005, we stopped converting (cutting the film to the customer’s specifications) one of our window film product models and agreed with our customers that they would complete this process. This resulted in a decline in average sales prices for the TX product line and the decrease in window film market net revenues.

Index

Our business is susceptible to numerous risks associated with international operations.

Revenues from international sales amounted to approximately 63%, 74%, 79% and 89% of our net revenues during the first quarter of 2006 and in 2005, 2004 and 2003, respectively. The distance between our two manufacturing sites creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws and regulatory requirements;
•	potentially adverse tax consequences; and
•	global economic turbulence and political instability.

Index

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

Dated: May 15, 2006
Southwall Technologies Inc.

	By:	/s/ Thomas G. Hood
Thomas G. Hood
President and Chief Executive Officer

	By:	/s/ Sylvia Kamenski
Sylvia Kamenski
Vice President of Finance