Form 10-Q
period 2006-06-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2006-08-11
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-15930
___________________

SOUTHWALL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2551470 (I.R.S. Employer Identification Number)

3788 Fabian Way, Palo Alto, California (Address of principal executive offices)	94303 (Zip Code)

Registrant's telephone number, including area code: (650) 798-1200
___________________

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

As of August 1, 2006, there were 26,957,001 shares of the registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION
Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$4,211	$6,600
Restricted cash	342	402
Accounts receivable, net of allowance for doubtful accounts of $133 at June 30, 2006 and $208 at December 31, 2005	5,961	6,780
Inventories, net	5,067	5,879
Other current assets	866	982
Total current assets	16,447	20,643

Property, plant and equipment, net	17,338	16,857
Restricted cash loans	1,073	995
Other assets	1,162	1,146
Total assets	$36,020	$39,641

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt	$1,214	$1,317
Line of credit	2,996	2,996
Accounts payable	992	1,402
Accrued compensation	670	1,161
Other accrued liabilities	4,195	5,076
Total current liabilities	10,067	11,952

Term debt	8,832	8,790
Government grants advanced	342	396
Other long term liabilities	2,480	2,564
Total liabilities	21,721	23,702

Commitments and contingencies (Note 5)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at June 30, 2006 and December 31, 2005, respectively (Liquidation preference: $5,626 and $5,383 at June 30, 2006 and December 31, 2005, respectively)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 26,957 shares and 26,793 shares outstanding at June 30, 2006 and December 31, 2005, respectively	27	27
Capital in excess of par value	78,057	77,828
Accumulated other comprehensive income:
Accumulated translation adjustment	3,377	2,532
Accumulated deficit	(71,972)	(69,258)
Total stockholders’ equity	9,489	11,129

Total liabilities, preferred stock and stockholders’ equity	$36,020	$39,641

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005

Net revenues	$11,337	$15,172	$21,371	$30,819
Cost of revenues	7,268	9,788	13,634	21,058

Gross profit	4,069	5,384	7,737	9,761

Operating expenses:
Research and development	2,071	1,017	3,717	1,713
Selling, general and administrative	2,525	2,331	5,087	4,357
Impairment charge (recoveries) for long-lived assets	208	-	208	(170)
Restructuring charges	259	-	711	-

Total operating expenses	5,063	3,348	9,723	5,900

Income (loss) from operations	(994)	2,036	(1,986)	3,861

Interest expense, net	(189)	(297)	(381)	(568)
Other income (expenses), net	29	(159)	179	133

Income (loss) before provision for income taxes	(1,154)	1,580	(2,188)	3,426

Provision for income taxes	233	185	526	332

Net income (loss)	(1,387)	1,395	(2,714)	3,094

Deemed dividend on preferred stock	122	120	244	243

Net income (loss) attributable to common stockholders	$(1,509)	$1,275	$(2,958)	$2,851

Net income (loss) per share:

Basic	$(0.06)	$0.05	$(0.11)	$0.11
Diluted	$(0.06)	$0.04	$(0.11)	$0.09

Shares used in computing net income (loss) per share:
Basic	26,939	26,782	26,882	26,697
Diluted	26,939	33,094	26,882	33,138

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30, 2006	July 3, 2005

Cash flows from operating activities:
Net income (loss)	$(2,714)	$3,094
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income tax	61	-
Impairment charge (recoveries) from long-lived assets	208	(170)
Depreciation and amortization	1,124	1,134
Stock compensation	372	45
Change in assets and liabilities:
Deferred revenues	(16)	(17)
Accounts receivable, net	859	246
Inventories, net	812	1,274
Other current and non current assets	80	443
Accrued restructuring	83	-
Accrued liabilities—deferred rent	(1,192)	-
Accounts payable and accrued liabilities	(958)	(1,850)

Net cash (used in) provided by operating activities	(1,281)	4,199

Cash flows from investing activities:
Decrease in restricted cash	53	237
Proceeds from sale of property, plant and equipment	97	170
Expenditures for property, plant and equipment	(644)	(406)

Net cash (used in) provided by investing activities	(494)	1

Cash flows from financing activities:
Repayments under capital lease	-	(5)
Proceeds from exercise of stock options	32	19
Principal payments on borrowings	(697)	(986)
Payments on line of credit	-	(2,975)
Borrowings on line of credit	-	2,996
Investment credit in Germany	(84)	(22)

Net cash used in financing activities	(749)	(973)

Effect of foreign exchange rate changes on cash	135	(146)

Net (decrease) increase in cash and cash equivalents	(2,389)	3,081
Cash and cash equivalents, beginning of period	6,600	4,547

Cash and cash equivalents, end of period	$4,211	$7,628

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Interim Period Reporting:

The accompanying interim condensed consolidated financial statements of Southwall Technologies Inc. (“Southwall” or the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Southwall and its subsidiaries for all periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 29, 2006. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

In 2005, the Company used a 52-week fiscal year ending on December 31. In 2006, the Company changed to a fiscal calendar year ending on December 31 with fiscal quarters ending on March 31, June 30, and September 30. The second fiscal quarters of 2006 and 2005 ended on June 30, 2006 and July 3, 2005, respectively. The July 3, 2005 quarter included 13 weeks.

Note 2—Inventories, Net:

In January 2006, the Company changed its inventory valuation method from the first-in, first-out method to the average cost method. With the closing of the Company’s Palo Alto, California manufacturing facility and all production now being performed in our German subsidiary’s facility, the use of the average cost method was deemed preferable as it both accommodates our German subsidiary’s statutory reporting requirements and fairly approximates actual costs. In addition, the impact of the change was $0.3 million which the Company considers immaterial.

Inventories are stated at the lower of cost (determined by the average method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of revenues. At June 30, 2006 and December 31, 2005, inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$3,033	$3,482
Work-in-process	799	1,409
Finished goods	1,235	988
	$5,067	$5,879

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

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share.  Accordingly, stock options to purchase 1,844,000 shares at an average price of $4.61 per share were excluded from the computation of diluted weighted average shares outstanding for the three and six-month periods ended July 3, 2005.

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. Accordingly, for the three and six-month periods ended June 30, 2006, there was no difference between the denominators used for the calculation of basic and diluted net income (loss) per share. For the three and six-month periods ended June 30, 2006, there were 5,994,000 options, 360,000 warrants, and 4,893,000 preferred shares outstanding and excluded from the net loss per share calculation. Tables summarizing net income (loss) attributable to common stockholders, for diluted net income (loss) per share, and shares outstanding are shown below (in thousands):

	Three months ended		Six months ended
	June 30,	July 3,	June 30,	July 3,
	2006	2005	2006	2005
Net income (loss) attributable to common stockholders-basic	$(1,509)	$1,275	$(2,958)	$2,851
Add: Deemed dividend on preferred stock	122	120	244	243
Net income (loss) attributable to common stockholders-diluted	$(1,387)	$1,395	$(2,714)	$3,094

Weighted average common shares outstanding-basic	26,939	26,782	26,882	26,697
Dilutive effect of warrants	-	357	-	357
Dilutive effect of performance shares	-	-	-	75
Dilutive effect of Series A preferred shares	-	4,893	-	4,893
Dilutive effect of stock options	-	1,062	-	1,116
Weighted average common shares outstanding - diluted	26,939	33,094	26,882	33,138

Note 4 - Segment Reporting:

Southwall operates in one segment.

The total net revenues for the automotive glass, electronic display, window film and architectural product lines for the three and six-month periods ended June 30, 2006 and July 3, 2005 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
Automotive glass	$3,828	$4,937	$6,707	$11,322
Electronic display	3,270	3,297	5,761	7,376
Window film	3,004	5,481	6,456	9,127
Architectural	1,235	1,457	2,447	2,994
Total net revenues	$11,337	$15,172	$21,371	$30,819

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three and six-month periods ended June 30, 2006 and July 3, 2005, respectively (in thousands):

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
United States	$3,532	$3,995	$7,179	$7,711
Japan	3,201	2,631	5,309	6,430
France	1,286	3,170	1,428	6,493
Pacific Rim	1,786	3,523	4,701	6,085
Germany	1,166	1,368	1,945	2,713
Rest of the world	366	485	809	1,387
Total net revenues	$11,337	$15,172	$21,371	$30,819

Note 5--Commitments and Contingencies:

Commitments

On January 19, 2006, the Company announced its plans to close its Palo Alto manufacturing facility. As a result of this decision, the Company is in negotiation with its landlord to decommission and surrender these premises. The Company has recognized $0.2 million of liability on one of its buildings. No liability has been recognized with respect to decommissioning of the second building at this time because the Company cannot ascertain the fair value of any potential obligation to this landlord because the settlement date and method of settlement for our decommissioning obligation have not been specified, and the Company currently does not have sufficient information to reasonably estimate any potential obligation. The Company believes that it can resolve this issue with this landlord and will pay for any potential obligations in the second half of 2006. It is possible that our estimate of our lease decommissioning obligation could change in the near term.

On February 19, 2004, the Company entered into the second amendment to the lease for the second building. The amendment reflected a payment schedule for a rent deferral. In January of 2006, the Company paid off approximately $1.2 million in deferred rent. As of June 30, 2006, there was no deferred rent outstanding.

Contingencies

The Company was named as a defendant, along with Bostik, Inc., in an action captioned WASCO Products, Inc. v. Southwall Technologies, Inc. and Bostik, Inc., Civ. Action No. C 02 2926 SBA, which was filed in Federal District Court for the Northern District of California on June 18, 2002. The Company was served with the Complaint in this matter on July 1, 2002. The plaintiff filed the matter as a class action on behalf of all entities and individuals in the United States who manufactured and/or sold and warranted the service life of insulated glass units manufactured between 1989 and 1999, which contained Southwall Heat Mirror film and were sealed with a specific type of sealant manufactured by Bostik, Inc. The plaintiff alleged that the sealant provided by Bostik, Inc. was defective, resulting in elevated warranty replacement claims and costs. The plaintiff asserted claims against the Company for breach of an implied warranty of fitness, misrepresentation, fraudulent concealment, negligence, negligent interference with prospective economic advantage, breach of contract, unfair business practices and false or misleading business practices. The plaintiff sought recovery on behalf of the class of $100 million for damages allegedly resulting from elevated warranty replacement claims, restitution, injunctive relief, and non-specific compensation for lost profits. By Order entered December 22, 2003, the Court dismissed all claims against the Company. The plaintiff appealed to the Ninth Circuit Court of Appeals. On January 13, 2006, the Court of Appeals affirmed the lower court decision. On January 26, 2006, the plaintiff filed a petition for rehearing with the Ninth Circuit Court of Appeals. In March of 2006, the Ninth Circuit Court of Appeals denied the plaintiff’s petition. On May 26, 2006 the plaintiff filed a petition for writ of certiorari to the United States Supreme Court. The Supreme Court has not ruled on the petition. A percentage of the Company’s defense costs are being paid by its insurance carriers under reservation of rights. It is not possible to predict how Plaintiff’s claims will be resolved or whether the Company will be found liable at this time.

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

On June 13, 2002, Plaintiff Charles Ikekwere (“Plaintiff”) filed a Complaint against the Company in the Superior Court of California in and for the County of Santa Clara, Case No. CV808644. Mr. Ikekwere is a former employee of the Company. Plaintiff’s Complaint alleged claims for race discrimination, national origin discrimination, retaliation, medical condition discrimination, breach of contract, breach of fiduciary duty, fraud, negligence, intentional infliction of emotional distress, and punitive damages. The Company challenged the sufficiency of certain of Plaintiff’s allegations, which caused him to file a First Amended Complaint alleging essentially the same claims. The Company also challenged certain of Plaintiff’s allegations in his First Amended Complaint, which caused him to file a Second Amended Complaint. Following the Company’s legal challenges to Plaintiff’s Second Amended Complaint, the following claims remain at issue in the litigation: (1) race discrimination; (2) national origin discrimination; (3) retaliation; (4) medical condition discrimination; (5) breach of contract; (6) violation of California Constitution Article I; and (7) fraud and deceit. In light of certain deposition testimony given by Plaintiff, the Company removed this matter to Federal Court on January 6, 2004. The basis for the Company’s removal was that certain of Plaintiff’s allegations were preempted by the Employee Retirement Income and Security Act (ERISA). On February 4, 2004, Plaintiff filed a Motion to Remand the case to State Court, which the Court denied. Plaintiff subsequently amended his Second Amended Complaint to add a claim under ERISA. The Company filed a summary judgment motion in March of 2006. In June of 2006 the judge granted in part and denied in part Southwall's motion for summary judgment. Southwall and Plaintiff were scheduled to go to trial in July; however, plaintiff filed a motion for a continuance, which was granted by the judge. The trial is now scheduled for December 1, 2006. Also, Southwall and Plaintiff have a Settlement Conference that is scheduled to take place in September 2006. It is not possible to predict how Plaintiff’s claims will be resolved, whether the Company will be found liable, or the nature and extent of Plaintiff’s alleged damages at this time.

In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

Note 6--Stock-Based Compensation:

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 1997 Stock Incentive Plan and the 1998 Stock Option Plan for employees, board members and consultants. The Board of Directors adopted the 1997 and 1998 Stock Option Plans on May 12, 1997 and August 6, 1998, respectively. The Compensation Committee of the Board of Directors administers the plans and agreements. The exercise price of options granted under the 1997 and 1998 plans must be at least 85% of the fair market value of the stock at the date of grant. Options granted under the 1998 plan prior to October 2004 generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or three months after the optionee terminates his relationship with the Company. Options granted under the 1997 plan prior to October 2004 generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or eighteen months after the optionee terminates his relationship with the Company. Grants from and after October 2004 until April 2006 under both plans vest at a rate of 25% after six months and then evenly monthly thereafter for the remaining 42 months. From and after April 2006 grants under both plans vest at a rate of 25% per year on each anniversary of the grant date.

The Company also has an Employee Stock Purchase Plan (ESPP) that allows employees, subject to certain limitations, to purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period, or the last day of the purchase period. The Company has decided to discontinue its ESPP in the second half of 2006.

As of June 30, 2006, the Company had approximately 2,149,000 shares of common stock reserved for future issuance under its stock option plans and ESPP.

On January 1, 2006, the Company adopted the provisions of SFAS 123R, “Shared-Based Payment” (SFAS 123R), requiring it to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six-month periods ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognized compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations (in thousands):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Cost of sales	$-	$11
Research and development	34	88
Selling, general and administrative	78	240
Stock-based compensation expense before income taxes	112	339
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$112	$339

Net cash proceeds from the exercise of stock options were immaterial for the three months ended June 30, 2006 and July 3, 2005, respectively, and immaterial for the six months ended June 30, 2006 and July 3, 2005, respectively. No income tax benefit was realized from stock option exercises during the three and six-month periods ended June 30, 2006, and July 3, 2005. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

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

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six-month periods ended July 3, 2005 (in thousands, except per share amounts):

	Three months ended	Six months ended
	July 3, 2005	July 3, 2005
Net income attributable to common stockholders:
As reported	$1,275	$2,851
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	45
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(149)	(302)
Pro forma net income attributable to common stockholders	$1,126	$2,594

Net income attributable to common stockholders per share:

As reported - basic	$0.05	$0.11
Pro forma - basic	$0.04	$0.10

As reported - diluted	$0.04	$0.09
Pro forma - diluted	$0.04	$0.09

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six-month periods ended June 30, 2006, and July 3, 2005, respectively:

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
Expected life (in years)	2.58	2.25	2.40	1.63
Risk-free interest rate	4.98%	3.75%	4.88%	3.61%
Volatility	109%	116%	109%	116%
Dividend	-	-	-	-
Weighted-average fair value at grant date	$0.44	$0.97	$0.42	$0.59

The Company’s computation of expected volatility for the quarter ended June 30, 2006 is based on historical volatility. The Company’s computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

Stock option activity for the six months ended June 30, 2006 was as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	5,572	$1.53
Grants	698	0.70
Exercises	(57)	0.50
Forfeitures or expirations	(219)	2.55
Outstanding at June 30, 2006	5,994	$1.40	7.57	$214
Vested and expected to vest at June 30, 2006	5,239	$1.48	7.34	$197
Exercisable at June 30, 2006	3,424	$1.78	6.52	$156

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Southwall’s closing stock price on the last trading day of its second quarter of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of Southwall’s stock. Total intrinsic value of options exercised was immaterial for the three and six-month periods ended June 30, 2006. Total fair value of options vested is $0.2 million and $0.3 million for the three and six-month periods ended June 30, 2006, respectively.

As of June 30, 2006, $1.0 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of approximately 1.68 years.

On May 11, 2006, the Company granted 515,000 Performance Stock Units (“PSUs”) to certain employees under the 2006 Long Term Incentive Program. In accordance with SFAS 123R, the PSUs have been valued on the date of grant based on their fair value determined under the Black-Scholes valuation model. Under the Plan, the PSUs will vest when certain milestones are met and the participants will then have immediate ownership of the PSUs, which convert to common stock of the Company on a 1:1 basis. The PSUs have no purchase price/cost to the participants and the participants must be employed with the Company on the date the milestone is achieved in order to vest. As of June 30, 2006, the milestones have not been achieved and thus no PSUs had vested. For the quarter ended June 30, 2006, an immaterial amount of compensation was recognized. The PSUs are expected to vest over a 23 month period and had a weighted average grant date fair value of $0.71 and an aggregate intrinsic value of $0.3 million as of June 30, 2006. As of June 30, 2006, $0.3 million of unrecognized compensation cost related to the PSUs is expected to be recognized over the remaining expected service period of 21 months.

Note 7 - Restructuring:

In December 2002, we implemented a reduction in force at our Palo Alto location and elected to vacate certain buildings in Palo Alto. As a result of these actions, we incurred a restructuring charge of $2.6 million in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto that we no longer occupy. In 2003, we recorded a credit to operating expenses of $0.1 million as a result of modifications to the severance packages of certain employees. On January 19, 2006, we commenced restructuring actions to improve our cost structure. These actions include the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. As a result of these actions, we incurred a restructuring charge of $0.7 million during the first half of 2006 relating to employee severance packages, and related charges.

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activities as well as activity during the six month periods ended June 30, 2006 and July 3, 2005 (in thousands):

	Restructuring		Restructuring
	Plan 2006		Plan 2002
	Severance and Benefits	Facilities Related and Other	Facilities Related	Total

Balance at January 1, 2005	$-	$-	$274	$274
Provisions	-	-	-	-
Adjustment to reserve	-	-	-	-
Cash payments	-	-	(21)	(21)
Balance at July 3, 2005	$-	$-	$253	$253

	Severance and Benefits	Facilities Related and Other	Facilities Related	Total

Balance at January 1, 2006	$-	$-	$199	$199
Provisions	375	359	-	734
Adjustment to reserve	-	(23)	-	(23)
Cash payments	(314)	(262)	(53)	(629)
Balance at June 30, 2006	$61	$74	$146	$281

At June 30, 2006, $0.2 million was included in other accrued liabilities, and a minimal amount was included in other long-term liabilities in the condensed consolidated balance sheet.

Note 8 - Guarantees:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The activity in the reserve for sales returns and warranties account during the six month periods ended June 30, 2006 and July 3, 2005 was as follows (in thousands):

	Balance at December 31, 2004	Provision	Utilized	Balance at July 3, 2005
Accrued sales returns and warranty	$2,701	$242	$(808)	$2,135

	Balance at December 31, 2005	Provision	Utilized	Balance at June 30, 2006
Accrued sales returns and warranty	$1,556	$(68)	$(333)	$1,155

These amounts are included in other accrued liabilities in the condensed consolidated balance sheets.

Note 9 - Comprehensive Income (Loss):

The Company has adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display in the financial statements of total net income (loss) and the components of all other non-owner changes in equity, referred to as comprehensive income (loss). Accordingly, the Company has reported the translation gain (loss) from the consolidation of its foreign subsidiary in comprehensive income (loss).

The components of comprehensive income (loss) for the three and six-month periods ended June 30, 2006 and July 3, 2005 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
Foreign Currency Translation Adjustment	$521	$(869)	$845	$(1,540)
Net Income (Loss)	(1,387)	1,395	(2,714)	3,094
Other Comprehensive Income (Loss)	$(866)	$526	$(1,869)	$1,554

The components of accumulated other comprehensive income were as follows at June 30, 2006 (in thousands):

Accumulated Other Comprehensive Income at December 31, 2005	$2,532
Foreign Currency Translation Adjustment	845
Accumulated Other Comprehensive Income at June 30, 2006	$3,377

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors”, set forth in Part I, Item 1A, and in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

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

Restructuring and financing activities. As a consequence of the decline in our revenues and negative cash flows in 2003, we implemented several cost cutting and business restructuring activities during 2003 and 2004. These activities, which included employee layoffs and the closure of several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. During the fourth quarter of 2003 and the first quarter of 2004, we agreed to new payment terms with all of our major creditors and vendors, which extended or reduced our payment obligations. We also issued $4.5 million of convertible promissory notes and warrants to investors. The convertible promissory notes were converted to Series A preferred shares and the warrants were exercised for shares of common stock in the fourth quarter of 2004. On January 19, 2006, we commenced restructuring actions to improve our cost structure. These actions include the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. We are targeting a reduction in our total operating expenses of approximately $4 million on an annual basis from these restructuring activities. As a result of these actions, we incurred a restructuring charge of $0.7 million during the first half of 2006 relating to employee severance packages and facility related charges (see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements—Restructuring).

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

Our three largest customers in the automotive glass and window film markets include Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 47%, 54% and 45% of our total revenues during the first six months of 2006, fiscal year 2005 and fiscal year 2004, respectively.

Under our agreement with Globamatrix, as amended, Globamatrix agreed to a 2004 minimum purchase commitment of $9.0 million of product. For each year after 2004 through and including 2011, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix is obligated to purchase $11.3 million of products in 2006. During the first six months of 2006, Globamatrix purchased approximately $6.4 million of product.

During the first six months of 2006, our revenues in the automotive market decreased due to a reduction in demand from Saint Gobain. The reduction in demand was due to the ongoing “de-contenting” (a change by auto manufacturers to make the parts in which our products are found optional features rather than standard features to control their costs) trend in the automotive industry.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. From 2003 to 2005, our sales returns provision has averaged approximately 2.5% to 4.5% of gross revenues. During the first six months of 2006, our sales returns provision has averaged approximately 1.6% of our gross revenues due to fewer quality claims received during the period.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events cannot be forecasted with certainty and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to revenue recognition, allowance for doubtful accounts and sales returns, valuation of inventories, assessment of probability of the outcome of current litigation, restructuring costs, stock-based compensation expense, impairment charge for long-lived assets and accounting for income taxes. We believe the policies disclosed are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the first six months of fiscal 2006 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10-K, except as noted below.

Valuation of Inventories

In January 2006, we changed our inventory valuation method from the first-in, first-out method to the average cost method. With the closing of our Palo Alto, California manufacturing facility and all production now being performed in our German subsidiary’s facility, the use of the average cost method was deemed preferable as it both accommodates our German subsidiary’s statutory reporting requirements and fairly approximates actual costs. In addition, the impact of the change was $0.3 million which we consider immaterial.

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

Three Months Ended June 30, 2006 compared with Three Months Ended July 3, 2005

Results of Operations

Net revenues. Our net revenues for the three months ended June 30, 2006 and July 3, 2005 were $11.3 million and $15.2 million, respectively. The decline in revenues affected all of our markets as described below.

Our net revenues in the window film product line decreased by $2.5 million, or 45%, from $5.5 million in the second quarter of 2005 to $3.0 million in the same period in 2006. In the second half of 2005, we ceased converting (processing the sputtered film into finished applied window film) for one of our window film product models and agreed with our customer that they would take over responsibility for this process. This resulted in a decline in average sales prices for the TX product line and the decrease in window film market net revenues. In addition, revenues for our other window film product lines were higher in the second quarter of 2005 due to the fact that the last shipment from the first quarter of 2005 was rescheduled into the beginning of the second quarter of 2005 at the customer’s request, resulting in unusually high sales for this product line in the second quarter of 2005.

Our net revenues in the electronic display market remained relatively unchanged in the second quarter of 2005 compared to the same period of 2006.

Our net revenues in the automotive market decreased by $1.1 million, or 22%, from $4.9 million in the second quarter of 2005 to $3.8 million in the same period of 2006. The decrease was primarily due to a reduction in demand in 2006 by Saint Gobain as a result of the ongoing “de-contenting” (a change by auto manufacturers to make the parts in which our products are found optional features rather than standard features to control their costs) trend in the automotive industry, partially offset by increases from some of our Automotive Replacement Glass customers.

Our net revenues in the architectural market decreased by approximately $0.2 million, or 15%, from $1.5 million in the second quarter of 2005 to $1.2 million in the same period of 2006. The decrease was due primarily to softness in the Asian market due to competitive pressures, particularly in the refrigeration business.

Cost of revenues. Cost of revenues consists of materials and subcontractor services, labor and manufacturing overhead. Cost of revenues was $7.3 million in the second quarter of 2006 compared to $9.8 million in the same period of 2005.  The decrease in cost of revenues was primarily due to lower revenues, transfer of production to our lower cost German manufacturing facility, and favorable variances related to the shutdown of our manufacturing facility in Palo Alto offset by inventory reserves for the window film products.

Gross profit and gross margin. Our gross profit decreased $1.3 million from $5.4 million in the second quarter of 2005 to $4.1 million in the same period of 2006. As a percentage of sales, gross profit increased from 35% in the second quarter of 2005 to 36% in the same period in 2006 due to lower overall manufacturing costs as detailed above, offset by lower margins in our electronic display products and inventory reserves for the window film products. The lower electronic display margins in 2006 when compared to 2005 were due to lower average selling prices due to increased competition in this market.

Operating expenses

Research and development. Research and development expenses increased $1.1 million from $1.0 million in the second quarter of 2005 to $2.1 million in the same period of 2006. The 104% increase from year to year was due primarily to an increase in labor and employee benefits costs as a result of expanding our engineering organization. In June 2005, we hired a new Chief Technology Officer and Senior Vice President, and a new Director of Engineering for the automotive market. In September 2005, we hired a new Director of Engineering for the electronic display market. In addition, we spent more on research and development materials in the second quarter of 2006 than in the same period in 2005. We expect expenditures relating to research and development for the remainder of 2006 to continue at the same level as in the first half of 2006. In 2005, we began development and sampling of a new class of films with improved performance that we believe will be beneficial across our product lines. We also initiated significant research and development into thin film technology that we anticipate will enable Southwall to produce new products for new applications and new markets.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses increased $0.2 million from $2.3 million in the second quarter of 2005 to $2.5 million in the same period of 2006. The increase in general and administrative expenses in the second quarter of 2006 was primarily due to the stock based compensation expense of $0.1 million and an increase in legal fees of $0.1 million.

Impairment charge (recoveries) for long-lived assets. In the second quarter of 2006, we ceased manufacturing in Palo Alto. As a result of this action, we recorded a $0.3 million impairment charge related to a production machine which was decommissioned in the second quarter of 2006. There was no such charge in the second quarter of 2005. In addition, in the second quarter of 2006, we recorded the recovery of $0.1 million of previously recorded impairment charges related to impaired long-lived assets which were sold in the second quarter of 2006. There were no such recoveries in the second quarter of 2005.

Restructuring. On January 19, 2006, we commenced restructuring actions to improve our cost structure. These actions include the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. As a result of these actions, we incurred additional restructuring charges of $0.3 million during the second quarter of 2006 primarily relating to outside services to decommission our manufacturing equipment and scrapped production materials. There was no such restructuring charge in the second quarter of 2005.

Income (loss) from operations. Income from operations decreased $3.0 million from income of $2.0 million in the second quarter of 2005 to a loss of $1.0 million in the same period of 2006. The decrease was primarily due to a decrease in revenue, increase in research and development costs, recognition of the stock based employee compensation expense, and restructuring charges and impairment charges in the second quarter of 2006 as detailed above.

Interest expense, net. Interest expense, net decreased $0.1 million from $0.3 million in the first quarter of 2005 to $0.2 million in the same period of 2006. The decrease in interest expense was primarily attributable to less outstanding debt during the second quarter of 2006 compared to the same period in 2005.

Other income, net. Other income, net, mainly reflects foreign exchange transaction gains and losses in the second quarter of 2006 and 2005. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. In the second quarter of 2006, the net exchange gain due to Euro fluctuation was not material compared to the net exchange loss of $0.2 million in the same period in 2005.

Income (loss) before provision for income taxes. We recorded a pre-tax loss of $1.2 million in the second quarter of 2006 and a pre-tax income of $1.6 million in the second quarter of 2005. The decrease of $2.7 million was primarily due to a decrease in revenue, increase in research and development costs, recognition of the stock based employee compensation expense, and restructuring and impairment charges in the second quarter of 2006.

Provision for income taxes. The increase in the provision for income taxes in the second quarter of 2006 compared to the same period in 2005 is related to higher taxable income in 2006 in our foreign subsidiary, Southwall Europe GmBH, or SEG, as this subsidiary no longer has net operating losses to offset net taxable income. In addition, our foreign subsidiary completed an income tax audit for years 1999 to 2002 and incurred additional income tax expense of $0.1 million in the second quarter of 2006.

Net income (loss). In the second quarters of 2006 and 2005, we recorded a net loss of $1.4 million and net income of $1.4 million, respectively. The decrease of $2.8 million was primarily due to a decrease in revenue, an increase in research and development costs, recognition of the stock based employee compensation expense, restructuring and impairment charges, and a higher income tax provision in the second quarter of 2006.

Deemed dividend on preferred stock. We accrued $0.1 million of deemed dividend on preferred stock in each of the second quarters of 2006 and 2005. The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A preferred stock accrues cumulative dividends at the rate of 10% per annum.

Six Months Ended June 30, 2006 compared with Six Months Ended July 3, 2005

Results of Operations

Net revenues. Our net revenues for the six months ended June 30, 2006 and July 3, 2005 were $21.4 million and $30.8 million, respectively.

Our net revenues in the window film market decreased by $2.7 million, or 29%, from $9.1 million in the first six months of 2005 to $6.5 million in the same period in 2006. In the second half of 2005, we ceased converting (processing the sputtered film into finished applied window film) for one of our window film product models and agreed with our customer that they would take over responsibility for this process. This resulted in a decline in average sales prices for one TX product line. In addition, revenues for our other window film product lines were higher in the first half of 2005 due to the fact that the last shipment from the fourth quarter of 2004 was rescheduled into the beginning of the first quarter of 2005 at the customer’s request, resulting in unusually high sales for this product line in the first six months of 2005.

Our net revenues in the electronic display market decreased by $1.6 million, or 22%, from $7.4 million in the first six months of 2005 to $5.8 million in the same period of 2006. The decrease was due to the termination of the AR product line, a decline in demand for Silver reflector film for the LCD back-light market and reduced average sales prices on film sold to Mitsui for Plasma Display Panel, or PDP, filters. An overall decrease in the average selling prices for PDP products resulted in price pressures on all suppliers in the market.

Our net revenues in the automotive market decreased by $4.6 million, or 41%, from $11.3 million in the first six months of 2005 to $6.7 million in the same period of 2006. The decrease was primarily due to a reduction in demand throughout the first six months of 2006 by Saint Gobain as a result of their large inventory build-up at 2005 year end and the ongoing “de-contenting” (a change by auto manufacturers to make the parts in which our products are found optional features rather than standard features to control their costs) trend in the automotive industry.

Our net revenues in the architectural market decreased by $0.5 million, or 18%, from $3.0 million in the first six months of 2005 to $2.4 million in the same period of 2006. The decrease was due to softness in the Asian market and a decreased demand from our U.S. customers due to inventory build-up at 2005 year-end.

Cost of revenues. Cost of revenues was $13.6 million in the first six months of 2006 compared to $21.1 million in the same period of 2005.  The decrease in cost of revenues was primarily due to lower revenues, transfer of production to our lower cost German manufacturing facility, offset by inventory reserves for the window film products.

Gross profit and gross margin. Our gross profit decreased $2.0 million from $9.8 million in the first six months of 2005 to $7.7 million in the same period of 2006. As a percentage of sales, gross profit increased from 32% in the first six months of 2005 to 36% in the same period in 2006 due to lower overall manufacturing costs as detailed above, offset by lower margins in our electronic display products and inventory reserves for the window film products.

Operating expenses

Research and development. Research and development expenses increased $2.0 million from $1.7 million in the first six months of 2005 to $3.7 million in the same period of 2006. The 117% increase from year to year was due primarily to an increase in labor and employee benefits costs as a result of expanding our engineering organization. In June 2005, we hired a new Chief Technology Officer and Senior Vice President, and a new Director of Engineering for the automotive market. In September 2005, we hired a new Director of Engineering for the electronic display market. In addition, we spent more on research and development materials in the first six months of 2006 than in the same period in 2005. We expect expenditures relating to research and development for the remainder of 2006 to continue at the same level as in the first half of 2006. In 2005, we began development and sampling of a new class of films with improved performance that we believe will be beneficial across our product lines. We also initiated significant research and development into thin film technology that we anticipate will enable Southwall to produce new products for new applications and new markets.

Selling, general and administrative. Selling, general and administrative expenses increased $0.7 million from $4.4 million in the first six months of 2005 to $5.1 million in the same period of 2006. The increase in general and administrative expenses in the first six months of 2006 was primarily due to the stock based compensation expense of $0.3 million and an increase in legal fees of $0.2 million.

Impairment charge (recoveries) for long-lived assets. As a result of our decision to cease manufacturing in Palo Alto, we recorded a $0.3 million impairment charge related to a production machine which was decommissioned in the second quarter of 2006. There was no such charge in the first six months of 2005. In addition, in the first six months of 2006, we recorded the recovery of $0.1 million of previously recorded impairment charges related to long-lived assets which were impaired in prior and current years. In the first six months of 2005, we recorded the recovery of $0.2 million of previously recorded impairment charges related to the final payment from the sale of a production machine which was impaired in the third quarter of 2003.

Restructuring. On January 19, 2006, we commenced restructuring actions to improve our cost structure. These actions include the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. As a result of these actions, we incurred a restructuring charge of $0.7 million during the first six months of 2006 relating to employee severance packages, outside services relating to decommissioning our production machine and scrapping some of our production materials. There was no such restructuring charge in the first six months of 2005.

Income (loss) from operations. Income from operations decreased $5.8 million from income of $3.9 million in the first six months of 2005 to a loss of $2.0 million in the same period of 2006. The decrease was primarily due to a decrease in revenue, increase in research and development costs, recognition of the stock based employee compensation expense, and restructuring charges and impairment charges in the first six months of 2006 as detailed above.

Interest expense, net. Interest expense, net, decreased $0.2 million from $0.6 million in the first six months of 2005 to $0.4 million in the same period of 2006. The decrease in interest expense was primarily attributable to less outstanding debt during the first six months of 2006 compared to the same period in 2005.

Other income, net. Other income, net, reflects foreign exchange transaction gains and losses. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. In the first six months of 2006, the net exchange gain due to Euro fluctuation was $0.1 million compared to the net exchange loss of $0.3 million in the same period in 2005. In addition to the exchange recognized in the first six months of 2006, our German subsidiary, Southwall Europe GmBH, or SEG, received $0.1 million of energy and waste rebate refund. The exchange loss incurred in the first six months of 2005 was offset by the energy and waste rebate refund of $0.4 million received by SEG.

Income (loss) before provision for income taxes. We recorded a pre-tax loss of $2.2 million in the first six months of 2006 and a pre-tax income of $3.4 million in the first six months of 2005. The decrease of $5.6 million was primarily due to a decrease in revenue, increase in research and development costs, recognition of the stock based employee compensation expense, and restructuring and impairment charges in the second quarter of 2006.

Provision for income taxes. The increase in the provision for income taxes in the first six months of 2006 compared to the same period in 2005 is related to higher taxable income in 2006 in SEG as this subsidiary no longer has net operating losses to offset net taxable income. In addition, SEG completed an income tax audit for years 1999 to 2002 and recognized an additional $0.1 million in the first six months of 2006.

Net income (loss). In the first six months of 2006 and 2005, we recorded a net loss of $2.7 million and net income of $3.1 million, respectively. The decrease of $5.8 million was primarily due to a decrease in revenue, an increase in research and development costs, recognition of the stock based employee compensation expense, restructuring and impairment charges, and a higher income tax provision in the first six months of 2006.

Deemed dividend on preferred stock. We accrued $0.2 million of deemed dividend on preferred stock in the first six months of 2006 and 2005.

Liquidity and capital resources.

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents decreased $2.4 million from $6.6 million at December 31, 2005 to $4.2 million at June 30, 2006. Cash used in operating activities of $1.3 million for the first six months of 2006 was primarily the result of a net loss of $2.7 million, a decrease in accrued liabilities of $1.2 million due to a deferred rent payment and a decrease in accounts payable and accrued liabilities of $1.0 million, partially offset by non-cash depreciation of $1.1 million, a decrease in inventories of $0.8 million, non-cash stock compensation expense of $0.4 million, and decreases in accounts receivable of $0.9 million. Cash provided from operations for the first six months of 2005 of $4.2 million was primarily the result of net income of $3.1 million, non-cash depreciation of $1.1 million, and decreases in accounts receivable of $0.2 million, in inventories of $1.3 million and in other current and non-current assets of $0.4 million, partially offset by impairment recoveries from long-lived assets of $0.2 million and a decrease in accounts payable and accrued liabilities of $1.8 million.

Cash used in investing activities for the first six months of 2006 was $0.5 million and was primarily the result of capital expenditures of $0.6 million. Cash provided by investing activities for the first six months of 2005 was negligible, primarily the result of a decrease in restricted cash of $0.2 million and proceeds from the sale of fixed assets of $0.2 million, offset by capital expenditures of $0.4 million.

Cash used in financing activities for the first six months of 2006 was $0.7 million and was primarily the result of payments of $0.7 million on our borrowings. Cash used in financing activities for the first six months of 2005 of $1.0 million was primarily the result of repayments under capital leases and principal payments on borrowings.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of June 30, 2006, we had received 5.0 million Euros or $5.0 million at historical exchange rate of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets in our Dresden manufacturing facility. Additionally, as of June 30, 2006, we had a balance remaining from the government grants that we are entitled to receive of 0.3 million Euros, or $0.3 million, which has been recorded as an advance and held as restricted cash until we receive approval from the Saxony government to apply the funds to reduce our capital expenditures. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek investment grants and allowances in the aggregate for any year in excess of 33% of our eligible capital expenditures in Germany for that year. The measurement date of these requirements was June 30, 2006, at which time we did not meet some of these requirements. If we fail to meet certain requirements in connection with these grants, the Saxony government has the right to demand repayment of the grants. In June 2006, we re-filed to amend our agreement with the Saxony government. In this amendment, we sought to modify the amount of capital spending required to have been spent through June 30, 2006, to reflect the actual amount spent and to count workstations instead of employees. We expect a Saxony government audit at SEG in the latter part of 2006. We expect to negotiate with the State of Saxony to reach an agreement on our requested amendment by the end of 2006 or early 2007. No assurance can be given, however, that such negotiations will be successful or what the outcome will be.

Borrowing arrangements

On April 28, 2005, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo HSBC Trade Bank, N.A. (the “Bank”). The Credit Agreement provided for two facilities. All amounts borrowed under both facilities under the Credit Agreement had to be repaid on or before May 31, 2006. We renewed the first credit facility in May 2006. We did not renew the second facility of the Credit Agreement.

The credit facility is a revolving line of credit under which we may from time to time borrow up to $3 million, subject to satisfaction of certain conditions. Amounts borrowed under the credit facility bear interest at the prime rate minus 1.75% per annum or LIBOR plus 1% per annum, at our option. We borrowed approximately $3.0 million from this facility on April 28, 2005 which amount remained outstanding as of June 30, 2006.

All borrowings under the Credit Agreement are collateralized by a letter of credit posted by Needham & Company, one of our stockholders. There are no financial covenants to this Credit Agreement.

The terms of the Credit Agreement, limit our ability to (i) merge into or consolidate with any other entity, (ii) make any substantial change in the nature of our business as conducted as of the date hereof, (iii) acquire all or substantially all of the assets of any other entity with the exception that we may acquire all or substantially all of the assets of any other entity up to an amount of $3 million, (iv) sell, lease, transfer or otherwise dispose of all or a substantial or material portion of our assets except in the ordinary course of its business.

The foregoing description does not purport to be a complete statement of the parties' rights and obligations under the Credit Agreement and the transactions contemplated thereby or a complete explanation of the material terms thereof.

Capital expenditures

We expect to spend approximately $1.9 million in 2006 on upgrades and refurbishment of our production machines and research and development tools. We spent approximately $0.6 million in capital expenditures during the first six months of 2006.

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, line of credit, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at June 30, 2006 (in thousands):

		Less			Greater
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Term debt (1)	$10,046	$1,214	$2,067	$4,064	$2,701
Line of credit	2,996	2,996	--	--	--
Operating leases (2)	2,190	464	791	935	--
Total contractual cash obligations	$15,232	$4,674	$2,858	$4,999	$2,701

(1)	Represents loan agreements with Portfolio Financing Servicing Company, Wells Fargo Bank and several German banks.

(2)	Represents the remaining rents owed on a building we rent in Palo Alto, California.

On June 13, 2006, we signed a sublease agreement with Maxspeed to sublease 3782-3788 Fabian Way, Palo Alto, California 94303. The term of this sublease commenced on June 16, 2006 and will continue until December 31, 2008, with monthly rent payments of $17,920 through May 31, 2007, $18,368 through May 31, 2008, and $19,040 through December 31, 2008.

On June 21, 2006, we amended our lease with Richard Christina to extend our original lease through June 30, 2011 for the facilities at 3780 Fabian Way, Palo Alto, California 94303. Also, on June 21, 2006, we entered into a lease agreement with Richard Christina to lease 3782-3788 Fabian Way, Palo Alto, California. The term of this lease extends the rental term for all premises (3780 and 3782-3788 Fabian Way, Palo Alto, California) to June 30, 2011 at a Base Rent of $37,717.50 per month. On January 1, 2010 and 2011, the Base Rent shall increase by 3%.

Item 3--Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to 1.0% above the bank LIBOR rate (which was 5.25% at June 30, 2006) and is calculated based on amounts borrowed under the facility. In addition, the interest rate on one of our German loans has been reset to the prevailing market rate of 5.75% and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would have had an immaterial effect on our interest expense for the second quarter of 2006.

Investment risk: We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would not have a material effect on our interest expense in the second quarter of 2006.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 69% of our total sales in the second quarter of 2006. Approximately 31% of our international revenues were denominated in Euros relating to sales from our Dresden operation in the second quarter of 2006. The other 69% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $0.5 million on net revenues for the second quarter of 2006 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been immaterial.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include statements relating to:

•	our ability to remain as a going concern;

•	our strategy, future operations and financial plans, including, without limitation, our plans to install and commercially produce products on new machines;

•	the success of our restructuring activities and our expectations as to expense reductions;

•	the continued trading of our common stock on the Over-the-Counter Bulletin Board;

•	our projected need for, and ability to obtain, additional borrowings and our future liquidity;

•	future applications of thin-film technologies and our development of new products;

•	our competition;

•	statements about the future size of markets;

•	our expectations with respect to future grants, investment allowances and bank guarantees from the Saxony government;

•	our expected results of operations and cash flows;

•	pending and threatened litigation and its outcome; and

•	our projected capital expenditures.

You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under "Risk Factors" and under “Risk Factors” in our 2005 Form 10-K and in our Form 10-Q for the first quarter of 2006. These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe the expectations reflected in our forward-looking statements are reasonable as of the date they are being made, we cannot guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we, nor any other person, assume responsibility for the future accuracy and completeness of these forward-looking statements.

 Item 4--Controls and Procedures

(a)
Evaluation and Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and vice president of finance, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2006. Based on this evaluation, our chief executive officer and vice president of finance concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and vice president of finance, as appropriate to allow timely decisions regarding required disclosure.

(b)
Report on Internal Control Over Financial Reporting. We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting and an attestation from an independent registered public accounting firm in our Annual Report on Form 10-K beginning with the filing for our fiscal year ending December 31, 2007.

(c)
Changes in Internal Controls. There were no changes during the first six months of 2006 in our internal controls over financial reporting that have materially effected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II--OTHER INFORMATION

Item 1--Legal Proceedings

The Company was named as a defendant, along with Bostik, Inc., in an action captioned WASCO Products, Inc. v. Southwall Technologies, Inc. and Bostik, Inc., Civ. Action No. C 02 2926 SBA, which was filed in Federal District Court for the Northern District of California on June 18, 2002. The Company was served with the Complaint in this matter on July 1, 2002. The plaintiff filed the matter as a class action on behalf of all entities and individuals in the United States who manufactured and/or sold and warranted the service life of insulated glass units manufactured between 1989 and 1999, which contained Southwall Heat Mirror film and were sealed with a specific type of sealant manufactured by Bostik, Inc. The plaintiff alleged that the sealant provided by Bostik, Inc. was defective, resulting in elevated warranty replacement claims and costs. The plaintiff asserted claims against the Company for breach of an implied warranty of fitness, misrepresentation, fraudulent concealment, negligence, negligent interference with prospective economic advantage, breach of contract, unfair business practices and false or misleading business practices. The plaintiff sought recovery on behalf of the class of $100 million for damages allegedly resulting from elevated warranty replacement claims, restitution, injunctive relief, and non-specific compensation for lost profits. By Order entered December 22, 2003, the Court dismissed all claims against the Company. The plaintiff appealed to the Ninth Circuit Court of Appeals. On January 13, 2006, the Court of Appeals affirmed the lower court decision. On January 26, 2006, the plaintiff filed a petition for rehearing with the Ninth Circuit Court of Appeals. In March of 2006, the Ninth Circuit Court of Appeals denied the plaintiff’s petition. On May 26, 2006 the plaintiff filed a petition for writ of certiorari to the United Sates Supreme Court. The Supreme Court has not ruled on the petition. A percentage of the Company’s defense costs are being paid by its insurance carriers under reservation of rights. It is not possible to predict how Plaintiff’s claims will be resolved or whether the Company will be found liable at this time.

On June 13, 2002, Plaintiff Charles Ikekwere (“Plaintiff”) filed a Complaint against the Company in the Superior Court of California in and for the County of Santa Clara, Case No. CV808644. Mr. Ikekwere is a former employee of the Company. Plaintiff’s Complaint alleged claims for race discrimination, national origin discrimination, retaliation, medical condition discrimination, breach of contract, breach of fiduciary duty, fraud, negligence, intentional infliction of emotional distress, and punitive damages. The Company challenged the sufficiency of certain of Plaintiff’s allegations, which caused him to file a First Amended Complaint alleging essentially the same claims. The Company also challenged certain of Plaintiff’s allegations in his First Amended Complaint, which caused him to file a Second Amended Complaint. Following the Company’s legal challenges to Plaintiff’s Second Amended Complaint, the following claims remain at issue in the litigation: (1) race discrimination; (2) national origin discrimination; (3) retaliation; (4) medical condition discrimination; (5) breach of contract; (6) violation of California Constitution Article I; and (7) fraud and deceit. In light of certain deposition testimony given by Plaintiff, the Company removed this matter to Federal Court on January 6, 2004. The basis for the Company’s removal was that certain of Plaintiff’s allegations were preempted by the Employee Retirement Income and Security Act (ERISA). On February 4, 2004, Plaintiff filed a Motion to Remand the case to State Court, which the Court denied. Plaintiff subsequently amended his Second Amended Complaint to add a claim under ERISA. The Company filed a summary judgment motion in March of 2006. In June of 2006 the judge granted in part and denied in part Southwall's motion for summary judgment. Southwall and Plaintiff were scheduled to go to trial in July; however, plaintiff filed a motion for a continuance, which was granted by the judge. The trial is now scheduled for December 1, 2006. Also, Southwall and Plaintiff have a Settlement Conference that is scheduled to take place in September 2006. It is not possible to predict how Plaintiff’s claims will be resolved, whether the Company will be found liable, or the nature and extent of Plaintiff’s alleged damages at this time.

In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on Southwall's business, Southwall's consolidated financial position, results of operations or cash flows.

Item 1A—Risk Factors

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10K for the year ended December 31, 2005 and filed with the SEC on March 29, 2006 and in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Financial Risks

Our working capital position, financial commitments and historical performance may raise doubt about our ability to have positive earnings in the future.

We incurred net losses in the first six months of 2006, and in 2005 and 2004 and negative cash flows from operations in the first six months of 2006 and in 2003. These factors together with our working capital position and our significant debt service and other contractual obligations at June 30, 2006, may raise doubt about our ability to restore profitable operations, generate cash flow from operating activities and obtain additional financing. These and other factors related to our business during recent years, our past failure to comply with covenants in our financing agreements and our voluntary delisting from NASDAQ in March 2004 may make it difficult for us to secure the required additional borrowings on favorable terms or at all. We intend to seek additional borrowings or alternative sources of financing; however, difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures and ability to comply with the terms of government grants.

Restrictions or defaults under our credit and other loan agreements may prevent us from borrowing or force us to curtail our operations.

As of June 30, 2006, we had total outstanding obligations under our credit and other loan agreements of $13.0 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

We expect to be subject to increased foreign currency risk in our international operations.

In 2003, 2004, 2005 and during the first six months of 2006, approximately 34%, 31%, 32% and 29% of our revenues, respectively, were denominated in euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily Japanese Yen.

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

Failure to meet requirements under our investment grant agreements with the Saxony government may require us to repay grants or force us to curtail our operations.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of June 30, 2006, we had received 5.0 million Euros or $5.0 million at historical exchange rate of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets in our Dresden manufacturing facility. If we fail to meet certain requirements in connection with these grants, the Saxony government has the right to demand repayment of the grants. The measurement date of these requirements was June 30, 2006, at which time we did not meet some of these requirements. We are currently seeking an amendment to our agreement with the Saxony Government which would bring us into compliance with the requirements. If such negotiations are unsuccessful, we could be required to repay the grants which would adversely effect our operations.

Operational Risks

We depend on a small number of customers for nearly all of our revenues, and the loss of a large customer could materially adversely affect our revenues or operating results.

Our nine largest customers accounted for approximately 80%, 82%, 79% and 84% of net revenues during the first six months of 2006 and in 2005, 2004 and 2003, respectively. We expect to continue to derive a significant portion of our net sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology—direct-to-glass sputtering—as an alternative to our window films, which in 2003 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

Fluctuations or slowdowns in the overall electronic display industry have and may continue to adversely affect our revenues.

Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. For example, during the first six months of 2006, we experienced a decrease of 22% from the first six months of 2005 in our net revenues in the electronic display market primarily due to lower demand for our sputtered thin film filter products for Plasma Display Panel products due to increased competition, and we expect this trend to continue. Mitsubishi Electric was the only CRT manufacturer that buys our anti-reflective, or AR, film and it decided to consolidate all of the manufacturing of this product to Japan. In connection with that consolidation, Mitsubishi ceased production of the 17" AR product in its Mexico plant during the third quarter of 2003. In 2005, we stopped converting (cutting the film to the customer’s specifications) one of our window film product models and agreed with our customers that they would complete this process. This resulted in a decline in average sales prices for the TX product line and the decrease in window film market net revenues.

Our business is susceptible to numerous risks associated with international operations.

Revenues from international sales amounted to approximately 66%, 74%, 79% and 89% of our net revenues during the first six months of 2006 and in 2005, 2004 and 2003, respectively. The distance between our two manufacturing sites creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

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

Item 4--Submission of Matters to a Vote of Stockholders

On June 5, 2006, we held our Annual Meeting of Stockholders. The number of shares outstanding and eligible to vote as of June 5, 2006, the record date, were 26,900,091 shares. The following matters were voted upon:

1.
Our stockholders elected William A. Berry, George Boyadjieff, Thomas G. Hood, Jami K. Nachtsheim, R. Eugene Goodson, Andre R. Horn and Peter E. Salas as directors to serve until the 2007 Annual Meeting of Stockholders and until their successors are elected.

The vote for each director was as follows:

Director	For	Withheld

William A. Berry	24,119,788	65,240

George Boyadjieff	24,024,871	160,157

Thomas G. Hood	24,119,188	65,840

Jami K. Nachtsheim	24,119,288	65,740

R. Eugene Goodson	24,115,288	69,740

Andre R. Horn	24,119,288	65,740

Peter E. Salas	24,115,288	69,740

There were 5,000 votes abstaining and no broker non-votes, in the election of directors.

2.
Our stockholders ratified the selection of Burr, Pilger & Mayer LLP, our independent registered public accounting firm, for the fiscal year ending December 31, 2006. On the matter, there were 24,128,843 votes "FOR", 51,185 votes "AGAINST", 5,000 votes "ABSTAINING", and no broker non-votes.

Item 5--Other Information

None.

Item 6--Exhibits

(a)	Exhibits

Exhibit
Number	Item

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350

99.1	Sublease agreement for the facilities at 3782-3788 Fabian Way, Palo Alto, CA, dated June 13, 2006, between Maxspeed Corporation and Southwall Technologies Inc.

99.2	Amendment to lease agreement for the facilities at 3780 Fabian Way, Palo Alto, CA, dated June 21, 2006 between the Company, Richard Christina and Diane Christina.

99.3	Credit Agreement dated May 30, 2006, between the Company and Wells Fargo HSBC Trade Bank, N.A.

99.4	Revolving Credit Loans Note dated May 30, 2006 and issued by the Company and Wells Fargo HSBC Trade Bank, N.A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2006
Southwall Technologies Inc.

	By:	/s/ George Boyadjieff
George Boyadjieff
Chairman and Interim Chief Executive Officer

	By:	/s/ Sylvia Kamenski
Sylvia Kamenski
Vice President of Finance