Form 10-Q
period 2006-09-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2006-11-13
CIK 813619

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

As of November 1, 2006, there were 26,957,001 shares of the Registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$5,032	$6,600
Restricted cash	206	402
Accounts receivable, net of allowance for doubtful accounts of $170 at September 30, 2006 and $208 at December 31, 2005	4,804	6,780
Inventories, net	5,241	5,879
Other current assets	1,492	982
Total current assets	16,775	20,643

Property, plant and equipment, net	16,689	16,857
Restricted cash loans	1,063	995
Other assets	1,161	1,146
Total assets	$35,688	$39,641

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt	$1,030	$1,317
Line of credit	2,996	2,996
Accounts payable	1,543	1,402
Accrued compensation	1,109	1,161
Other accrued liabilities	6,300	5,076
Total current liabilities	12,978	11,952

Term debt	8,544	8,790
Government grants advanced	206	396
Other long term liabilities	2,531	2,564
Total liabilities	24,259	23,702

Commitments and contingencies (Note 5)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at September 30, 2006 and December 31, 2005, respectively (Liquidation preference: $5,749 and $5,383 at September 30, 2006 and December 31, 2005, respectively)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 26,957 shares and 26,793 shares outstanding at September 30, 2006 and December 31, 2005, respectively	27	27
Capital in excess of par value	78,050	77,828
Accumulated other comprehensive income:
Accumulated translation adjustment	3,236	2,532
Accumulated deficit	(74,694)	(69,258)
Total stockholders’ equity	6,619	11,129

Total liabilities, preferred stock and stockholders’ equity	$35,688	$39,641

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005

Net revenues	$9,597	$12,025	$30,968	$42,844
Cost of revenues	5,667	7,921	19,301	28,979

Gross profit	3,930	4,104	11,667	13,865

Operating expenses:
Research and development	1,659	1,334	5,376	3,047
Selling, general and administrative	4,674	2,104	9,761	6,461
Impairment recoveries for long-lived assets, net	(325)	-	(117)	(170)
Restructuring charges	263	-	974	-

Total operating expenses	6,271	3,438	15,994	9,338

Income (loss) from operations	(2,341)	666	(4,327)	4,527

Interest expense, net	(169)	(210)	(550)	(778)
Other income (expenses), net	(18)	9	161	142

Income (loss) before provision for income tax	(2,528)	465	(4,716)	3,891

Provision for income taxes	193	450	719	782

Net income (loss)	(2,721)	15	(5,435)	3,109

Deemed dividend on preferred stock	123	120	367	363

Net income (loss) attributable to common stockholders	$(2,844)	$(105)	$(5,802)	$2,746

Net income (loss) per share:

Basic	$(0.11)	$0.00	$(0.22)	$0.10
Diluted	$(0.11)	$0.00	$(0.22)	$0.09

Shares used in computing net income (loss) per share:
Basic	26,957	26,788	26,907	26,727
Diluted	26,957	32,720	26,907	32,999

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 30, 2006	October 2, 2005

Cash flows from operating activities:
Net income (loss)	$(5,435)	$3,109
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income tax	54	-
Impairment recoveries from long-lived assets, net	(117)	(170)
Depreciation and amortization	1,836	1,677
Stock compensation	487	45
Change in assets and liabilities:
Deferred revenues	(26)	(26)
Accounts receivable, net	1,982	1,456
Inventories, net	638	1,112
Accrued restructuring	124	-
Other current and non current assets	(524)	723
Accrued liabilities - deferred rent	(1,192)	-
Accounts payable and accrued liabilities	2,025	(2,627)

Net cash (used in) provided by operating activities	(148)	5,299

Cash flows from investing activities:
Restricted cash	181	244
Proceeds from sale of property, plant and equipment	422	170
Expenditures for property, plant and equipment	(781)	(535)

Net cash used in investing activities	(178)	(121)

Cash flows from financing activities:
Repayments under capital lease	-	(5)
Proceeds from exercise of stock options	32	20
Principal payments on borrowings	(1,133)	(1,354)
Payments on line of credit	-	(2,975)
Borrowings on line of credit	-	2,996
Investment credit in Germany	(219)	(30)

Net cash used in financing activities	(1,320)	(1,348)

Effect of foreign exchange rate changes on cash	78	(311)

Net (decrease) increase in cash and cash equivalents	(1,568)	3,519
Cash and cash equivalents, beginning of period	6,600	4,547

Cash and cash equivalents, end of period	$5,032	$8,066

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

In 2005, the Company used a 52-week fiscal year ending on December 31. In 2006, the Company changed to a fiscal calendar year ending on December 31 with fiscal quarters ending on March 31, June 30, and September 30. The third fiscal quarters of 2006 and 2005 ended on September 30, 2006 and October 2, 2005, respectively. The October 2, 2005 quarter included 13 weeks.

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

Inventories are stated at the lower of cost (determined by the average method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of revenues. At September 30, 2006 and December 31, 2005, inventories consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$3,165	$3,482
Work-in-process	791	1,409
Finished goods	1,285	988
	$5,241	$5,879

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

Index

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share.  Accordingly, stock options to purchase 5,985,000 and 5,806,963 shares were excluded from the computation of diluted weighted average shares outstanding for the three and nine-month periods ended September 30, 2006, respectively. Stock options to purchase 2,415,005 and 1,737,505 shares at a weighted average price of $2.74 and $3.35 per share, respectively, were excluded from the computation of diluted weighted average shares outstanding for the three and nine-month periods ended October 2, 2005 respectively.

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. Accordingly, for the three and nine-month periods ended September 30, 2006, there was no difference between the denominators used for the calculation of basic and diluted net income (loss) per share. Tables summarizing net income/(loss) attributable to common stockholders, for diluted net income (loss) per share, and shares outstanding are shown below (in thousands):

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
Net income (loss) attributable to common stockholders-basic	$(2,844)	$(105)	$(5,802)	$2,746
Add: Deemed dividend on preferred stock	123	120	367	363
Net income (loss) attributable to common stockholders-diluted	$(2,721)	$15	$(5,435)	$3,109

Weighted average common shares outstanding-basic	26,957	26,788	26,907	26,727
Dilutive effect of warrants	-	356	-	357
Dilutive effect of performance shares	-	-	-	50
Dilutive effect of Series A preferred shares	-	4,893	-	4,893
Dilutive effect of stock options	-	683	-	972
Weighted average common shares outstanding - diluted	26,957	32,720	26,907	32,999

Note 4 - Segment Reporting:

Southwall reports segment information using the management approach to determine segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company is organized on the basis of products and services. The total net revenues for the automotive glass, electronic display, window film and architectural product lines for the three and nine-month periods ended September 30, 2006 and October 2, 2005 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
Automotive glass	$3,019	$3,857	$9,726	$15,179
Electronic display	2,564	3,049	8,325	10,425
Window film	2,424	3,907	8,880	13,034
Architectural	1,590	1,212	4,037	4,206
Total net revenues	$9,597	$12,025	$30,968	$42,844

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three and nine-month periods ended September 30, 2006 and October 2, 2005, respectively (in thousands):

Index

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
United States	$3,231	$3,290	$10,408	$11,001
Japan	2,639	2,822	7,948	9,252
France	855	1,955	2,283	8,448
Pacific Rim	1,916	2,713	6,617	8,798
Germany	667	693	2,612	3,406
Rest of the world	289	552	1,100	1,939
Total net revenues	$9,597	$12,025	$30,968	$42,844

Note 5--Commitments and Contingencies:

Commitments

On January 19, 2006, the Company announced its plans to close its Palo Alto manufacturing facility consisting of two buildings. As a result of this decision, the Company is in negotiation with its landlords to decommission and surrender these premises. During the quarter ended September 30, 2006, the Company has accrued $1.7 million for the estimated costs for decommissioning and surrender of these buildings, which may require an adjustment in the fourth quarter. This amount is included in accrued liabilities in the accompanying balance sheet. The Company believes that it can resolve all issues with its landlords and will complete any potential obligations in the fourth quarter of 2006.

On February 19, 2004, the Company entered into the second amendment to the lease for one of the buildings. The amendment reflected a payment schedule for a rent deferral. In January of 2006, the Company paid off approximately $1.2 million in deferred rent. As of September 30, 2006, there was no deferred rent outstanding.

Contingencies

The Company was named as a defendant, along with Bostik, Inc., in an action captioned WASCO Products, Inc. v. Southwall Technologies, Inc. and Bostik, Inc., Civ. Action No. C 02 2926 SBA, which was filed in Federal District Court for the Northern District of California on June 18, 2002. The Company was served with the Complaint in this matter on July 1, 2002. The plaintiff filed the matter as a class action on behalf of all entities and individuals in the United States who manufactured and/or sold and warranted the service life of insulated glass units manufactured between 1989 and 1999, which contained Southwall Heat Mirror film and were sealed with a specific type of sealant manufactured by Bostik, Inc. The plaintiff alleged that the sealant provided by Bostik, Inc. was defective, resulting in elevated warranty replacement claims and costs. The plaintiff asserted claims against the Company for breach of an implied warranty of fitness, misrepresentation, fraudulent concealment, negligence, and negligent interference with prospective economic advantage, breach of contract, unfair business practices and false or misleading business practices. The plaintiff sought recovery on behalf of the class of $100 million for damages allegedly resulting from elevated warranty replacement claims, restitution, injunctive relief, and non-specific compensation for lost profits. By Order entered December 22, 2003, the Court dismissed all claims against the Company. The plaintiff appealed to the Ninth Circuit Court of Appeals. On January 13, 2006, the Court of Appeals affirmed the lower court decision. On January 26, 2006, the plaintiff filed a petition for rehearing with the Ninth Circuit Court of Appeals. In March of 2006, the Ninth Circuit Court of Appeals denied the plaintiff's petition. On May 26, 2006 the plaintiff filed a petition for writ of certiorari to the United States Supreme Court. On October 2, 2006, the Supreme Court denied Wasco’s petition for writ of certiorari.

The insurance carriers in some of the litigation related to alleged product failures and defects in window products manufactured by others in which the Company was a defendant in the past paid the defense and settlement costs related to such litigation. Certain of those insurance carriers reserved their rights to recover a portion or all of such payments from the Company. As a result, those insurance carriers could seek from us up to an aggregate of $2 million plus defense costs, although any such recovery would be restricted to claims that were not covered by the Company's insurance policies. The Company intends to vigorously defend any attempts by these insurance carriers to seek reimbursement. The Company is not able to estimate the likelihood that these insurance carriers will seek to recover any such payments, the amount, if any, they might seek, or the outcome of such attempts.

Index

On June 13, 2002, Plaintiff Charles Ikekwere (“Plaintiff”) filed a Complaint against the Company in the Superior Court of California in and for the County of Santa Clara, Case No. CV808644. Mr. Ikekwere is a former employee of the Company. Plaintiff's Complaint alleged claims for race discrimination, national origin discrimination, retaliation, medical condition discrimination, breach of contract, breach of fiduciary duty, fraud, negligence, intentional infliction of emotional distress, and punitive damages. In October of 2006 the Company settled this suit with the Plaintiff for an amount not considered material to the financial statements of the Company. The Company has accrued for this settlement in its accompanying financial statements as of September 30, 2006.

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

As of September 30, 2006, the Company had approximately 2,158,000 shares of common stock reserved for future issuance under its stock option plans and ESPP.

On January 1, 2006, the Company adopted the provisions of SFAS 123R, “Shared-Based Payment” (SFAS 123R), requiring it to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine-month periods ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company is recognizing compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

Index

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations (in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Cost of sales	$-	$11
Research and development	21	109
Selling, general and administrative	56	296
Stock-based compensation expense before income taxes	77	416
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$77	$416

There were no cash proceeds from the exercise of stock options for the three months ended September 30, 2006 and October 2, 2005, respectively, and the amounts were immaterial for the nine months ended September 30, 2006 and October 2, 2005, respectively. No income tax benefit was realized from stock option exercises during the three and nine-month periods ended September 30, 2006, and October 2, 2005. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123R, the Company applied SFAS 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company's net income (loss). As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine-month periods ended October 2, 2005 (in thousands, except per share amounts):

	Three months ended October 2, 2005	Nine months ended October 2, 2005
Net income attributable to common stockholders:
As reported	$(105)	$2,746
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	45
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(200)	(502)
Pro forma net income attributable to common stockholders	$(305)	$2,289

Net income attributable to common stockholders per share:

As reported - basic	$0.00	$0.10
Pro forma - basic	$(0.01)	$0.09

As reported - diluted	$0.00	$0.09
Pro forma - diluted	$(0.01)	$0.08

Index

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine-month periods ended September 30, 2006, and October 2, 2005, respectively:

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October, 2, 2005
Expected life (in years)	2.59	2.24	2.44	1.94
Risk-free interest rate	4.84%	4.01%	4.87%	3.82%
Volatility	109%	116%	109%	116%

Weighted-average fair value at grant date	$0.38	$0.70	$0.41	$0.65

The Company's computation of expected volatility for the quarter ended September 30, 2006 is based on historical volatility. The Company's computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

Stock option activity for the nine months ended September 30, 2006 was as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	5,572	$1.53
Grants	905	0.68
Exercises	(57)	0.50
Forfeitures or expirations	(435)	2.59
Outstanding at September 30, 2006	5,985	$1.33	7.55	$-
Vested and expected to vest at September 30, 2006	5,109	$1.41	7.29	$-
Exercisable at September 30, 2006	3,449	$1.66	6.58	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Southwall's closing stock price on the last trading day of its third quarter of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of Southwall's stock. Total intrinsic value of options exercised was immaterial for the three and nine-month periods ended September 30, 2006. Total fair value of options vested is $0.1 million and $0.4 million for the three and nine-month periods ended September 30, 2006, respectively.

Index

As of September 30, 2006, $0.4 million of total unrecognized compensation cost related to stock options, net of forfeitures, was expected to be recognized over a weighted-average period of approximately 1.63 years.

On May 11, 2006, the Company granted 515,000 Performance Stock Units (“PSUs”) to certain employees under the 2006 Long Term Incentive Program. In accordance with SFAS 123R, the PSUs have been valued on the date of grant based on their fair value determined under the Black-Scholes valuation model. Under the Plan, the PSUs will vest when certain milestones are met and the participants will then have immediate ownership of the PSUs, which convert to common stock of the Company on a 1:1 basis. The PSUs have no purchase price/cost to the participants and the participants must be employed with the Company on the date the milestone is achieved in order to vest. As of September 30, 2006, the milestones have not been achieved and thus no PSUs had vested. For the quarter ended September 30, 2006, an immaterial amount of compensation was recognized. The PSUs are expected to vest over a 23 month period and had a weighted average grant date fair value of $0.71 and an aggregate intrinsic value of $0.2 million as of September 30, 2006. As of September 30, 2006, $0.3 million of unrecognized compensation cost related to the PSUs is expected to be recognized over the remaining expected service period of 18 months.

Note 7 - Restructuring:

In December 2002, we implemented a reduction in force at our Palo Alto location and elected to vacate certain buildings in Palo Alto. As a result of these actions, we incurred a restructuring charge of $2.6 million in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto that we no longer occupy. In 2003, we recorded a credit to operating expenses of $0.1 million as a result of modifications to the severance packages of certain employees. On January 19, 2006, we commenced restructuring actions to improve our cost structure. These actions include the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. As a result of these actions, we incurred a restructuring charge of $1.0 million during the first nine months of 2006 relating to employee severance packages and related facility closure charges.

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activities as well as activity during the nine month periods ended September 30, 2006 and October 2, 2005 (in thousands):

	Restructuring Plan 2006		Restructuring Plan 2002
	Severance and Benefits	Facilities Related and Other	Facilities Related	Total

Balance at January 1, 2005	$-	$-	$274	$274
Provisions	-	-	-	-
Adjustment to reserve	-	-	-	-
Cash payments	-	-	(21)	(21)
Balance at October 2, 2005	$-	$-	$253	$253

	Severance and Benefits	Facilities Related and Other	Facilities Related	Total

Balance at January 1, 2006	$-	$-	$199	$199
Provisions	375	753	-	1,128
Adjustment to reserve	(5)	(149)	-	(154)
Cash payments	(349)	(449)	(53)	(851)
Balance at September 30, 2006	$21	$155	$146	$322

Index

At September 30, 2006, $0.3 million was included in other accrued liabilities, and a minimal amount was included in other long-term liabilities in the condensed consolidated balance sheet.

Note 8 - Guarantees:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The activity in the reserve for sales returns and warranties account during the nine-month periods ended September 30, 2006 and October 2, 2005 were as follows (in thousands):

	Balance at December 31, 2005	Provision	Utilized	Balance at September30, 2006
Accrued sales returns and warranty	$1,556	$571	$(570)	$1,557

	Balance at December 31, 2004	Provision	Utilized	Balance at October 2, 2005
Accrued sales returns and warranty	$2,701	$21	$(1,137)	$1,585

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

The components of comprehensive income (loss) for the three and nine-month periods ended September 30, 2006 and October 2, 2005 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
Foreign Currency Translation Adjustment	$(141)	$(28)	$704	$(1,568)
Net Income (Loss)	(2,721)	15	(5,435)	3,109
Other Comprehensive Income (Loss)	$(2,862)	$(13)	$(4,731)	$1,541

The components of accumulated other comprehensive income were as follows at September 30, 2006 (in thousands):

Accumulated Other Comprehensive Income at December 31, 2005	$2,532
Foreign Currency Translation Adjustment	704
Accumulated Other Comprehensive Income at September 30, 2006	$3,236

Index

Note 10 - Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatement and the potential under current practice for the build up of improper amounts on the balance sheet. We are currently evaluating the effect that the adoption of SAB 108 will have on our financial position and results of operations.

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

Restructuring and financing activities. As a consequence of the decline in our revenues and negative cash flows in 2003, we implemented several cost cutting and business restructuring activities during 2003 and 2004. These activities, which included employee layoffs and the closure of several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. During the fourth quarter of 2003 and the first quarter of 2004, we agreed to new payment terms with all of our major creditors and vendors, which extended or reduced our payment obligations. We also issued $4.5 million of convertible promissory notes and warrants to investors. The convertible promissory notes were converted to Series A 10% Cumulative Preferred Stock and the warrants were exercised for shares of common stock in the fourth quarter of 2004. On January 19, 2006, we commenced restructuring actions to improve our cost structure. These actions included the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. We are targeting a reduction in our total operating expenses of approximately $4 million on an annual basis from these restructuring activities. As a result of these actions, we incurred a restructuring charge of $1.0 million during the first nine months of 2006 relating to employee severance packages and facility related charges (see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements--Restructuring).

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

Our three largest customers in the automotive glass and window film markets include Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 45%, 54% and 45% of our total revenues during the first nine months of 2006, and during fiscal year 2005 and fiscal year 2004, respectively.

Under our agreement with Globamatrix, as amended, Globamatrix agreed to an annual minimum purchase commitment which was $9.0 million of product in 2004. For each year after 2004 through and including 2011, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix is obligated to purchase $10.9 million of product in 2006. During the first nine months of 2006, Globamatrix purchased approximately $8.8 million of product.

Index

During the first nine months of 2006, our revenues in the automotive market decreased due to a reduction in demand from Saint Gobain. The reduction in demand was due to the ongoing “de-contenting” (a change by auto manufacturers to make the parts in which our products are found optional features rather than standard features to control their costs) trend in the automotive industry.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. From 2003 to 2005, our sales returns provision has averaged approximately 2.5% to 4.5% of gross revenues. During the first nine months of 2006, our sales returns provision has averaged approximately 4.2% of our gross revenues due to quality claims received during the period.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events cannot be forecasted with certainty and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to revenue recognition, allowance for doubtful accounts and sales returns, valuation of inventories, assessment of probability of the outcome of current litigation, restructuring costs, stock-based compensation expense, impairment charge for long-lived assets and accounting for income taxes. We believe the policies disclosed are the most critical to our financial statements because their application places the most significant demands on management's judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the first nine months of fiscal 2006 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10-K, except as noted below.

Valuation of Inventories

In January 2006, we changed our inventory valuation method from the first-in, first-out method to the average cost method. With the closing of our Palo Alto, California manufacturing facility and all production now being performed in our German subsidiary's facility, the use of the average cost method was deemed preferable as it both accommodates our German subsidiary's statutory reporting requirements and fairly approximates actual costs. In addition, the impact of the change was $0.3 million which we consider immaterial.

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

Index

Three Months Ended September 30, 2006 compared with Three Months Ended October 2, 2005

Results of Operations

Net revenues. Our net revenues for the three months ended September 30, 2006 and October 2, 2005 were $9.6 million and $12.0 million, respectively. The decline in revenues affected all of our product lines, except for our architectural products.

Our net revenues in our window film product line decreased by $1.5 million, or 38%, from $3.9 million in the third quarter of 2005 to $2.4 million in the same period in 2006. In the second half of 2005, we ceased converting (processing the sputtered film into finished applied window film) for one of our window film product models and agreed with our customer that they would take over responsibility for this process. This resulted in a decline in average sales prices for our TX product line and a majority of the decrease in window film market net revenues. In addition, the returns and allowances provision for window film was $0.6 million higher in the third quarter of 2006 as compared to the same period of 2005. The higher allowance was a result of supplier quality problems. Shipments of the product have been stopped until the exact cause of the defect is identified. Resolution of this defect is expected to occur during the fourth quarter.

Our net revenues in the automotive market decreased by $0.8 million, or 22%, from $3.9 million in the third quarter of 2005 to $3.0 million in the same period of 2006. The decrease was primarily due to a reduction in demand in 2006 by Saint Gobain as a result of the ongoing “de-contenting” (a change by auto manufacturers to make the parts in which our products are found optional features rather than standard features to control their costs) trend in the automotive industry, partially offset by increases in demand from some of our Automotive Replacement Glass customers.

Our net revenues in the electronic display market decreased by $0.5 million, or 16%, from $3.0 million in the third quarter of 2005 to $2.6 million for the same period of 2006. The decrease was due to lower shipments to our major customer in the electronic display market which was the result of using our limited machine capabilities for research and development of a potential new product for this customer. In addition, we encountered yield issues with one electronic display product as we transferred the manufacture of this product from our Palo Alto facility to our German facility. We are focused on improving the yield for this product at our German plant..

Our net revenues in the architectural market increased by approximately $0.4 million, or 31%, from $1.2 million in the third quarter of 2005 to $1.6 million in the same period of 2006. The increase was due primarily to an increase in sales in the U.S. region due to higher demand for energy efficient products.

Cost of revenues. Cost of revenues consists of materials, subcontractor services, labor and manufacturing overhead. Cost of revenues was $5.7 million in the third quarter of 2006 compared to $7.9 million in the same period of 2005.  The decrease in cost of revenues was primarily due to lower revenues, transfer of production to our lower cost German manufacturing facility, and savings related to the shutdown of our manufacturing facility in Palo Alto.

Gross profit. Our gross profit decreased $0.2 million from $4.1 million in the third quarter of 2005 to $3.9 million in the same period of 2006. As a percentage of sales, gross profit increased from 34% in the third quarter of 2005 to 41% in the same period in 2006. As a result of shutting down our Palo Alto operation most of our manufacturing is now performed in Germany resulting in full overhead absorption at that location. The combination of eliminating cost at Palo Alto and full utilization in Germany accounted for the entire gross profit percentage improvement from 34% during the third quarter 2005 to 41% during the third quarter of 2006.

Index

Operating expenses

Research and development. Research and development expenses increased $0.3 million from $1.3 million in the third quarter of 2005 to $1.7 million in the same period of 2006. The increase from year to year was due the cost associated with the development of a potential new display product for our largest electronic display customer and to an increase in employees involved in research and development year over year.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses increased $2.6 million from $2.1 million in the third quarter of 2005 to $4.7 million in the same period of 2006. The increase in general and administrative expenses in the third quarter of 2006 was primarily due to the accrual of leasehold retirement obligations and other expenses of approximately $1.7 million related to the closure of our Palo Alto manufacturing facility, a severance cost of approximately $0.3 million, approximately $0.2 million for legal fees and settlement cost on an employee lawsuit and higher legal, consulting and accounting fees of approximately $0.4 million.

Impairment charge (recoveries) for long-lived assets. In the third quarter of 2006, we sold certain machinery for $0.3 million from our recently closed Palo Alto manufacturing location. No such sales occurred in the third quarter of 2005.

Restructuring. On January 10, 2006, we commenced restructuring actions to improve our cost structure. These actions include the closure of our Palo Alto, California manufacturing plant and a reduction in force at our Palo Alto site in the first half of 2006. As a result of these actions, we incurred an additional $0.3 million during the third quarter of 2006 primarily relating to outside services to decommission our manufacturing equipment and scrapped production materials. There was no such restructuring charge in the third quarter of 2005.

Income (loss) from operations. Loss from operations was $2.3 million in the third quarter of 2006 as compared to income of approximately $0.7 million in same period of 2005. The decrease was primarily due to a decrease in revenue, an increase in research and development costs, recognition of stock based employee compensation expenses, and restructuring charges and impairment charges in the third quarter of 2006 as detailed above.

Interest expense, net. Interest expense, net remained unchanged at $0.2 million in the third quarter of 2006, which is the same amount as during the third quarter of 2005.

Other income (expense), net. Other income (expense), net, mainly reflects foreign exchange transaction gains and losses. Some of our transactions with foreign customers and suppliers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. We incurred $34,000 of exchange loss during the third quarter of 2006 compared to an exchange gain of $9,000 during the third quarter of 2005.

Income (loss) before provision for income taxes. We recorded a pre-tax loss of $2.5 million in the third quarter of 2006 compared to pre-tax income of $0.5 million in the third quarter of 2005. The 2006 loss of $2.5 million was primarily due to an increase in selling, general and administrative expenses, lower revenue, and increase in research and development costs as discussed above.

Provision for income taxes. The decrease of approximately $0.3 million from $0.5 million to $0.2 million in the provision for income taxes in the third quarter of 2006 compared to the same period in 2005 is related to lower taxable income in 2006 in our foreign subsidiary, Southwall Europe GmBH, or SEG. There are no United States income taxes included in the provision as the Company has a net operating loss carry forward for U.S. tax purposes.

Net income (loss). In the third quarters of 2006 and 2005, we recorded a net loss of $2.7 million and net income of $15,000, respectively. The decrease of $2.7 million was primarily due to a decrease in revenue, an increase in research and development costs, an increase in selling, general and administrative costs, leasehold retirement obligation costs, recognition of a stock based employee compensation expense and restructuring charges.

Index

Deemed dividend on preferred stock. We accrued $0.1 million of deemed dividend on preferred stock in each of the third quarters of 2006 and 2005. The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A preferred stock accrues cumulative dividends at the rate of 10% per annum.

Nine Months Ended September 30, 2006 compared with Nine Months Ended October 2, 2005

Results of Operations

Net revenues. Our net revenues for the nine months ended September 30, 2006 and October 2, 2005 were $31.0 million and $42.8 million, respectively.

Our net revenues in the automotive market decreased by $5.5 million, or 36%, from $15.2 million in the first nine months of 2005 to $9.7 million in the same period of 2006. The decrease was primarily due to a reduction in demand throughout the first nine months of 2006 by a major customer as a result of their large inventory build-up at 2005 year end and the ongoing “de-contenting” (a change by auto manufacturers to make the parts in which our products are found optional features rather than standard features to control their costs) trend in the automotive industry.

Our net revenues in the window film market decreased by $4.2 million, or 32%, from $13.0 million in the first nine months of 2005 to $8.9 million in the same period in 2006. In the second half of 2005, we ceased converting (processing the sputtered film into finished applied window film) for one of our window film product models and agreed with our customer that they would take over responsibility for this process. This resulted in a decline in average sales prices for one TX product line. In addition, revenues for our other window film product lines were higher in the first half of 2005 due to the fact that the last shipment from the fourth quarter of 2004 was rescheduled into the beginning of the first quarter of 2005 at the customer's request, resulting in unusually high sales for this product line in the first nine months of 2005. In addition, the returns and allowances provision for window film was $0.6 million higher in the first nine months of 2006 as compared to the same period of 2005. The higher allowance was a result of supplier quality problems. Shipments of the product have been stopped until the exact cause of the defect is identified. Resolution of this defect is expected to occur during the fourth quarter.

Our net revenues in the electronic display market decreased by $2.1 million, or 20%, from $10.4 million in the first nine months of 2005 to $8.3 million in the same period of 2006. The decrease was due to the termination of the AR product line, a decline in demand for Silver reflector film for the LCD back-light market and reduced average sales prices on film sold to Mitsui for Plasma Display Panel, or PDP, filters. An overall decrease in the average selling prices for PDP products resulted in price pressures on all suppliers in the market. In addition, we encountered yield issues with one electronic display product as we transferred the manufacture of this product from our Palo Alto facility to our German facility. We are focused on improving the yield for this product at our German plant.

Our net revenues in the architectural market were essentially flat year over year with $4.0 million in revenue for the first nine months of 2006 as compared to $4.2 million for the first nine months of 2005.

Cost of revenues. Cost of revenues was $19.3 million in the first nine months of 2006 compared to $29.0 million in the same period of 2005.  The decrease in cost of revenues was primarily due to lower revenues, transfer of production to our lower cost German manufacturing facility, manufacturing savings as a result of closing our Palo Alto manufacturing location, partially offset by inventory reserves for our window film products.

Index

Gross profit and gross margin. Our gross profit decreased $2.2 million from $13.9 million in the first nine months of 2005 to $11.7 million in the same period of 2006. As a percentage of sales, gross profit increased from 32% in the first nine months of 2005 to 38% in the same period in 2006. As a result of shutting down our Palo Alto operation, most of our manufacturing is now performed in Germany resulting in full overhead absorption at that location. The combination of eliminating unabsorbed cost at Palo Alto and full utilization in Germany accounted for the entire gross profit percentage improvement from 32% during the first nine months of 2005 to 38% during the first nine months of 2006. This benefit was partially reduced by lower margins in our electronic display products and inventory reserves for the window film products.

Operating expenses

Research and development. Research and development expenses increased $2.3 million from $3.0 million in the first nine months of 2005 to $5.4 million in the same period of 2006. The increase from year to year was due primarily to an increase in labor and employee benefits costs as a result of expanding our engineering organization. In June 2005, we hired a new Chief Technology Officer and Senior Vice President, and a new Director of Engineering for the automotive market. In September 2005, we hired a new Director of Engineering for the electronic display market. In addition, we spent more on research and development materials in the first nine months of 2006 than in the same period in 2005. We expect expenditures relating to research and development for the remainder of 2006 to be lower than their average for the first nine months of 2006.

Selling, general and administrative. Selling, general and administrative expenses increased $3.3 million from $6.5 million in the first nine months of 2005 to $9.8 million in the same period of 2006. The increase in general and administrative expenses in the first nine months of 2006 as compared to the same period 2005 was primarily due to a severance package and leasehold retirement obligations on the closure of two Palo Alto facilities of approximately $2.0 million. Additional increases to selling, general and administrative expenses were due to stock based compensation expense, and higher legal, accounting and consulting costs in 2006.

Impairment charge (recoveries) for long-lived assets. As a result of our decision to cease manufacturing in Palo Alto, we recorded a $0.3 million impairment charge related to a production machine which was decommissioned in the second quarter of 2006. There was no such charge in the first nine months of 2005. In addition, in the first nine months of 2006, we recorded the recovery of $0.2 million of previously recorded impairment charges related to long-lived assets which were impaired in prior and current years. In the first nine months of 2005, we recorded the recovery of $0.2 million of previously recorded impairment charges related to the final payment from the sale of a production machine which was impaired in the third quarter of 2003. Also, in the third quarter 2006, we sold two machines for $0.3 million that were previously written down.

Restructuring. On January 19, 2006, we commenced restructuring actions to improve our cost structure. These actions include the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. As a result of these actions, we incurred a restructuring charge of $1.0 million during the first nine months of 2006 relating to employee severance packages, outside services relating to decommissioning our production machine and scrapping some of our production materials. There was no such restructuring charge in the first nine months of 2005.

Income (loss) from operations. The loss from operations for the first nine months of 2006 was $4.3 million as compared to an operating income of $4.5 million in the first nine months of 2005. The loss was primarily due to a decrease in revenue, an increase in selling, general and administrative expenses, an increase in research and development costs, recognition of a stock based employee compensation expense, and restructuring charges in the first nine months of 2006 as detailed above.

Interest expense, net. Interest expense, net, decreased $0.2 million from $0.8 million in the first nine months of 2005 to $0.6 million in the same period of 2006. The decrease in interest expense was primarily attributable to less outstanding debt during the first nine months of 2006 compared to the same period in 2005.

Index

Other income, net. In the first nine months of 2006, the net exchange gain due to Euro fluctuation was $0.1 million compared to a net exchange loss of $0.3 million in the same period in 2005. In addition to the exchange gain recognized in the first nine months of 2006, our German subsidiary, Southwall Europe GmBH, or SEG, received a $0.1 million energy and waste rebate refund from the German government. The exchange loss incurred in the first nine months of 2005 was offset by an energy and waste rebate refund of $0.4 million received by SEG from the German government.

Income (loss) before provision for income taxes. We recorded a pre-tax loss of $4.7 million in the first nine months of 2006 and pre-tax income of $3.9 million in the first nine months of 2005. The decrease of $8.6 million was primarily due to a decrease in revenue, an increase in selling, general and administrative expenses, increase in research and development costs, recognition of stock based employee compensation expense, and restructuring charges in the first nine months of 2006.

Provision for income taxes. The provision for income taxes of $0.7 million and $0.8 million for the first nine months of 2006 and 2005 respectively, primarily relate to SEG our German subsidiary. There are no United States income taxes included in the provision as we have a net operating loss carry-forward for U.S. tax purposes.

Net income (loss). In the first nine months of 2006 and 2005, we recorded a net loss of $5.4 million and net income of $3.1 million, respectively. The decrease was primarily due to a decrease in revenue, an increase in selling, general and administrative expenses, an increase in research and development costs, recognition of stock based employee compensation expense, and restructuring charges.

Deemed dividend on preferred stock. We accrued $0.4 million of deemed dividend on the Series A preferred stock in the first nine months of 2006 and 2005. The Series A preferred stock accrues cumulative dividends at the rate of 10% per annum.

Liquidity and capital resources.

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents decreased $1.6 million from $6.6 million at December 31, 2005 to $5.0 million at September 30, 2006. Cash used in operating activities of $0.1 million for the first nine months of 2006 was primarily the result of a net loss of $5.4 million and a deferred rent payment of $1.2 million, partially offset by non-cash depreciation of $1.8 million, decreases in accounts receivable of $2.0 million, a decrease in inventories of $0.6 million, an increase in accounts payable and accrued liabilities of $2.0 million and a non-cash stock compensation expense of $0.5 million. Cash provided from operations for the first nine months of 2005 of $5.3 million was primarily the result of net income of $3.1 million, non-cash depreciation of $1.7 million, and decreases in accounts receivable of $1.5 million, in inventories of $1.1 million and in other current and non-current assets of $0.7 million, partially offset by impairment recoveries from long-lived assets of $0.2 million and a decrease in accounts payable and accrued liabilities of $2.6 million.

Cash used in investing activities for the first nine months of 2006 was $0.2 million and was primarily the result of capital expenditures of $0.8 million reduced by the proceeds of $0.4 million from the sale of assets and a decrease in restricted cash of $0.2 million. Cash used in investing activities for the first nine months of 2005 was $0.1 million, primarily the result of a decrease in restricted cash of $0.2 million and proceeds from the sale of fixed assets of $0.2 million, offset by capital expenditures of $0.5 million.

Index

Cash used in financing activities for the first nine months of 2006 was $1.3 million and was primarily the result of payments of $1.1 million on our borrowings. Cash used in financing activities for the first nine months of 2005 of $1.3 million was primarily the result of principal payments on borrowings.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of September 30, 2006, we had received 5.0 million Euros or $5.0 million at historical exchange rate of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets in our Dresden manufacturing facility. Additionally, as of September 30, 2006, we had a balance remaining from the government grants that we are entitled to receive of $0.2 million, which has been recorded as an advance and held as restricted cash until we receive approval from the Saxony government to apply the funds to reduce our capital expenditures. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek investment grants and allowances in the aggregate for any year in excess of 33% of our eligible capital expenditures in Germany for that year. The measurement date of these requirements was June 30, 2006, at which time we did not meet some of these requirements. If we fail to meet certain requirements in connection with these grants, the Saxony government has the right to demand repayment of the grants. In June 2006, we re-filed to amend our agreement with the Saxony government. In this amendment, we sought to modify the amount of capital spending required to have been spent through June 30, 2006, to reflect the actual amount spent and to count workstations instead of employees. We expect a Saxony government audit at SEG in the latter part of 2006. We expect to negotiate with the State of Saxony to reach an agreement on our requested amendment by the end of 2006 or early 2007. No assurance can be given, however, that such negotiations will be successful or what the outcome will be.

Borrowing arrangements

On April 28, 2005, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo HSBC Trade Bank, N.A. (the “Bank”). The Credit Agreement provided for two facilities. All amounts borrowed under both facilities under the Credit Agreement had to be repaid on or before May 31, 2006. We renewed the first credit facility for another year in May 2006. We did not renew the second facility of the Credit Agreement.

The credit facility includes a revolving line of credit under which we may from time to time borrow up to $3 million, subject to satisfaction of certain conditions. Amounts borrowed under the credit facility bear interest at the prime rate minus 1.75% per annum or LIBOR plus 1% per annum, at our option. We borrowed approximately $3.0 million from this facility on April 28, 2005 which amount remained outstanding as of September 30, 2006.

All borrowings under the Credit Agreement are collateralized by a letter of credit posted by Needham & Company, one of our stockholders. There are no financial covenants to this Credit Agreement.

The terms of the Credit Agreement, limit our ability to (i) merge into or consolidate with any other entity, (ii) make any substantial change in the nature of our business as conducted as of the date hereof, (iii) acquire all or substantially all of the assets of any other entity for an amount greater than $3 million, (iv) sell, lease, transfer or otherwise dispose of all or a substantial or material portion of our assets except in the ordinary course of business.

The foregoing description does not purport to be a complete statement of the parties' rights and obligations under the Credit Agreement and the transactions contemplated thereby or a complete explanation of the material terms thereof.

Index

Capital expenditures

We expect to spend approximately $1.5 million in 2006 on upgrades and refurbishment of our production machines and research and development tools. We spent approximately $0.8 million in capital expenditures during the first nine months of 2006.

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, line of credit, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at September 30, 2006 (in thousands):

		Less			Greater
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Term debt (1)	$9,574	$1,030	$2,061	$3,793	$2,690
Line of credit	2,996	2,996	--	--	--
Operating leases (2)	2,136	482	835	819	--
Total contractual cash obligations	$14,706	$4,508	$2,896	$4,612	$2,690

(1)	Represents loan agreements with Portfolio Financing Servicing Company, Wells Fargo Bank and several German banks.

(2)	Represents the remaining rents owed on buildings we rent in Palo Alto, California.

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

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to 1.0% above the bank LIBOR rate (which was 5.25% at September 30, 2006) and is calculated based on amounts borrowed under the facility. In addition, the interest rate on one of our German loans has been reset to the prevailing market rate of 5.75% and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would have had an immaterial effect on our interest expense for the third quarter of 2006.

Investment risk: We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest expense in the third quarter of 2006.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 66% of our total sales in the third quarter of 2006. Approximately 43% of our international revenues were denominated in Euros relating to sales from our Dresden operation in the third quarter of 2006. The other 64% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $0.2 million on net revenues for the third quarter of 2006 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been immaterial.

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

Index

•	statements about the future size of markets;

•	our expectations with respect to future grants, investment allowances and bank guarantees from the Saxony government;

•	our expected results of operations and cash flows;

•	pending and threatened litigation and its outcome; and

•	our projected capital expenditures.

You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under "Risk Factors" and under “Risk Factors” in our 2005 Form 10-K and in our Form 10-Qs for the first and second quarters of 2006. These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe the expectations reflected in our forward-looking statements are reasonable as of the date they are being made, we cannot guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we, nor any other person, assume responsibility for the future accuracy and completeness of these forward-looking statements.

 Item 4--Controls and Procedures

(a)
Evaluation and Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive office and vice president of finance, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2006. Based on this evaluation, our chief executive officer and vice president of finance concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our Company, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported with the time period specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and vice president of finance, as appropriate to allow timely decisions regarding required disclosure.

(b)
Report on Internal Control Over Financial Reporting. We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting and an attestation from management in our annual report on Form 10-K beginning with the filing for our fiscal year ending December 31, 2007. In addition, we will need an attestation of our internal control from an independent registered public accounting firm in our Annual Report on Form 10-K beginning with the filing for our fiscal year ending December 31, 2008.

(c)
Changes in Internal Controls. There were no changes during the first nine months of 2006 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Index

PART II--OTHER INFORMATION

Item 1--Legal Proceedings

The Company was named as a defendant, along with Bostik, Inc., in an action captioned WASCO Products, Inc. v. Southwall Technologies, Inc. and Bostik, Inc., Civ. Action No. C 02 2926 SBA, which was filed in Federal District Court for the Northern District of California on June 18, 2002. The Company was served with the Complaint in this matter on July 1, 2002. The plaintiff filed the matter as a class action on behalf of all entities and individuals in the United States who manufactured and/or sold and warranted the service life of insulated glass units manufactured between 1989 and 1999, which contained Southwall Heat Mirror film and were sealed with a specific type of sealant manufactured by Bostik, Inc. The plaintiff alleged that the sealant provided by Bostik, Inc. was defective, resulting in elevated warranty replacement claims and costs. The plaintiff asserted claims against the Company for breach of an implied warranty of fitness, misrepresentation, fraudulent concealment, negligence, and negligent interference with prospective economic advantage, breach of contract, unfair business practices and false or misleading business practices. The plaintiff sought recovery on behalf of the class of $100 million for damages allegedly resulting from elevated warranty replacement claims, restitution, injunctive relief, and non-specific compensation for lost profits. By Order entered December 22, 2003, the Court dismissed all claims against the Company. The plaintiff appealed to the Ninth Circuit Court of Appeals. On January 13, 2006, the Court of Appeals affirmed the lower court decision. On January 26, 2006, the plaintiff filed a petition for rehearing with the Ninth Circuit Court of Appeals. In March of 2006, the Ninth Circuit Court of Appeals denied the plaintiff's petition. On May 26, 2006 the plaintiff filed a petition for writ of certiorari to the United Sates Supreme Court. On October 2, 2006, the Supreme Court denied Wasco’s petition for writ certiorari.

The insurance carriers in some of the litigation related to alleged product failures and defects in window products manufactured by others in which the Company was a defendant in the past paid the defense and settlement costs related to such litigation. Certain of those insurance carriers reserved their rights to recover a portion or all of such payments from the Company. As a result, those insurance carriers could seek from us up to an aggregate of $2 million plus defense costs, although any such recovery would be restricted to claims that were not covered by the Company's insurance policies. The Company intends to vigorously defend any attempts by these insurance carriers to seek reimbursement. The Company is not able to estimate the likelihood that these insurance carriers will seek to recover any such payments, the amount, if any, they might seek, or the outcome of such attempts.

On June 13, 2002, Plaintiff Charles Ikekwere (“Plaintiff”) filed a Complaint against the Company in the Superior Court of California in and for the County of Santa Clara, Case No. CV808644. Mr. Ikekwere is a former employee of the Company. Plaintiff's Complaint alleged claims for race discrimination, national origin discrimination, retaliation, medical condition discrimination, breach of contract, breach of fiduciary duty, fraud, negligence, intentional infliction of emotional distress, and punitive damages. The Company settled this suit in October 2006 for an amount not considered to be material to the financial statements of the Company.

In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on Southwall's business, Southwall's consolidated financial position, and results of operations or cash flows.

Index

Item 1A--Risk Factors

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10K for the year ended December 31, 2005 and filed with the SEC on March 29, 2006 and in Part II Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Financial Risks

Our working capital position, financial commitments and historical performance may raise doubt about our ability to have positive earnings in the future.

We incurred net losses in the first nine months of 2006, and in 2005 and 2004 and negative cash flows from operations in the first nine months of 2006 and in 2003. These factors together with our working capital position and our significant debt service and other contractual obligations at September 30, 2006, may raise doubt about our ability to restore profitable operations, generate cash flow from operating activities and obtain additional financing. These and other factors related to our business during recent years, our past failure to comply with covenants in our financing agreements and our voluntary delisting from NASDAQ in March 2004 may make it difficult for us to secure the required additional borrowings on favorable terms or at all. We intend to seek additional borrowings or alternative sources of financing; however, difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures and ability to comply with the terms of government grants.

Restrictions or defaults under our credit and other loan agreements may prevent us from borrowing or force us to curtail our operations.

As of September 30, 2006, we had total outstanding obligations under our credit and other loan agreements of $12.6 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

We expect to be subject to increased foreign currency risk in our international operations.

In 2003, 2004, 2005 and during the first nine months of 2006, approximately 34%, 31%, 32% and 43 % of our revenues, respectively, were denominated in Euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily Japanese Yen.

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

Index

Failure to meet requirements under our investment grant agreements with the Saxony government may require us to repay grants or force us to curtail our operations.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of September 30, 2006, we had received 5.0 million Euros or $5.0 million at historical exchange rate of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets in our Dresden manufacturing facility. If we fail to meet certain requirements in connection with these grants, the Saxony government has the right to demand repayment of the grants. The measurement date of these requirements was June 30, 2006, at which time we did not meet some of these requirements. We are currently seeking an amendment to our agreement with the Saxony Government which would bring us into compliance with the requirements. If such negotiations are unsuccessful, we could be required to repay the grants which would adversely effect our operations.

Operational Risks

We depend on a small number of customers for nearly all of our revenues, and the loss of a large customer could materially adversely affect our revenues or operating results.

Our nine largest customers accounted for approximately 79%, 82%, 79% and 84% of net revenues during the first nine months of 2006 and in 2005, 2004 and 2003, respectively. We expect to continue to derive a significant portion of our net sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology--direct-to-glass sputtering--as an alternative to our window films, which in 2003 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

Fluctuations or slowdowns in the overall electronic display industry have and may continue to adversely affect our revenues.

Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. For example, during the first nine months of 2006, we experienced a decrease of 20% from the first nine months of 2005 in our net revenues in the electronic display market primarily due to lower demand for our sputtered thin film filter products for Plasma Display Panel products due to increased competition, and we expect this trend to continue. Mitsubishi Electric was the only CRT manufacturer that buys our anti-reflective, or AR, film and it decided to consolidate all of the manufacturing of this product to Japan. In connection with that consolidation, Mitsubishi ceased production of the 17" AR product in its Mexico plant during the third quarter of 2003. In 2005, we stopped converting (cutting the film to the customer's specifications) one of our window film product models and agreed with our customers that they would complete this process. This resulted in a decline in average sales prices for the TX product line and the decrease in window film market net revenues.

Our business is susceptible to numerous risks associated with international operations.

Revenues from international sales amounted to approximately 66%, 74%, 79% and 89% of our net revenues during the first nine months of 2006 and in 2005, 2004 and 2003, respectively. The distance between our two manufacturing sites creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

Index

·	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws and regulatory requirements;

·	potentially adverse tax consequences; and

·	global economic turbulence and political instability.

Item 2-- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3--Defaults upon Senior Securities

Not applicable.

Item 4--Submission of Matters to a Vote of Stockholders

None

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

Dated: November 13, 2006
Southwall Technologies Inc.

	By:	/s/ Dr. Eugene Goodson
Dr. Eugene Goodson
President and Chief Executive Officer

	By:	/s/ Sylvia Kamenski
Sylvia Kamenski
Vice President of Finance