Form 10-K
period 2006-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2007-04-02
CIK 813619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-15930

Southwall Technologies Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	94-2551470
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3788 Fabian Way
Palo Alto, California 94303
(Address of Principal Executive Offices including Zip Code)

(650) 798-1200
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

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on July 3, 2006 (based upon the closing sales price of the Common Stock on the Over-the-Counter Bulletin Market on such date) was $6.2 million. For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of July 3, 2006, and Common Stock held by officers and directors of the registrant has been excluded in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

The number of shares of the registrant's Common Stock outstanding on March 1, 2007 was 27,139,035

Documents Incorporated by Reference

Document Description	10-K Part

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2007	III

SOUTHWALL TECHNOLOGIES INC.
2006 ANNUAL REPORT ON FORM 10-K

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

XIR, XUV, Triangle Design, Superglass, Heat Mirror, California Series, Solis, ETCH-A-FLEX, and Southwall are registered trademarks of Southwall. V-KOOL is a registered trademark of V-Kool International Holdings Pte. Ltd. All other trade names and trademarks referred to in this prospectus are the property of their respective owners.

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

We maintain a website with the address of www.southwall.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report, on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission. You may read and copy any material that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Southwall, that file electronically with the SEC.

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

Electronic display products

The thin film coated products we sell in this market primarily block electromagnetic emissions and infrared energy, and enhance the light output of certain displays. Our thin film coated substrates are used in liquid crystal displays, or LCDs and plasma display panels or PDPs, and in applications such as touch screens.Thin film coated substrates in this market are generally sold to OEMs, which apply the film to flat screens.

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

Technology

In a sputtering process, a solid target and a substrate are placed in a vacuum chamber. By adding a small amount of process gas, typically argon, to the chamber and negatively charging the target, the process gas is ionized and a plasma discharge is formed. The positively charged gas ions strike the solid target with enough force to eject atoms from its surface. The ejected target atoms condense on the substrate and a thin film coating is constructed atom by atom. By placing a magnet behind the target, the electrons in the ionized plasma are confined to a specific region on the target, enhancing the creation of ionized gas atoms and increasing the efficiency of the target atom ejection process. By using different targets as the substrate moves through the vacuum chamber, we can create a multi-layered coating, or stack.

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

We rely extensively upon trade secrets and know-how to develop and maintain our competitive position. We have 23 patents and 18 patent applications pending in the United States and 68 patents and more than 34 patent applications pending outside the United States that cover materials, processes, products and production equipment. Of our existing patents, three U.S. patents and eighteen international patents will expire in three years. We also seek to avoid disclosure of our know-how and trade secrets through a number of means, including requiring those persons with access to our proprietary information to execute nondisclosure agreements with us. We consider our proprietary technology, as well as its patent protection, to be an important factor in our business.

Products

The following table describes the markets into which we sell our products, the applications of our products, our product families, key features of our various products and representative customers.

MARKET	APPLICATION	FILM RODUCTS	KEY FEATURES	REPRESENTATIVE CUSTOMERS

Automotive glass	Windscreens, side windows, and back windows	Infrared reflective (XIR 70 and XIR 75)	Transmits 70% or 75% visible light Reflects 85% of infrared heat energy	Saint Gobain Sekurit Pilkington PLC AGC Automotive Americas Guardian Glass

Electronic display	Liquid crystal display (LCD) screens LCD reflector for lighting sources	Anti-reflective clear (ARC) Silver reflecting	Clear anti-reflective product 95% Reflecting Light-weight mirror	Berliner Glass Mitsui Chemicals

	Plasma display panels (PDP)	Infrared reflective (TCP)	Clear and Conductive Clear infrared blocking	Mitsui Chemicals

Architectural glass	New and retrofit residential and commercial windows and doors	Suspended Heat Mirror	Cool in summer Warm in winter UV blocking Noise reducing	Kensington Windows Zamil Glass Traco

	Commercial buildings	Laminated (XIR)	Infrared reflecting UV blocking Cool in summer Noise reducing	Gulf Glass Industries Cristales Curvados

Window film	After-market installation	Solis/V-KOOL Huper Optik	Transmits up to 75% visible light Reflects up to 85% of infrared heat energy	V-Kool International Huper Optik

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

Our net revenues from sales of automotive glass products were $13.4 million, $19.6 million and $20.6 million in 2006, 2005 and 2004, respectively.

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

Our net revenues from sales of electronic display products were $10.8 million, $14.0 million and $20.6 million in 2006, 2005 and 2004, respectively.

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

Our net revenues from sales of architectural products were $5.5 million, $5.9 million and $7.0 million in 2006, 2005 and 2004, respectively.

Window Film Products

Our Solis/V-KOOL and Huper Optik solar-control films for automotive glass and architectural glass aftermarket installation use our XIR and other patented coating technologies. These products are applied to existing windows and have a protective hard coat over the patented, transparent solar-control coating on one side and an adhesion layer on the other. Solis/V-KOOL and Huper Optik are sold through a worldwide distribution network of companies owned by or affiliated with V-Kool International.

Our net revenues from sales of window film products were $10.5 million, $15.1 million and $9.4 million in 2006, 2005 and 2004, respectively.

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

We supply our Heat Mirror architectural products to approximately 50 insulated glass and window fabricators and distributors worldwide. Our proprietary mounting technology is licensed to our customers, who use special equipment for the manufacture of Heat Mirror-equipped windows. Our field services organization assists customers in the manufacture of Heat Mirror-equipped windows. In North America, we also promote our Heat Mirror product line through approximately six regionally based architectural glass sales representatives.

We sell our Solis/V-KOOL and Huper Optik aftermarket products for the automotive glass and architectural markets through a worldwide distribution network of companies owned by or affiliated with V-Kool International.

International revenues amounted to approximately 68%, 74% and 79% of our net revenues during 2006, 2005 and 2004, respectively. The principal foreign markets for our products in 2006 were Japan ($10 million) and the Pacific Rim other than Japan ($8 million).

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

Our customers in the electronic display market include Mitsui Chemicals and a number of other small accounts. Sales to Mitsui represented 25% of our total sales in 2006.

In 2006, our customers in the architectural market included approximately 57 fabricators of insulated glass units and laminated glass for architectural applications.

Our aftermarket applied film in the automotive and architectural glass markets is sold pursuant to an exclusive worldwide license in our distribution agreement with V-Kool International. Under the Agreement, which is scheduled to expire in 2011, V-Kool International agreed to purchase a set amount of our products during the term of the agreement subject to volume and quality standards. Our failure to produce required amounts of product under the agreement will result in penalties under which we would be required to reimburse V-Kool International for the full cost of any product not timely delivered. For each year after 2004 through and including 2011, V-Kool International is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. V-Kool International was obligated to purchase $10.9 million of products in 2006. During 2006, V-Kool International purchased approximately $9 million of product. The remaining balance was rescheduled to Q1 2007 by mutual agreement. V-Kool International is obligated to purchase at least $11.9 million from us in 2007.

A small number of customers have accounted for a substantial portion of our revenues. Our ten largest customers accounted for approximately 77%, 81% and 79% of our net sales in, 2006, 2005 and 2004, respectively. During 2006, Mitsui Chemicals, Saint Gobain Sekurit, V-Kool and Pilkington PLC accounted for 24.6%, 8.5%, 20.0% and 9.5%, respectively, of our net revenues. During 2005, Mitsui Chemicals, Saint Gobain Sekurit, V-Kool and Pilkington PLC accounted for 22.7%, 19.8%, 19.5% and 7.1%, respectively, of our net revenues. During 2004, Mitsui Chemicals, Saint Gobain Sekurit, Pilkington PLC and V-Kool accounted for 28.4%, 17.8%, 11.4% and 10.9%, respectively, of our net revenues. Because of our fixed costs, the loss of, or substantial reduction in orders from, one or more of these customers would have a material adverse effect on our profitability and cash flow. The timing and amount of sales to these customers depends on sales levels and shipping schedules for the OEM products into which our products are incorporated. We have no control over the shipping dates or volume of products shipped by our OEM customers, and we cannot be certain that they will continue to ship products that incorporate our products at current levels or at all. In addition, we rely on our OEM customers to timely inform us of opportunities to develop new products that serve end-user demands.

Research and Development

Our research and development activities are focused upon the development of new proprietary products, thin film materials science, and deposition process optimization and automation and applied engineering. Our research and development expenditures totaled $6.8 million, $5.1 million and $3.2 million, or approximately 16.9%, 9.3% and 5.6% of total net revenues, in 2006, 2005 and 2004, respectively.

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

In 2005, we invested in additional engineering resources to support our increased focus on new products and technologies.

Manufacturing

The table below provides information about our current production machines and the class of products that each was tooled to produce in 2006.

Machine Number	Location	Primary Markets For Current Production	Year Commercial Production Initiated	Estimated Annual Capacity (Millions of Sq. Ft.) (1)

PM 1 (2)	Palo Alto	Architectural	1980	none

PM 2	Palo Alto	Research and development	1982	6.0

PM 4A (2)	Palo Alto	Automotive, architectural, electronic display and window film	1991	12.0

PM 4B (2)	Palo Alto	Automotive, architectural, electronic display and window film	1991	12.0

PM 8	Dresden	Automotive, architectural, electronic display and window film	2000	16.0

PM 9	Dresden	Automotive, architectural, electronic display nd window film	2001	16.0

PM 10	Dresden	Automotive, architectural, electronic display and window film	2003	16.0
_________________________________

(1)
Estimated annual capacity represents our estimated yields based on our historical experience and anticipated product mix. The amount of product for which we receive orders and which we actually produce in any year may be materially less than these estimates.

(2)	These machines were scrapped and sold during the first half of 2006.

On January 19, 2006, we commenced restructuring actions with the goal of improving our cost structure for 2006 and beyond. These actions included the closure of our Palo Alto, California manufacturing facility in the first half of 2006. We scrapped and sold our production machines (PM 1, PM 4A and PM 4B) used for manufacturing in Palo Alto. We currently use PM2 for research and development in Palo Alto. We transferred our U.S. manufacturing operations to our site located near Dresden, Germany in the first half of 2006.

Our Dresden, Germany facility is ISO 9001/2000 certified.

Dresden, Germany facility

We own a production plant in Grossroehrsdorf, Germany, near the city of Dresden. The plant has three production machines and manufactured approximately 60% of our products during the first half of 2006 and 100% of our products during the second half of 2006. Southwall’s Dresden plant is a supplier of automotive and architectural energy management films used by glass companies to enhance the thermal performance of their products; it is also a supplier of electronic display and window film.

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

Backlog

Our backlog primarily consists of purchase orders for products to be delivered within 90 days. As of February 28, 2007 and February 28, 2006, we had a backlog of orders able to be shipped over the next 12 months of approximately $7.9 million and $8.2 million, respectively. Some of these orders are not firm orders and are subject to cancellation. For these reasons, these orders may not be indicative of our future revenues.

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

Automotive glass market. Large, worldwide glass laminators typically have divisions selling products to the commercial flat glass industry and provide solar control products in the automotive OEM market. We face technological competition from companies, such as PPG Industries, Pilkington PLC, Saint Gobain, Asahi, Guardian, and Glaverbel that have direct-to-glass sputtering capability. We may also be subject to future competition from companies that are able to infuse glass with solar control properties. We estimate that in 2006 our coated substrates were used in less than 1% of the total worldwide automotive OEM glass produced.

Electronic display market. Competitors in the electronic display market include companies developing new coatings, such as wet coatings, for flat panel displays, as well as competitors who supply sputter coated films similar to those produced by us. Customers' selection of products is driven by quality, price and capacity. In addition, some of our current and potential customers are capable of creating products that compete with our products. We estimate that in 2006 our coated substrates were applied to less than 4% of the products in the worldwide, flat screen plasma display market.

Architectural glass market. Products that provide solar control and energy conservation have been available to this market for almost 25 years. Since our introduction of our Heat Mirror suspended film product in 1979, large glass producers, such as Guardian, PPG, Apogee Enterprises, Pilkington, Saint Gobain Sekurit, and Asahi, have produced their own direct-to-glass sputtered products that provide solar control and energy conservation similar to our Heat Mirror product. We estimate that in 2006 our coated substrates were used in less than 1% of the glass used worldwide in residential and commercial buildings.

Window film market. In the applied film segment of the market, companies such as 3M, Bekeart, CP Films (a subdivision of Solutia), and Lintec Inc. produce competitive solar control products that are widely accepted in the market.

Basis of competition

We believe we compete principally on the basis of:
.	Proprietary thin film sputtering process knowledge and control systems;
.	Our extensive thin film materials expertise and optical design capabilities;
.	Our state-of-the-art coating facility in a low-cost labor environment, which receives significant financial support from local and federal governments in Germany; and
.	Our ability to easily alter the format of our products, providing our customers with inventory versatility and higher production yields.

Employees

As of December 31, 2006, we had 140 full-time and one part-time employee, of whom 24 were engaged in engineering, 76 in manufacturing, 17 in sales and marketing, and 24 in general management, finance and administration. We are highly dependent upon the continuing services of certain technical and management personnel. None of our U.S. employees is represented by a labor union. To our knowledge, none of our German employees are represented by a labor union. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS

Financial Risks

Our working capital position, financial commitments and historical performance may raise doubt about our ability to have positive earnings in the future.

We incurred net losses in 2006 and 2004. These factors together with our working capital position and our significant debt service and other contractual obligations at December 31, 2006, may raise doubt about our ability to restore profitable operations, generate cash flow from operating activities and obtain additional financing. These and other factors related to our business during recent years, our past failure to comply with covenants in our financing agreements and our voluntary delisting from NASDAQ in March 2004 may make it difficult for us to secure the required additional borrowings on favorable terms or at all. We intend to seek additional borrowings or alternative sources of financing; however, difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures and ability to comply with the terms of government grants.

A few stockholders own a majority of our shares and will be able to exert control over us and our significant corporate decisions.

As a result of the consummation of the financing transactions in December 2003 and February 2004 with Needham & Company, Inc and its affiliates and Dolphin Direct Equity Partners, L.P., these shareholders at December 31, 2006 owned securities convertible into 59% of our outstanding common stock. As our largest stockholder and the guarantor of our line of credit, Needham could prevent us from seeking additional borrowings or alternative sources of financing that we require for future operations, could delay or prevent a change of control of our company, or otherwise control the company in ways that might have a material adverse effect on our company or our other shareholders.

Covenants or defaults under our credit and other loan agreements may prevent us from borrowing or force us to curtail our operations.

As of December 31, 2006, we had total outstanding obligations under our credit and other loan agreements of $12.6 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that will require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity. The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

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

In 2004, 2005 and 2006, approximately 31%, 32% and 30% of our revenues, respectively, were denominated in euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily Japanese Yen.

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

As a result of our financial performance, our suppliers and creditors may impose more onerous payment terms on us, which may have a material adverse effect on our financial performance and our liquidity. For example, one of our subcontractors has required us to provide it with a security interest in all of our inventory held by it and has limited the amount of unpaid invoices we may have outstanding with it at any time.

Operational Risks

We depend on a small number of customers for nearly all of our revenues, and the loss of a large customer could materially adversely affect our revenues or operating results.

Our ten largest customers accounted for approximately 77%, 81% and 79%, of net revenues in 2006, 2005 and 2004, respectively. We expect to continue to derive a significant portion of our net sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology—direct-to-glass sputtering—as an alternative to our window films, which in 2003 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

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

We primarily use one independent distributor to sell our after-market products. We have a distribution agreement with V-Kool International Holdings Pte. Ltd., or V-Kool International, under which we granted an exclusive worldwide license to distribute our after-market applied film in the automotive and architectural glass markets. Failure of V-Kool International to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business. We believe that the success of our after-market products will continue to depend upon this distributor.

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

Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. For example, during 2006, we experienced a decrease of 23% from 2005 in our net revenues in the electronic display market primarily due to lower demand for our sputtered thin film filter products for Plasma Display Panel products due to increased competition, and we expect this trend to continue. In 2005, we stopped converting (cutting the film to the customer’s specifications) one of our window film product models and agreed with our customers that they would complete this process. This resulted in higher revenues on our TX products as our customers bought more products to fill their distribution pipeline.

If we are unable to adequately protect our intellectual property, third parties may be able to duplicate our products or develop functionally equivalent or superior technology.

Our success depends in large part upon our proprietary technology. We rely on our know-how, as well as a combination of patent, trademark and trade secret protection, to establish and protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. Our means of protecting our proprietary rights may not be adequate. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. One of our U.S. patents relating to our architectural products, Heat Mirror, expired in 2006. Expiration of these patents or our failure to adequately protect our proprietary rights may allow third parties to duplicate our products or develop functionally equivalent or superior technology. In addition, our competitors may independently develop similar technology or design around our proprietary intellectual property.

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

In addition to our dependence on our technical personnel, our success also depends on our continuing ability to attract and retain other highly skilled employees. We depend on the continued services of our senior management, particularly Dr. R. Eugene Goodson, our President. We do not have formal employment contracts with any of our officers or key-person life insurance covering any officer or employee. Our officers have technical and industry knowledge that cannot easily be replaced. Competition for similar personnel in our industry where we operate is intense. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting or retaining the necessary personnel, our business could be adversely affected.

Our business is susceptible to numerous risks associated with international operations.

Revenues from international sales amounted to approximately 68%, 74% and 79% of our net revenues during 2006, 2005 and 2004, respectively. To achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our administrative, sales, marketing, research and development facilities are located in two buildings totaling approximately 39,000 square feet in Palo Alto, California. One of the buildings is occupied under lease that will expire on June 30, 2011. The second building is occupied under a lease that will expire on December 31, 2007. We have an option to renew this lease for another year.

On January 19, 2006, we commenced restructuring actions to attempt to improve our cost structure for 2006 and beyond. These actions have included the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site during the first half of 2006. We accrued $1.5 million in the third quarter of 2006 as a leasehold asset retirement obligation in connection with this surrender plan. We expect to complete our surrender of this building to our landlord in the second quarter of 2007.

We have transferred our U.S. manufacturing operations to our European site located near Dresden, Germany in the first half of 2006, at which we own a 60,000 square foot building.

In January 2004, we had renegotiated a lease in Palo Alto, which required a final $1.2 million payment in 2006. We made this payment in January 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of Registrant

The names, ages and positions of our current executive officers are as follows:

Name	Age	Position
R. Eugene Goodson	71	President, Chief Executive Officer and Director
Neil Bergstrom	57	Chief Technology Officer and Senior Vice President, Engineering
Dennis Capovilla	47	Senior Vice President, Sales and Marketing
Sylvia Kamenski	54	Vice President, Finance
Sicco W.T. Westra	56	Vice President, Business Development
Wolfgang Heinze	58	Vice President, General Manager Southwall Europe GmbH

Dr. R. Eugene Goodson joined Southwall's board of directors in April 2006 and in November 2006, Dr. Goodson became President and CEO. He has held leadership positions in industry, government and universities. Most recently, he served as the Chief Executive Officer and President of Williams Controls Inc., a manufacturer of electronic throttle controls, where he remains Chairman of the Board. Prior to Williams Controls, Dr. Goodson was Chairman and Chief Executive Officer of Oshkosh Truck Corporation, a developer and producer of heavy-duty on and off road trucks. After retiring from Oshkosh in 1998, he became an Adjunct Professor at the University of Michigan Business School, teaching operations management. Gene was also a director of the Executive Officer Association of American Industrial Partners, a private equity firm, from 1998 to 2005.

Neil Bergstrom joined Southwall in June 2005 as Chief Technology Officer and Senior Vice President, Engineering. His responsibilities include technology development, new product development, and thin film engineering. From 2004 to 2005, Dr. Bergstrom was Vice President of Engineering at Qualcomm MEMS Technologies, an LCD displays manufacturer, and from 2002 to 2004, held the same position at Iridigm Display, the iMoD displays manufacturer, prior to its acquisition by Qualcomm. In this strategic role, he successfully developed and transferred new MEMS display technology into existing LCD display manufacturing lines. Dr. Bergstrom joined Iridigm Display as Vice President of Business Development and successfully established key offshore manufacturing partnerships. From 1997 to 2002, Dr. Bergstrom served as Chief Technology Officer at Inviso, an international provider of high technology video/audio/data transport, signal management and display solutions for television broadcast, telecommunications, cable television and video production, and headed the technology development team and established ongoing relationships with the company's key technology partners and suppliers. From 1992 to 1996, he was with Apple Computer where he managed the Advanced Display Department and initiated Apple's move into flat panel monitor products. Dr. Bergstrom began his career at Intel Corporation as a researcher and as Process Integration Manager for memory chip technologies in the Technology Development Division from 1982 until 1986. He holds a Ph.D. in Physics from U.C. Berkeley. On March 16, 2007, our CTO announced his intention to resign effective April 2, 2007.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the-Counter Bulletin Board Market under the symbol "SWTX.OB". From the completion of our initial public offering in June 1987 until March 26, 2004, our common stock was traded on the NASDAQ National Market System. Effective March 26, 2004, we voluntarily de-listed from NASDAQ and applied to begin trading on the Over-the-Counter Bulletin Board Market. As a result of our February 2004 financing transactions, in which we issued convertible promissory notes and warrants, we were no longer in compliance with certain NASDAQ listing requirements. We felt that a voluntary delisting from NASDAQ and move to the Over-the-Counter Bulletin Board Market would provide the best option to our stockholders by retaining liquidity in our common stock. Prices in the following table represent the high and low closing sales prices per share for our common stock as reported by Over-the-Counter Bulletin Board Market during the periods indicated.

	High	Low
2006
1st Quarter	$0.88	$0.59
2nd Quarter	0.92	0.63
3rd Quarter	0.68	0.47
4th Quarter	0.63	0.37

	High	Low
2005
1st Quarter	$1.82	$1.00
2nd Quarter	1.65	1.07
3rd Quarter	1.25	0.85
4th Quarter	0.89	0.52

On March 5, 2007, the last reported sale price for our common stock as reported on the Over-the-Counter Bulletin Board Market was $0.65 per share. On such date, there were approximately 289 holders of record of our common stock, and we believe there were approximately 3,000 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. The Series A 10% Preferred Stock is entitled to cumulative dividends of 10% per year, payable at the discretion of our Board of Directors. We currently intend to retain future earnings, if any, to fund the expansion and growth of our business. Furthermore, payment of cash dividends on our common stock is prohibited without the consent of our Series A 10% Preferred stockholders. Per our credit agreement with Wells Fargo Bank, we are allowed to declare and pay up to $600,000 in preferred stock dividends on a per annum basis, but are not permitted to pay any other dividends, including dividends on our common stock.

Comparison of Cumulative Total Stockholder Return

The following performance graph assumes an investment of $100 on December 31, 2001 and compares the changes thereafter in the market price of our common stock with a broad market index, Composite Market Index, and an industry index, General Building Materials Index. We paid no dividends during the periods shown; the performance of the indexes is shown on a total return (dividend reinvestment) basis. The graph lines merely connect fiscal year-end dates and do not reflect fluctuations between those dates.

	12/01	12/02	12/03	12/04	12/05	12/06

Southwall Technologies Inc.	100.00	43.78	13.43	24.06	8.53	6.43
Composite Market Index	100.00	79.81	107.38	122.68	133.00	158.67
General Building Materials Index	100.00	98.94	133.69	166.92	181.98	227.77

 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of and for each of the five years ended December 31, 2006 are derived from our audited consolidated financial statements. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statements of Operations Data:
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)

Net revenues	$40,209	$54,754	$57,573	$53,326	$68,759
Cost of revenues	24,746	37,241	36,787	45,914	49,614
Gross profit	15,463	17,513	20,786	7,412	19,145
Gross profit %	38.5%	32.0%	36.1%	13.9%	27.8%
Operating expenses:
Research and development	6,782	5,104	3,199	6,714	7,685
Selling, general and administrative	12,005	8,332	10,217	12,348	12,450
Restructuring costs (recoveries), net	915	--	--	(65)	2,624
Impairment charge (recoveries) for long-lived
assets, net	(214)	(170)	(1,513)	27,990	--
Total operating expenses	19,488	13,266	11,903	46,987	22,759
Income (loss) from operations	(4,025)	4,247	8,883	(39,575)	(3,614)

Interest expense, net	(737)	(973)	(2,206)	(1,590)	(1,734)
Costs of warrants issued	--	--	(6,782)	(865)	--
Other income, net	210	75	534	419	1,070
Income (loss) before provision for benefit from) income taxes	(4,552)	3,349	429	(41,611)	(4,278)

Provision for (benefit from) income taxes	958	29	614	681	(87)
Net income (loss)	(5,510)	3,320	(185)	(42,292)	(4,191)

Deemed dividend on preferred stock	489	490	--	--	--
Net income (loss) attributable to common stockholders	$(5,999)	$2,830	$(185)	$(42,292)	$(4,191)

Net income (loss) per share:
Basic	($0.22)	$0.11	($0.01)	($3.37)	($0.40)
Diluted	($0.22)	$0.10	($0.01)	($3.37)	($0.40)

Weighted average shares used in computing net income (loss) per share:

Basic	26,949	26,743	14,589	12,537	10,418
Diluted	26,949	32,895	14,589	12,537	10,418

Consolidated Balance Sheet Data:
	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)

Cash, cash equivalents and restricted cash	$5,733	$7,002	$5,233	$1,891	$2,629
Working capital (deficit)	3,686	8,691	6,528	(4,210)	588
Property, plant and equipment	17,232	16,857	21,110	21,787	50,251
Total assets	35,501	39,641	44,947	41,721	76,582
Term debt and capital leases including current portion	9,627	10,107	13,107	15,700	16,752
Total liabilities	23,655	23,702	30,374	40,000	36,108
Preferred stock	4,810	4,810	4,810	--	--
Total stockholders' equity	7,036	11,129	9,763	1,721	40,474

Selected Cash Flow Data:
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)

Net cash provided by (used in) operating activities	$748	$4,006	$3,830	$(2,990)	$(2,824)
Net cash provided by (used in) investing activities	(505)	(342)	1,261	(2,775)	(6,014)
Net cash provided by (used in) financing activities	(1,533)	(1,566)	(2,249)	5,548	7,679

Quarterly Financial Data:

The following table sets forth consolidated statements of operations data for the eight fiscal quarters ended December 31, 2006. This information has been derived from our unaudited condensed consolidated financial statements and has been prepared on the same basis as our audited consolidated financial statements contained in this report. It includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information when read in conjunction with our audited financial statements and related notes. Operating results for any quarter are not necessarily indicative of results for any future period. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

Selected Quarterly Financial Information (Unaudited):

	Quarters Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006
	(in thousands, except per share amounts)

Net revenues	$10,034	$11,337	$9,597	$9,241
Cost of revenues	6,366	7,268	5,667	5,445
Gross profit	3,668	4,069	3,930	3,796

Income (loss) before provision for (benefit from) income taxes	(1,034)	(1,154)	(2,528)	164
Net loss	(1,327)	(1,387)	(2,721)	(75)
Deemed dividend on preferred stock	122	122	123	122
Net loss attributable to common stockholders	$(1,449)	$(1,509)	$(2,844)	$(197)

Net loss per share:
Basic	($0.05)	($0.06)	($0.11)	($0.01)
Diluted	($0.05)	($0.06)	($0.11)	($0.01)

Weighted average shares used in computing net loss per share:

Basic	26,825	26,939	26,957	27,073
Diluted	26,825	26,939	26,957	27,073

	Quarters Ended

	Apr. 3, 2005		Jul. 3, 2005	Oct. 2, 2005	Dec. 31, 2005
	(in thousands, except per share amounts)

Net revenues		$15,647	$15,172	$12,025	$11,910
Cost of revenues		11,270	9,788	7,921	8,262
Gross profit		4,377	5,384	4,104	3,648

Income (loss) before provision for (benefit from) income taxes		1,846	1,580	465	(542)
Net income		1,699	1,395	15	211
Deemed dividend on preferred stock		123	120	120	127
Net income (loss) attributable to common stockholders.	$	. 1,576	$1,275	$(105)	$84

Net income (loss) per share:
Basic		$0.06	$0.05	$0.00	$0.00
Diluted		$0.05	$0.04	$0.00	$0.01

Weighted average shares used in computing net income (loss) per share:

Basic		26,613	26,782	26,788	26,790
Diluted		33,181	33,094	32,720	32,375

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

Our cash and cash equivalents decreased by $1.1 million from $6.6 million at December 31, 2005 to $5.5 million at December 31, 2006. Cash provided by operating activities decreased by $3.3 million from $4.0 million in 2005 to $0.7 million in 2006. The decrease in cash provided by operating activities during 2006 was primarily the result of net loss for the year of $5.5 million, impairment recoveries from long-lived assets of $0.2 million and an increase in other current and non-current assets of $0.1 million partially offset by deferred income taxes of $0.05 million, non-cash depreciation of $2.4 million, a stock-based compensation charge of $0.6 million, a decrease in accounts receivable of $3.1 million, a decrease in inventories of $0.3 million and an increase in accounts payable and accrued liabilities of $0.2 million. Cash used in investing activities in 2006 was $0.5 million compared to $0.3 million provided by investing activities in 2005. The increase in cash used in investing activities from 2005 to 2006 was due to increased expenditures for property, plant and equipment and other assets partially offset by proceeds from sale of fixed assets. Cash used in financing activities decreased by $0.1 million from $1.6 million used in financing activities in 2005 to $1.5 million used in financing activities in 2006.

Demand for our customers' products, which has a significant effect on our results, has changed rapidly from time to time in the past and may do so in the future. For example, as a result of changing demand in the personal computer industry from 1999 through 2003, our electronic display revenues declined from $26.6 million in 2002 to $19.0 million in 2003, increased to $20.6 million in 2004, decreased to $14.0 million in 2005 and to $10.8 million in 2006. Similarly, revenues from our automotive segment were $20.4 million, $20.3 million, $20.6 million, $19.6 million and $13.4 million in 2002, 2003, 2004, 2005 and 2006, respectively.

The decrease in 2006 was primarily due to a reduction in demand throughout the year by a major customer as a result of their large inventory build up at 2005 year end and the ongoing “de-contenting” trend in the automotive industry. De-contenting is a change by automotive manufacturers to make the part in which products are found as optional features rather than standard features to control their costs.

Our research and development expenditures increased from $5.1 million in 2005 to $6.8 million in 2006. In 2005, we began development and sampling of a new class of films with improved performance that we believe will be beneficial across our product lines. We also initiated significant research and development into thin film technology that we anticipate will enable Southwall to produce products for new applications and markets. In 2005, we invested in additional engineering resources to support our increased focus on new products and technologies.

On January 19, 2006, we commenced restructuring actions to improve our cost structure for 2006 and beyond. These actions include the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site during the first half of 2006. Also during the first half of 2006, we transferred our U.S. manufacturing operations to the European site located near Dresden, Germany. As a result of these restructuring actions, our gross margins increased from approximately 36% in the first half of 2006 to approximately 41% in the second half of 2006.

Financing and Related Transactions

Background.

During 2003, we experienced a significant decline in sales which led to a significant deterioration in our working capital position, which raised concerns about our ability to fund our operations and continue as a going concern in the short term and our ability to meet obligations coming due over the following few years.

At that time, management developed a restructuring plan that included:

.	Shutting down a majority of our domestic manufacturing and transferring that production to our Dresden, Germany facility;

.	Beginning a series of staggered layoffs;

.	Arranging new payment terms with all major creditors and vendors to extend or reduce our payment obligations;

.	Accelerating our cash collections;

.	Reducing our operating expenses and inventory levels; and

.	Minimizing our capital expenditures.

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

On December 31, 2004, Needham Company and its Affiliates and Dolphin Direct Equity Partners, LP elected to convert all outstanding principal of, and accrued but unpaid interest on, their Secured Convertible Promissory Notes into Series A shares. The Secured Convertible Promissory Notes by their terms were convertible at the option of the holders into Series A shares at a rate of one share for each $1.00 of principal or interest converted. The aggregate principal amount of the Secured Convertible Promissory Notes was $4,500,000 and interest accrued thereon as of the time of conversion was $392,500. The aggregate number of shares of Series A shares issued as a result of the conversion was 4,892,500. In particular, Needham Company and its Affiliates received 3,261,667 shares and Dolphin Direct Equity Partners, LP received 1,630,833 shares. In years 2006 and 2005, we accrued, in the aggregate, $1.0 million of deemed dividend on preferred stock as a result of the conversion of our secured convertible promissory notes into shares of Series A preferred stock in December 2004.

At December 31, 2006, Needham Company and Affiliates (together with the Needham Group Inc. and Needham Investment Management LLC) and Dolphin Direct Equity Partners, LP own 41.7% and 17.1%, respectively, of our outstanding common stock. In addition, if Needham Company and its Affiliates and Dolphin had converted their Series A shares into common stock at December 31, 2006, they would have owned 45.5% and 19.5%, respectively, of our outstanding common stock.

Material Terms of the Series A Shares

Our Series A share have the following terms:

.
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

.
Restrictions. So long as any Series A shares are outstanding, unless all accrued dividends on all Series A shares have been paid, we are prohibited from taking certain actions, including redeeming or purchasing shares of our common stock and paying dividends on our common stock.

.
General Voting Rights. Except under certain circumstances or as otherwise provided by law, the holders of Series A shares have no voting rights. The approval of the holders of a majority of the Series A shares voting separately as a class will be required to effect certain corporate actions.

.
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

.
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

.	Redemption. The Series A shares are not redeemable.

Agreements with Major Creditors

Judd Properties, L.P. In January 2004, we reached an agreement with Judd Properties, L.P., or Judd, to modify our obligations under the lease for our executive offices. We agreed to a payment schedule that extended our obligations and provides us with options to extend the lease. We further agreed to issue a warrant issuable for 4% of our capital stock on a fully diluted basis to be held in an escrow account as security for our obligations in the event we fail to restore the property in accordance with the original lease terms upon our departure from the premises. Upon our departure, if we fail to restore the property in accordance with the original lease the warrant will be released to Judd. The warrant is exercisable for 1,410,426 shares of our common stock at a nominal exercise price. The other terms of the warrant mirror the terms of the warrants issued to the Investors. Judd will hold certain registration rights with respect to the warrant shares. Because we did not have available enough authorized shares of common stock to issue upon exercise of the warrant, we were required to issue a letter of credit in the amount of $1.0 million to be held by Judd as security for our obligations until such time as the requisite number of authorized shares were approved by our stockholders on the condition that we are in compliance with the settlement agreement. The letter of credit is collateralized by $1.0 million of our cash, which will not be released by the bank that issued the letter of credit until Judd releases the letter of credit. Following the approval of the charter amendment by our stockholders, Judd maintained that we were not fully in compliance with the settlement agreement and refused to release the letter of credit. Judd continues to hold the letter of credit pending the resolution of discussions regarding the restoration of the property. At December 31, 2006 and December 31, 2005, our accrued liability to Judd Properties L.P. was approximately $1.5 million and $1.2 million, respectively. On January 19, 2006, the Company announced its plans to vacate its current Palo Alto facility, which also serves as its headquarters and houses its manufacturing, research and development, sales and marketing and general and administrative functions. The Company relocated to another Palo Alto facility for these functions, except manufacturing. The Judd lease expired on January 31, 2006 and the Company has worked out a surrender plan with Judd Properties L.P. for these premises. On January 31, 2006, the Company paid its accrued liability of $1.2 million to Judd and the Company is paying its monthly rent obligation to Judd. In connection with the surrender plan with Judd, $1.5 million was accrued in July 2006 as a leasehold asset retirement obligation. The Company is in the process of restoring the building in accordance with the restoration plan.

Portfolio Financial Servicing Company, Bank of America and Lehman Brothers. On February 20, 2004, we entered into a settlement agreement with Portfolio Financial Services, Bank of America and Lehman Brothers, which extinguished a claim arising out of sale-leaseback agreements, which we entered into in connection with the acquisition of two of our production machines. As part of the settlement, we agreed to pay a total of $2.0 million plus interest over a period of 6 years. The settlement required us to make an interest payment in 2004, and beginning in 2005, we will make quarterly principal and interest payments until 2010. We also agreed to return the production machines in question. If we fail to make the required payments, Portfolio Financial Services, Bank of America and Lehman Brothers may enter a confession of judgment against us in the amount of $5.9 million. In 2006, we paid Portfolio Financial Services $0.4 million in principal and interest payments. As of December 31, 2006 the principal amount outstanding is $1.6 million with an additional amount of $2.4 million in accrued interest.

Richard A. Christina and Diane L. Christina Trust. On December 1, 2003, we reached an agreement with the Richard A. Christina and Diane L. Christina Trust (the "Trust") to modify the lease agreement for a building located in Palo Alto, California. Under the terms of the agreement we agreed to the Trust's claim for damages in the amount of $0.3 million. At December 31, 2006 and December 31, 2005, our accrued liability to the Trust was approximately $0.08 million and $0.2 million, respectively.

Other Factors Affecting Our Financial Condition and Results of Operations

Restructuring activities. On January 19, 2006, we announced restructuring activities that included the closure of our Palo Alto, California manufacturing plant and a reduction in force of approximately 22% of our worldwide headcount. For 2006, the Company incurred restructuring charges of $0.9 million.

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

Our customers include Mitsui Chemicals, Pilkington PLC, Saint Gobain Sekurit and V-Kool International Holdings Pte. Ltd., or V-Kool International, which collectively accounted for approximately 60.1%, 66.0% and 65.9% of our total revenues in 2006, 2005 and 2004, respectively.

In September 2003, we entered into an amendment of the agreement with V-Kool International to materially reduce the quantity of product they are required to purchase from us. The adjustment was due to certain events beyond the control of the parties, including the Asian SARs epidemic, which affected the demand for our film products distributed by V-Kool International. The amendment provided that V-Kool International was required to purchase at least $7.6 million of product in 2003 (rather than $13.25 million as required in the original distribution agreement). In December 2003, the distribution agreement was further amended to set V-Kool International's 2004 minimum purchase commitments at $9.0 million. Under the original distribution agreement, V-Kool International had been required to purchase at least $15.25 million of product in 2004. For each year after 2004 through and including 2011, V-Kool International is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. V-Kool International was obligated to purchase $10.9 million of products in 2006. During 2006, V-Kool International purchased approximately $9.0 million of product. The remaining balance was rescheduled to the first quarter of 2007 by mutual agreement. For the year ending December 31, 2007, V-Kool International is obligated to purchase $11.9 million of our products.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. From 2002 to 2006, our sales returns provision has averaged between 2.7% and 4.5% of gross revenues. During 2006, our sales returns provision has averaged approximately 3.5% of our gross revenues.

Impairment charge for long-lived assets. In June 2004, we had a recovery for long-lived assets as a result of selling a production machine from our Tempe manufacturing facility to a third party. The sale value was $1.7 million, which included the price of the production machine, other miscellaneous hardware, training to be provided by us and operating software to run the machine. All of our obligations were completed and we recognized a gain of $1.5 million, representing 90% of the sale value, less book value of the machine of $0.1 million. Collection of the final 10% was contingent on installation of the machine by a third party or 120 days after shipment. We collected the final 10% in January 2005 and recognized the gain in the amount of $0.2 million in the first quarter of 2005. In 2006, we incurred approximately $0.3 million in impairment charges for long-lived assets and realized recoveries of approximately $0.5 million.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets and liabilities we report, our disclosure of contingencies, and the amounts of revenue and expenses we report in our consolidated financial statements. If we used different judgments or estimates, there might be material differences in the amount and timing of revenues and expenses we report. See Note 1 of our Notes to Consolidated Financial Statements (Item 8) for details of our accounting policies. The critical accounting policies, judgment and estimates, which we believe have the most significant effect on our consolidated financial statements, are set forth below:

.	Revenue recognition;
.	Stock-based compensation;
.	Allowances for doubtful accounts and sales returns;
.	Valuation of inventories;
.	Assessment of the probability of the outcome of current litigation;
.	Restructuring costs;
.	Valuation of long-lived assets; and
.	Accounting for income taxes.

Revenue recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Accordingly, we generally recognize revenue from product sales when the terms of sale transfer title and risk of loss, which occurs either upon shipment or upon receipt by customers. In connection with product sales, we make allowances for estimated returns and allowances. We adjust these allowances periodically to reflect our actual and anticipated experience. If any of these conditions to recognize revenue are not met, we defer revenue recognition. As of December 31, 2006, deferred revenues were $0.3 million.

Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense in fiscal 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. We use the Black-Scholes option model. The value portion of the award that is ultimately expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related To Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We have elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Allowances for doubtful accounts and sales returns. We establish allowances for doubtful accounts and sales returns for specifically identified, as well as anticipated, doubtful accounts and product quality claims based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment and sales returns experience. As of December 31, 2006, our consolidated balance sheet included allowances for doubtful accounts and sales returns of $0.1 million and $1.4 million, respectively. As of December 31, 2005, our consolidated balance sheet included allowances for doubtful accounts and sales returns of $0.2 million and $1.6 million, respectively. During 2006, 2005 and 2004, we recorded sales return costs of $0.6 million, $0.7 million and $2.4 million, respectively. We incurred a credit to bad debt expense of $0.1 million, $0.1 million and $0.5 million in 2006, 2005 and 2004, respectively. These credits are incurred as a result of our customers paying written-off receivable balances. If our actual bad debt and product quality costs differ from estimates or we adjust our estimates in future periods, our operating results, cash flows and financial position could be materially adversely affected.

Valuation of inventories. We state inventories at the lower of cost or market. We establish provisions for excess and obsolete inventories after periodic evaluation of historical sales, current economic trends, forecasted sales, predicted lifecycle and current inventory levels. During each of 2006 and 2005, we charged $1.5 million against cost of sales for excess and obsolete inventories. In 2004, we charged $2.1 million. If our actual experience of excess and obsolete inventories differs from estimates or we adjust our estimates, or changes occur in forecasted sales and expected product lifecycle, our operating results, cash flows and financial position could be materially adversely affected.

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

Restructuring costs. We have recorded reserves/accruals for restructuring costs related to the restructuring of operations. The restructuring reserves include payments to employees for severance, termination fees associated with leases and other contracts, and other costs related to the closure of facilities. After the adoption of Statement of Financial Accounting Standards ("SFAS") No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS 146”) on January 1, 2003, the reserves have been recorded when management has approved a plan to restructure operations and a liability has been incurred rather than the date upon which management has approved and announced a plan. The restructuring reserves are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. Accruals for facility leases under which we ceased using the benefits conveyed to us under the lease may change if market conditions for subleases change or if we later negotiate a termination of the lease. Prior to the adoption of SFAS 146, restructuring reserves were recorded at the time we announced a plan to exit certain activities and were based on estimates of the costs and length of time to exit those activities. See Note 3 - Balance Sheet Detail of the Notes to the Consolidated Financial Statements (Item 8) for a complete discussion of our restructuring actions and all related restructuring reserves by type as of December 31, 2006.

Valuation of long-lived assets. We assess the valuation of long-lived assets if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) a significant decline in our market capitalization, for an extended period of time, relative to net book value. When we determine that there is an indicator that the carrying value of long-lived assets may not be recoverable, we measure impairment based on estimates of future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses within our company, the fair values of certain assets based on appraisals, and industry trends.

Accounting for income taxes. In preparing our consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we operate, including Germany. We include differences between our deferred tax assets, such as net operating loss carry forwards, and deferred tax liabilities in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in any period, we must include an expense within the tax provision in our statement of operations. To date, we have recorded a full allowance against our U.S. deferred tax assets. The valuation allowances were $19.1 million, $21.7 million and $22.3 million at December 31, 2006, 2005 and 2004, respectively, which fully reserved our U.S. net deferred tax assets related to temporary differences, net operating loss carry forwards and other tax credits. Future income tax liabilities may be reduced to the extent permitted under federal and applicable state income tax laws, when the future tax benefit can be utilized by applying it against future income.

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

Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As required, we have adopted FIN 48 as of January 1, 2007. We do not expect that the adoption of FIN 48 will have a significant impact on our position and results of operations in the first quarter of 2007.

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

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatement and the potential under current practice for the build up of improper amounts on the balance sheet. We do not expect that the adoption of SAB 108 will have a significant impact on our position and results of operations in the first quarter of 2007.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 159 will have on our financial position and results of operations.

In addition, the Company is reviewing the Emerging Issues Task Force 06-3 (“EITF 06-3”) issued in June 2006, effective to financial reporting for interim and annual reporting periods beginning after December 15, 2006. This EITF applies to taxes assessed by various governmental authorities on many different types of transactions. These taxes range from sales taxes that are applied to a broad class of transactions involving a wide range of goods and services to excise taxes that are applied only to specific types of transactions or items. We are currently evaluating the effect that the adoption of EITF 06-3 will have on our financial position and results of operations.

Results of Operations

Consolidated Statements of Operations Data:
	Years Ended December 31,
	2006	Percent Change	2005	Percent Change	2004
	(dollars in thousands)
Net revenues, by product:
Automotive glass	$13,433	(32)%	$19,647	(5)%	$20,584
Electronic display	10,799	(23)	14,039	(32)	20,554
Architectural	5,528	(7)	5,934	(15)	7,010
Window film	10,449	(31)	15,134	61	9,425
Total net revenues	40,209	(27)	54,754	(5)	57,573
Cost of sales	24,746	(34)	37,241	1	36,787
Gross profit	15,463	(12)	17,513	(16)	20,786

Operating expenses:
Research and development	6,782	33	5,104	60	3,199
Selling, general and administrative	12,005	44	8,332	(18)	10,217
Restructuring expenses	915	--	--	--	--
Recoveries for long-lived assets, net	(214)	26	(170)	(89)	(1,513)
Total operating expenses	19,488	47	13,266	12	11,903
Income (loss) from operations	(4,025)	nm*	4,247	52	8,883
Interest expense, net	(737)	(24)	(973)	(56)	(2,206)
Costs of warrants issued	--	--	--	nm*	(6,782)
Other income, net	210	180	75	(86)	534
Income (loss) before provision for income taxes	(4,552)	nm*	3,349	681	429
Provision for income taxes	958	nm*	29	(95)	614
Net income (loss)	(5,510)	nm*	3,320	nm*	(185)

Deemed dividend on preferred stock	489	--	490	--	--
Net income (loss) attributable to common stockholders	$(5,999)	nm*	$2,830	nm*	$(185)

* not meaningful

 The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2006	2005	2004
Net Revenues:
Automotive glass	33.4%	35.9%	35.8%
Electronic display	26.9	25.6	35.7
Architectural	13.7	10.8	12.2
Window film	26.0	27.7	16.3
Total net revenues	100.0	100.0	100.0
Cost of sales	61.5	68.0	63.9
Gross profit	38.5	32.0	36.1
Research and development	16.9	9.3	5.6
Selling, general and administrative	29.9	15.2	17.7
Restructuring expenses	2.3	--	--
Recoveries for long-lived assets, net	(0.5)	(0.3)	(2.6)
Total operating expenses	48.5	24.2	20.7
Income (loss) from operations	(10.0)	7.8	15.4
Interest expense	(1.8)	(1.8)	(3.8)
Cost of warrants issued	--	--	(11.8)
Other income, net	0.5	0.1	0.9
Income (loss) before provision for income taxes	(11.3)	6.1	0.7
Provision for income taxes	2.4	0.1	1.0
Net income (loss)	(13.7)	6.1	(0.3)
Deemed dividend on preferred stock	1.2	0.9	--
Net income (loss) attributable to common stockholders	(14.9)%	5.2%	(0.3)%

Net revenues

Net revenues were $40.2 million in 2006, $54.8 million in 2005 and $57.6 million in 2004. Net revenues for 2006 decreased by $14.5 million, or 27% from 2005, and net revenues for 2005 decreased by $2.8 million, or 5% from 2004. We expect our net revenues in 2007 to be at approximately the same level as in 2006.

Our net revenues in the automotive market decreased by $6.2 million, or 32%, from $19.6 million in 2005 to $13.4 million in 2006. The decrease was primarily due to a reduction in demand throughout 2006 by a major customer as a result of their large inventory build up at 2005 year end and the ongoing “de-contenting” (a change by auto manufacturers to make the parts in which our products are found optional features rather than standard features to control their costs) trend in the automotive industry. Our net revenues in the automotive market remained relatively the same in 2005 and 2004 at $19.6 million and $20.6 million, respectively.

Our net revenues in the electronic display market decreased by $3.2 million, or 23%, from $14.0 million in 2005 to $10.8 million in 2006. The decrease was primarily due to lower average selling prices for Plasma Display Panel products, resulting in price pressures on all suppliers in the market. Mitsui Chemicals is our primary customer in the electronic display market. Sales to Mitsui decreased $2.6 million from $12.4 million in 2005 to $9.9 million in 2006. In addition, we phased out our unprofitable anti-reflective product lines and stopped selling these products in 2005, resulting in a decrease of $0.8 million in net revenues in 2006. Also, we encountered yield issues with one electronic display product as we transferred the manufacture of this product from our Palo Alto facility to our German facility in the first half of 2006. Our net revenues in the electronic display market decreased by 32% or $6.5 million in 2005 when compared to 2004 as a result of decreased sales to Mitsui Chemicals in the plasma display market and decreased sales to Mitsubishi as Mitsubishi ceased production of their 17-inch CRT monitor.

Our net revenues in the architectural market decreased in 2006 to $5.5 million from $5.9 million in 2005. The $0.4 million decrease was due to softness in the Asian market and a decrease in business from one of our largest accounts in Europe and the Middle East. Our net revenues in the architectural market decreased 15% or $1.1 million in 2005 when compared to 2004 due to a decrease in sales from our customers in all regions.

Our net revenues in our window film market decreased 31% or $4.7 million in 2006 when compared to 2005. In 2005, we stopped converting (cutting the film to the customer’s specification) one of our window film product models and agreed with our customers that they would complete this process. This resulted in lower revenues on our TX products in 2006 and higher revenues in 2005 as our customers bought more products to fill their distribution pipelines in 2005. Our net revenues in our window film market increased 61% or $5.7 million in 2005 when compared to 2004. We sell our window film products primarily to customers located in the Pacific Rim and the Middle East.

Cost of Sales

Cost of sales decreased 33.6% or $12.5 million in 2006 from 2005. As a percent of sales, cost of sales was 61.5% in 2006 compared to 68% in 2005. Facility costs, depreciation expense and labor costs have historically comprised the majority of our manufacturing expenses, and these costs are relatively fixed and do not fluctuate proportionately with net revenues. The decrease in 2006 from 2005 was primarily due to lower revenues, transfer of production to our lower cost German manufacturing facility, manufacturing savings as a result of closing our Palo Alto manufacturing location, partially offset by inventory reserves for our window film products.

Cost of sales increased 1.2% or $0.5 million in 2005 from 2004. As a percent of sales, cost of sales was 68% in 2005 compared to 63.9% in 2004. The increase in 2005 from 2004 was the result of increased material costs for component materials and increased production levels. The production levels increased in 2005 compared to 2004 due to the increase in customers’ demand for our products.

Gross margin

Gross margin increased from 32% in 2005 to 38.5% in 2006. The increase in gross margin was largely the result of the transfer of our manufacturing operations from our Palo Alto facility to our lower cost German manufacturing facility in the second half of 2006. Gross margin decreased from 36.1% in 2004 to 32% in 2005. This decrease in gross margin was largely the result of product mix and increased component material costs. Our window film and electronic display products cost more to make than other products. We expect our gross margin percentage in 2007 to be higher than 2006 as a result of transferring all of our manufacturing operations to our lower cost production facility in Germany.

Operating expenses

Research and development spending increased 33% or $1.7 million in 2006 compared to 2005. The increase was due in part to a full year of increased labor and employee benefit costs as a result of expanding our engineering organization. In 2005, we invested in additional engineering resources to support our increased focus on new products and technologies. Research and development spending increased 60% or $1.9 million in 2005 compared to 2004. The increase was due to the expansion of our engineering organization in the second half of 2005.

Our selling, general and administrative expenses increased 44% or $3.7 million in 2006 from 2005. The increase in selling, general and administrative expenses in 2006 was primarily due to accruals for leasehold asset retirement obligations of $1.7 million, severance cost of our former CEO of $344,000, costs related to the settlement of a former employee lawsuit of $320,000, higher marketing expenses of $179,000 and higher facility expenses of $200,000. Our selling, general and administrative expenses decreased 18% or $1.9 million in 2005 from 2004 due to higher legal and accounting fees of $0.8 million, outside services and consulting expense of $0.5 million, and compensation expense of $0.5 million in 2004, partially offset by higher Sarbanes-Oxley compliance expenses of $0.3 million in 2005.

We expect out total operating expenses to be lower in 2007 than 2006 as a result of our efforts to reduce costs.

Restructuring costs

In 2006, we recorded a charge to operating expenses of $915,000 as a result of further reductions in workforce at our Palo Alto manufacturing facility and the relocation of the company’s headquarters office to Fabian Way, Palo Alto, California. During 2005 and 2004, we did not incur restructuring costs.

Recoveries for long-lived assets

In June 2004, we had a recovery for long-lived assets as a result of selling a production machine from our Tempe manufacturing facility to a third party. The sale value was $1.7 million, which included the price of the production machine, other miscellaneous hardware, training to be provided by us and operating software to run the machine. All of our obligations were completed and we recognized a gain of $1.5 million, representing 90% of the sale value, less book value of the machine of $0.1 million. Collection of the final 10% was contingent on installation of the machine by a third party or 120 days after shipment. We collected the final 10% in January 2005 and recognized the gain in the amount of $0.2 million in the first quarter of 2005. In 2006, we incurred approximately $0.3 million in impairment charges for long-lived assets and realized recoveries of approximately $0.5 million.

Income (loss) from operations

Income from operations decreased from $4.2 million in 2005 to a loss of $4.0 million in 2006. The decrease was a result of lower revenues, higher research and development expenses, increased selling, general and administrative costs and increased restructuring charges. Income from operations decreased from $8.9 million in 2004 to $4.2 million in 2005. The decrease was a result of lower revenues, higher research and development expenses, and lower recoveries for long-lived assets.

Interest expense, net

Interest expense, net, decreased from $1.0 million in 2005 to $0.7 million in 2006. The decrease in interest expense, net, was primarily attributable to less outstanding debt in 2006 compared to 2005. Interest expense, net, decreased from $2.2 million in 2004 to $1.0 million in 2005. The decrease in interest expense, net, was primarily attributable to less outstanding debt in 2005 compared to 2004.

Cost of warrants issued

In the first quarter of 2004, due to the structure of the transaction contemplated by the investment agreement with the Investors, we had insufficient authorized and un-issued shares to satisfy the existing commitments had all outstanding warrants been exercised, thereby triggering liability classification for all outstanding warrants and a charge to non-operating expense. We re-measured the fair value of the warrants at the issuance date and each subsequent quarter-end, based on a methodology used by a third party, until our stockholders approved the increase of the number of authorized shares of our common stock in the fourth quarter of 2004. As a result of this, we incurred $6.8 million in cost of warrants issued in 2004. No warrants were issued in 2005 and 2006.

Other income, net

Other income, net, increased from $0.1 million in 2005 to $0.2 million in 2006. Other income, net, reflects foreign exchange transaction gains and losses. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. Other income, net decreased from $0.5 million in 2004 to $0.1 million in 2005. The reduction in other income in 2005 from 2004 was primarily attributable to the net exchange loss due to Euro fluctuation of $0.3 million.

Income (loss) before provision for income taxes

The pre-tax income decrease from $3.3 million in 2005 to a loss of $4.6 million in 2006 was a result of lower revenues and higher operating expenses. The pre-tax income increase from $0.4 million in 2004 to $3.3 million in 2005 was a result of lower interest expense and no cost of warrants issued.

Provision for income taxes

The provision for income taxes in 2006, 2005 and 2004 was related to our German subsidiary, Southwall Europe Gmbh (“SEG”). In 2006, our provision for income taxes increased to approximately $0.9 million. The increase relates to higher taxable income in our German subsidiary and additional taxes paid in 2006 relating to an income tax audit for years 1999 to 2002 at SEG. In 2005, our provision for income taxes decreased approximately to $0.6 million. The decrease relates to a reversal of approximately $0.4 million of foreign income tax accrual relating to prior years, recognition of deferred tax assets of approximately $0.1 million at December 31, 2005 and lower taxable income in our German subsidiary.

Net income (loss)

The decrease from net income of $3.3 million in 2005 to net loss of $5.5 million in 2006 was a result of lower revenues, higher operating expenses, recognition of stock compensation expense and a higher provision for income taxes. The increase from net loss of $0.2 million in 2004 to net income of $3.3 million in 2005 was a result of lower interest expense, no cost of warrants issued and a lower provision for income taxes.

Deemed dividend on preferred stock

We accrued $0.5 million of deemed dividend on preferred stock in each of the years 2006 and 2005 as a result of the conversion of our secured convertible promissory notes into shares of Series A preferred stock in December 2004. The Series A preferred stock carries a 10% cumulative dividend rate. There was no such dividend in 2004.

Management has a plan to return into profitability in the future starting with fiscal year 2007, and believes that its planned cash flows will sustain its operations in 2007 and beyond. However, there is no assurance that this would happen. See item A.Risk Factors.

Liquidity and capital resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital. We incurred net losses in 2006 and 2004 and we incurred net income in 2005. We incurred positive cash flow from operations in 2006, 2005 and 2004.

Our cash and cash equivalents decreased by $1.1 million from $6.6 million at December 31, 2005 to $5.5 million at December 31, 2006. Cash provided by operating activities decreased by $3.3 million from $4.0 million in 2005 to $0.7 million in 2006. The decrease in cash provided by operating activities during 2006 was primarily the result of net loss for the year of $5.5 million, impairment recoveries from long-lived assets of $0.2 million and an increase in other current and non-current assets of $0.1 million partially offset by deferred income taxes of $0.05 million, non-cash depreciation of $2.4 million, a stock-based compensation charge of $0.6 million, a decrease in accounts receivable of $3.1 million, a decrease in inventories of $0.3 million and a an increase in accounts payable and accrued liabilities of $0.2 million. Cash used in investing activities in 2006 was $0.5 million compared to $0.3 million used in investing activities in 2005. The increase in cash used in investing activities from 2005 to 2006 was due to increased expenditures for property, plant and equipment and other assets partially offset by proceeds from sale of fixed assets. Cash used in financing activities decreased by $0.1 million from $1.6 million used in financing activities in 2005 to $1.5 million used in financing activities in 2006. The decrease was the result of less debt outstanding in 2006, which resulted in lower principal repayments.

Our cash and cash equivalents increased by $2.1 million from $4.5 million at December 31, 2004 to $6.6 million at December 31, 2005. Cash provided by operating activities increased by $0.2 million from $3.8 million provided by operations in 2004, to $4.0 million provided by operations in 2005. The increase in cash provided by operating activities during 2005 was primarily the result of net income for the year of $3.3 million, non-cash depreciation of $2.2 million, and decreases in inventories of $2.5 million and in other current and non-current assets of $0.9 million partially offset by impairment recoveries from long-lived assets of $0.2 million, change in deferred income taxes of $0.5 million, an increase in accounts receivable of $0.9 million and a decrease in accounts payable and accrued liabilities of $3.4 million. Cash used in investing activities in 2005 was $0.3 million compared to $1.3 million provided by investing activities in 2004. The decrease was primarily due to proceeds from the sale of a fixed asset of $1.6 million in 2004. Cash used in financing activities decreased by $0.7 million from $2.2 million used in financing activities in 2004 to $1.6 million used in financing activities in 2005. The decrease was the result of less debt outstanding in 2005, which resulted in lower principal repayments.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of December 31, 2006, we had received 5.0 million Euros, or $5.0 million at a historical rate of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets of our Dresden manufacturing facility. Additionally, as of December 31, 2006, we had a balance remaining from the government grants received in May 1999 of 167 Euros which had been recorded as an advance and held as restricted cash until we receive approval from the Saxony government to apply the funds to reduce our capital expenditures. If we fail to meet certain requirements in connection with these grants, the Saxony government has the right to demand repayment of the grants. The grants and investment allowances, if any, that we are entitled to seek from the Saxony government vary from year to year based upon the amount of capital expenditures that meet the above requirements. Generally, we are not eligible to see total investment grants for any year in excess of 33% of our eligible capital expenditures for that year. The Company cannot guarantee that it will be eligible for or receive additional grants or allowances in the future. As of December 31, 2006, we were in compliance with the requirements mentioned above.

Borrowing arrangements

On April 28, 2005, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo HSBC Trade Bank, N.A. (the “Bank”). The Credit Agreement provides for two facilities. The first facility is a revolving line of credit under which we may from time to time borrow up to $3 million, subject to satisfaction of certain conditions. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% per annum or LIBOR plus 1% per annum, at our option. We borrowed approximately $3.0 million from this facility on April 28, 2005 which amount remained outstanding as of December 31, 2006.

The second facility is a formula line under which we may, from time to time, borrow up to $3 million, subject to certain conditions, with advances of up to 80% of eligible accounts receivable. Amounts borrowed under the second facility bear interest at the prime rate minus 0.25% per annum. We may borrow under the second facility only if we meet certain financial covenants. There were no amounts outstanding under this second facility at December 31, 2006.

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

On May 31, 2006, we renewed the credit agreement for the first facility under the Credit Agreement with the Bank but did not renew the second facility. The renewed credit agreement will expire on May 31, 2007.

On March 29, 2007, Southwall Technologies Inc. (“Southwall”) entered into a new Credit Agreement (“Credit Agreement ”) with Bridge Bank, N.A. (“Bank”). The Credit Agreement provides for two facilities. The first facility is a revolving line of credit for the lesser of $3 million OR the face value of the letter of credit used to support the facility. The proceeds of the facility will be used to pay off Wells Fargo HSBC Trade Bank. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% and are collateralized by a $3 million standby letter of credit from Needham & Company.(“Needham”). At December 31, 2006, Needham and its affiliates owned 41.7% of our outstanding common stock and series A 10% Cumulative Convertible Preferred Stock convertible into another 5% of our outstanding common stock. If the letter of credit being provided by Needham is not released by August 1, 2007, Needham will begin receiving from us quarterly interest payments on the $3 million supporting the letter of credit at the rate of 12.8% per annum.

The second facility is a $3 million revolving line of credit line under which we may, from time to time, borrow up to 80% of eligible accounts receivables (net of pre-paid deposits, pre-billed invoices, deferred revenue, offsets, contras related to each specific account debtor and other requirements in the lender’s discretion). Amounts borrowed under the second facility bear interest at prime plus 1.75% annualized on the average daily finance amount outstanding. The second facility also provides for a $2 million letter of credit subfacility. All borrowings under the facilities will be collateralized by all of our assets and are subject to certain covenants. These covenants include that while the second facility is outstanding (a) we will maintain a minimum current ratio of 1.00 to 1.00 for the months through May 31, 2007 (thereafter, starting with month ending June 30, 2007, we need to maintain a current ratio of 1.25 to 1.00 on a monthly basis); and (b) our quarterly net loss to shareholders (including deemed dividend) will not exceed $400,000 for any quarter after September 30, 2007.

The terms of the Credit Agreement, among other things, limit our ability to (i) incur, assume or guarantee additional indebtedness (other than pursuant to the Credit Agreement), (ii) incur liens upon the collateral pledged to the bank, and (iii) merge, consolidate, sell or otherwise dispose of substantially all or a substantial or material portion of our assets.

The Credit Agreement provides for events of default, which include, among others, (a) nonpayment of amounts when due (with no grace periods), (b) the breach of our representations or covenants or other agreements in the Credit Agreement or related documents, (c) defaults or accelerations of our other indebtedness, (d) a failure to pay certain judgments, (e) the occurrence of any event or condition that the Bank believes impairs or is substantially likely to impair the prospects of payment or performance by us, and (f) certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.

The maturity date of the facilities is March 28, 2008.

The foregoing description does not purport to be a complete statement of the parties' rights and obligations under the Credit Agreement and the transactions contemplated thereby or a complete explanation of the material terms thereof

Our borrowing arrangements with various German banks as of December 31, 2006 are described in Note 6 of Notes to our Consolidated Financial Statements (Item 8) set forth herein. We are in compliance with all of the covenants of the German bank loans, and we have classified $0.8 million and $7.3 million outstanding under the German bank loans as a short-term liability and long-term liability, respectively, at December 31, 2006. We are obligated to pay an aggregate of $0.8 million in principal amount under our German bank loans in 2007.

As of December 31, 2003, we were in default under a master sale-leaseback agreement with respect to two of our production machines. We had withheld lease payments in connection with a dispute with the leasing company, Matrix Funding Corporation. An agent purporting to act on behalf of the leasing company filed suit against us to recover the unpaid lease payments and the alleged residual value of the machines, totaling $6.5 million in the aggregate. In February 2004, we reached a settlement agreement with the agent for $2.0 million to be repaid over six years at a stepped rate of interest, and we returned the equipment in question to the plaintiffs (See Note 6 of Notes to Consolidated Financial Statements (Item 8) - Term Debt). At December 31, 2006, the carrying value of the liability was $4.0 million ($1.6 million of principal, plus $2.4 million of accrued interest). We are obligated to pay an aggregate of $0.3 million under this agreement in 2007.

Capital expenditures

We spent approximately $0.8 million and $0.4 million in capital expenditures in 2005 and 2004, respectively, primarily to maintain and upgrade our production facilities. In 2006, we spent approximately $1.2 million for maintenance of the production machines and research and development tools. We expect to spend approximately $1.8 million in 2007 on maintenance of the production machines and research and development tools.

Future Obligations

Our future payment obligations on our borrowings pursuant to our term debt, capital lease obligations, non-cancelable operating leases and other non-cancelable contractual commitments are as follows (in thousands):

	Total	Less 1 Than Year	1-3 Years	3-5 Years	Greater 5 Than Years
Contractual Obligations:
Term debt (1)	$9,627	$1,059	$4,708	$1,391	$2,469
Line of credit	2,996	2,996	--	--	--
Operating Leases (2)	2,168	660	802	706	--
Total Contractual Cash Obligations	$14,791	$4,715	$5,510	$2,097	$2,469
________________

(1)	Represents loan agreements with Portfolio Financing Servicing Company, Bank of America and Lehman Brothers, and several German banks.

(2)	Represents the remaining rents owed on a building we rent in Palo Alto, California.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to 1.0% above the bank LIBOR rate (which was 5.3% at December 31, 2006) and is calculated based on amounts borrowed under the facility. In addition, the interest rate on one of our German loans has been reset to the prevailing market rate of 5.75% and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% adverse fluctuation in the interest rate on our line of credit and bank loans would have had an effect of about $1.3 million on our interest expense for 2006.

Investment risk: We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any of our floating rate securities would have had an adverse effect of less than $10,000 for 2006.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 68% of our total sales in 2006. Approximately 30% of our international revenues were denominated in Euros relating to sales from our Dresden operation in 2006. The other 70% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $0.7 million on net revenues for 2006 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been immaterial.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Southwall Technologies Inc.

We have audited the accompanying consolidated balance sheets of Southwall Technologies Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwall Technologies Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment” applying the modified prospective method.

/s/ Burr, Pilger & Mayer LLP

_______________________
Palo Alto, California
March 29, 2007

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,524	$6,600
Restricted cash	209	402
Accounts receivable, net of allowance for doubtful accounts of
$102 and $208 in 2006 and 2005, respectively	3,608	6,780
Inventories, net	5,598	5,879
Other current assets	1,064	982
Total current assets	16,003	20,643
Property, plant and equipment, net	17,232	16,857
Restricted cash loans	1,111	995
Other assets	1,155	1,146
Total assets	$35,501	$39,641

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long term debt	$1,059	$1,317
Short term obligations	2,996	2,996
Accounts payable	955	1,402
Accrued compensation	859	1,161
Other accrued liabilities	6,448	5,076
Total current liabilities	12,317	11,952
Term debt	8,568	8,790
Government grants advanced	220	396
Other long term liabilities	2,550	2,564
Total liabilities	23,655	23,702
Commitments and contingencies (Note 11)

Series A convertible preferred stock, $0001 par value;
5,000 shares authorized, 4,893 shares outstanding at December 31,2006 and 2005, respectively (Liquidation preference: $5,788 and $5,383 at 2006 and 2005, respectively)	4,810	4,810
Stockholders' Equity:
Common stock, $0.001 par value; 50,000 shares authorized, and 27,139 and 26,793 shares outstanding at December 31, 2006 and 2005, respectively	27	27
Capital in excess of par value	78,081	77,828
Accumulated other comprehensive income: Translation gain on subsidiary	3,696	2,532
Accumulated deficit	(74,768)	(69,258)
Total stockholders' equity	7,036	11,129
Total liabilities, preferred stock and stockholders' equity	$35,501	$39,641

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Net revenues	$40,209	$54,754	$57,573

Cost of revenues	24,746	37,241	36,787
Gross profit	15,463	17,513	20,786
Operating expenses:
Research and development	6,782	5,104	3,199
Selling, general and administrative	12,005	8,332	10,217
Restructuring expenses, net	915	--	--
Recoveries for long-lived assets, net	(214)	(170)	(1,513)
Total operating expenses	19,488	13,266	11,903
Income (loss) from operations	(4,025)	4,247	8,883
Interest expense, net	(737)	(973)	(2,206)
Costs of warrants issued	--	--	(6,782)
Other income, net	210	75	534
Income (loss) before provision for income taxes	(4,552)	3,349	429
Provision for incomes taxes	958	29	614
Net income (loss)	(5,510)	3,320	(185)
Deemed dividend on preferred stock	489	490	--
Net income (loss) attributable to common stockholders	$(5,999)	$2,830	$(185)

Net income (loss) per share:
Basic	$(0.22)	$0.11	$(0.01)
Diluted	$(0.22)	$0.10	$(0.01)

Weighted average shares used in computing net income (loss) per share:
Basic	26,949	26,743	14,589
Diluted	26,949	32,895	14,589

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

				Accumulated
				Other		Total
			Capital in	Comprehensive		Stock-	Comprehensive
	Common Stock		Excess of	Income	Accumulated	holders’	Income
	Shares	Amount	Par Value	(Loss)	Deficit	Equity	(Loss)
Balances, January 1, 2004	12,548	$13	$70,861	$3,240	$(72,393)	$1,721
Issuance of shares to employees under
stock purchase plan	7	--	2	--	-	2
Issuance of warrants to investors	--	--	6,990	--	--	6,990
Issuance of shares to directors	150	--	72	--	--	72
Issuance of shares from exercise of warrants	13,783	13	32	--	--	45
Foreign currency translation adjustment	--	--	--	1,118	--	1,118	$1,159
Net loss	--	--	--	--	(185)	(185)	(185)
Balances, December 31, 2004	26,488	26	77,957	4,358	(72,578)	9,763	974
Issuance of shares to employees under stock purchase plan	13	1	11	--	--	12
Issuance of shares on stock option exercise	38	--	19	--	--	19
Issuance of shares to directors	24	--	15	--	--	15
Issuance of shares under executive performance bonus plan	230	--	271	--	--	271
Compensation expense for vesting modification	--	--	45	--	--	45
Dividend accrual on Series A Preferred Stock	--	--	(490)	--	--	(490)
Foreign currency translation adjustment	--	--	--	(1,826)	--	(1,826)	(1,826)
Net income	--	--	--	--	3,320	3,320	3,320
Balances, December 31, 2005	26,793	27	77,828	2,532	(69,258)	11,129	1,494
Issuance of shares to employees under stock purchase plan	13	--	10	--	--	10
Issuance of shares on stock options exercise	233	--	113	--	--	113
Issuance of shares under executive performance bonus plan	100	--	68	--	--	68
Employee stock-based compensation expense	--	--	551	--	--	551
Dividend accrual on Series A Preferred Stock	--	--	(489)	--	--	(489)
Foreign currency translation adjustment	--	--	--	1,164	--	1,164	1,164
Net loss	--	--	--	--	(5,510)	(5,510)	(5,510)
Balances, December 31, 2006	27,139	$27	$78,081	$3,696	$(74,768)	$7,036	$(4,346)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows provided by operating activities:
Net income (loss)	$(5,510)	$3,320	$(185)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax	51	(508)	--
Impairment (recoveries) for long-lived assets, net	(214)	(170)	(1,513)
Depreciation and amortization	2,406	2,195	2,503
(Gain)/loss on disposal of capital equipment	--	--	(26)
Stock-based compensation charge	551	45	--
Amortization of debt issuance costs	--	--	274
Amortization of debt discount	--	--	115
Accrued interest on convertible notes payable	--	--	393
Warrants issued to investors and creditors	--	--	6,782
Common stock issued for services	--	15	72
Changes in operating assets and liabilities:
Accounts receivable	3,136	(914)	910
Inventories	281	2,476	(1,525)
Other current and non-current assets	(81)	898	(137)
Accounts payable and accrued liabilities	128	(3,351)	(3,833)
Net cash provided by operating activities	748	4,006	3,830
Cash flows provided by (used in) investing activities:
Restricted cash	168	254	3
Proceeds from sale of property, plant and equipment	519	170	1,640
Expenditures for property, plant and equipment and other assets	(1,192)	(766)	(382)
Net cash provided by (used in) investing activities	(505)	(342)	1,261
Cash flows used in financing activities:
Principal payments on borrowings	(1,434)	(1,532)	(2,769)
Borrowings on line of credit	--	2,996	--
Repayments of line of credit	--	(2,975)	(3,869)
Repayments under capital lease	--	(44)	--
Use of investment allowances	(222)	(42)	(158)
Proceeds from stock option, warrant and employee stock purchase plan exercises	123	31	47
Proceeds from convertible promissory notes	--	--	4,500
Net cash used in financing activities	(1,533)	(1,566)	(2,249)
Effect of foreign exchange rate changes on cash	214	(45)	553
Net increase (decrease) in cash and cash equivalents	(1,076)	2,053	3,395
Cash and cash equivalents, beginning of year	6,600	4,547	1,152
Cash and cash equivalents, end of year	$5,524	$6,600	$4,547
Supplemental cash flow disclosures:
Interest paid	$944	$854	$1,019
Income taxes paid	$836	$764	$135
Supplemental schedule of non-cash investing and financing activities:
Dividends accrued	$489	$490	$--
Conversion of convertible promissory notes and accrued interest to Series A convertible preferred stock	$--	$--	$4,810

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

Foreign currency translation

The Company's German subsidiary uses the Euro as its functional currency. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Exchange gains or losses from the translation of assets and liabilities of $1,164 in 2006 are included in the cumulative translation adjustment component of accumulated other comprehensive income (loss). Gains and (losses) arising for transactions denominated in currencies other than the functional currency were $36, ($320) and $457 in 2006, 2005 and 2004, respectively, and are included in other income, net.

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

Restricted cash

Restricted cash consists of the unapplied portion of grants received from the Saxony government to co-finance the costs of the construction of the Company's Dresden facility. In the event the Company fails to meet certain conditions related to the grants, the Saxony government has the right to reclaim the total grants. (See Note 7).

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Accordingly, we generally recognize revenue from product sales when the terms of sale transfer title and risk of loss, which occurs either upon shipment or upon receipt by customers. In connection with product sales, we make allowances for estimated returns and warranties. We adjust these allowances periodically to reflect our actual and anticipated experience. If any of these conditions to recognize revenue is not met, we defer revenue recognition. At December 31, 2006, deferred revenues were $275 and are included in other accrued liabilities in the accompanying balance sheet.

The Company has agreements under which it receives fees for certain licensing rights to technology and products. The Company does not allocate cost of sales to license revenues because such costs are insignificant. License revenues associated with these agreements are recognized ratably over the period of the contract when collection of the resulting receivable is probable. License revenues were $64, $57 and $191 in 2006, 2005 and 2004, respectively.

Accounts receivable and allowances for doubtful accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment. As of December 31, 2006 and 2005, our balance sheets included allowances for doubtful accounts of $102 and $208, respectively.

Accrual for sales returns and warranties

We establish allowances for sales returns for specifically identified product quality claims as well as estimated potential future claims based on our sales returns and warranty experience. We offer a ten-year, five-year and less than a year quality claim periods for our products. As of December 31, 2006 and 2005, our balance sheets included accrual for sales returns and warranties of $1,415 and $1,556, respectively.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

The Company invests in a variety of financial instruments such as certificates of deposits and money market funds. By policy, the Company limits the amount of credit exposure to any one financial institution or commercial issuer. For US funds, we have $4.2 million in excess of $0.1 million of FDIC coverage. We also have approximately $1.2 million in foreign banks.

The Company sells its products throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon anticipated collectibility of all accounts receivable.

Our ten largest customers accounted for approximately 77%, 81% and 79% of our net sales in, 2006, 2005 and 2004, respectively. During 2006, Mitsui Chemicals, Saint Gobain Sekurit, V-Kool and Pilkington PLC accounted for 24.6%, 8.5%, 20.0% and 9.5%, respectively, of our net revenues. During 2005, Mitsui Chemicals, Saint Gobain Sekurit, V-Kool and Pilkington PLC accounted for 22.7%, 19.8%, 19.5% and 7.1%, respectively, of our net revenues. During 2004, Mitsui Chemicals, Saint Gobain Sekurit, V-Kool and Pilkington PLC accounted for 28.4%, 17.8%, 11.4% and 10.9%, respectively, of our net revenues.

The Company expects to continue to derive a significant portion of its net product revenues from a relatively small number of customers. Accordingly, the loss of a large customer could materially hurt the Company's business, and the deferral or loss of anticipated orders from a small number of customers could materially reduce our revenue, operating results and cash flows in any period.

At December 31, 2006, receivables from three customers represented 29%, 18% and 14% of the Company's total accounts receivable. At December 31, 2005, receivables from three customers represented 24%, 20% and 13% of the Company's total accounts receivable.

Inventories

Inventories are stated at the lower of standard cost (determined by the average cost method) or market (net realizable value). In January 2006, the Company changed its inventory valuation method from the first-in, first-out method to the average cost method. With the closing of the Company’s Palo Alto, California manufacturing facility and all production now being performed in our German subsidiary’s facility, the use of the average cost method was deemed preferable as it both accommodates our German subsidiary’s statutory reporting requirements and fairly approximates actual costs. The impact of the change was not material. Standard costs, which approximate actual, include materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of sales.

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

Additions, major improvements and enhancements are included in the asset accounts at cost. Ordinary maintenance and repairs are charged to expense as incurred. Gains or losses from disposal are included in other income (expense). Depreciation and amortization expense related to property and equipment for 2006, 2005 and 2004 was $2,406, $2,195 and $2,503, respectively.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) a significant decline in our market capitalization, for an extended period of time, relative to net book value. When we determine that there is an indicator that the carrying value of long-lived assets may not be recoverable, we measure impairment based on estimates of future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses within our company, the fair values of certain assets based on appraisals, and industry trends. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs. As a result of our decision to cease manufacturing in Palo Alto, we recorded a $0.3 million impairment charge related to a production machine which was decommissioned in the second quarter of 2006. In addition for 2006, we recorded the recovery of $0.5 million of previously recorded impairment charges related to long-lived assets which were impaired in prior and current years.

Fair value disclosures of financial instruments

The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities using available market information and valuation methodologies considered to be appropriate and have determined that the book value of those instruments at December 31, 2006 and 2005 approximates fair value. Based on borrowing rates currently available to the Company for debt with similar terms, the carrying value of our term debt approximates fair value.

Derivative financial instruments

The Company accounts for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. As of December 31, 2006, we did not have any derivative financial instruments or hedging activities.

Research and development expense

Research and development costs are expensed as incurred. Costs included in research and development expense are salaries, building costs, utilities, administrative expenses and allocated costs.

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

Restructuring costs

For restructuring activities initiated prior to December 31, 2002, Southwall recorded restructuring costs when the Company committed to a plan to exit certain facilities, and significant changes to the exit plan were not likely to occur, in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. For restructuring activities initiated after December 31, 2002, the Company records restructuring reserves when management has approved a plan to restructure operations and a liability has been incurred in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

Stock-Based Compensation

 Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense in fiscal 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. SFAS 123R requires companies to estimate the fair value of the share-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option model. The value portion of the award that is ultimately expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related To Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. Accordingly, at December 31, 2006 and 2004, there was no difference between the denominators used for the calculation of basic and diluted net income (loss) per share. At December 31, 2006 and 2004, there were 5,519 and 4,039 anti-dilutive options, respectively, excluded from the net loss per share calculation.

Tables summarizing net income (loss) attributable to common stockholders, for diluted net income (loss) per share, and shares outstanding are shown below (in thousands):

	Years Ended December 31,
	2006	2005	2004

Net income (loss) attributable to common stockholders-basic	$(5,999)	$2,830	$(185)

Add: Deemed dividend on preferred stock	489	490	--
Net income (loss) attributable to common stockholders-diluted	$(5,510)	$3,320	$(185)
Weighted average common shares outstanding-basic	26,949	26,743	14,589
Dilutive effect of warrants	---	356	--
Dilutive effect of performance shares	---	38	--
Dilutive effect of Series A preferred shares	---	4,893	--
Dilutive effect of stock options	---	865	--
Weighted average common shares outstanding - diluted	26,949	32,895	14,589

Recent Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As required, the Company has adopted FIN 48 as of January 1, 2007. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position and results of operations in the first quarter of 2007.

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

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issues Staff Accounting Bulletin No. 108 (“SAB 108”). The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatement and the potential under current practice for the build up of improper amounts on the balance sheet. We do not expect that the adoption of SAB 108 will have a significant impact on the Company’s financial position and result of operations in the first quarter of 2007.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 159 will have on our financial position and results of operations.

In addition, the Company is reviewing the Emerging Issues Task Force 06-3 (“EITF 06-3”) issued in June 2006, effective to financial reporting for interim and annual reporting periods beginning after December 15, 2006. This EITF applies to taxes assessed by various governmental authorities on many different types of transactions. These taxes range from sales taxes that are applied to a broad class of transactions involving a wide range of goods and services to excise taxes that are applied only to specific types of transactions or items. We are currently evaluating the effect that the adoption of EITF 06-3 will have on our financial position and results of operations.

NOTE 2 - STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. As a result of adopting SFAS 123R, losses before income taxes in fiscal 2006 were higher by $551, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share in fiscal 2006 was $0.02 per share.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R requiring it to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the fiscal year 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. SFAS 123R requires companies to estimate the fair value of the share-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option model. The value portion of the award that is ultimately expected to vest is recognized as compensation on a straight line basis over the requisite service period of the award, which is generally four years.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the consolidated statements of operations in 2006:

Cost of sales	$53
Research and development	142
Selling, general and administrative	356
Stock-based compensation expense before income taxes	551
Income tax benefit	--
Total stock-based compensation expense after income taxes	$551

Cash proceeds from the exercise of stock options in 2006 were $113. There were immaterial cash proceeds from the exercise of stock in 2005 and 2004. No income tax benefit was realized from stock option exercises for 2006, 2005 and 2004. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123R, the Company applied SFAS 123, amended by SFAS No. 148, which allowed companies to apply the existing accounting rules under APB 25, and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company's net income (loss). As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Years Ended December 31,
	2005	2004
Net income (loss) attributable to common stockholders
As reported	$2,830	$(185)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	45	--
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(686)	(693)
Pro forma net income (loss)	$2,189	$(878)
Net income (loss) per share:
As reported - basic.	$0.11	$(0.01)
As reported - diluted	$0.10	$(0.01)
Pro forma - basic	$0.08	$(0.06)
Pro forma - diluted	$0.08	$(0.06)

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 1997 Stock Incentive Plan and the 1998 Stock Option Plan for employees, board members and consultants. The Board of Directors adopted the 1997 and 1998 Stock Option Plans on May 12, 1997 and August 6, 1998, respectively. The Compensation Committee of the Board of Directors administers the plans and agreements. The exercise price of options granted under the 1997 and 1998 plans must be at least 85% of the fair market value of the stock at the date of grant. Options granted under the 1998 plan prior to October 2004 generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or three months after the optionee terminates his relationship with the Company. Options granted under the 1997 plan prior to October 2004 generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or eighteen months after the optionee terminates his relationship with the Company. Grants from and after October 2004 until April 2006 under both plans vest at a rate of 25% after six months and then evenly monthly thereafter for the remaining 42 months. Grants from and after April 2006 under both plans vest at a rate of 25% per year on each anniversary of the grant date.

As of December 31, 2006, there were 2,080 shares of common stock available for grant under the two stock option plans.

The activity under the option plans, combined, was as follows:

	Options	Range of Exercise Price	Weighted Average Exercise Price
Options outstanding at January 1, 2004	2,087	$1.56 - $11.50	$4.39

Granted Adjustments	300	$0.88 - $ 0.88	0.88
Granted	2,379	$0.50 - $ 1.81	0.95
Exercised	--	--	--
Cancelled or expired	(727)	$0.50 - $15.00	4.01
Options outstanding at December 31, 2004	4,039	$2.13 - $15.00	4.19

Granted	2,327	$0.57 - $ 1.65	0.79
Exercised	(38)	$0.50 - $ 1.05	0.51
Cancelled or expired	(766)	$0.50 - $11.50	2.82
Granted Adjustments	10	$0.50 - $11.50	1.54
Options outstanding at December 31, 2005	5,572	$0.50 - $15.00	$1.53

Granted	1,322	$0.38 - $ 0.82	0.61
Exercised	(233)	$0.50 - $ 0.50	0.50
Cancelled or expired	(824)	$0.50 - $15.00	2.07
Options outstanding at December 31, 2006	5,837	$0.38 - $ 9.90	$1.28

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for 2006, 2005 and 2004:

	2006	2005	2004
Expected life (in years)	4.3	2.17	1.7
Risk-free interest rate	4.80%	4.20%	2.90%
Volatility	109%	117%	116%
Dividend	n/a	n/a	n/a
Weighted-average fair value at grant date	.37	.46	.54

The Company's computation of expected volatility for 2006 is based on historical volatility. The Company's computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant. We have not issued or declared any dividends on our common stock.

Additional information regarding options outstanding, exercisable and expected to vest as of December 31, 2006 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	5,837	$1.28	7.43	$16
Vested and expected to vest at December 31, 2006	5,194	$1.35	7.23	$14
Exercisable at December 31, 2006	3,403	$1.65	6.40	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Southwall's closing stock price on the last trading day of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of Southwall's stock. Total intrinsic value of options exercised was immaterial for 2006, 2005 and 2004.

As of December 31, 2006, $0.5 million of total recognized compensation cost related to stock options, net of forfeitures, was expected to be recognized over a weighted-average period of approximately 1.39 years.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Out-standing	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.38 -- $0.41	318	9.70	$0.41	5	$0.41
$ 0.50 -- $0.50	972	7.53	0.50	895	0.50
$ 0.54 -- $0.54	100	9.85	0.54	0	0.00
$ 0.58 -- $0.58	1,025	8.94	0.58	430	0.58
$ 0.62 -- $0.71	876	9.31	0.68	118	0.68
$ 0.73 -- $0.98	599	7.37	0.84	398	0.86
$ 1.05 -- $1.22	638	7.60	1.18	348	1.17
$ 1.28 -- $1.81	696	5.35	1.69	632	1.71
$ 1.92 -- $8.00	577	2.71	4.89	541	4.89
$ 9.90 -- $9.90	36	2.32	9.90	36	9.90
$ 0.38 -- $9.90	5,837			3,403

Employee Stock Purchase Plan

In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("the 1997 Plan"). Employees, subject to certain limitations, may purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period, or the last day of the purchase period. During 2006, 2005 and 2004, 13, 13 and 7 shares, respectively, were sold under the 1997 Plan. At December 31, 2006, there were 1,190 shares available for issuance under the 1997 Plan.

NOTE 3 - BALANCE SHEET DETAIL
	December 31,
	2006	2005
Inventories, net:
Raw materials	$3,850	$3,482
Work-in-process	221	1,409
Finished goods	1,527	988
	$5,598	$5,879

	December 31,
	2006	2005
Property, plant and equipment, net:
Land, buildings and leasehold improvements	$7,507	$7,296
Machinery and equipment	28,914	28,592
Furniture and fixtures	1,364	946
	37,785	36,834
Less - accumulated depreciation and amortization	(20,553)	(19,977)
Total property, plant and equipment, net	$17,232	$16,857

Restructuring costs.

In December 2002, we implemented a reduction in force at our Palo Alto location and elected to vacate certain buildings in Palo Alto. As a result of these actions, we incurred a restructuring charge of $2,624 in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto that we no longer occupy. In 2003, we recorded a credit to operating expenses of $65 as a result of modifications to the severance packages of certain employees. In 2006, we incurred a restructuring charge of $915 relating to the closure of the Palo Alto manufacturing facility and the related severance and incentive payout to terminated employees. A manufacturing asset was also decommissioned in 2006.

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activities as well as activity during 2006, 2005 and 2004:

	Workforce Reduction	Facilities Related	Total

Balance at January 1, 2004	$--	$1,569	$1,569
Provisions	--	--	--
Adjustment to reserve	--	(926)	(926)
Cash payments	--	(369)	(369)
Balance at December 31, 2004	$--	$274	$274

Provisions	--	--	--
Adjustment to reserve	--	--	--
Cash payments	--	(75)	(75)
Balance at December 31, 2005	$--	$199	$199

Provisions	375	812	1,187
Adjustment to reserve	(7)	(265)	(272)
Cash payments	(349)	(644)	(993)
Balance at December 31, 2006	$19	$102	$121

At December 31, 2006, $121 was included in other accrued liabilities in the accompanying consolidated balance sheet.

Guarantees.

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as, anticipated sales return and warranty claims based on experience. As of December 31, 2005 our reserve for sales returns and warranties was as follows:

	Balance at December 31,2004	Provision	Utilized	Balance at December 31,2005

Accrued sales returns and warranties	$2,701	$720	$(1,865)	$1,556

As of December 31, 2006, our reserve for sales returns and warranties was as follows:

	Balance at December 31,2005	Provision	Utilized	Balance at December 31,2006

Accrued sales returns and warranties	$1,556	$603	$(744)	$1,415

These amounts are included in other accrued liabilities in the accompanying consolidated balance sheets.

Indemnification obligations.

The Company's By-Laws require it to indemnify its officers and directors, as well as those who act as directors and officers of other entities, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. The indemnification obligations are more fully described in the Company’s By-Laws. The Company purchases insurance to cover claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company's By-Laws and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these indemnifications.

As is customary in the Company's industry and as provided for in local law in the U.S. and other jurisdictions, many of the Company's standard contracts provide remedies to customers and other third parties with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies customers, as well as suppliers, contractors, lessors, lessees, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company's products and services, the use of their goods and services, the use of facilities and state of Company-owned facilities, and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time, the Company sometimes also provides protection to these parties against claims related to undiscovered liabilities, additional product liability, or environmental obligations. To date, claims made under such indemnifications have been insignificant.

NOTE 4 - FINANCING AGREEMENTS

On December 18, 2003, the Company entered into definitive investment agreements for a new bank loan guarantee and equity-financing package of up to $7,500 with Needham, affiliates of the Investors and PBF. The agreements enabled the Company to receive up to $3,000 in new borrowings under its line of credit facility with PBF, supported by guarantees provided by Needham, in two separate allotments of $2,250 and $750; and to receive $4,500 from the issuance of equity in two separate tranches of $1,500 and $3,000 The new borrowings and the purchase of each equity tranche were subject to certain conditions, including, among other things, the receipt of concessions by the Company from creditors and landlords, the completion of certain restructuring actions and the achievement of cash flow break-even at quarterly revenue levels below those of third quarter 2003.

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

On December 31, 2004, Needham and its Affiliates and Dolphin elected to convert all outstanding principal of, and accrued but unpaid interest on, their secured convertible promissory notes of the Company into shares of the Company’s Series A 10% Cumulative Preferred Stock. The Convertible Notes by their terms were convertible at the option of the holders into Series A Stock at a rate of one share for each $1.00 of principal or interest converted. The aggregate principal amount of the Convertible Notes converted by the Note Holders was $4,500 and interest accrued thereon as of the time of conversion was $393. The aggregate number of shares of Series A Stock issued as a result of the conversion was 4,893. In particular, Needham and its Affiliates received 3,262 shares; and, Dolphin received 1,631 shares.

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

So long as any Series A Shares are outstanding, unless all accrued dividends have been paid, the Company is generally prohibited from taking certain actions. Except for certain matters with respect to which the approval of the holders of a majority of the Series A Shares voting separately as a class is required, the holders of the Series A Stock have no voting rights. Upon a liquidation or dissolution of the Company (and for these purposes a sale of all or substantially all of the Company’s assets or the acquisition of the Company by another entity are considered liquidation events), the holders of the Series A Stock are entitled to be paid a liquidation preference equal to $1.00 per share plus accumulated but unpaid dividends, out of assets legally available for distribution to stockholders. As of December 31, 2006, $979 has been accrued in dividends and is included in other accrued liabilities in the accompanying consolidated balance sheet.

Material Terms of the Series A Shares

Our Series A shares have the following terms:

.
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

.
Restrictions. So long as any Series A shares are outstanding, unless all accrued dividends on all Series A shares have been paid, we are prohibited from taking certain actions, including redeeming or purchasing shares of our common stock and paying dividends on our common stock.

.
General Voting Rights. Except under certain circumstances or as otherwise provided by law, the holders of Series A shares have no voting rights. The approval of the holders of a majority of the Series A shares voting separately as a class will be required to effect certain corporate actions.

.
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

.
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

.	Redemption. The Series A shares are not redeemable.

NOTE 5 - LINE OF CREDIT

On April 28, 2005, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo HSBC Trade Bank, N.A. (the “Bank”). The Credit Agreement provides for two facilities. All amounts borrowed under both facilities under the Credit Agreement were renewed on May 31, 2006 and must be repaid on or before May 31, 2007.

The first facility is a revolving line of credit under which we may from time to time borrow up to $3 million, subject to satisfaction of certain conditions. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% per annum or LIBOR plus 1% per annum, at our option. We borrowed approximately $3.0 million from this facility on April 28, 2005, which amount remained outstanding as of December 31, 2006.

The second facility is a formula line under which we may, from time to time, borrow up to $3 million, subject to certain conditions, with advances of up to 80% of eligible accounts receivable. Amounts borrowed under the second facility bear interest at the prime rate minus 0.25% per annum. We may borrow under the second facility only if we meet certain financial covenants. There was no amount outstanding under the second facility at December 31, 2006.

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

NOTE 6 - TERM DEBT

The Company's term debt consisted of the following:

Description	Rate		Balance at December 31,2006	Due in 2007
Term debt:
German bank loan dated May 12, 1999	6.13%		$1,349	$449
German bank loan dated May 28, 1999	7.10%	(1)	3,292	--
German bank loan dated May 28, 2000	7.15%	(2)	1,164	310
German bank loan dated
August 14, 1999 (due June 30, 2009)	5.75%		2,222	--
Settlement agreement dated February 20, 2004		(3)	1,600	300
Total term debt			9,627	$1,059
Less current portion			1,059
Term debt, non-current			$8,568

(1)	Interest rate will be reset to the then prevailing market rate in 2009.

(2)	Interest rate is fixed at 7.15% until final repayment in 2010.

(3)	Interest rate was 5% for 2006, and will increase by one percentage point peryear until 2010.

Settlement agreement

During 1999, Southwall entered into a master equipment sale-leaseback agreement with a leasing company, Matrix Funding Corporation ("lessor"). The Company was in dispute with the lessor over the interpretation of certain terms of the lease agreement and withheld lease payments due from March 2001 until February 2004. The lessor notified the Company that it considered the Company to be in default and in January 2002 drew down on a letter of credit in the amount of $0.5 million that collateralized the Company's obligations. In May 2002, a suit was filed against the Company by an agent of the successor to the lease demanding payment of unpaid lease payments and alleged residual values. (See Note 11- Commitments and Contingencies.) In February 2004, the Company entered into a settlement agreement with the agents pursuant to which the Company agreed to pay an aggregate of $2.0 million bearing interest at a stepped rate. The settlement required the Company to make an interest payment in 2004, and beginning in 2005, to make quarterly principal payments of between $75 and $125, plus interest payments until 2010. At December 31, 2006, the carrying value of the liability was $3,954 ($1,600 of principal, plus $2,354 of accrued interest). The agreement included a confession of judgment, whereby the Company acknowledges that it would owe damages of $5,900 in the event of payment defaults under the settlement agreement.

The Company performed an assessment under SFAS 15 (“Accounting by Debtors and Creditors for Troubled Debt Restructurings”) and EITF 02-04 (“Determining Whether a Debtors’ Modification or Exchange of Debt Instruments Is Within The Scope of FASB Statement No. 15”) to assess whether this debt restructuring constituted a troubled debt restructuring. The Company concluded that the debt restructuring was in fact a troubled debt restructuring as the Company was in financial difficulty and the lessors had granted a concession to the Company, under the definitions of such conditions as set forth in EITF 02-04. The reduction in the amount of the debt indicated that a concession had been granted. SFAS 15 requires an assessment of the total future cash payments specified by the new terms of the debt, including principal, interest and contingent payments. If the payments are less than the carrying amount of the payable, the Company should reduce the carrying amount to an amount equal to the total future cash payments specified by the new terms and should recognize a gain on restructuring of payables equal to the amount of the reduction. In its assessment, management factored in the $5,900 confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring. The carrying value of the debt remains on the consolidated balance sheet and the liability will be reduced as payments are made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment. Based on a SFAS 5 determination, when the Company considers default probable, the liability would be increased to the $5,900 confession of judgment value. The excess of the carrying value over the $2,000 was recorded in other long-term liabilities on the balance sheet. The remaining balance at December 31, 2006 is $1,600.

Loans from German Banks

On May 12, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to 3,100 Euros ($3,900). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in Euros after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum until December 31, 2009. Of the borrowings outstanding of $1,349 under this bank loan at December 31, 2006, $900 was classified as non-current in the accompanying consolidated balance sheet. The interest rate was 6.13% in 2006.

On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds were made available in three tranches, and were used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at December 31, 2006; the Company is current with respect to all principal and interest payments due under the loan agreement. Under the first tranche, the Company borrowed 2,500 Euros ($3,200) for a term of twenty years beginning on May 28, 1999. The principal is repayable in Euros beginning after ten years in twenty equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years, after which time the rate will be adjusted to a current prevailing rate. Of the borrowings outstanding under this tranche of $3,292 at December 31, 2006, $3,292 was classified as non-current in the accompanying consolidated balance sheet. Under the second tranche, the Company borrowed 1,700 Euros ($2,100) for a term of seven years beginning May 28, 1999 and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bore fixed interest at 3.75% per annum for the period of seven years. At December 31, 2006, the amount due under this second tranche was $0. Under the third tranche, the Company borrowed 2,100 Euros ($2,700) for a term of ten years beginning on May 28, 2000, and the principal is repayable after one year, in 36 equal quarterly payments. The loan bears fixed interest of 7.15% per annum until the final payment in 2010. At December 31, 2006, the amount due was $1,164; of this amount, $854 was classified as non-current in the accompanying consolidated balance sheet.

On August 14, 1999, the Company entered into a loan agreement with a German bank that provides for borrowings up to 1,700 Euros ($2,300). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in Euros. Fifty percent of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as a non-current asset "Restricted cash loans" in the accompanying consolidated balance sheet. The amount due under this bank loan at December 31, 2006 was $2,222, which was classified as a non-current liability in the accompanying consolidated balance sheet.

The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary. The dollar equivalent value of the remaining balances for the preceding German bank loans has been calculated using the Euro exchange rate as of December 31, 2006.

Scheduled principal payments of term debt for the next five years and thereafter, are as follows:

Amount

2007	$1,059
2008	1,061
2009	3,647
2010	1,062
2011	329
Thereafter	2,469
Total	$9,627

The Company incurred total interest on indebtedness of $944, $1,156 and $2,300 in 2006, 2005 and 2004, respectively.

NOTE 7 - GOVERNMENT GRANTS AND INVESTMENT ALLOWANCES

The Company has an agreement to receive cash grant awards (the "Grant"), which was approved by the Saxony government in May 1999. As of December 31, 2006, the Company had received approximately 5,000 Euros ($5,000) under this Grant since 1999 and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden manufacturing facility. Additionally, as of December 31, 2006, the Company had a balance remaining from the government grants received in May 1999 of 167 Euros ($209), which has been recorded as an advance and held as restricted cash until the Company receives approval from the Saxony government to apply the funds to reduce its capital expenditures.

Giving effect to an amendment of the terms of the Grant in 2002, the Grant was subject to the following requirements:

(a)	The grant was earmarked to co-finance the costs of the construction of a facility to manufacture XIR® film for the automotive glass industry.

(b)	The construction period for the project was from March 15, 1999 to June 30, 2006.

(c)	The total investment during the construction period should be at least 33,728 Euros ($33,883).

(d)	The project must create at least one hundred fifteen permanent jobs and five apprenticeships by June 30, 2006.

We believe we have met the above requirements at June 30, 2006. However, we are at negotiations with the Saxony government with regards to the unused grants. We expect to close these grants by April 2007.

In addition to the Grant, the Company is further eligible for cash investment allowances from the Saxony government calculated based on the total projected capital investment by the Company in its Dresden facility of 33,728 Euros ($33,883), subject to European Union regulatory approval. During 2000, 2001, 2002, 2003, 2004, 2005 and 2006 the Company received 1,200 Euros ($1,500), 2,500 Euros ($3,200), 1,200 Euros ($1,500), 1,300 Euros ($1,600), 400 Euros ($500), 158 Euros ($190) and 38 Euros ($49), respectively, in investment allowances from the Saxony government, and those proceeds were applied to reduce the capitalized construction cost of the Dresden facility. These investment allowances are subject to the following requirements:

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

If the Company fails to meet the above requirements, the Saxony government has the right to demand repayment of the allowances. The Grants and investment allowances, if any, that the Company is entitled to seek from the Saxony government vary from year to year based upon the amount of capital expenditures that meet the above requirements. Generally, Southwall is not eligible to seek total investment grants for any year in excess of 33% of its eligible capital expenditures for that year. The Company cannot guarantee that it will be eligible for or receive additional grants or allowances in the future. As of December 31, 2006, we were in compliance with the requirements mentioned above.

NOTE 8 - INCOME TAXES

The provision for income taxes for the years then ended December 31, 2006, 2005 and 2004 consist of the following:

	2006	2005	2004
Current:
Federal	$--	$--	$--
State	37	(17)	32
Foreign	870	554	525
Total current	$907	$537	$557

Deferred:
Federal	$--	$--	$--
State	--	--	--
Foreign	51	(508)	57
Total deferred	$51	$(508)	$57
Total provision	$958	$29	$614

The income tax provision relates primarily to foreign taxes, foreign withholding taxes on royalty payments and state minimum tax obligations.

The effective income tax rate differs from the federal statutory rate as a result of foreign taxes and valuation allowances established for deferred tax assets.

U.S. and foreign pre-tax income are broken-down as follows:

	2006	2005	2004
U.S.	$(7,340)	$1,826	$(1,893)
Foreign	2,788	1,523	2,322
Total	$(4,552)	$3,349	$429

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2006	2005
Deferred Tax Assets:

Federal and state net operating losses	$13,723	$12,160
Research, MIC, and other tax credits	1,715	1,822
Accruals	3,049	2,191
Depreciation and amortization	470	5,545
Stock-based compensation	126	--
Foreign temporary differences	105	118
Other	--	--
Net deferred tax assets	19,188	21,836
Deferred tax assets valuation allowance	(19,083)	(21,718)
Net deferred tax asset	$105	$118

The net deferred tax asset is included in other current assets on the consolidated balance sheets.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance of $19,083. The valuation allowance decreased by $2,635 for the period ended December 31, 2006.

As of December 31, 2006, the Company has net operating loss carry forwards for federal income tax purposes of approximately $38,083 which expire beginning in the year 2007 through 2026. The Company also has California net operating loss carry forwards of approximately $6,850 which expire beginning in the year 2007 through 2016.

The Company has federal and California research and development tax credits of $645 and $1,272 respectively. The federal research credits will begin to expire in the year 2019 and the California research credits have no expiration date. The Company also has California Manufacturers’ Investment Credit of $200, a portion of which is currently expiring yearly.

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

The Company was required to re-measure all outstanding warrants as of January 19, 2004 and to transfer the fair value of the warrants to liabilities with the difference between the equity carrying value and the re-measured fair value of the liability recorded as a non-operating expense. The charge recorded on January 19, 2004 totaled $151.

The warrants were classified as liabilities until the shareholders approved the increase in authorized shares on October 5, 2004. The warrants were re-measured as of the end of the first quarter of 2004, resulting in a charge of $23, which was recorded as non-operating expense. The warrants were again re-measured as of the end of the second quarter of 2004, resulting in a charge of $1,282, and as of the end of the third quarter of 2004, resulting in a charge $427, both of which were recorded as a non-operating expense.

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

Embedded Derivatives:

The features of the convertible notes included the right to convert the notes into Series A preferred stock (“Conversion Right”). This right was evaluated by the Company to determine if it gave rise to an embedded derivative instrument that would need to be accounted for separately in accordance with SFAS 133 and EITF 00-19.

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

The embedded derivative was classified as a liability and was re-measured at the end of the first quarter, second quarter and third quarter of 2004. In accordance with DIG Issue A18, “Application of Market Mechanism and Readily Convertible to Cash Subsequent to the Inception or Acquisition of a Contract”, when the contract ceased to be a derivative as a result of the stockholder approval for the increase in authorized shares, the Company discontinued accounting for the conversion option at fair value separate from the debt. The liability balance for the conversion option recorded on the books resulted in an adjustment of the basis of the debt. The liability balance at October 5, 2004, the date the stockholders approved the increase in authorized shares, was $1,036. The balance of the debt discount when the debt was converted on December 31, 2004 to Series A Preferred Stock was $1,119. The net amount between the balance of the liability and the debt discount of $83 was re-classed to preferred stock as a reduction of the total value of the preferred stock.

The total net value of the warrants recorded in long-term liability of $8,055 before the stockholders’ approval to increase the number of authorized and un-issued shares was re-classed to capital in excess of par value after the approval in October 2004.

NOTE 10 - SEGMENT REPORTING

Southwall operates in one segment.

The total net revenues for the automotive glass, electronic display, architectural and window film product lines were as follows:

	2006	2005	2004
Automotive glass	$13,433	$19,647	$20,584
Electronic display	10,799	14,039	20,554
Architectural	5,528	5,934	7,010
Window film	10,449	15,134	9,425
Total net revenues	$40,209	$54,754	$57,573

The following is a summary of net revenue by geographic area (based on location of customer):

	2006	2005	2004
United States	$12,850	$14,362	$12,186
Japan	10,197	12,499	18,387
France	3,457	10,870	10,283
Pacific Rim	7,997	10,461	7,228
Germany	3,324	3,831	5,787
Rest of the world	2,384	2,731	3,702
Total net revenues	$40,209	$54,754	$57,573

Southwall operates from facilities located in the United States and Germany. Long-lived assets were as follows:

	December 31,
	2006	2005
United States	$754	$667
Germany	16,478	16,190
Consolidated	$17,232	$16,857

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain property and equipment as well as its facilities under noncancellable operating and capital leases. These leases expire at various dates through 2008. As of December 31, 2006, the future minimum payments under these leases are as follows:

Year Ending December 31,	Operating Leases
2007	$660
2008	338
2009	464
2010	466
2011	240
Future minimum lease payments	$2,168

Rent expense under operating leases was approximately $713, $861 and $1,600 in 2006, 2005 and 2004, respectively.

On February 19, 2004, the Company entered into the second amendment to the lease for its Palo Alto, California manufacturing facility. This amendment reflected a payment schedule for a rent deferral for this facility. In January 2006, the Company paid off approximately $1.2 million of this deferred rent. On January 19, 2006, the Company announced its plans to close its Palo Alto manufacturing facility. As a result of this decision, the Company is in negotiation with its landlord to decommission and surrender these premises. The Company has accrued $1.5 million as a current leasehold asset retirement obligation in the third quarter of 2006 and is included in other accrued liabilities in the accompanying balance sheet. The method and timing of payments are yet to be finalized. Environmental studies are currently being performed on this property before it is surrendered to the landlord. This estimate of our liability could differ from the actual future settlement amount.

In January 2006, the Company renewed a lease agreement for its research and development facility. Under this lease agreement, the Company accrued $0.2 million as a current leasehold obligation in the first quarter of 2006. The method and timing of payments are not yet finalized.

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

NOTE 12 - IMPAIRMENT OF LONG-LIVED ASSETS

During 2003, the Company experienced shortfalls in revenue compared to its budgeted and forecast revenues. In addition, in the third quarter of 2003, the Company determined that, due to reduced demand for its products, anticipated revenues through the remainder of 2003 and 2004 would be substantially below expected as well as historical levels. The Company believed that the reduced demand for its products was caused by the decline in PC sales worldwide, competition from alternative technologies in the automotive glass segment, as well as declines in certain residential and commercial construction markets as a result of the economic recession in the U.S. As the Company's U.S. operations have a higher operating cash break-even points compared to its Dresden operations, it believed that the lower anticipated revenues indicated that an impairment analysis of the assets of its U.S. operations was necessary at September 28, 2003. As a result of the Company's decision to close the Tempe operations in the fourth quarter, it concluded that a further impairment analysis of the long-lived assets of the U.S. operations was necessary at December 31, 2003. The Company, therefore, performed an evaluation of the recoverability of long-lived assets related to its U.S. business at September 28, 2003 and December 31, 2003 in accordance with the SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". For long-lived assets to be held and used, the determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company's evaluation concluded that the undiscounted expected future cash flows were less than the carrying values of these assets, and an impairment charge was required. The impairment charge represents the amount required to write-down long-lived assets to the Company's best estimate of fair value. For long-lived assets to be disposed of by sale or abandonment, principally the long-lived assets located at the Tempe operation, the impairment loss is estimated as the excess of the carrying value of the assets over fair value. As a result of the Company's assessment it recorded non-cash, impairment charges of $19,380 and $8,610 for the periods ended September 28, 2003 and December 31, 2003, respectively. The factors considered by the Company in performing this assessment included current operating results, trends, and prospects, the closure of its Tempe operation, as well as the effects of obsolescence, demand, competition, and other economic factors.

During 2006, 2005 and 2004, the Company recovered $214, $170 and $1,513, respectively, from the sales of previously written-down equipment and production machines. In 2006, the Company incurred impairment charges of $305 and recoveries of $519.

NOTE 13 - SAVINGS PLAN (401-K PLAN)

In 1998, the Company sponsored a 401(k) defined contribution plan covering eligible employees who elect to participate. Southwall is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the board of directors. The Company matches 25% of each eligible participant's 401(k) contribution up to a maximum of 20% of the participant's compensation, not to exceed $1.5 per year. Southwall's actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary or profit sharing contributions were made for the years ending December 31, 2006, 2005 and 2004. Matching contributions during 2006, 2005 or 2004 were $69, $80 and $100 respectively.

NOTE 14 - SUBSEQUENT EVENTS

Sunfilm AG

On March 16, 2007, Southwall entered into a Technology Transfer and Service Agreement (the “Agreement”) with Sunfilm AG , a German company (“Sunfilm”). Pursuant to the Agreement, Southwall will transfer to Sunfilm, and grant Sunfilm a royalty free license in, certain technical know-how related to thin film technology for use in specific photovoltaic applications, not related to Southwall’s current business activities. In addition, Southwall will provide Sunfilm with certain management services to assist Sunfilm with the start-up of production activities, including assistance with procuring a subsidy from the government of Saxony and assistance with the engineering and design of production facilities.

Southwall has also agreed to purchase the site on which Sunfilm’s production facility is expected to be located and to transfer the site to Sunfilm. Upon transfer of the site to Sunfilm, Sunfilm will reimburse Southwall for payments made by Southwall related to the purchase price of the site. Sunfilm, however, will not be obligated to take ownership of the site under certain conditions, including if the Sunfilm start-up does not proceed for any reason or is terminated on or before September 1, 2007. Should this situation occur, the site purchase agreement provides that Southwall can return the site to its original seller in exchange for the purchase price.

Sunfilm will pay to Southwall up to $3,000 under the Agreement, based on the achievement of milestones. Southwall will receive the first $1,000 upon approval of a Saxony subsidy and entry into an agreement to buy the site by Southwall. Sunfilm is required to make four additional payments of $500 each upon the achievement of additional milestones.

Bridge Bank, N.A. Facility

On March 29, 2007, Southwall Technologies Inc. (“Southwall”) entered into a new Credit Agreement (“Credit Agreement ”) with Bridge Bank, N.A. (“Bank”). The Credit Agreement provides for two facilities. The first facility is a revolving line of credit for the lesser of $3 million or the face value of the letter of credit used to support the facility. The proceeds of the facility will be used to pay off Wells Fargo HSBC Trade Bank. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% and are collateralized by a standby letter of credit from Needham & Company Inc. (“Needham”). At December 31, 2006, Needham and its affiliates owned 41.7% of our outstanding common stock and series A 10% Cumulative Convertible Preferred convertible into another 5% of our outstanding common stock. If the letter of credit being provided by Needham is not released by August 1, 2007, Needham will begin receiving from us quarterly interest payments on the $3 million supporting the letter of credit at the rate of 12.8% per annum.

The second facility is a $3 million revolving line of credit line under which we may, from time to time, borrow up to 80% of eligible accounts receivables (net of pre-paid deposits, pre-billed invoices, deferred revenue, offsets, contras related to each specific account debtor and other requirements in the lender’s discretion). Amounts borrowed under the second facility bear interest at prime plus 1.75% annualized on the average daily finance amount outstanding. The second facility also provides for a $2 million letter of credit subfacility. All borrowings under the facilities will be collateralized by all of our assets and are subject to certain covenants. These covenants include that while the second facility is outstanding (a) we will maintain a minimum current ratio of 1.00 to 1.00 for the months through May 31, 2007 (thereafter, starting with month ending June 30, 2007, we need to maintain a current ratio of 1.25 to 1.00 on a monthly basis); and (b) our quarterly net loss to shareholders (including deemed dividend) will not exceed $400 for any quarter after September 30, 2007.

The terms of the Credit Agreement, among other things, limit our ability to (i) incur, assume or guarantee additional indebtedness (other than pursuant to the Credit Agreement), (ii) incur liens upon the collateral pledged to the bank, and (iii) merge, consolidate, sell or otherwise dispose of substantially all or a substantial or material portion of our assets.

The Credit Agreement provides for events of default, which include, among others, (a) nonpayment of amounts when due (with no grace periods), (b) the breach of our representations or covenants or other agreements in the Credit Agreement or related documents, (c) defaults or accelerations of our other indebtedness, (d) a failure to pay certain judgments, (e) the occurrence of any event or condition that the Bank believes impairs or is substantially likely to impair the prospects of payment or performance by us, and (f) certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.

The maturity date of the facilities is March 28, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation and Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Report on Internal Control Over Financial Reporting. We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting for the fiscal year ending December 31, 2007 and an attestation from our independent registered public accounting firm in our Annual Report on Form 10-K beginning with the filing for our fiscal year ending December 31, 2008.

(c)
Changes in Internal Controls. There were no changes during 2006 in our internal controls over financial reporting that have materially effected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, and the remainder is contained in the Proxy Statement under the heading “Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 407 of Regulation S-K relating to board meetings, our nominating committee, audit committee and compensation committee and shareholder communications is contained in the Proxy Statement under the heading “Corporate Governance” and is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the Proxy Statement, which information is incorporated herein by reference. Information regarding director independence is set forth under “Corporate Governance” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under “Independent Auditor Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)	(1) Financial Statements. The following Financial Statements of Southwall Technologies Inc. are filed as part of this Form 10-K:

 (2) Financial Statement Schedule.

Schedule II - Valuation and qualifying accounts and reserves (amounts in thousands):

Description	Balance at Beginning of Year	Additions		Deductions	Balance at End of Year

2006
Inventory reserves	$759	$1,546		$1,895 (2)	$410
Allowance for Doubtful Accounts	$208	$(63)		$43 (2)	$102
Reserves for warranty and sales returns	$1,556	$603	(1)	$744 (2)	$1,415
Tax valuation allowance	$21,718	$--		$2,635 (2)	$19,083

2005
Inventory reserves	$1,254	$1,710		$2,205 (2)	$759
Allowance for Doubtful Accounts	$292	$--		$84 (2)	$208
Reserves for warranty and sales returns	$2,701	$720	(1)	$1,865 (2)	$1,556
Tax valuation allowance	$22,348	$--		$630 (2)	$21,718

2004
Inventory reserves	$1,440	$2,129		$2,315 (2)	$1,254
Allowance for Doubtful Accounts	$778	$--		$486 (2)	$292
Reserves for warranty and sales returns	$1,851	$2,359	(1)	$1,509 (2)	$2,701
Tax valuation allowance	$29,521	$--		$7,173 (2)	$22,348

(1) Charged against revenue.
(2) Reserves utilized during the year.

(3) Exhibits.

Reference is made to the Exhibit Index, which follows the signature pages of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the day of March 30, 2007.

SOUTHWALL TECHNOLOGIES INC.

By:	/s/ Raymond Eugene Goodson
R. Eugene Goodson
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, as of March 30, 2007.

Signature	Title

/s/Raymond Eugene Goodson R. Eugene Goodson	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/Sylvia Kamenski Sylvia Kamenski	Vice President of Finance (Acting Principal Financial Officer)

/s/George Boyadjieff George Boyadjieff	Chairman, Board of Directors

/s/William A. Berry William A. Berry	Director

/s/Jami K. Nachtsheim Jami K. Nachtsheim	Director

/s/Andre R. Horn Andre R. Horn	Director

/s/Peter E. Salas Peter E. Salas	Director

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1(1)	Restated Certificate of Incorporation of the Company.
3.1.1(30)	Amendment to Amended and Restated Certificate of Incorporation of the Company
3.2(1)	By-laws of the Company.
3.3(26)	Amended and Restated Certificate of Designation, Preferences and Rights of Series A 10% Cumulative Preferred Stock of the Company filed with the Secretary of State of Delaware on January 30, 2004.
10.35.1(11)	Lease Agreement for the facilities at 3941 East Bayshore Road, dated October 7, 1999, between the Company and Straube Associates, Inc.
10.36(1)	Lease Agreement for the facilities at 3961 East Bayshore Road, dated March 20, 1979, between the Company and Allan F. Brown and Robert V. Brown.
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
10.116(18)
Distribution Agreement between V-Kool International Holdings Pte. Ltd. and the Company, dated as of January 1, 2002 (portions of this exhibit have been omitted based on a request for confidential treatment; the non-public information has been filed with the Commission).

10.116.1(27)	Letter Agreement dated August 28, 2003 between V-Kool International Holdings Pte. Ltd. and the Company amending the Distribution Agreement between the parties dated January 1, 2002.
10.116.2(27)	Letter Agreement dated December 17, 2003 between V-Kool International Holdings Pte. Ltd. and the Company amending the Distribution Agreement between the parties dated January 1, 2002.
10.117(17)	Teijin Waiver Letter dated May 9, 2002.
10.120(19)	Guarantee Agreement Regarding 10 million US$ Credit Facility between Teijin Limited and the Company, dated May 6, 1997.
10.120.1(21)	Memorandum Amendment to the Guarantee Agreement between Teijin Limited and the Company, dated August 1999.
10.121. (23)	Pilkington Supply and Purchase Agreement dated September 1, 2002.
10.122. (23)	Xinyi Group (Glass) Co. LTD. Purchase Agreement dated September 5, 2002.
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

10.139(28)	Third Amendment to Domestic Factoring Agreement, dated April 29, 2004.
10.140(31)	Lease agreement for the facilities at 3780 Fabian Way, Palo Alto, CA, dated October 04, 2005 between the Company, Richard Christina and Diane Christina.
10.142(32)	Sublease dated June 13, 2006, by and between the Registrant and Maxspeed Corporation.
10.142(32)	Amendment to lease dated June 21, 2006, by and between the Registrant Richard A. Christina and Diane L. Christina, Trustees of the Richard A. Christina and Diane L. Christina Trust.
10.143	Technology Transfer and Service Agreement between Sunfilm AG and the Company dated 03/14/07.
10.144	Business Financing Agreement dated 03/29/07 between the Company and Bridge Bank NA.
14(27)	Code of Ethics.
21(15)	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm (Burr, Pilger & Mayer LLP).
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer
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

(31) Filed as an exhibit to the Form 10-K Annual Report, filed with the Commission on March 29, 2006, and incorporated herein by reference.

(32) Filed as an exhibit to the Form 10-Q Quarterly Report, filed with the Commission on August 11, 2006, and incorporated herin by reference.