Form 10-Q
period 2007-03-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2007-05-11
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-15930
___________________

SOUTHWALL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2551470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3788 Fabian Way, Palo Alto, California	94303
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2007, there were 27,139,035 shares of the Registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,387	$5,524
Restricted cash	222	209
Accounts receivable, net of allowance for doubtful accounts of $86 at March 31, 2007 and $102 at December 31, 2006	5,488	3,608
Inventories, net	5,715	5,598
Other current assets	893	1,064
Total current assets	15,705	16,003

Property, plant and equipment, net	17,020	17,232
Restricted cash loans	1,124	1,111
Other assets	1,296	1,155
Total assets	$35,145	$35,501

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt	$1,068	$1,059
Line of credit	3,000	2,996
Accounts payable	1,155	955
Accrued compensation	772	859
Government grants advanced	222	-
Other accrued liabilities	5,896	6,448
Total current liabilities	12,113	12,317

Term debt	8,383	8,568
Government grants advanced	220	-
Other long term liabilities	2,564	2,550
Total liabilities	23,060	23,655

Commitments and contingencies (Note 5)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at March 31, 2007 and December 31, 2006, respectively (Liquidation preference: $5,910 and $5,788 at March 31, 2007 and December 31, 2006, respectively)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 27,139 shares outstanding at March 31, 2007 and December 31, 2006	27	27
Capital in excess of par value	78,071	78,081
Accumulated other comprehensive income:
Accumulated translation adjustment	3,713	3,696
Accumulated deficit	(74,536)	(74,768)
Total stockholders’ equity	7,275	7,036

Total liabilities, preferred stock and stockholders’ equity	$35,145	$35,501

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended
	March 31,	March 31,
	2007	2006

Net revenues	$10,505	$10,034
Cost of revenues	6,095	6,366

Gross profit	4,410	3,668

Operating expenses:
Research and development	1,369	1,646
Selling, general and administrative	2,529	2,562
Impairment recoveries for long-lived assets	(8)	-
Restructuring charges	-	452

Total operating expenses	3,890	4,660
Income (loss) from operations	520	(992)

Interest expense, net	(113)	(192)
Other income, net	6	150

Income (loss) before provision for income taxes	413	(1,034)

Provision for income taxes	181	293

Net income (loss)	232	(1,327)

Deemed dividend on preferred stock	122	122

Net income (loss) attributable to common stockholders	$110	$(1,449)

Net income (loss) per share:

Basic	$0.00	$(0.05)
Diluted	$0.00	$(0.05)

Shares used in computing net income (loss) per share:
Basic	27,139	26,825
Diluted	27,566	26,825

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three months ended
	March 31,	March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$232	$(1,327)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income tax	(36)	82
Impairment recoveries from long-lived assets	(8)	-
Depreciation and amortization	696	518
Stock compensation	113	231
Change in assets and liabilities:
Deferred revenues	(99)	(8)
Accounts receivable, net	(1,872)	487
Inventories, net	(117)	(1,379)
Other current and non current assets	57	69
Accrued restructuring	(10)	421
Accrued liabilities—deferred rent	-	(1,192)
Accounts payable and accrued liabilities	(431)	1,110

Net cash used in operating activities	(1,475)	(988)

Cash flows from investing activities:
Restricted cash	(13)	5
Proceeds from sale of property, plant and equipment	8	-
Expenditures for property, plant and equipment	(299)	(168)

Net cash used in investing activities	(304)	(163)

Cash flows from financing activities:
Borrowings on line of credit	3,000	-
Repayments on line of credit	(2,996)	-
Repayments of notes payable	(267)	(422)
Proceeds from investment credit in Germany	-	(9)

Net cash used in financing activities	(263)	(431)

Effect of foreign exchange rate changes on cash	(95)	99

Net decrease in cash and cash equivalents	(2,137)	(1,483)
Cash and cash equivalents, beginning of period	5,524	6,600

Cash and cash equivalents, end of period	$3,387	$5,117

Supplemental cash flow disclosures:
Interest paid	$176	$269
Income taxes paid	$181	$293

Supplemental schedule of non-cash investing and financing activities:
Dividends accrued	$122	$122

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1--Interim Period Reporting:

The accompanying interim condensed consolidated financial statements of Southwall Technologies Inc. (“Southwall” or the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Southwall and its subsidiaries for all periods presented. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007. The results of operations for the interim periods presented are not necessarily indicative of the operating results of the full year.

Note 2—Inventories, Net:

Inventories are stated at the lower of cost (determined by the average cost method) or market (net realizable value). Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of revenues. At March 31, 2007 and December 31, 2006, inventories consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$3,343	$3,850
Work-in-process	1,322	221
Finished goods	1,050	1,527
	$5,715	$5,598

Note 3--Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive common shares potentially outstanding during the period, including stock options, warrants to purchase common stock and convertible preferred stock. The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. The Company also excludes preferred shares convertible into common stock from the computation of diluted weighted average shares outstanding per SFAS 128 paragraph 13, 14 and 27.

Index

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. For the first quarter of 2007, a net income period, there were 7,078 options outstanding of which 6,001 were excluded from the net income per share calculation as they were anti-dilutive because the option prices were higher than the average market value during the three- month period ended March 31, 2007.

The Company had accrued a deemed dividend on preferred stock of $122 in the first quarter of 2007. The deemed dividends were not added back to the net income in the current quarter because of the anti-dilutive nature of the results. Per SFAS 128, paragraph 27, convertible preferred stock is anti-dilutive whenever the amounts of the deemed dividend in or accumulated for the current period per common share obtainable on conversion exceed basic EPS. Tables summarizing net income (loss) attributable to common stockholders, for diluted net income (loss) per share, and shares outstanding are shown below (in thousands):

	Three months ended
	March 31,	March 31,
	2007	2006
Net income (loss) attributable to common stockholders-basic	$110	$(1,449)
Add: Deemed dividend on preferred stock	-	122
Net income (loss) attributable to common stockholders-diluted	$110	$(1,327)

Weighted average common shares outstanding-basic	27,139	26,825
Dilutive effect of warrants	354	-
Dilutive effect of performance shares	-	-
Dilutive effect of Series A preferred shares	-	-
Dilutive effect of stock options	73	-
Weighted average common shares outstanding - diluted	27,566	26,825

Note 4 - Segment Reporting:

Southwall operates in one segment.

The total net revenues for the automotive glass, electronic display, window film and architectural product lines for the three-month periods ended March 31, 2007 and March 31, 2006 were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2007	2006
Automotive glass	$3,866	$2,879
Electronic display	2,109	2,491
Window film	2,993	3,452
Architectural	1,537	1,212
Total net revenues	$10,505	$10,034

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three-month periods ended March 31, 2007 and March 31, 2006, respectively (in thousands):

	Three months ended
	March 31,	March 31,
	2007	2006
United States	$2,374	$3,647
Japan	2,071	2,108
France	1,084	142
Pacific Rim	2,621	2,915
Germany	1,070	779
Rest of the world	1,285	443
Total net revenues	$10,505	$10,034

Index

Note 5--Commitments and Contingencies:

Commitments

On January 19, 2006, we commenced restructuring actions to attempt to improve our cost structure for 2006 and beyond. These actions have included the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site during the first half of 2006. We accrued $1.5 million in third quarter of 2006 as a leasehold asset retirement obligation in connection with this surrender plan. We expect to complete our surrender of this building to our landlord in the second quarter of 2007.

On February 19, 2004, the Company entered into the second amendment to the lease for one of its Palo Alto, California facilities. The amendment reflected a payment schedule for a rent deferral for this lease agreement. In January of 2006, the Company paid off approximately $1.2 million of this deferred rent.  As of March 31, 2007, there was no deferred rent outstanding.

Contingencies

The insurance carriers in some of litigation related to allege product failures and defects in window products manufactured by others in which we were a defendant in the past paid the defense and settlement costs related to such litigation. Those insurance carriers reserved their rights to recover a portion or all of such payments from us. As a result, those insurance carriers could seek from us up to an aggregate of $12.9 million plus defense costs, although any such recovery would be restricted to claims that were not covered by our insurance policies. We intend to vigorously defend any attempts by these insurance carriers to seek reimbursement. We are not able to estimate the likelihood that these insurance carriers will seek to recover any such payments, the amount, if any, they might seek, or the outcome of such attempts.

In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

Note 6--Stock-Based Compensation:

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 1997 Stock Incentive Plan and the 1998 Stock Option Plan for employees, board members and consultants. The Board of Directors adopted the 1998 Stock Option Plan for employees and consultants on August 6, 1998. The Compensation Committee of the Board of Directors administers the plans and agreements. The exercise price of options granted under the 1997 and 1998 plans must be at least 85% of the fair market value of the stock at the date of grant. Options granted under the 1998 plan prior to October 2004 generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or three months after the optionee terminates his relationship with the Company. Options granted under the 1997 plan prior to October 2004 generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or eighteen months after the optionee terminates his relationship with the Company.  In October 2004, the board of directors changed the vesting. Grants from and after October 2004 under both plans vest at a rate of 25% after six months and then evenly monthly thereafter for the remaining 42 months. The Company also has an Employee Stock Purchase Plan (ESPP) that allows employees, subject to certain limitations, to purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period, or the last day of the purchase period. As of March 31, 2007, the Company had approximately 883 shares of common stock reserved for future issuance under our stock option plans and ESPP.

Index

On January 1, 2006, the Company adopted the provisions of SFAS 123R, “Shared-Based Payment” (SFAS 123R), requiring it to recognize expense related to the fair value of our stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognized compensation expense for stock option awards on a straight line vesting basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations (in thousands):

	Three months ended
	March 31,	March 31,
	2007	2006
Cost of sales	$1	$11
Research and development	27	54
Selling, general and administrative	85	166
Stock-based compensation expense before income taxes	113	231
Income tax benefit	-	-
Total stock-based compensation expense after income taxes
	$113	$231

There were no cash proceeds from the exercise of stock options for the three months ended March 31, 2007, and March 31, 2006. No income tax benefit was realized from stock option exercises during the three months ended March 31, 2007, and March 31, 2006. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2007, and March 31, 2006, respectively:

	Three months ended
	March 31,	March 31,
	2007	2006
Expected life (in years)	6.0	1.9
Interest value	4.71%	4.63%
Volatility	80%	109%
Dividend	-	-
Weighted-average fair value at grant date	$0.33	$0.36

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award was based on the U.S. Treasury yield in effect at the time of grant.

Index

Stock option activity for the three months ended March 31, 2007, was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	5,837	$1.28
Grants	1,332	0.47
Exercises	-	-
Forfeitures or expirations	91	4.66
Outstanding at March 31, 2007	7,078	$1.08	7.74	$517
Exercisable at March 31, 2007	3,470	$1.55	6.34	$155

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Southwall’s closing stock price on the last trading day of its first quarter of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of Southwall’s stock. Total intrinsic value of options exercised is zero for the three months ended March 31, 2007. Total fair value of options granted is $444 for the three months ended March 31, 2007.

As of March 31, 2007, $599 of total unrecognized compensation cost related to stock options, net of forfeitures, was expected to be recognized over a weighted-average period of 1.64 years.

Note 7--Restructuring:

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

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activities as well as activity during the three-month periods ended March 31, 2007 and March 31, 2006 (in thousands):

	Restructuring		Restructuring
	Plan 2006		Plan 2002
	Severance and Benefits	Facilities Related and Other	Facilities Related	Total

Balance at January 1, 2006	$-	$-	$199	$199
Provisions	375	77	-	452
Adjustment to reserve	-	-	-	-
Cash payments	(11)	(20)	-	(31)
Balance at March 31, 2006	$364	$57	$199	$620

Index

	Severance and Benefits	Facilities Related and Other	Facilities Related	Total

Balance at January 1, 2007	$19	$9	$93	$121
Provisions	-	-	-	-
Adjustment to reserve	-	(2)	-	(2)
Cash payments	-	(7)	-	(7)
Balance at March 31, 2007	$19	$0	$93	$112

At March 31, 2007, $112 was included in other accrued liabilities on the condensed consolidated balance sheet.

Note 8--Guarantees:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The activity in the reserve for sales returns and warranties account during the three-month periods ended March 31, 2007 and March 31, 2006 was as follows
(in thousands):

	Balance at			Balance at
	December 31,			March 31,
	2005	Provision	Utilized	2006
Accrued sales returns and warranty	$1,556	$(86)	$(166)	$1,304

	Balance at			Balance at
	December 31,			March 31,
	2006	Provision	Utilized	2007
Accrued sales returns and warranty	$1,415	$(305)	$(262)	$848

These amounts are included in other accrued liabilities in the condensed consolidated balance sheets.

Note 9 – Comprehensive Income (Loss):

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

The total comprehensive income (loss) for the three-month period ended March 31, 2007 and March 31, 2006 was as follows (in thousands):

	March 31,	March 31,
	2007	2006
Foreign Currency Translation Adjustment	$17	$324
Net Income (Loss)	232	(1,327)
Other Comprehensive Income (Loss)	$249	$(1,003)

The components of accumulated other comprehensive income was as follows at March 31, 2007 (in thousands):

Accumulated Other Comprehensive Income at December 31, 2006	$3,696
Foreign Currency Translation Adjustment	17
Accumulated Other Comprehensive Income at March 31, 2007	$3,713

Note 10 – Recent Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. We adopted FIN 48 on January 1, 2007. The impact of FIN 48 did not have a material effect on our financial statements.

Index

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

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatement and the potential under current practice for the build up of  improper amounts on the balance sheet. The adoption of SAB 108 did not have a significant impact on our position and results of operations in the first quarter of 2007.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 159 will have on our financial positions and results of operations.

In addition, the Company is reviewing the Emerging Issues Task Force 06-03 (“EITF 06-03”) issued in June 2006, effective to financial reporting for interim and annual reporting periods beginning after December 15, 2006. This EITF applies to taxes assessed by various governmental authorities on many different types of transactions. These taxes range from sales taxes that are applied to a broad class of transactions involving a wide range of goods and services to excise taxes that are applied only to specific types of transactions or items. We are currently evaluating the effect that the adoption of EITF 06-3 will have on our financial position and results of operations.

Index

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors”, set forth in Item 1A, and in our Annual Report on Form 10-K for the year ended December 31, 2006. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

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

Restructuring and financing activities. As a consequence of the decline in our revenues and negative cash flows in 2003, we implemented several cost cutting and business restructuring activities during 2003 and 2004. These activities, which included employee layoffs and the closure of several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. During the fourth quarter of 2003 and the first quarter of 2004, we agreed to new payment terms with all of our major creditors and vendors, which extended or reduced our payment obligations. We also issued $4.5 million of convertible promissory notes and warrants to investors. The convertible promissory notes were converted to Series A preferred shares and the warrants were exercised for shares of common stock in the fourth quarter of 2004. On January 19, 2006, we commenced restructuring actions to improve our cost structure for 2006 and beyond. These actions include the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. Also during the first half of 2006, we transferred our U.S manufacturing operations to the European site located near Dresden, Germany. As a result of these actions, we incurred a restructuring charge of $0.9 million in 2006 relating to employee severance packages, and related charges (see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements—Restructuring).

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

Our three largest customers in the automotive glass and window film markets include Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 60%, 45% and 54% of our total revenues during the first three months of 2007, 2006 and 2005, respectively.

Under our agreement with Globamatrix, as amended, Globamatrix agreed to a 2004 minimum purchase commitment of $9.0 million of product. For each year after 2004 through and including 2011, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix is obligated to purchase $12.0 million of products in 2007. During the first quarter of 2007, Globamatrix purchased approximately $4.9 million of product.

Index

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. From 2002 to 2006, our sales returns provision has averaged between 1.7% and 4.5% of gross revenues. During 2006, our sales returns provision averaged approximately 1.7% of our gross revenues. During the first three months of 2007, our sales returns provision averaged approximately 2.5% of our gross revenues due to fewer quality claims received during the period.

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

We believe there have been no significant changes during the first three months of fiscal 2007 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K.

Three Months Ended March 31, 2007 compared with Three Months Ended March 31, 2006

Results of Operations

Net revenues. Our net revenues for the three months ended March 31, 2007 and March 31, 2006 were $10.5 million and $10.0 million, respectively. The increase in revenues was primarily due to higher revenues in the automotive and architectural markets which were partially offset by decrease in revenues in electronic display and window film markets.

Our net revenues in the window film market decreased by $0.5 million, or 14%, from $3.4 million in the first quarter of 2006 to $3.0 million in the same period in 2007. The decrease was primarily due to the transition of our manufacturing operations from Palo Alto to Germany which we successfully completed in Q3 2006. This resulted in supply chain issues and we were not able to completely fulfill the customer demands.

Our net revenues in the electronic display market decreased by $0.4 million, or 16%, from $2.5 million in the first quarter of 2006 to $2.1 million in the same period of 2007. The decrease was due to lower sales of both the TCP and Silver reflective films as a result of increased competition and pricing pressure in the markets served.

Our net revenues in the automotive market increased by $1.0 million, or 34%, from $2.9 million in the first quarter of 2006 to $3.9 million in the same period of 2007. The increase was due to increased demand from our OEM customers.

Index

Our net revenues in the architectural market increased by $0.3 million, or 25%, from $1.2 million in the first quarter of 2006 to $1.5 million in the same period of 2007. The increase was due to strengthening of the market demand for these products.

Cost of revenues. Cost of revenues consists of materials and subcontractor services, labor and manufacturing overhead. Cost of revenues was $6.1 million in the first quarter of 2007 compared to $6.4 million in the same period of 2006.  The decrease in cost of revenues was primarily due to transfer of production to our lower cost German manufacturing facility, and improved yields for the products. The cost of revenues decreased from 63% of net revenues in the first quarter of 2006 to 58% of net revenues in the same period in 2007.

Gross profit and gross margin. Our gross profit increased $0.7 million from $3.7 million in the first quarter of 2006 to $4.4 million in the same period of 2007. As a percentage of sales, gross profit increased from 37% in the first quarter of 2006 to 42% in the same period in 2007 due to lower overall manufacturing costs as detailed above.

Operating expenses

Research and development. Research and development expenses decreased $0.3 million from $1.7 million in the first quarter of 2006 to $1.4 million in the same period of 2007. The decrease in research and development expenses was due primarily to decrease in labor and employee benefits costs, stock based compensation expense, travel, consulting and occupancy costs.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. There was no significant change in selling, general and administrative expenses from the first quarter of 2006 to the same period in 2007.

Restructuring. In 2006, we recorded a charge to operating expenses of $0.9 million as a result of further reductions in workforce at our Palo Alto manufacturing facility and the relocation of the company’s headquarters office to Fabian way, Palo Alto, California. There was no such restructuring charge in the first quarter of 2007.

Income (loss) from operations.  Income from operations increased $1.5 million from a loss of $1.0 million in the first quarter of 2006 to an income of $0.5 million in the same period of 2007.  The increase was primarily due to an increase in revenue, decrease in cost of revenues, decrease in research and development costs, decrease in stock based employee compensation expense, and no restructuring charge in the first quarter of 2007.

Interest expense, net. Interest expense, net, decreased $0.1 million from $0.2 million in the first quarter of 2006 to $0.1 million in the same period of 2007. The decrease in interest expense was primarily attributable to less outstanding debt during the first quarter of 2007 compared to the same period in 2006.

Other income, net. Other income, net, primarily reflects foreign exchange transaction gains and losses since some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.  In the first quarter of 2006, other income, net, also included a refund of $0.1 million for energy and waste water rebate received at SEG. Other income, net, was minimal in the same period in 2007.

Income (loss) before provision for income taxes. We recorded a pre-tax income of $0.4 million in the first quarter of 2007 and a pre-tax loss of $1.0 million in the first quarter of 2006. The increase of $1.4 million was primarily due to an increase in revenue, decrease in research and development costs, decrease in stock based employee compensation expense and no restructuring charges in the first quarter of 2007.

Index

Provision for income taxes. The decrease in the provision for income taxes in the first quarter of 2007 compared to the same period in 2006 is due to lower taxable income in 2007 at our German subsidiary, Southwall Europe GmBH, or SEG. In 2006 we included an accrual of $132,000 for taxes relating to the income tax audit for years 1999 to 2002 at SEG.

Net income (loss). In the first quarters of 2007 and 2006, we recorded a net income of $0.2 million and a net loss of $1.3 million, respectively. The increase of $1.5 million was primarily due to an increase in revenue, decrease in research and development costs, decrease in stock based employee compensation expense, no restructuring charges and lower income tax provision in the first quarter of 2007.

Deemed dividend on preferred stock. We accrued $0.1 million of deemed dividend on preferred stock in the first quarter of 2007 and the first quarter of 2006. The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A preferred stock accrues cumulative dividends at the rate of 10% per annum.

Liquidity and capital resources.

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents decreased $2.1 million from $5.5 million at December 31, 2006 to $3.4 million at March 31, 2007. Cash used in operating activities of $1.5 million for the first three months of 2007 was primarily the result of an increase in accounts receivable of $1.9 million due to increase in revenue in the first quarter of 2007, which are not due for collection until the second quarter of 2007, increase in inventories of $0.1 million, decrease in deferred revenue of $0.1 million, decrease in accounts payable and accrued liabilities of $0.4 million and partially offset by net income of $0.2 million, non-cash depreciation of $0.7 million and stock compensation of $0.1 million. Cash used in operating activities for the first quarter of 2006 of $1.0 million was primarily the result of net loss of $1.3 million, increase in inventories of $1.4 million, decrease in accrued liabilities of $1.2 million due to a deferred rent payment and partially offset by non-cash depreciation of $0.5 million, stock compensation of $0.2 million, decreases in accounts receivable of $0.5 million, increase in accrued restructuring of $0.4 million and an increase in accounts payable and accrued liabilities of $1.1 million.

Cash used in investing activities for the first three months of 2007 was $0.3 million and was the result of capital expenditures. Cash used in investing activities for the three months of 2006 of $0.2 million was primarily the result of capital expenditures.

Cash used in financing activities for the first three months of 2007 was $0.3 million and was primarily the result of payments of $0.3 million on our borrowings. Cash used in financing activities for the three months of 2006 of $0.4 million was the result of payments on our borrowings.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of March 31, 2007, we had received 5.0 million Euros or $5.0 million at historical exchange rate of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets in our Dresden manufacturing facility. As of March 31, 2007, we had a balance remaining from the government grants of $0.2 million, which has been recorded as an advance and held as restricted cash until we receive approval from the Saxony government to apply the funds to reduce our capital expenditures. If we fail to meet certain requirements in connection with these grants, the Saxony government has the right to demand repayment of the grants. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. Generally, we are not eligible to seek investment grants and allowances in the aggregate for any year in excess of 33% of our eligible capital expenditures in Germany for that year. The measurement dates of these requirements was June 30, 2006. We believe we met the requirements at June 30, 2006. In addition, we are in discussions with the Saxony government with regard to $0.2 million unused grants that we have previously received and currently hold as restricted cash. We expect to close these grants in the second quarter of 2007. However, we cannot guarantee that we will be eligible for or will receive additional grants in the future from the Saxony government.

Index

Borrowing arrangements

On March 29, 2007, we entered into a new Credit Agreement (“Credit Agreement”) with Bridge Bank, N.A. (“Bank”), replacing our credit agreement with Wells Fargo HSBC Trade Bank, N.A. The Credit Agreement provides for two facilities. The first facility is a revolving line of credit for the lesser of $3 million or the face value of the letter of credit used to support the facility. The Proceeds of the facility will be used to pay off Wells Fargo HSBC Trade Bank. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% and are collateralized by a $3 million standby letter of credit from Needham & Company (“Needham”). At December 31, 2006, Needham and its affiliates owned 41.7% of our outstanding common stock and series A 10% Cumulative Convertible Preferred Stock convertible into another 5% of our outstanding common stock. If the letter of credit being provided by Needham is not released by August 1, 2007, Needham will begin receiving from us quarterly interest payments on the $3 million supporting the letter of credit at the rate of 12.8% per annum.

The second facility is a $3 million revolving line of credit line under which we may, from time to time, borrow up to 80% of eligible accounts receivables (net of pre-paid deposits, pre-billed invoices, deferred revenue, offsets, contras related to each specific account debtor and other requirements in the lender’s discretion). Amounts borrowed under the second facility bear interest at the prime plus 1.75% annualized on the average daily finance amount outstanding. The second facility also provides for a $2 million letter of credit subfacility. All borrowings under the facilities will be collateralized by all our assets and are subject to certain covenants. These covenants include that while the second facility is outstanding (a) we will maintain a minimum current ratio of 1.00 to 1.00 for the months through May 31, 2007 (thereafter, starting with month ending June 30, 2007, we need to maintain a current ratio of 1.25 to 1.00 on a monthly basis); and (b) our quarterly net loss to shareholders (including deemed dividend) will not exceed $0.4 million for any quarter after September 30, 2007.

The terms of the Credit Agreement, among other things, limit our ability to (i) incur, assume or guarantee additional indebtedness (other than pursuant to the Credit Agreement), (ii) incur liens upon the collateral pledged to the bank, and (iii) merge, consolidate, sell or otherwise dispose of substantially all or a substantial or material portion of our assets.

The Credit Agreement provides for events of default, which include, among others, (a) nonpayment of amounts when due (with no grace periods), (b) the breach of our representations or covenants or other agreements in the Credit Agreement or related documents, (c) defaults or accelerations of our other indebtedness, (d) a failure to pay certain judgements, (e) the occurrence of any event or condition that the Bank believes impairs or is substantially likely to impair the prospects of payment or performance by us, and (f) certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.

Index

The maturity date of the facilities is March 28, 2008.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement and the transactions contemplated thereby or a complete explanation of the material terms thereof.

Capital expenditures

We expect to spend approximately $1.8 million in 2007 on upgrades and refurbishment of our production machines and research and development tools. We spent approximately $0.3 million in capital expenditures during the first three months of 2007.

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, line of credit, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at March 31, 2007 (in thousands):

		Less			Greater
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Term debt (1)	$9,451	$1,068	$4,638	$1,248	$2,497
Line of credit (1)	3,000	3,000	--	--	--
Operating leases (2)	2,049	621	838	590	--
Total contractual cash obligations	$14,500	$4,689	$5,476	$1,838	$2,497

(1)	Represents loan agreements with Portfolio Financing Servicing Company, Bridge Bank and several German banks.

(2)	Represents the remaining rents owed on a building we rent in Palo Alto and Mountain View, California.

On June 13, 2006, we signed a sublease agreement with Maxspeed to sublease 3782-3788 Fabian Way, Palo Alto, California 94303. The term of this sublease commenced on June 16, 2006 and will continue until December 31, 2008, with monthly rent payments of $18,000 through May 31, 2008, and $19,000 through December 31, 2008

On June 21, 2006, we amended our lease with Richard Christina to extend our original lease through June 30, 2011 for the facilities at 3780 Fabian Way, Palo Alto, California 94303. Also, on June 21, 2006, we entered into a lease agreement with Richard Christina to lease 3782-3788 Fabian Way, Palo Alto, California. The term of this lease extend the rental term for all premises (3780 and 3782-3788 Fabian Way, Palo Alto, California) to June 30, 2011 at a base rent of $38,000 per month. On January 1, 2010 and 2011, the base rent shall increase by 3%.

Index

Item 3--Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to prime rate minus 1.75% (which was 6.50% at March 31, 2007) and is calculated based on amounts borrowed under the facility. In addition, the interest rate on one of our German loans has been reset to the prevailing market rate of 5.75% and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would have had an immaterial effect on our interest expense for the first three months of 2007.

Investment risk: We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest expense in the first three months of 2007.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 77% of our total sales in the first three months of 2007. Approximately 44% of our international revenues were denominated in Euros relating to sales from our Dresden operation in the first quarter of 2007. The other 56% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $0.6 million on net revenues for the first three months of 2007 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been immaterial.

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

You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under "Risk Factors" and under “Risk Factors” in our 2006 Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe the expectations reflected in our forward-looking statements are reasonable as of the date they are being made, we cannot guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we, nor any other person, assume responsibility for the future accuracy and completeness of these forward-looking statements.

Index

 Item 4T--Controls and Procedures

(a)
Evaluation and Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and vice president of finance, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2007.  Based on this evaluation, our chief executive officer and vice president of finance concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and vice president of finance, as appropriate to allow timely decisions regarding required disclosure.

(b)
Report on Internal Control Over Financial Reporting. We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting and in our Annual Report on Form 10-K beginning with the filing for our fiscal year ending December 31, 2007.

(c)
Changes in Internal Controls.  There were no changes during the first three months of 2007 in our internal controls over financial reporting that have materially effected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Index

PART II--OTHER INFORMATION

Item 1--Legal Proceedings

Not applicable.

Item 1A—Risk Factors

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10K for the year ended December 31, 2006 and filed with the SEC on April 2, 2007.

Financial Risks

Our working capital position, financial commitments and historical performance may raise doubt about our ability to have positive earnings in the future.

We incurred net losses in 2006, 2004 and 2003 and negative cash flows from operations in the first quarter of 2007 and in 2003. These factors together with our working capital position and our significant debt service and other contractual obligations at December 31, 2006 and March 31, 2007, may raise doubt about our ability to restore profitable operations, generate cash flow from operating activities and obtain additional financing. These and other factors related to our business during recent years, our past failure to comply with covenants in our financing agreements and our voluntary delisting from NASDAQ in March 2004 may make it difficult for us to secure the required additional borrowings on favorable terms or at all. We intend to seek additional borrowings or alternative sources of financing; however, difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures and ability to comply with the terms of government grants.

Covenants or defaults under our credit and other loan agreements may prevent us from borrowing or force us to curtail our operations.

As of March 31, 2007, we had total outstanding obligations under our credit and other loan agreements of $12.5 million. Our inability to make timely payments of interest or principal under these facilities could materially adversely affect our ability to borrow money under existing credit facilities, to secure additional borrowings or to function as a going concern. Our current credit facilities contain financial covenants that require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity.  The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity.

We expect to be subject to increased foreign currency risk in our international operations.

In 2004, 2005, 2006 and during the first quarter of 2007, approximately 31%, 32%, 30% and 41% of our revenues, respectively, were denominated in euros, primarily related to sales from our Dresden operation, including sales to one of our largest customers, a European automotive glass manufacturer. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, primarily Japanese Yen.

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

Our ten largest customers accounted for approximately 83%, 77%, 81% and 79% of net revenues during the first quarter 2007 and in 2006, 2005 and 2004, respectively. We expect to continue to derive a significant portion of our net sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology—direct-to-glass sputtering—as an alternative to our window films, which in 2003 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

Fluctuations or slowdowns in the overall electronic display industry have and may continue to adversely affect our revenues.

Our business depends largely on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products.  In addition, the continuing cost-down pressure in the Display markets particularly in PDPs limits the applications for our film-based filters due to increased competition, and we expect this trend to continue. We are also dependent on our marketing partner to successfully promote film-based filters.

Our business is susceptible to numerous risks associated with international operations.

Revenues from international sales amounted to approximately 77%, 68%, 74% and 79% of our net revenues during the first quarter of 2007 and in 2006, 2005 and 2004, respectively. The distance between our two manufacturing sites creates logistical and communications challenges. In addition, to achieve acceptance in international markets, our products must be modified to handle a variety of factors specific to each international market as well as local regulations. We may also be subject to a number of other risks associated with international business activities. These risks include:

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws and regulatory requirements;
•	potentially adverse tax consequences; and
•	global economic turbulence and political instability.

Item 2-- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Index

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

Dated: May 11, 2007
Southwall Technologies Inc.

	By:	/s/ Dr. Eugene Goodson
Dr. Eugene Goodson
President and Chief Executive Officer

	By:	/s/ Sylvia Kamenski
Sylvia Kamenski
Vice President of Finance