Form 10-Q
period 2007-06-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2007-08-10
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

As of August 7, 2007, there were 27,819,622 shares of the registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,937	$5,524
Restricted cash	625	209
Accounts receivable, net of allowance for doubtful accounts of $103 at June 30, 2007 and $102 at December 31, 2006	6,529	3,608
Inventories, net	6,107	5,598
Other current assets	809	1,064
Total current assets	17,007	16,003

Property, plant and equipment, net	16,720	17,232
Restricted cash loans	1,139	1,111
Other assets	1,321	1,155
Total assets	$36,187	$35,501

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt	$1,079	$1,059
Line of credit	3,000	2,996
Accounts payable	1,426	955
Accrued compensation	629	859
Government grants advanced	223	-
Other accrued liabilities	6,095	6,448
Total current liabilities	12,452	12,317

Term debt	8,214	8,568
Government grants advanced	-	220
Other long term liabilities	2,581	2,550
Total liabilities	23,247	23,655

Commitments and contingencies (Note 5)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at June 30, 2007 and December 31, 2006, respectively (Liquidation preference: $6,032 and $5,788 at June 30, 2007 and December 31, 2006, respectively)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 27,513 shares and 27,139 shares outstanding at June 30, 2007 and December 31, 2006, respectively	28	27
Capital in excess of par value	78,378	78,081
Accumulated other comprehensive income:
Accumulated translation adjustment	3,798	3,696
Accumulated deficit	(74,074)	(74,768)
Total stockholders’ equity	8,130	7,036

Total liabilities, preferred stock and stockholders’ equity	$36,187	$35,501

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net revenues	$9,250	$11,337	$19,756	$21,371
Cost of revenues	6,507	7,268	12,603	13,634

Gross profit	2,743	4,069	7,153	7,737

Operating expenses:
Research and development	870	2,071	2,239	3,717
Selling, general and administrative	2,282	2,525	4,810	5,087
Impairment charge (recoveries) for long-lived assets	-	208	(8)	208
Restructuring charges	-	259	-	711

Total operating expenses	3,152	5,063	7,041	9,723

Income (loss) from operations	(409)	(994)	112	(1,986)

Interest expense, net	(167)	(189)	(280)	(381)
Other income, net	1,043	29	1,048	179

Income (loss) before provision for income taxes	467	(1,154)	880	(2,188)

Provision for income taxes	5	233	186	526

Net income (loss)	462	(1,387)	694	(2,714)

Deemed dividend on preferred stock	122	122	244	244

Net income (loss) attributable to common stockholders	$340	$(1,509)	$450	$(2,958)

Net income (loss) per share:

Basic	$0.01	$(0.06)	$0.02	$(0.11)
Diluted	$0.01	$(0.06)	$0.02	$(0.11)

Shares used in computing net income (loss) per share:
Basic	27,513	26,939	27,327	26,882
Diluted	28,498	26,939	28,033	26,882

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$694	$(2,714)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income tax	(66)	61
Impairment charge (recoveries) from long-lived assets	(8)	208
Depreciation and amortization	1,370	1,124
Stock compensation	185	372
Change in assets and liabilities:
Deferred revenues	(198)	(16)
Accounts receivable, net	(2,874)	859
Inventories, net	(509)	812
Other current and non current assets	142	80
Accrued restructuring	(60)	83
Accrued liabilities—deferred rent	-	(1,192)
Accounts payable and accrued liabilities	(56)	(958)

Net cash used in operating activities	(1,380)	(1,281)

Cash flows from investing activities:
Restricted cash	(406)	53
Proceeds from sale of property, plant and equipment	8	97
Expenditures for property, plant and equipment	(438)	(644)

Net cash used in investing activities	(836)	(494)

Cash flows from financing activities:
Proceeds from exercise of stock options	357	32
Repayments of notes payable	(539)	(697)
Payments on line of credit	(2,996)	-
Borrowings on line of credit	3,000	-
Investment credit in Germany	(3)	(84)

Net cash used in financing activities	(181)	(749)

Effect of foreign exchange rate changes on cash	(190)	135

Net decrease in cash and cash equivalents	(2,587)	(2,389)
Cash and cash equivalents, beginning of period	5,524	6,600

Cash and cash equivalents, end of period	$2,937	$4,211

Supplemental cash flow disclosures:
Interest paid	$375	$507
Income taxes paid	$186	$527

Supplemental schedule of non-cash investing and financing activities:
Dividends accrued	$244	$244

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

Note 2—Inventories, Net:

Inventories are stated at the lower of cost (determined by the average method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of revenues. At June 30, 2007 and December 31, 2006, inventories consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$3,001	$3,850
Work-in-process	1,486	221
Finished goods	1,620	1,527
	$6,107	$5,598

Note 3--Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive common shares potentially outstanding during the period, including stock options, warrants to purchase common stock and convertible preferred stock. The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. The company also excludes preferred shares convertible into common stock from the computation of diluted weighted average shares outstanding per SFAS 128.

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. For the second quarter of 2007, a net income period, there were 5,250 options outstanding of which 2,282 were excluded from the net income per share calculation as they were anti-dilutive because the option prices were higher than the average market value during the three-month period ended June 30, 2007.

Index

The company had accrued a deemed dividend on preferred stock of $122 thousand and $244 thousand for the three and six-month periods ended June 30, 2007 and June 30, 2006, respectively. Per SFAS 128, the dilutive effect of convertible securities shall be reflected in diluted EPS by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator. Tables summarizing net income (loss) attributable to common stockholders, for diluted net income (loss) per share, and shares outstanding are shown below (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net income (loss) attributable to common stockholders-basic	$340	$(1,509)	$450	$(2,958)
Add: Deemed dividend on preferred stock	122	122	244	244
Net income (loss) attributable to common stockholders-diluted	$462	$(1,387)	$694	$(2,714)

Weighted average common shares outstanding-basic	27,513	26,939	27,327	26,882
Dilutive effect of warrants	985	-	706	-
Dilutive effect of performance shares	-	-	-	-
Dilutive effect of Series A preferred shares	-	-	-	-
Dilutive effect of stock options	-	-	-	-
Weighted average common shares outstanding - diluted	28,498	26,939	28,033	26,882

Note 4 - Segment Reporting:

Southwall operates in one segment.

The total net revenues for the automotive glass, electronic display, window film and architectural product lines for the three and six-month periods ended June 30, 2007 and June 30, 2006 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Automotive glass	$3,532	$3,828	$7,399	$6,707
Electronic display	442	3,270	2,551	5,761
Window film	3,600	3,004	6,593	6,456
Architectural	1,676	1,235	3,213	2,447
Total net revenues	$9,250	$11,337	$19,756	$21,371

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three and six-month periods ended June 30, 2007 and June 30, 2006, respectively (in thousands):

Index

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
United States	$2,570	$3,532	$4,944	$7,179
Japan	486	3,201	2,558	5,309
France	1,079	1,286	2,163	1,428
Pacific Rim	2,253	1,786	4,874	4,701
Germany	893	1,166	1,963	1,945
Rest of the world	1,969	366	3,254	809
Total net revenues	$9,250	$11,337	$19,756	$21,371

Note 5--Commitments and Contingencies:

Commitments

On January 19, 2006, we commenced restructuring actions with the intention of improving our cost structure for 2006 and beyond. These actions have included the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site during the first half of 2006. We accrued $1.5 million in third quarter of 2006 as a leasehold asset retirement obligation in connection with this plan.

On February 19, 2004, the Company entered into the second amendment to the lease for one of its Palo Alto, California facilities. The amendment reflected a payment schedule for a rent deferral for this lease agreement. In January of 2006, the Company paid off approximately $1.2 million in deferred rent. As of June 30, 2007, there was no deferred rent outstanding.

Contingencies

The insurance carriers in some of the litigation related to alleged product failures and defects in window products manufactured by others in which the Company was a defendant in the past paid the defense and settlement costs related to such litigation. Those insurance carriers reserved their rights to recover a portion or all of such payments from the Company. As a result, those insurance carriers could seek from us up to an aggregate of $12.9 million plus defense costs, although any such recovery would be restricted to claims that were not covered by the Company’s insurance policies.  In the case where the insurance carriers might seek reimbursement, the Company would vigorously defend any attempts by these insurance carriers to seek reimbursement. The Company is not able to estimate the likelihood that these insurance carriers will seek to recover any such payments, the amount, if any, they might seek, or the outcome of such attempts.

In addition, the Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

Note 6--Stock-Based Compensation:

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 1997 Stock Incentive Plan and the 1998 Stock Option Plan for employees, board members and consultants. The Board of Directors adopted the 1998 Stock Option Plans on August 6, 1998. The Compensation Committee of the Board of Directors administers the plans and agreements. The exercise price of options granted under the 1997 and 1998 plans must be at least 85% of the fair market value of the stock at the date of grant. Options granted under the 1998 plan prior to October 2004 generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or three months after the optionee terminates his relationship with the Company. Options granted under the 1997 plan prior to October 2004 generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or eighteen months after the optionee terminates his relationship with the Company. In October 2004, the board of directors changed the vesting. Grants from and after October 2004 under both plans vest at a rate of 25% after six months and then evenly monthly thereafter for the remaining 42 months. In March 1997 the Company adopted the 1997 Employee Stock Purchase Plan (“ESPP”) under the terms of the ESPP, employees, subject to certain limitations, may purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period, or the last day of the purchase period. As of June 30, 2007, the Company had approximately 10,103 shares of common stock reserved for future issuance under these stock option plans. On May 24, 2007 the Company’s Shareholders approved the Company’s 2007 Long Term Incentive Plan which authorizes the granting of up to 10 million shares of Common Stock.

Index

On January 1, 2006, the Company adopted the provisions of SFAS 123R, “Shared-Based Payment” (SFAS 123R), requiring it to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six-month periods ended June 30, 2007 and June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognized compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Cost of sales	$1	$-	$2	$11
Research and development	18	34	45	88
Selling, general and administrative	53	78	138	240
Stock-based compensation expense before income taxes	72	112	185	339
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$72	$112	$185	$339

There were $357 thousand and $32 thousand cash proceeds from the exercise of stock options for the six-month period ended June 30, 2007 and June 30, 2006. No income tax benefit was realized from stock option exercises during the six-month periods ended June 30, 2007, and June 30, 2006. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six-month periods ended June 30, 2007, and June 30, 2006, respectively:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Expected life (in years)	-	2.58	6.00	2.40
Risk-free interest rate	-	4.98%	4.71%	4.88%
Volatility	-	109%	80%	109%
Dividend	-	-	-	-
Weighted-average fair value at grant date	$-	$0.44	$0.33	$0.42

Index

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

Stock option activity for the six months ended June 30, 2007 was as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	5,837	$1.28
Grants	1,333	0.47
Exercises	(678)	0.53
Forfeitures or expirations	(1,242)	1.47
Outstanding at June 30, 2007	5,250	$1.13	7.38	$1,865
Vested and expected to vest at June 30, 2007	4,579	$1.21	7.11	$1,495
Exercisable at June 30, 2007	3,050	$1.52	6.24	$724

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Southwall’s closing stock price on the last trading day of its second quarter of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of Southwall’s stock. Total intrinsic value of options exercised was immaterial for the three and six-month periods ended June 30, 2007. Total fair value of options granted is $0.0 million and $0.4 million for the three and six-month periods ended June 30, 2007, respectively.

As of June 30, 2007, $0.9 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of approximately 1.63 years.

Note 7 - Restructuring:

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

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activities as well as activity during the six month periods ended June 30, 2007 and June 30, 2006 (in thousands):

	Restructuring		Restructuring
	Plan 2006		Plan 2002
	Severance	Facilities
	and	Related	Facilities
	Benefits	and Other	Related	Total

Balance at December 31, 2005	$-	$-	$199	$199
Provisions	375	359	-	734
Adjustment to reserve	-	(23)	-	(23)
Cash payments	(314)	(262)	(53)	(629)
Balance at June 30, 2006	$61	$74	$146	$281

Index

	Severance	Facilities
	and	Related	Facilities
	Benefits	and Other	Related	Total

Balance at December 31, 2006	$19	$9	$93	$121
Provisions	-	-	-	-
Adjustment to reserve	-	(2)	-	(2)
Cash payments	-	(7)	(52)	(59)
Balance at June 30, 2007	$19	$0	$41	$60

At June 30, 2007, $0.06 million was included in other accrued liabilities in the condensed consolidated balance sheet.

Note 8 - Guarantees:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The activity in the reserve for sales returns and warranties account during the six month periods ended June 30, 2007 and June 30, 2006 was as follows (in thousands):

	Balance at December 31, 2005	Provision	Utilized	Balance at June 30, 2006
Accrued sales returns and warranty	$1,556	$(68)	$(333)	$1,155

	Balance at December 31, 2006	Provision	Utilized	Balance at June 30, 2007
Accrued sales returns and warranty	$1,415	$844	$(1,349)	$910

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

The components of comprehensive income (loss) for the three and six-month periods ended June 30, 2007 and June 30, 2006 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Foreign Currency Translation Adjustment	$85	$521	$102	$845
Net Income (Loss)	462	(1,387)	694	(2,714)
Other Comprehensive Income (Loss)	$547	$(866)	$796	$(1,869)

Index

The components of accumulated other comprehensive income were as follows at June 30, 2007 (in thousands):

Accumulated Other Comprehensive Income at December 31, 2006	$3,696
Foreign Currency Translation Adjustment	102
Accumulated Other Comprehensive Income at June 30, 2007	$3,798

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

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatement and the potential under current practice for the build up of  improper amounts on the balance sheet. The adoption of SAB 108 did not have a significant impact on our position and results of operations in the second quarter of 2007.

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

Index

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors”, set forth in Part I, Item 1A, and in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

Forward Looking Statements

Certain statements contained in this section, in quantitative and Qualitative Disclosure About Market Risk and elsewhere in this report are intended to be covered by the Safe Harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. This Quarterly Report contains forward-looking statements, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as but not limited to "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include statements relating to:

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

You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under "Risk Factors" and under “Risk Factors” in our 2006 Form 10-K and in our Form 10-Q for the first quarter of 2007. These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe the expectations reflected in our forward-looking statements are reasonable as of the date they are being made, we cannot guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we, nor any other person, assume responsibility for the future accuracy and completeness of these forward-looking statements.

Index

Overview

We are a global developer, manufacturer and marketer of thin film coatings on flexible substrates for the automotive glass, electronic display, architectural glass and window film markets. We have developed a variety of products that control sunlight in automotive glass, reduce light reflection, reduce electromagnetic radiation and improve image quality in electronic display products and conserve energy in architectural products. Our products consist of transparent solar-control films for automotive glass; transparent conductive films for use in touch screen, liquid crystal displays and plasma displays; energy control films for architectural glass; and various other coatings.

Restructuring and financing activities. As a consequence of the decline in our revenues and negative cash flows in 2003, we implemented several cost cutting and business restructuring activities during 2003 and 2004. These activities, which included employee layoffs and the closure of several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. During the fourth quarter of 2003 and the first quarter of 2004, we agreed to new payment terms with all of our major creditors and vendors, which extended or reduced our payment obligations. We also issued $4.5 million of convertible promissory notes and warrants to investors. The convertible promissory notes were converted to Series A preferred shares and the warrants were exercised for shares of common stock in the fourth quarter of 2004. In January 2006, we commenced further restructuring actions to improve our cost structure for 2006 and beyond. These actions included the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. Also during the first half of 2006, we transferred our U.S. manufacturing operations to the European site located near Dresden, Germany. As a result of these actions, we incurred a restructuring charge of $0.9 million in 2006 relating to employee severance packages and facility related charges (see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements—Restructuring).

Demand for our customers' products. We derive significant benefits from our relationships with a few large customers and suppliers. Our revenues and gross profit can increase or decrease rapidly, reflecting underlying demand for the products of one or a small number of our customers. We may also be unable to replace a customer when a relationship ends or demand for our product declines as a result of evolution of our customers' products.

Our three largest customers in the automotive glass and window film markets include Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 63%, 47% and 54% of our total revenues during the first six months of 2007, fiscal year 2006 and fiscal year 2005, respectively.

Under our agreement with Globamatrix, as amended, Globamatrix agreed to a 2004 minimum purchase commitment of $9.0 million of product. For each year after 2004 through and including 2011, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix is obligated to purchase $12.0 million of certain products in 2007. During the first six months of 2007, Globamatrix purchased approximately $6.9 million of these products.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims.  During the first six months of 2007, our sales returns provision has averaged approximately 4.6% of our gross revenues due to higher quality claims received during the period.   From 2002 to 2006, our sales returns provision has averaged approximately 1.7% to 4.5% of gross revenues.

Index

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events cannot be forecasted with certainty, and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to revenue recognition, allowance for doubtful accounts and sales returns, valuation of inventories, assessment of probability of the outcome of current litigation, restructuring costs, stock-based compensation expense, impairment charge for long-lived assets and accounting for income taxes. We believe the policies disclosed are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the first six months of fiscal 2007 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K, except as noted below.

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

Three Months Ended June 30, 2007 compared with Three Months Ended June 30, 2006

Results of Operations

Net revenues. Our net revenues for the second quarter ended June 30, 2007 and June 30, 2006 were $9.250 million and $11.337 million, respectively. The largest component of the revenue decline was reduced demand for our electronic display products and to a lesser degree our automotive glass products. Revenues increased from our window film and architectural products.

Our net revenues from our electronic display products decreased by $2.818 million, 86.4%, to $0.442 million  compared to $3.260 million for the second quarter ended June 30, 2007 and 2006 respectively.  This decrease was due to the decreased demand from our major display product customer as a result of price sensitivity in the electronic display industry.  Due to the competitive nature of pricing in this market, going forward we expect to see significantly decreased revenues from our electronic display product line compared to fiscal 2006.  In 2006 our electronic display business comprised approximately 25% of our total sales.

Our net revenues in the automotive market decreased by $.295 million, 7.7%, to $3.532 million compared to $3.827 million for the second quarter ended June 30, 2007 and 2006 respectively. The decrease was primarily due to a reduction in demand in 2007 as a result of the ongoing “de-contenting” (a change by auto manufacturers to make the parts in which our products are found optional features rather than standard features to control their costs) trend in the automotive industry, partially offset by increases from some of our Automotive Replacement Glass customers.

Index

Our net revenues in the window film product line increased by $0.596 million, 19.8%, to $3.600 million compared to $3.004 million in the second quarter ended June 30, 2007 and 2006 respectively.  This increase was primary due to an increased demand under the Globamatrix contract.

Our net revenues in architectural products increased by $0.441 million, 35.7%, to $1.676 million compared to $1.235 million for the second quarter ended June 30, 2007 and 2006 respectively.  This increase is due to strengthening demand for our solar control and insulting glass products worldwide.

Cost of revenues. Cost of revenues consists of materials and subcontractor services, labor and manufacturing overhead. Cost of revenues was $6.507 million in the second quarter ended June 30, 2007 compared to $7.268 million in the same period of 2006.  The decrease in cost of revenues was primarily due to lower revenues and transfer of production to our lower cost German manufacturing facility, and was partially offset by inventory reserves for the window film products.

Gross profit and gross margin. Our gross profit decreased $1.326 million to $2.743 million compared to $4.069 million for the second quarter ended June 30, 2007 and 2006 respectively.  As a percentage of sales, gross profit decreased to 29.7% compared to 35.9% for the second quarter ended June 30, 2007 and 2006 respectively. This was primarily due to the lower sales volumes and an increase in inventory reserves for the window film products as a result of a quality and yield issue at one of our subcontractors.

Operating expenses

Research and development. Research and development expenses decreased $1.201 million to $0.870 million compared to $2.071 million for the second quarter ended June 30, 2007 and 2006 respectively. The 58% decrease from year to year was due primarily to the timing of test runs in the second quarter of 2007 compared to the same period last year and the consumption of the associated materials.  Also the decrease is partially due to lower labor and employee benefit costs, due to a workforce reduction and the resignation of our Chief Technology Officer effective April 2, 2007.  We do not intend to replace this position in the near future as we believe our current R&D staff is sufficient for our R&D needs.  We expect expenditures relating to research and development for the remainder of 2007 to be slightly higher in the second half of 2007 as compared with the first half of 2007.  In the second quarter of 2007 we delivered the first order for a new class of window film, which we believe, will strengthen our window film line.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses decreased $0.243 million to $2.282 million compared to $2.525 million for the second quarter ended June 30, 2007 and 2006 respectively.  This decrease was primarily due to the transitioning of the Vice President of Business Development and our Managing Director of Southwall Europe to Sunfilm AG in April 2007, partially offset by the promotion of Dennis Capovilla to President and Michael Vargas to Vice President of Administration & HR.

Impairment charge (recoveries) for long-lived assets. In the second quarter of 2006, we ceased manufacturing in Palo Alto. As a result of this action, we recorded a $0.208 million impairment charge related to a production machine, which was decommissioned in the second quarter ended June 30, 2006. There was no such charge in the second quarter ended June 30, 2007.  In addition, in the second quarter ended June 30, 2006, we recorded the recovery of $0.1 million of previously recorded impairment charges related to impaired long-lived assets, which were sold in the second quarter of 2006. There were no such recoveries in the second quarter ended June 30, 2007.

Index

Restructuring. On January 19, 2006, we commenced restructuring actions to improve our cost structure. These actions include the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. As a result of these actions, we incurred additional restructuring charges of $0.259 million during the second quarter ended June 30, 2006, primarily relating to outside services to decommission our manufacturing equipment and scrapped production materials. There was no such restructuring charge in the second quarter ended June 30, 2007.

Income (loss) from operations.  Loss from operations improved $0.585 million to a loss of $0.409 million compared to a loss of $0.994 million for the second quarter ended June 30, 2007 and 2006 respectively.  This improvement was due to a decrease of total operating expenses attributable to a reduction of  $1.201 million in research and development expenses,  $0.259 million in restructuring charges, $0.208 million in impairment charges, and  $0.243 million in selling, general and administrative expenses, partially offset by a decline in revenue and the related margin decline.

Interest expense, net. There was no material change in interest expense from second quarter ended June 30, 2006 to the same period in 2007.

Other income, net.  Other income, net, includes the receipt of $1.500 million received for milestones met under a Technology Transfer and Service Agreement with Sunfilm AG.  This income was partially offset by a cancellation charge on a machinery order of $0.470 million.  The remaining other income  mainly reflects foreign exchange transaction gains and losses in the secondquarter of 2007 and 2006. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.  Other income increased $1.014 million to $1.043 million compared to $.029 million for the second quarter ended June 30, 2006 and 2007 respectively.

Income (loss) before provision for income taxes. We recorded pre-tax income of $0.467 million in the second quarter of 2007 compared to a pre-tax loss of $1.154 million for the second quarter ended June 30, 2006 respectively.  This increase was the result of other income of $1.043 million, a decrease in total operating expenses attributable to a reduction of $1.201 million in research and development expenses, $0.259 million in restructuring charges, $0.208 million in impairment charges, and a $0.243 million in selling, general and administrative expenses, partially offset by lower margin from reduced sales.

Provision for income taxes. The decrease in the provision for income taxes in the second quarter ended June 30, 2007  compared to the same period in 2006 is related to lower taxable income in 2007 in our foreign subsidiary, Southwall Europe GmbH, or SEG.  In addition, our foreign subsidiary completed an income tax audit for years 1999 to 2002 and incurred additional income tax expense of $0.1 million in the second quarter ended June 30, 2006.

Deemed dividend on preferred stock. We accrued $0.122 million of deemed dividend on preferred stock in each of the second quarters of 2007 and 2006.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A preferred stock accrues cumulative dividends at the rate of 10% per annum.

Six Months Ended June 30, 2007 compared with Six Months Ended June 30, 2006

Net revenues. Our net revenues for the six months ended June 30, 2007 and June 30, 2006 were $19.756 million and $21.371 million, respectively. The decline in revenues was the result of a decreased demand for our electronic display products, partially offset by an increase in revenue from our architectural products, automotive glass and window film product lines.

Index

Our net revenues from our electronic display products decreased by $3.210 million, 55.7%, to $2.551 million compared to $5.761 million for the six months ended June 30, 2007 and 2006 respectively.  This decrease was primarily due to the decreased demand from our major display product customer as a result of price sensitivity in the electronic display industry. Due to the competitive nature of pricing in this market, going forward we expect to see significantly decreased revenues from our electronic display product line compared to fiscal 2006.  In 2006 our electronic display business comprised approximately 25% of our total sales.

Our net revenues in the architectural product line increased by $0.766 million, 31.3%, to $3.213 million compared to $2.447 million for the six months ended June 30, 2007 and 2006 respectively.  This improvement is due to increased demand for Southwall's energy efficient building products.

Our net revenues in the automotive market increased by $0.692 million, 10.3%, to $7.399 million compared to $6.707 million for the six months ended June 30, 2007 and 2006 respectively. The increase was primarily due to additional revenue from some of our Automotive Replacement Glass customers partially offset by a reduction in demand in 2007 as a result of the ongoing “de-contenting” (a change by auto manufacturers to make the parts in which our products are found optional features rather than standard features to control their costs) trend in the automotive industry.

Our net revenues in the window film product line increased by $0.137 million, 2.1%, to $6.593 million compared to $6.456 million in the six months ended June 30, 2007 and 2006 respectively.  This increase was due to increased demand from Globamatrix.

Cost of revenues. Cost of revenues consists of materials and subcontractor services, labor and manufacturing overhead. Cost of revenues was $12.603 million in the six months ended June 30, 2007 compared to $13.634 million in the same period of 2006.  The decrease in cost of revenues was primarily due to lower revenues, and transfer of production to our lower cost German manufacturing facility, partially offset by inventory reserves for the window film products.

Gross profit and gross margin. Our gross profit decreased $0.584 million to $7.153 million compared to $7.737 million for the six months ended June 30, 2007 and 2006 respectively.  As a percentage of sales, gross profit was 36.2% for each of the six month periods ended June 30.  The decline in gross profit dollars is due to sales volume decline.

Operating expenses

Research and development. Research and development expenses decreased $1.478 million to $2.239 compared to $3.717 million for the six months ended June 30, 2007 and 2006 respectively. The 39.8% decrease from year to year was due primarily to the timing of test runs in  2007 compared to the same period last year  and the consumption of the associated materials.  Also the decrease is partially due to lower labor and employee benefits costs, due to a workforce  reduction and the resignation of our Chief Technology Officer effective April 2, 2007.  We expect expenditures relating to research and development for the remainder of 2007 to be slightly higher in the second half of 2007 as compared with the first half of 2007.  In the second quarter of 2007 we delivered the first order for a new class of window film, which we believe, will strengthen our window film line.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses decreased $0.277 to $4.810 million compared to $5.087 million for the six months ended June 30, 2007 and 2006 respectively. This decrease was primarily due to the transitioning of the Vice President of Business Development and our Managing Director of Southwall Europe to Sunfilm AG in April 2007,  partially offset by the promotion of Dennis Capovilla to President and Michael Vargas to Vice President of Administration & HR.

Index

Impairment charge (recoveries) for long-lived assets. In the second quarter of 2006, we ceased manufacturing in Palo Alto. As a result of this action, we recorded a $0.208 million impairment charge related to a production machine, which was decommissioned in the six months  ended June 30, 2006. There was no such charge in the six months ended June 30, 2007. In addition, in the six months ended June 30, 2006, we recorded the recovery of $0.1 million of previously recorded impairment charges related to impaired long-lived assets, which were sold in the six months ended June 30, 2006. There were no material  recoveries in the six months  ended June 30, 2007.

Restructuring. On January 19, 2006, we commenced restructuring actions to improve our cost structure. These actions include the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. As a result of these actions, we incurred additional restructuring charges of $0.711 million during the six months ended June 30, 2006 primarily relating to outside services to decommission our manufacturing equipment and scrapped production materials. There was no such restructuring charge in the second quarter ended June 30, 2007.

Income (loss) from operations.  Income from operations increased $2.098 million to $0.112 million compared to a loss of $1.986 million for the six months ended June 30, 2007 and 2006 respectively.  This improvement was due to a decrease of total operating expenses attributable to a reduction of $1.478 million in research and development expenses, $0.711 million in restructuring charges, $0.216 million in impairment charges, and a $0.277 million in selling, general and administrative expenses.

Interest expense, net. Interest expense decrease $0.101 million to $0.280 million from $0.381 million in the six months ended June 30, 2006 and  2007.  The difference was due to payments on outstanding debt.

Other income, net.  Other income, net, includes the receipt of $1.500 million received for milestones met under a Technology Transfer and Service Agreement with Sunfilm AG.  This income was partially offset by a cancellation charge of $0.470 million on a machinery order.  The balance reflects foreign exchange transaction gains and losses in the secondquarter of 2007 and 2006. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.  Other income increased $0.869 million to $1.048 million compared to $.179 million for the second quarter ended June 30, 2006 and 2007 respectively.

Income (loss) before provision for income taxes. We recorded pre-tax income of $0.880 million compared to a pre-tax loss of $2.188 million for the six months ended June 30, 2007 and 2006 respectively.  This increase was the result of other income of $1.048 million and to a decrease in total operating expenses attributable to a reduction of $1.478 million in research and development expenses, $0.711 million in restructuring charges, $0.216 million in impairment charges, and $0.277 million in selling, general and administrative expenses.

Provision for income taxes. The decrease in the provision for income taxes in the six months ended June 30, 2007 compared to the same period in 2006 is related to lower taxable income in 2007 in our foreign subsidiary, Southwall Europe GmbH, or SEG.  In addition, our foreign subsidiary completed an income tax audit for years 1999 to 2002 and incurred additional income tax expense of $0.1 million in the six months ended June 30, 2006.

Deemed dividend on preferred stock. We accrued $0.244 million of deemed dividend on preferred stock in each of the first six months of 2007 and 2006.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A preferred stock accrues cumulative dividends at the rate of 10% per annum.

Index

Results of Operations

Liquidity and capital resources.

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories, for debt repayments and capital expenditures. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents decreased $2.6 million from $5.5 million at December 31, 2006 to $2.9 million at June 30, 2007. Cash used in operating activities of $1.4 million for the first six months of 2007 was primarily the result of an increase in accounts receivable of $2.9 million, which are due for collection in the third quarter of 2007, increase in inventories of $0.5 million, partially offset by net income of $0.7 million, non-cash depreciation of $1.4 million and non-cash stock compensation expense of $0.2 million. Cash used in operations for the first six months of 2006 of $1.3 million was primarily the result of net loss of $2.7 million, a decrease in accrued liabilities of $1.2 million due to a deferred rent payment and a decrease in accounts payable and accrued liabilities of $1.0 million, partially offset by non-cash depreciation of $1.1 million, a decrease in inventories of $0.8 million and non-cash stock compensation expense of $0.4 million and decrease in accounts receivable of $0.9 million.

Cash used in investing activities for the first six months of 2007 was $0.8 million and was primarily the result of capital expenditures of $0.4 million and an increase in restricted cash of $0.4 million in Germany for purchase of precious metals used in production. Cash used in investing activities for the first six months of 2006 was $0.5 million and was primarily the result of capital expenditures.

Cash used in financing activities for the first six months of 2007 was $0.2 million and was primarily the result of repayments under capital lease of $0.5 million offset by $0.3 million proceeds received from exercise of stock options. Cash used in financing activities for the first six months of 2006 of $0.7 million was primarily the result of repayments under capital leases and principal payments on borrowings.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of June 30, 2007, we had received 5.0 million Euros or $5.0 million at historical exchange rate of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets in our Dresden manufacturing facility. Additionally, as of June 30, 2007, we had a balance remaining from the government grants that we are entitled to receive of $0.2 million, which has been recorded as an advance and held as restricted cash until we receive approval from the Saxony government to apply the funds to reduce our capital expenditures. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. The measurement date of these requirements was June 30, 2006. We believe we met the requirements at June 30, 2006. Currently we are in audit meetings with the Saxony government with regard to $0.2 million unused grants that we have previously received and currently hold as restricted cash. We expect to close these grants in the third quarter of 2007. However, we cannot guarantee that we will be eligible for or will receive additional grants in the future from the Saxony government.

Index

Borrowing arrangements

On March 29, 2007, we entered into a new Credit Agreement (“Credit Agreement”) with Bridge Bank, N.A. (“Bank”), replacing our credit agreement with Wells Fargo HSBC Trade Bank, N.A. The Credit Agreement provides for two facilities. The first facility is a revolving line of credit for the lesser of $3 million or the face value of the letter of credit used to support the facility. The Proceeds of the facility were used to pay off Wells Fargo HSBC Trade Bank. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% and are collateralized by a $3 million standby letter of credit from Needham & Company (“Needham”). At December 31, 2006, Needham and its affiliates owned 41.7% of our outstanding common stock and series A 10% Cumulative Convertible Preferred Stock convertible into another 5% of our outstanding common stock. Unless released from the Letter of Credit, beginning August 1, 2007  Needham will begin receiving quarterly interest payments on the $3 million supporting the letter of credit at the rate of 12.8% per annum. We are pursuing various options to reduce this interest charge, but can provide no assurances we will be successful

The second facility is a $3 million revolving line of credit line under which we may, from time to time, borrow up to 80% of eligible accounts receivables (net of pre-paid deposits, pre-billed invoices, deferred revenue, offsets, and contras related to each specific account debtor and other requirements in the lender’s discretion). Amounts borrowed under the second facility bear interest at the prime plus 1.75% annualized on the average daily finance amount outstanding. The second facility also provides for a $2 million letter of credit sub facility. All borrowings under the facilities will be collateralized by all our assets and are subject to certain covenants. These covenants include that while the second facility is outstanding (a) we will maintain a minimum current ratio of 1.00 to 1.00 for the months through May 31, 2007; thereafter, starting with month ending June 30, 2007, we need to maintain a current ratio of 1.25 to 1.00 on a monthly basis; and (b) our quarterly net loss to shareholders (including deemed dividend) will not exceed $0.4 million for any quarter after September 30, 2007.

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

The maturity date of the facilities is March 28, 2008.  The Company is in compliance with all financial covenants.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement and the transactions contemplated thereby or a complete explanation of the material terms thereof.

Capital expenditures

We expect to spend approximately $1.4 million in 2007 on upgrades and refurbishment of our production machines and research and development tools. We spent approximately $0.4 million in capital expenditures during the first six months of 2007.

Index

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, line of credit, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at June 30, 2007 (in thousands):

		Less			Greater
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Term debt (1)	$9,293	$1,078	$4,578	$1,105	$2,532
Line of credit (1)	3,000	3,000	--	--	--
Operating leases (2)	1,875	473	812	590	--
Total contractual cash obligations	$14,168	$4,551	$5,390	$1,695	$2,532

(1)	Represents loan agreements with Portfolio Financing Servicing Company, Bridge Bank and several German banks.

(2)	Represents the remaining rents owed on buildings we rent in Palo Alto and Mountain View, California.

On June 13, 2006, we signed a sublease agreement  to sublease 3782-3788 Fabian Way, Palo Alto, California 94303.  The term of this sublease commenced on June 16, 2006 and will continue until December 31, 2008, with monthly rent payments of $18,000 through May 31, 2008, and $19,000 through December 31, 2008.

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

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to prime rate minus 1.75% (which was 6.50% at June 30, 2007) and is calculated based on amounts borrowed under the facility. In addition, the interest rate on one of our German loans has been reset to the prevailing market rate of 5.75% and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would have had an immaterial effect on our interest expense for the first six months of 2007.

Investment risk: We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest expense in the first six months of 2007.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 72% of our total sales in the second quarter of 2007. Approximately 51% of our international revenues were denominated in Euros relating to sales from our Dresden operation in the second quarter of 2007. The other 49% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $0.5 million on net revenues for the second quarter of 2007 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been immaterial.

Index

Item 4T--Controls and Procedures

(a)
Evaluation and Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and acting principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2007.  Based on this evaluation, our chief executive officer and acting principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective, such that the information relating to our company, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Report on Internal Control Over Financial Reporting. We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting in our Annual Report on Form 10-K beginning with the filing for our fiscal year ending December 31, 2007.

(c)
Changes in Internal Controls.  There were no changes during the first six months of 2007 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Index

PART II--OTHER INFORMATION

Item 1--Legal Proceedings

Not applicable.

Item 1A—Risk Factors

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10K for the year ended December 31, 2006 and filed with the SEC on April 2, 2007 and in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Financial Risks

There have been no significant changes in financial risk factors for the second quarter ended June 30, 2007.  See information set forth in the section entitled “Risk Factors” in our Annual Report on From 10-k for the fiscal years ended December 31, 2006.

Operational Risks

We depend on a small number of customers for nearly all of our revenues, and the loss of a large customer could materially adversely affect our revenues or operating results.

Our nine largest customers accounted for approximately 80%, 80%, 82% and 79% of net revenues during the first six months of 2007 and in 2006, 2005 and 2004, respectively. We expect to continue to derive a significant portion of our net sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology—direct-to-glass sputtering—as an alternative to our window films, which in 2003 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

Fluctuations or slowdowns in the overall electronic display industry have and may continue to adversely affect our revenues.

Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. In addition, the continuing cost-down pressure in the Display markets, particularly in PDPs, limits the applications for our film-based filters due to increased competition, and we expect this trend to continue. We are also dependent on our marketing partner to successfully promote film-based filters.

Item 2-- Unregistered Sales of Equity Securities and Use of Proceeds

None.

 Item 3--Defaults upon Senior Securities

Not applicable.

Index

 Item 4--Submission of Matters to a Vote of Stockholders

On May 24, 2007, we held our Annual Meeting of Stockholders.  The number of shares outstanding and eligible to vote as of May 24, 2007, the record date, were 27,139,035 shares.  The following matters were voted upon:

1.
Our stockholders elected William A. Berry, George Boyadjieff, Jami K. Nachtsheim, R. Eugene Goodson, Andre R. Horn and Peter E. Salas as directors to serve until the 2007 Annual Meeting of Stockholders and until their successors are elected.

The vote for each director was as follows:

Director	For	Withheld

William A. Berry	20,824,715	122,649

George Boyadjieff	20,407,996	539,368

Jami K. Nachtsheim	20,480,514	466,850

R. Eugene Goodson	20,863,615	83,749

Andre R. Horn	20,821,715	125,649

Peter E. Salas	20,821,115	126,249

2.	Approval of the Company’s 2007 Long-Term Incentive Plan. On the matter there were 13,440,632 votes “FOR”, 844,233 votes “AGAINST” and 69,268 votes “ABSTAINING”.

3.
Our stockholders ratified the selection of Burr, Pilger & Mayer LLP, our independent registered public accounting firm, for the fiscal year ending December 31, 2007. On the matter, there were 20,448,031 votes "FOR", 51,400 votes "AGAINST", 411,069 votes "ABSTAINING", and no broker non-votes.

Item 5--Other Information

Over the past four years the Company has sold a highly specialized EMI filtering film for use in Plasma Display Panels under an exclusive Manufacturing and Supply Agreement to one of our customers, Mitsui Chemicals, this agreement expires at the end of 2007.   Mitsui does not plan to purchase film in sufficient quantities for the balance of the year to meet their 2007 binding contract commitment. The Company and Mitsui are currently in the process of negotiating a mutually agreeable settlement.

On July 2, 2007 Dr. R. Eugene Goodson was appointed Executive Chairman, relinquishing the title of chief executive officer.  In his position of Executive Chairman Dr. Goodson’s annual salary is $150,000  plus a $625 per month car allowance, and employee benefits.

On May 30, 2007 Michael Vargas was promoted to Vice President of General Administration & HR,  Mr. Vargas’s  annual salary is $143,000.  In addition Mr. Vargas receives a car allowance of $950.00 per month plus employee benefits.

Index

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

Dated: August 10, 2007
Southwall Technologies Inc.

By:
Dr. R. Eugene Goodson
Executive Chairman

By:
Don Stichler
Chief Accounting Officer