Form 10-Q
period 2007-09-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2007-11-14
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or
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

Indicate by check mark whether the registrant (1) as filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the ExchangeAct).   Yes ☐  No ☒

As of October 15, 2007, there were 27,819,622 shares of the registrant's Common Stock outstanding.

Index

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:	$4,775	$5,524
Cash and cash equivalents	657	209
Restricted cash
Accounts receivable, net of allowance for doubtful accounts of $88
at September 30, 2007 and $102 at December 31, 2006	5,764	3,608
Inventories, net	5,971	5,598
Other current assets	781	1,064
Total current assets	17,948	16,003

Property, plant and equipment, net	17,045	17,232
Restricted cash loans	1,196	1,111
Other assets	1,330	1,155
Total assets	$37,519	$35,501

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt	$1,118	$1,059
Line of credit	3,000	2,996
Accounts payable	1,411	955
Accrued compensation	863	859
Government grants advanced	234	-
Other accrued liabilities	6,306	6,448
Total current liabilities	12,932	12,317

Term debt	8,288	8,568
Government grants advanced	-	220
Other long term liabilities	2,619	2,550
Total liabilities	23,839	23,655

Commitments and contingencies (Note 5)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at September 30, 2007 and December 31, 2006, respectively (Liquidation preference: $6,154 and $5,788 at September 30, 2007 and December 31, 2006, respectively)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 27,820 shares and 27,139 shares outstanding at September 30, 2007 and December 31, 2006, respectively	28	27
Capital in excess of par value	78,345	78,081
Accumulated other comprehensive income: Accumulated translation adjustment	4,321	3,696

Accumulated deficit	(73,824)	(74,768)
Total stockholders’ equity	8,870	7,036

Total liabilities, preferred stock and stockholders’ equity	$37,519	$35,501

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net revenues	$9,249	$9,597	$29,005	$30,968
Cost of revenues	6,070	5,667	18,673	19,301

Gross profit	3,179	3,930	10,332	11,667

Operating expenses:
Research and development	934	1,659	3,173	5,376
Selling, general and administrative	2,122	4,674	6,932	9,761
Impairment charge (recoveries) for long-lived assets	(17)	(325)	(25)	(117)
Restructuring charges	-	263	-	974

Total operating expenses	3,039	6,271	10,080	15,994

Income (loss) from operations	140	(2,341)	252	(4,327)

Interest expense, net	(191)	(169)	(471)	(550)
Other income (expenses), net	513	(18)	1,561	161

Income (loss) before provision for income taxes	462	(2,528)	1,342	4,716)

Provision for income taxes	212	193	398	719

Net income (loss)	250	(2,721)	944	(5,435)

Deemed dividend on preferred stock	122	123	366	367

Net income (loss) attributable to common stockholders	$128	$(2,844)	$578	$(5,802)

Net income (loss) per share:

Basic	$0.00	$(0.11)	$0.02	$(0.22)
Diluted	$0.00	$(0.11)	$0.02	$(0.22)

Shares used in computing net income (loss) per share:
Basic	27,820	26,957	27,493	26,907
Diluted	28,867	26,957	28,313	26,907

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$944	$(5,435)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Deferred income tax	(56)	54
Impairment charge (recoveries) from long-lived assets	(25)	(117)
Depreciation and amortization	2,087	1,836
Stock compensation	273	487
Change in assets and liabilities:
Accounts receivable, net	(2,129)	1,982
Inventories, net	(373)	638
Other current and non current assets	161	(524)
Accrued liabilities—deferred rent	0	(1,192)
Accounts payable and accrued liabilities	10	2,123

Net cash provided by (used in) operating activities	892	(148)

Cash flows from investing activities:
Restricted cash	(417)	181
Proceeds from sale of property, plant and equipment	25	422
Expenditures for property, plant and equipment	(635)	(781)

Net cash used in investing activities	(1,027)	(178)

Cash flows from financing activities:
Proceeds from exercise of stock options	357	32
Repayments of term debt	(837)	(1,133)
Payments on line of credit	(2,996)	0
Borrowings on line of credit	3,000	0
Investment credit in Germany	(3)	(219)

Net cash used in financing activities	(479)	(1,320)

Effect of foreign exchange rate changes on cash	(135)	78

Net decrease in cash and cash equivalents	(749)	(1,568)
Cash and cash equivalents, beginning of period	5,524	6,600

Cash and cash equivalents, end of period	$4,775	$5,032

Supplemental cash flow disclosures:
Interest paid	$670	$725
Income taxes paid	$398	$719

Supplemental schedule of non-cash investing and financing activities:
Dividends accrued	$366	$367

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Interim Period Reporting:

The accompanying interim condensed consolidated financial statements of Southwall Technologies Inc. (“Southwall” or the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Southwall and its subsidiaries for all periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any future periods..

Note 2—Inventories, Net:

Inventories are stated at the lower of cost (determined by the average cost method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of revenues. At September 30, 2007 and December 31, 2006, inventories consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$3,111	$3,850
Work-in-process	1,254	221
Finished goods	1,606	1,527
	$5,971	$5,598

Note 3--Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per share gives effect to all dilutive common shares potentially outstanding during the period, including stock options, warrants to purchase common stock and convertible preferred stock. The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. The company also excludes preferred shares convertible into common stock from the computation of diluted weighted average shares outstanding, per SFAS 128, “Earnings Per Share”, when the effect would be antidilutive. At September 30, 2007, 4,893,000 shares were excluded as their effect was antidilutive when combined with the effect of other potential dilutive common shares.

Index

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. For the third quarter of 2007, a net income period, there were 5,238,000 options outstanding of which 2,403,000 were excluded from the net income per share calculation as they were anti-dilutive because the option prices were higher than the average market value during the three-month period ended September 30, 2007.

The company has accrued a deemed dividend on preferred stock of $122,000  and $366,000  for the three and nine-month periods ended September 30, 2007 and September 30, 2006, respectively. Per SFAS 128, the dilutive effect of convertible securities shall be reflected in diluted EPS by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator unless their effect is antidilutive. Tables summarizing net income (loss) attributable to common stockholders, for diluted net income (loss) per share, and shares outstanding are shown below (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net income (loss) attributable to common stockholders-basic	$128	$(2,844)	$578	$(5,802)
Add: Deemed dividend on preferred stock	122	123	366	367
Net income (loss) attributable to common stockholders-diluted	$250	$(2,721)	$944	$(5,435)

Weighted average common shares outstanding-basic	27,820	26,957	27,493	26,907
Dilutive effect of warrants	356	-	355	-
Dilutive effect of stock options	691	-	465	-
Weighted average common shares outstanding – diluted	28,867	26,957	28,313	26,907

Note 4 – Product  Reporting:

The total net revenues for the automotive glass, electronic display, window film and architectural product lines for the three and nine- month periods ended September 30, 2007 and September 30, 2006 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30	September 30,
	2007	2006	2007	2006
Automotive glass	$3,763	$3,019	$11,162	$9,726
Electronic display	46	2,564	2,597	8,325
Window film	4,036	2,424	10,629	8,880
Architectural	1,404	1,590	4,617	4,037
Total net revenues	$9,249	$9,597	$29,005	$30,968

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three and nine- month periods ended September 30, 2007 and September 30, 2006. (in thousands):

Index

	Three months ended		Nine months ended
	September 30,	September 30,	September 30	September 30,
	2007	2006	2007	2006
United States	$2,466	$3,231	$7,410	$10,408
Japan	111	2,639	2,669	7,948
France	769	855	2,932	2,283
Pacific Rim	2,756	1,916	7,630	6,617
Germany	952	667	2,915	2,612
Rest of the world	2,195	289	5,449	1,100
Total net revenues	$9,249	$9,597	$29,005	$30,968

Note 5--Commitments and Contingencies:

Commitments

On January 19, 2006, we commenced restructuring actions with the intention of improving our cost structure for 2006 and beyond. These actions have included the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site during the first half of 2006. We accrued $1.5 million in the third quarter of 2006 as a leasehold asset retirement obligation in connection with this plan. On February 19, 2004, the Company entered into the second amendment to the lease for one of its Palo Alto, California facilities. The amendment reflected a payment schedule for a rent deferral for this lease agreement. In January of 2006, the Company paid off approximately $1.2 million in deferred rent. As of September 30, 2007, there was no deferred rent outstanding.

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

Note 6--Stock-Based Compensation:

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 1997 Stock Incentive Plan and the 1998 Stock Option Plan for employees, board members and consultants. The Board of Directors adopted the 1998 Stock Option Plans on August 6, 1998. The Compensation Committee of the Board of Directors administers the plans and agreements. The exercise price of options granted under the 1997 and 1998 plans must be at least 85% of the fair market value of the stock at the date of grant. Options granted under the 1998 and 1997 plans generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or three months after the optionee terminates his relationship with the Company.  In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, employees, subject to certain limitations, may purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period, or the last day of the purchase period. The ESPP plan was subsequently eliminated in the first half of 2007.  All shares of common stock reserved for future issuance under such plan were cancelled.   On April 30, 2007, the Company’s shareholders approved the Company’s Long Term Incentive Plan, which authorizes the granting of up to 10 million shares of Common Stock.

Index

On January 1, 2006, the Company adopted the provisions of SFAS 123R, “Shared-Based Payment” (SFAS 123R), requiring it to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine- month periods ended September 30, 2007 and September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognized compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Cost of sales	$1	$-	$3	$11
Research and development	23	21	68	109
Selling, general and administrative	64	56	202	296
Stock-based compensation expense before income taxes	88	77	273	416
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$88	$77	$273	$416

There were $357 thousand and $32 thousand of cash proceeds from the exercise of stock options for the nine- month period ended September 30, 2007 and September 30, 2006, respectively. No income tax benefit was realized from stock option exercises during the nine- month periods ended September 30, 2007 and September 30, 2006. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine- month periods ended September 30, 2007 and September 30, 2006, respectively:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Expected life (in years)	6.00	2.59	6.00	2.44
Risk-free interest rate	4.43%	4.84%	4.70%	4.87%
Volatility	80%	109%	80%	109%
Dividend	-	-	-	-
Per share weighted-average fair value at grant date	$0.75	$0.38	$0.35	$0.41

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

Stock option activity for the nine months ended September 30, 2007 was as follows (in thousands, except per share amounts):

Index

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years	Aggregate Instrinsic Value

Outstanding at December 31, 2006	5,837	1.28
Grants	1,373	0.48
Exercises	(678)	0.53
Forfeitures or expirations	(1,293)	1.63
Outstanding at September 30, 2007	5,239	$1.08	6.13	$379
Vested and expected to vest at September 30, 2007	3,958	$1.25	5.29	$230
Exercisable at September 30, 2007	3,227	$1.40	4.55	$143

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Southwall’s closing stock price on the last trading day of its third quarter of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of Southwall’s stock. Total intrinsic value of options exercised was immaterial for the three and $135,000 for nine- month period ended September 30, 2007. Total fair value of options granted is $29,808 and $473,919 for the three and nine- month periods ended September 30, 2007, respectively.

As of September 30, 2007, $835,950 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of approximately 2.43 years.

Note 7 - Restructuring:

On January 19, 2006, we commenced restructuring actions to improve our cost structure. These actions included the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. As a result of these actions, we incurred a restructuring charge of $974,000 during the first nine months of 2006 relating to employee severance packages, and related charges.

In December 2002, we implemented a reduction in force at our Palo Alto location and elected to vacate certain buildings in Palo Alto. As a result of these actions, we incurred a restructuring charge of $2.6 million in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto that we no longer occupy.

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activities as well as activity during the nine month periods ended September 30, 2007 and September 30, 2006 (in thousands):

	Restructuring		Restructuring
	Plan 2006		Plan 2002
	Severance and Benefits	Facilities Related and Other	Facilities Related	Total

Balance at December 31, 2005	$-	$-	$199	$199
Provisions	375	753	-	1,128
Adjustment to reserve	(5)	(149)	-	(154)
Cash payments	(349)	(449)	(53)	(851)
Balance at September 30, 2006	$21	$155	$146	$322

	Severance and Benefits	Facilities Related and Other		Facilities Related	Total
Balance at December 31, 2006	$19		$9	$93	$121
Provisions	-		-	-	-
Adjustment to reserve	-		(2)	-	(2)
Cash payments	(19)		(7)	(52)	(78)
Balance at September 30, 2007	0	$	$ -	41	$41

Index

At September 30, 2007, $41,000 was included in other accrued liabilities in the condensed consolidated balance sheet.

Note 8 - Warranties:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The activity in the reserve for sales returns and warranties account during the nine month periods ended September 30, 2007 and September 30, 2006 was as follows (in thousands):

	Balance at			Balance at
	December 31,			September 30,
	2005	Provision	Utilized	2006
Accrued sales returns and warranty	$1,556	$571	$(570)	$1,557

	Balance at			Balance at
	December 31,			September 30,
	2006	Provision	Utilized	2007
Accrued sales returns and warranty	$1,415	$1,156	$(1,550)	$1,021

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

The components of comprehensive income (loss) for the three and nine- month periods ended September 30, 2007 and September 30, 2006 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Foreign Currency Translation Adjustment	$523	$(141)	$625	$704
Net Income (Loss)	250	(2,721)	944	(5,435)
Other Comprehensive Income (Loss)	$773	$(2,862)	$1,569	$(4,731)

Index

The components of accumulated other comprehensive income were as follows at September 30, 2007 (in thousands):

Accumulated Other Comprehensive Income at December 31, 2006	$3,696
Foreign Currency Translation Adjustment	625
Accumulated Other Comprehensive Income at September 30, 2007	$4,321

Note 10 – Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. We adopted FIN 48 on January 1, 2007. The impact of FIN 48 did not have a material effect on our financial statements.

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

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatement and the potential under current practice for the build up of  improper amounts on the balance sheet. The adoption of SAB 108 did not have a significant impact on our financial position and results of operations.

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

In addition, the Company is reviewing the Emerging Issues Task Force 06-03 (“EITF 06-03”) issued in September 2006, effective to financial reporting for interim and annual reporting periods beginning after December 15, 2006. This EITF applies to taxes assessed by various governmental authorities on many different types of transactions. These taxes range from sales taxes that are applied to a broad class of transactions involving a wide range of goods and services to excise taxes that are applied only to specific types of transactions or items. We are currently evaluating the effect that the adoption of EITF 06-3 will have on our financial position and results of operations.

Index

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors”, set forth in Part I, Item 1A, and in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

Forward Looking Statements

Certain statements contained in this section, in Quantitative and Qualitative Disclosure About Market Risk and elsewhere in this report, are intended to be covered by the Safe Harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. This Quarterly Report contains forward-looking statements, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as but not limited to "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include statements relating to:

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

Restructuring and financing activities. As a consequence of the decline in our revenues and negative cash flows in 2003, we implemented several cost cutting and business restructuring activities during 2002 and 2004. These activities, which included employee layoffs and the closure of several facilities (including the closure of our Tempe manufacturing facility in the fourth quarter of 2003), were designed to improve our cash flow from operations to allow us to continue as a going concern. During the fourth quarter of 2003 and the first quarter of 2004, we agreed to new payment terms with all of our major creditors and vendors, which extended or reduced our payment obligations. We also issued $4.5 million of convertible promissory notes and warrants to investors. The convertible promissory notes were converted to Series A preferred shares and the warrants were exercised for shares of common stock in the fourth quarter of 2004. In January 2006, we commenced further restructuring actions to improve our cost structure for 2006 and beyond. These actions included the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. Also during the first half of 2006, we transferred our U.S. manufacturing operations to our European site located near Dresden, Germany. As a result of these actions, we incurred a restructuring charge of $915,000 in 2006 relating to employee severance packages and facility related charges.

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

Our three largest customers in the automotive glass and window film markets include Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 63%, 44% and 54% of our total revenues during the first nine months of 2007, fiscal year 2006 and fiscal year 2005, respectively.

Under our agreement with Globamatrix, as amended, Globamatrix agreed to a 2004 minimum purchase commitment of $9.0 million of product. For each year after 2004 through and including 2011, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix is obligated to purchase $12.0 million of certain products in 2007. During the first nine months of 2007, Globamatrix purchased approximately $9.05 million of these products.

The Company has sold a highly specialized EMI filtering film for use in Plasma Display Panels under an exclusive Manufacturing and Supply Agreement to our customer, Mitsui Chemicals, for over 4 years; this agreement expires at the end of 2007 and will not be renewed.  In 2006, the EMI filtering film revenue accounted for approximately 25% of Southwall’s sales.   Due to the competitive nature of pricing in this market, the Company expects significantly decreased revenues on an ongoing basis attributable to this product line.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims.  During the first nine months of 2007, our sales returns provision has averaged approximately 5.35% of our gross revenues due to higher quality claims received during the period.   From 2002 to 2006, our sales returns provision has averaged approximately 2.7% to 4.5% of gross revenues.

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

We believe there have been no significant changes during the first nine months of fiscal 2007 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K, except as noted below.

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

Three Months Ended September 30, 2007 compared with Three Months Ended September 30, 2006

Results of Operations

Net revenues. Our net revenues for the third quarter ended September 30, 2007 and September 30, 2006 were $9.249 million and $9.597 million, respectively. The largest component of the revenue decline was reduced demand for our electronic display products and to a lesser degree our architectural glass products. Revenues increased from our window film and automotive products.

Our net revenues from our electronic display products decreased by $2.52 million, to $46,000 compared to $2.56 million for the third quarter ended September 30, 2007 and 2006 respectively.  This decrease was due to the decreased demand from our major display product customer as a result of price sensitivity in the electronic display industry.  Due to the competitive nature of pricing in this market, we expect significantly decreased revenues from our electronic display product line compared to fiscal 2006.  In 2006 our electronic display business comprised approximately 27% of our total sales.   Due to the competitive nature of pricing related to   EMI filtering film for use in plasma display panels, the Company expects significantly decreased revenues on an ongoing basis.

Our net revenues in the automotive market increased by $744,000, 24.6%, to $3.76 million compared to $3.02 million for the third quarter ended September 30, 2007 and 2006 respectively. The increase was primarily due to the impact of the USD to Euro exchange rate and increased selling prices for some of the products the Company offers.

Index

Our net revenues in the window film product line increased by $1.62 million, 66.5%, to $4.04 million compared to $2.42 million in the third quarter ended September 30, 2007 and 2006 respectively.  This increase was due to an increased demand under the Globamatrix contract and the launch of a new product.

Our net revenues in architectural products decreased by $186,000, 11.7%, to $1.40 million compared to $1.59 million for the third quarter ended September 30, 2007 and 2006 respectively. This decrease is due to a delivery delay on a customer order.

Cost of revenues. Cost of revenues consists of materials and subcontractor services, labor and manufacturing overhead. Cost of revenues was $6.07 million in the third quarter ended September 30, 2007 compared to $5.67 million in the same period of 2006.  The increase in cost of revenues was primarily due to an increase in inventory reserves for the window film products.

Gross profit and gross margin. Our gross profit decreased $751,000 to $3.18 million compared to $3.93 million for the third quarter ended September 30, 2007 and 2006 respectively.  As a percentage of sales, gross profit decreased to 34.4% compared to 40.9% for the third quarter ended September 30, 2007 and 2006 respectively. This was due to the lower production and sales volumes primarily in the electronic display product line, and an increase in inventory reserves for the window film products as a result of a quality and yield issue at one of our subcontractors.

Operating expenses

Research and development. Research and development expenses decreased $725,000 to $934,000 compared to $1.66 million for the third quarter ended September 30, 2007 and 2006 respectively. The 43.7% decrease from year to year was due primarily to the timing of test runs in the third quarter of 2007 compared to the same period last year and the consumption of the associated materials.  Also the decrease is partially due to lower labor and employee benefit costs, due to a workforce reduction and the resignation of our Chief Technology Officer effective April 2, 2007.  We do not intend to replace this position in the near future as we believe our current R&D staff is sufficient for our R&D needs.  We expect expenditures relating to research and development for the remainder of 2007 to be slightly higher in the remaining quarter of 2007 as compared with the first three quarters of 2007.  In the third quarter of 2007 we delivered the orders for a new class of window film, which we believe, will strengthen our window film line.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses decreased $2.55 million to $2.12 million compared to $4.67 million for the third quarter ended September 30, 2007 and 2006 respectively.  This decrease was primarily due to a $1.51 million accrual for leasehold retirement obligations in 2006 coupled with the departure of the Vice President of Business Development and our Managing Director of Southwall Europe to Sunfilm AG in April 2007, partially offset by the promotion of Dennis Capovilla to President and Michael Vargas to Vice President of General Administration

Restructuring. On January 19, 2006, we commenced restructuring actions to improve our cost structure. These actions included the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. As a result of these actions, we incurred additional restructuring charges of $263,000 during the third quarter ended September 30, 2006, primarily relating to outside services to decommission our manufacturing equipment and scrapped production materials. There was no such restructuring charge in the third quarter ended September 30, 2007.

Index

Income (loss) from operations.  Income (loss) from operations improved $2.48 million to a $140,000 operating income compared to a loss of $2.34 million for the third quarter ended September 30, 2007 and 2006 respectively.  This improvement was due to a decrease of total operating expenses attributable to a reduction of $2.55 million in selling, general and administrative expenses, $725,000 million in research and development expenses, and $263,000 in restructuring charges, partially offset by a decline in revenue and the margin decline.

Interest expense, net. There was no material change in interest expense from third quarter ended September 30, 2006 to the same period in 2007.

Other income, net.   Other income, net mainly reflects income from a sale to Sunfilm and foreign exchange transaction gains and losses in the third quarter of 2007 and 2006. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.  Other income increased $531,000 to $513,000 due to $ 500,000 received from Sunfilm,compared to loss of $18,000 for the third quarter ended September 30, 2006 and 2007 respectively.

Income (loss) before provision for income taxes. We recorded pre-tax income of $462,000 in the third quarter of 2007 compared to a pre-tax loss of $2.53 million for the third quarter ended September 30, 2006. This increase was the result of other income of $513,000, a decrease in total operating expenses attributable to a reduction of $2.55 million in selling, general and administrative expenses, $725,000 in research and development expenses, and $263,000 in restructuring charges, partially offset by a $308,000 reduction in recoveries for long lived assets and lower margin from reduced sales and higher reserves due to quality control issues.

Provision for income taxes. The increase in the provision for income taxes in the third quarter ended September 30, 2007 compared to the same period in 2006 is related to higher taxable income in 2007 in our foreign subsidiary, Southwall Europe GmbH, or SEG.

Deemed dividend on preferred stock. We accrued $122,000 and $123,000 of deemed dividend on preferred stock in each of the third quarters of 2007 and 2006 respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A preferred stock accrues cumulative dividends at the rate of 10% per annum.

Nine months Ended September 30, 2007 compared with Nine months Ended September 30, 2006

Net revenues. Our net revenues for the nine months ended September 30, 2007 and September 30, 2006 were $29.00 million and $30.97 million, respectively. The decline in revenues was the result of a decreased demand for our electronic display products, partially offset by an increase in revenue from our architectural products, automotive glass and window film product lines.

Our net revenues from our electronic display products decreased by $5.73 million, to $2.60 million compared to $8.3 million for the nine months ended September 30, 2007 and 2006 respectively.  This decrease was primarily due to the decreased demand from our major display product customer as a result of price sensitivity in the electronic display industry. Due to the competitive nature of pricing in this market, we expect to see significantly decreased revenues from our electronic display product line compared to fiscal 2006.  In 2006 our electronic display business comprised approximately 27% of our total sales.  Due to the competitive nature of pricing related to EMI filtering film for use in plasma display panels, the Company expects significantly decreased revenues on an ongoing basis.

Index

Our net revenues in the architectural product line increased by $580,000, 14.4%, to $4.62 million compared to $4.04 million for the nine months ended September 30, 2007 and 2006 respectively. This improvement is due to increased prices, the impact of the Euro exchange rate, and the increased demand for Southwall's energy efficient building products.

Our net revenues in the automotive market increased by $1.44 million, 14.8%, to $11.16 million compared to $9.73 million for the nine months ended September 30, 2007 and 2006 respectively. The increase was primarily due to increased average selling prices for some products offered and the Euro exchange rate.   .

Our net revenues in the window film product line increased by $1.75 million, 19.7%, to $10.63 million compared to $8.88 million in the nine months ended September 30, 2007 and 2006 respectively.  This increase was due to increased demand from Globamatrix.

Cost of revenues. Cost of revenues consists of materials and subcontractor services, labor and manufacturing overhead. Cost of revenues was $18.67 million in the nine months ended September 30, 2007 compared to $19.3 million in the same period of 2006.  The decrease in cost of revenues was primarily due to lower revenues, and transfer of production to our lower cost German manufacturing facility, partially offset by inventory reserves for the window film products.

Gross profit and gross margin. Our gross profit decreased $1.34 million to $10.33 million compared to $11.67 million for the nine months ended September 30, 2007 and 2006 respectively.  As a percentage of sales, gross profit was 35.6% and 37.7% for the nine month period ended September 30, 2007 and 2006 respectively.  This was due to the lower production and sales volumes primarily in the electronic display product line, and an increase in inventory reserves for the window film products as a result of a quality and yield issue at one of our subcontractors.  Due to the competitive nature of pricing related to the EMI filtering film for use in plasma display panels, the Company expects significantly decreased revenues on an ongoing basis.

Operating expenses

Research and development. Research and development expenses decreased $2.2 million to $3.17 million compared to $5.38 million for the nine months ended September 30, 2007 and 2006 respectively. The 41% decrease from year to year was due primarily to the timing of test runs in 2007 compared to the same period last year and the consumption of the associated materials.  Also the decrease is partially due to lower labor and employee benefits costs, due to a workforce reduction and the resignation of our Chief Technology Officer effective April 2, 2007.   In the third quarter of 2007 we delivered the orders for a new class of window film, which we believe, will strengthen our window film line.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses decreased $2.83 million to $6.93 million compared to $9.76 million for the nine months ended September 30, 2007 and 2006 respectively. This decrease was primarily due to  a $1.71 million accrual for leasehold retirement obligations in 2006.  In addition, labor and related costs were reduced by approximately $731,000 due primarily to the reduction in the number of employees from 29 to 21 coupled with the transition of the Vice President of Business Development and the Managing Director of Southwall Europe to Sunfilm AG in April 2007, which was partially offset by the promotion of Dennis Capovilla to President and Michael Vargas to Vice President of General Administration.  Legal expenses were reduced by $190,000 in 2007 compared to 2006.  The Company had also settled a legal dispute in 2006 for $130,000.  The Company reduced stock compensation expense by $70,000 in 2007.

Index

Impairment charge (recoveries) for long-lived assets.   In the nine months ended September 30, 2007 and September 30, 2006, respectively, we recorded the recovery of  $25,000 and $117,000 of previously recorded impairment charges related to impaired long-lived assets, which were sold in the nine months ended September 30, 2006.

Restructuring. On January 19, 2006, we commenced restructuring actions to improve our cost structure. These actions included the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site in the first half of 2006. As a result of these actions, we incurred additional restructuring charges of $974,000 during the nine months ended September 30, 2006 primarily relating to outside services to decommission our manufacturing equipment and scrapped production materials and severance. There was no such restructuring charge in the third quarter ended September 30, 2007.

Income (loss) from operations.  Income (loss) from operations increased $4.58 million to a $252,000 operating income compared to a loss of $4.33 million for the nine months ended September 30, 2007 and 2006 respectively.  This improvement was due to a decrease of total operating expenses attributable to a reduction of  $2.83 million in selling, general and administrative expenses, $2.2 million in research and development expenses, $974,000 in restructuring charges, and $92,000 in impairment charges.

Interest expense, net. Interest expense decreased $79,000 to $471,000 from $550,000 in the nine months ended September 30, 2007 and 2006.  The difference was due to payments on outstanding debt.

Other income, net.  Other income, net, includes the receipt of $2.0 million received for milestones met under a Technology Transfer and Service Agreement with Sunfilm AG.  This income was partially offset by a cancellation charge of $484,000 on a machinery order.  Other income, net also reflects foreign exchange transaction gains and losses. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.  Other income increased $1.40 million to $1.56 million compared to $161,000 for the nine months ended September 30, 2007 and 2006 respectively.

Income (loss) before provision for income taxes. We recorded pre-tax income of $1.34 million compared to a pre-tax loss of $4.72 million for the nine months ended September 30, 2007 and 2006 respectively.  This increase was the result of other income net of $1.56 million and to a decrease in total operating expenses attributable to a reduction of $2.83 million in selling, general and administrative expenses, $2.2 million in research and development expenses, $974,000 in restructuring charges,  and $92,000 in impairment charges.

Provision for income taxes. The decrease in the provision for income taxes in the nine months ended September 30, 2007 compared to the same period in 2006 is related to lower taxable income in 2007 in our foreign subsidiary, Southwall Europe GmbH, or SEG.  In addition, our foreign subsidiary completed an income tax audit for years 1999 to 2002 and incurred additional income tax expense of $200,000 in the nine months ended September 30, 2006.

Deemed dividend on preferred stock. We accrued $366,000 and $367,000 of deemed dividend on preferred stock in the first nine months of 2007 and 2006, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A preferred stock accrues cumulative dividends at the rate of 10% per annum.

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

Our cash and cash equivalents decreased $0.7 million from $5.5 million at December 31, 2006 to $4.8 million at September 30, 2007. Cash provided by operating activities of $0.9 million for the first nine months of 2007 was primarily the result of net income of $0.9 million, non-cash depreciation of $2.1 million, non-cash stock compensation expense of $0.3 million and a decrease in other current and non current assets of $0.2 million, offset by an increase in accounts receivable of $2.1 million, increase in inventories of $0.4 million, increase in deferred income tax of $0.1 million. Cash used in operations for the first nine months of 2006 of $0.1 million was primarily the result of net loss of $5.4 million and a deferred rent payment of $1.2 million, partially offset by non-cash depreciation of $1.8 million, decreases in accounts receivable of $2.0 million, a decrease in inventories of $0.6 million, an increase in accounts payable and accrued liabilities of $2.0 million and non-cash stock compensation expense of $0.5 million.

Cash used in investing activities for the first nine months of 2007 was $1.0 million and was primarily the result of capital expenditures of $0.6 million and an increase in restricted cash of $0.4 million in Germany for purchase of precious metals used in production. Cash used in investing activities for the first nine months of 2006 was $0.2 million and was primarily the result of capital expenditures of $0.8 million reduced by proceeds $0.4 million from sale of assets and a decrease in restricted cash of $0.2 million.

Cash used in financing activities for the first nine months of 2007 was $0.5 million and was primarily the result of repayments under term debt of $0.8 million offset by $0.3 million proceeds received from exercise of stock options. Cash used in financing activities for the first nine months of 2006 of $1.3 million was primarily the result of repayments under term debt of $1.1 million and $0.2 million investment credit in Germany.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of September 30, 2007, we had received grants of 5.0 million Euros or $5.0 million at the historical exchange rate and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets in our Dresden manufacturing facility. Additionally, as of September 30, 2007, we had a balance remaining from the government grants that we are entitled to receive of $0.2 million, which has been recorded as an advance and held as restricted cash until we receive approval from the Saxony government to apply the funds to reduce our capital expenditures. The total annual amount of investment grants and investment allowances that we are entitled to seek varies from year to year based upon the amount of our capital expenditures that meet certain requirements of the Saxony government. The measurement date of these requirements was June 30, 2006. We believe we met the requirements at June 30, 2006. Currently we are in audit meetings with the Saxony government with regard to $0.2 million unused grants that we have previously received and currently hold as restricted cash. We expect to close these grants in fourth quarter of 2007. However, we cannot guarantee that we will be eligible for or will receive additional grants in the future from the Saxony government.

Borrowing arrangements

Index

On March 29, 2007, we entered into a new Credit Agreement (“Credit Agreement”) with Bridge Bank, N.A. (“Bank”), replacing our credit agreement with Wells Fargo HSBC Trade Bank, N.A. The Credit Agreement provides for two facilities. The first facility is a revolving line of credit for the lesser of $3 million or the face value of the letter of credit used to support the facility. The proceeds of the facility were used to pay off Wells Fargo HSBC Trade Bank. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% and are collateralized by a $3 million standby letter of credit from Needham & Company (“Needham”). At December 31, 2006, Needham and its affiliates owned 41.7% of our outstanding common stock and series A 10% Cumulative Convertible Preferred Stock convertible into another 5% of our outstanding common stock. Because the letter of credit being provided by Needham & Co. was not released by August 1, 2007, the Company has accrued quarterly interest payments on the $3 million supporting the letter of credit at the rate of 12.8% per annum to Needham & Co..  As of  August 1, 2007, the Company has accrued interest expense at the rate of 12.8% per annum pursuant to the terms of the $3 million standby letter of credit from Needham & Company.

The second facility is a $3 million revolving line of credit line under which we may, from time to time, borrow up to 80% of eligible accounts receivables (net of pre-paid deposits, pre-billed invoices, deferred revenue, offsets, and contras related to each specific account debtor and other requirements in the lender’s discretion). Amounts borrowed under the second facility bear interest at prime plus 1.75% annualized on the average daily finance amount outstanding. The second facility also provides for a $2 million letter of credit sub facility. All borrowings under the facilities will be collateralized by all our assets and are subject to certain covenants. These covenants include that while the second facility is outstanding (a) we will maintain a minimum current ratio of 1.00 to 1.00 for the months through May 31, 2007; thereafter, starting with month ending June 30, 2007, we need to maintain a current ratio of 1.25 to 1.00 on a monthly basis; and (b) our quarterly net loss to shareholders (including deemed dividend) will not exceed $0.4 million for any quarter after September 30, 2006.

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

Capital expenditures

We expect to spend approximately $1.4 million in 2007 on upgrades and refurbishment of our production machines and research and development tools. We spent approximately $0.6 million in capital expenditures during the first nine months of 2007.

Future payment obligations

Index

Our future payment obligations on our borrowings pursuant to our term debt, line of credit, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at September 30, 2007 (in thousands):

		Less			Greater
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Term debt (1)	$9,406	$1,118	$4,645	$984	$2,659
Line of credit (1)	3,000	3,000	-	-	-
Operating leases (2)	1,752	488	907	357	-
Other Obligations (3)	1,601	1,601			-
Total contractual cash obligations	$15,759	$6,207	$5,552	$1,341	$2,659

(1)	Represents loan agreements with Portfolio Financing Servicing Company, Bridge Bank and several German banks.

(2)	Represents the remaining rents owed on buildings we rent in Palo Alto and Mountain View, California.

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

On June 13, 2006, we signed an agreement  to sublease 3782-3788 Fabian Way, Palo Alto, California 94303.  The term of this sublease commenced on June 16, 2006 and will continue until December 31, 2008, with monthly rent payments of $18,000 through May 31, 2008, and $19,000 through December 31, 2008.

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

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to prime rate minus 1.75% (which was 6.00% at September 30, 2007) and is calculated based on amounts borrowed under the facility. In addition, the interest rate on one of our German loans has been reset to the prevailing market rate of 5.75% and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would have had an immaterial effect on our interest expense for the first nine months of 2007.

Investment risk: We invest our excess cash in money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest income in the first nine months of 2007.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 73% of our total sales in the third quarter of 2007. Approximately 48% of our international revenues were denominated in Euros in the third quarter of 2007. The other 52% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $0.5 million on net revenues for the third quarter of 2007 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been immaterial.

Index

 Item 4-Controls and Procedures
(a)
Evaluation and Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2007.  Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective, such that the information relating to our company, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Report on Internal Control Over Financial Reporting. We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting in our Annual Report on Form 10-K beginning with the filing for our fiscal year ending December 31, 2007.

(c)
Changes in Internal Controls.  There were no changes during the first nine months of 2007 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Financial Risks

There have been no significant changes in financial risk factors for the third quarter ended September 30, 2007.  See information set forth in the section entitled “Risk Factors” in our Annual Report on From 10-K for the fiscal year ended December 31, 2006.

Operational Risks

We depend on a small number of customers for nearly all of our revenues, and the loss of a large customer could materially adversely affect our revenues or operating results.

Our nine largest customers accounted for approximately 78%, 77%, 81% and 79% of net revenues during the first nine months of 2007 and in 2006, 2005 and 2004, respectively. We expect to continue to derive a significant portion of our net sales from this relatively small number of customers. Accordingly, the loss of a large customer could materially hurt our business, and the deferral or loss of anticipated orders from a large customer or a small number of customers could materially reduce our revenue and operating results in any period. Some of our largest automotive glass customers have used a technology—direct-to-glass sputtering—as an alternative to our window films, which in 2007 resulted in a decrease in orders from these customers. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.

The Company has sold a highly specialized EMI filtering film for use in Plasma Display Panels under an exclusive Manufacturing and Supply Agreement to our customer, Mitsui Chemicals, for over 4 years; this agreement expires at the end of 2007 and will not be renewed.

Fluctuations or slowdowns in the overall electronic display industry have and may continue to adversely affect our revenues.

Our business depends in part on sales by manufacturers of products that include electronic displays. The markets for electronic display products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for our products. In addition, the continuing cost-down pressure in the Display markets, particularly in PDPs, limits the applications for our film-based filters due to increased competition, and we expect this trend to continue. We are also dependent on our marketing partner to successfully promote film-based filters. We believe that this business will continue to decline in the future.

Index

Item 2-- Unregistered Sales of Equity Securities and Use of Proceeds

None.

 Item 3--Defaults upon Senior Securities

Not applicable.

Item 4--Submission of Matters to a Vote of Stockholders

None

Item 5--Other Information

The Company has sold a highly specialized EMI filtering film for use in Plasma Display Panels under an exclusive Manufacturing and Supply Agreement to our customer, Mitsui Chemicals, for over 4 years; this agreement expires at the end of 2007.   In 2006 this contract represented 25% of our business. Due to increased price sensitivity Mitsui Chemical and Southwall Technologies, Inc. are currently finalizing an agreement to terminate their contract on terms agreeable to both parties.

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

Dated: November 13, 2007
Southwall Technologies Inc.

	By:	/s/ R. Eugene Goodson
Dr. Eugene Goodson
Principal Executive Officer
Executive Chairman
	By:	/s/ Mallorie Burak
Mallorie Burak
Chief Accounting Officer