Form 10-Q/A
period 2007-09-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2008-02-06
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
______________

FORM 10-Q/A
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-15930
___________________

SOUTHWALL TECHNOLOGIES   INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2551470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3788 Fabian Way , Palo Alto , California	94303
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A (“Form 10-Q/A) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 initially filed with the Securities and Exchange Commission on November 14, 2007 (“the Original Filing”) clarifies the Company’s disclosure regarding (i) tax information,   (ii) accounts receivable, (iii) future payment obligation to include interest, and the subsequent termination of a material contract.  This Form 10-Q/A amends Item 2. Managements Discussion and Analysis of Financial Conditions and Results of Operations.  In addition the Original Filing has been amended to contain currently dated certifications form the Company’s Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).

SOUTHWALL TECHNOLOGIES   INC.

Index

PART   I. FINANCIAL INFORMATION

Item 1--Financial Statements:

SOUTHWALL TECHNOLOGIES   INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,775	$5,524
Restricted cash	657	209
Accounts receivable, net of allowance for doubtful accounts of $88 at September 30, 2007 and $102 at December 31, 2006	5,764	3,608
Inventories, net	5,971	5,598
Other current assets	781	1,064
Total current assets	17,948	16,003

Property, plant and equipment, net	17,045	17,232
Restricted cash loans	1,196	1,111
Other assets	1,330	1,155
Total assets	$37,519	$35,501

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt	$1,118	$1,059
Line of credit	3,000	2,996
Accounts payable	1,411	955
Accrued compensation	863	859
Government grants advanced	234	-
Other accrued liabilities	6,306	6,448
Total current liabilities	12,932	12,317

Term debt	8,288	8,568
Government grants advanced	-	220
Other long term liabilities	2,619	2,550
Total liabilities	23,839	23,655

Commitments and contingencies (Note 5)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at September 30, 2007 and December 31, 2006, respectively (Liquidation preference: $6,154 and $5,788 at September 30, 2007 and December 31, 2006, respectively)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 27,820 shares and 27,139 shares outstanding at September 30, 2007 and December 31, 2006, respectively	28	27
Capital in excess of par value	78,345	78,081
Accumulated other comprehensive income: Accumulated translation adjustment	4,321	3,696

Accumulated deficit	(73,824)	(74,768)
Total stockholders’ equity	8,870	7,036

Total liabilities, preferred stock and stockholders’ equity	$37,519	$35,501

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES   INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net revenues	$9,249	$9,597	$29,005	$30,968
Cost of revenues	6,070	5,667	18,673	19,301

Gross profit	3,179	3,930	10,332	11,667

Operating expenses:
Research and development	934	1,659	3,173	5,376
Selling, general and administrative	2,122	4,674	6,932	9,761
Impairment charge (recoveries) for long-lived assets	(17)	(325)	(25)	(117)
Restructuring charges	-	263	-	974

Total operating expenses	3,039	6,271	10,080	15,994
Income (loss) from operations	140	(2,341)	252	(4,327)

Interest expense, net	(191)	(169)	(471)	(550)
Other income (expenses), net	513	(18)	1,561	161

Income (loss) before provision for income taxes	462	(2,528)	1,342	(4,716)

Provision for income taxes	212	193	398	719

Net income (loss)	250	(2,721)	944	(5,435)

Deemed dividend on preferred stock	122	123	366	367

Net income (loss) attributable to common stockholders	$128	$(2,844)	$578	$(5,802)

Net income (loss) per share:

Basic	$0.00	$(0.11)	$0.02	$(0.22)
Diluted	$0.00	$(0.11)	$0.02	$(0.22)

Shares used in computing net income (loss) per share:
Basic	27,820	26,957	27,493	26,907
Diluted	28,867	26,957	28,313	26,907

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

Index

SOUTHWALL TECHNOLOGIES   INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note   1--Interim Period Reporting:

The accompanying interim condensed consolidated financial statements of Southwall Technologies Inc. (“Southwall” or the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Southwall and its subsidiaries for all periods presented. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form   10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any future periods..

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
The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. The company also excludes preferred shares convertible into common stock from the computation of diluted weighted average shares outstanding, per SFAS 128, “Earnings Per Share”, when the effect would be antidilutive. At September 30, 2007, 4,893,000 shares were excluded as their effect was antidilutive when combined with the effect of potential common shares.

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

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net income (loss) attributable to common stockholders-basic	$128	$(2,844)	$578	$(5,802)
Add: Deemed dividend on preferred stock	122	123	366	367
Net income (loss) attributable to common stockholders-diluted	$250	$(2,721)	$944	$(5,435)

Weighted average common shares outstanding-basic	27,820	26,957	27,493	26,907
Dilutive effect of warrants	356	-	355	-
Dilutive effect of stock options	691	–	465	-
Weighted average common shares outstanding - diluted	28 ,867	26,957	28,313	26,907

Note   4 – Product  Reporting:

The total net revenues for the automotive glass, electronic display, window film and architectural product lines for the three and nine- month periods ended September 30, 2007 and September 30, 2006 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30 ,	September 30,
	2007	2006	2007	2006
Automotive glass	$3,763	$3,019	$11,162	$9,726
Electronic display	46	2,564	2,597	8,325
Window film	4,036	2,424	10,629	8,880
Architectural	1,404	1,590	4,617	4,037
Total net revenues	$9,249	$9,597	$29,005	$30,968

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three and nine- month periods ended September 30, 2007 and September 30, 2006. (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30	September 30,	September 30,
	2007	2006	2007	2006
United States	$2,446	$3,231	$7,410	$10,408
Japan	111	2,639	2,669	7,948
France	769	855	2,932	2,283
Pacific Rim	2,756	1,916	7,630	6,617
Germany	952	667	2,915	2,612
Rest of the world	2,195	289	5,449	1,100
Total net revenues	$9,249	$9,597	$29,005	$30,968

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

On February 19, 2004, the Company entered into the second amendment to the lease for one of its Palo Alto , California facilities. The amendment reflected a payment schedule for a rent deferral for this lease agreement. In January of 2006, the Company paid off approximately $1.2 million in deferred rent. As of September 30, 2007, there was no deferred rent outstanding.

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

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine- month periods ended September 30, 2007 and September 30, 2006, respectively:

	Three months ended			Nine months ended
	September 30,		September 30,	September 30,	September 30,
	2007		2006	2007	2006
Expected life (in years)	6.00		2.59	6.00	2.44
Risk-free interest rate	4.43%		4.84%	4.70%	4.87%
Volatility	80%		109%	80%	109%
Dividend	-		-	-	-
Per share weighted-average fair value at grant date	$0.75	-	$0.38	$0.35	$0.41

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

Index

Stock option activity for the nine months ended September 30, 2007 was as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-AverageRemaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	5,837	$1.28
Grants	1,373	0.48
Exercises	(678)	0.53
Forfeitures or expirations	(1,293)	1.63
Outstanding at September 30, 2007	5,239	$1.08	6.13	$379
Vested and expected to vest at September 30, 2007	3,958	$1.25	5.29	$230
Exercisable at September 30, 2007	3,227	$1.40	4.55	$143

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Southwall’s closing stock price on the last trading day of its third quarter of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of Southwall’s stock. Total intrinsic value of options exercised was immaterial for the three and $135,000 for nine- month periods ended September 30, 2007. Total fair value of options granted is $29,808 and $473,919 for the three and nine- month periods ended September 30, 2007, respectively.

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

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activities as well as activity during the nine month periods ended   September 30, 2007 and September 30, 2006 (in thousands):

	Restructuring		Restructuring
	Plan 2006		Plan 2002
	Severance	Facilities
	and	Related	Facilities
	Benefits	and Other	Related	Total

Balance at December 31, 2005	$-	$-	$199	$199
Provisions	375	753	-	1,128
Adjustment to reserve	(5)	(149)	-	(154)
Cash payments	(349)	(449)	(53)	(851)
Balance at September 30, 2006	$21	$155	$146	$322

	Severance	Facilities
	and	Related	Facilities
	Benefits	and Other	Related	Total

Balance at December 31, 2006	$19	$9	$93	$121
Provisions	-	-	-	-
Adjustment to reserve	-	(2)	-	(2)
Cash payments	(19)	(7)	(52)	(78)
Balance at September 30, 2007	$-	$-	$41	$41

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

Index

The components of accumulated other comprehensive income were as follows at September 30, 2007 (in thousands)

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

Termination of a Manufacturing and Supply Agreement. The Company has sold a highly specialized EMI filtering film for use in Plasma Display Panels under an exclusive Manufacturing and Supply Agreement to our customer, Mitsui Chemicals, for over 4 years. This agreement was to expire at the end of 2007. Subsequent to the end of the third quarter, September 30, 2007, Southwall Technologies Inc. and Mitsui Chemicals, Inc. reached an agreement to terminate a contract between the two parties on November 15, 2007.  Under the terms of this contract Mitsui Chemicals, Inc. was obligated to purchase a minimum amount of electronic display materials from Southwall Technologies Inc. throughout 2007.  Due to price sensitivity in the electronic display market, the two companies mutually agreed to a termination of this contract.  As consideration for the termination of this contract, Mitsui Chemicals has paid $2.96 million to Southwall Technologies Inc.  In 2007, Mitsui accounted for $2.247 million in revenue.  In 2006, the EMI filtering film revenue accounted for approximately 25% of Southwall’s sales.  Due to the competitive nature of pricing in this market, the Company expects significantly decreased revenues on an ongoing basis attributable to this product line.

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

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses decreased $2.55 million to $2.12 million compared to $4.67 million for the third quarter ended September 30, 2007 and 2006 respectively. This decrease was primarily due to the departure of the Vice President of Business Development and our Managing Director of Southwall Europe to Sunfilm AG in April 2007, partially offset by the promotion of Dennis Capovilla to President and Michael Vargas to Vice President of General Administration.

Index

Impairment charge (recoveries) for long-lived assets.

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

Other income, net.   Other income, net mainly reflects foreign exchange transaction gains and losses in the third quarter of 2007 and 2006. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. Other income increased $531,000 to $513,000 due to $500,000 received from Sunfilm, compared to loss of $18,000 for the third quarter ended September 30, 2006 and 2007 respectively.

Income (loss) before provision for income taxes. We recorded pre-tax income of $462,000 in the third quarter of 2007 compared to a pre-tax loss of $2.53 million for the third quarter ended September 30, 2006 . This increase was the result of other income of $513,000, a decrease in total operating expenses attributable to a reduction of $2.55 million in selling, general and administrative expenses, $725,000 in research and development expenses, and $263,000 in restructuring charges, partially offset by a $308,000 reduction in recoveries for long lived assets and lower margin from reduced sales and higher reserves due to quality control issues.

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

Our net revenues from our electronic display products decreased by $5.73million, to $2.60 million compared to $8.3 million for the nine months ended September 30, 2007 and 2006 respectively. This decrease was primarily due to the decreased demand from our major display product customer as a result of price sensitivity in the electronic display industry. Due to the competitive nature of pricing in this market, we expect to see significantly decreased revenues from our electronic display product line compared to fiscal 2006. In 2006 our electronic display business comprised approximately 27 of our total sales. Due to the competitive nature of pricing related to EMI filtering film for use in plasma display panels, the Company expects significantly decreased revenues on an ongoing basis.

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

Index

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses decreased $2.83 million to $6.93 million compared to $9.76 million for the nine months ended September 30, 2007 and 2006 respectively. This decrease was primarily due to a $1.71 million accrual for  leasehold improvements expensed in 2006.  In addition, labor and related costs were reduced by approximately $731,000 due primarily to the reduction in the number of employees from 29 to 21 coupled with the transition of the Vice President of Business Development and the Managing Director of Southwall Europe to Sunfilm AG in April 2007, which was partially offset by the promotion of Dennis Capovilla to President and Michael Vargas to Vice President of General Administration.  Legal expenses were reduced by $190,000 in 2007 compared to 2006.  The Company had also settled a legal dispute in 2006 for $130,000.  The Company reduced stock compensation expense by $70,000 in 2007.

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

Income (loss) from operations. Income (loss) from operations increased $4.58 million to a $252,000 operating income compared to a loss of $4.33 million for the nine months ended September 30, 2007 and 2006 respectively. This improvement was due to a decrease of total operating expenses attributable to a reduction of $2.83 million in selling, general and administrative expenses, $2.2 million in research and development expenses, $974,000 in restructuring charges, and $92,000 in impairment charges,

Interest expense, net. Interest expense decreased $79,000 to $471,000 from $550,000 in the nine months ended September 30, 2007 and 2006. The difference was due to payments on outstanding debt.

Other income, net.  Other income, net, includes the receipt of $2.0 million received for milestones met under a Technology Transfer and Service Agreement with Sunfilm AG.  This income was partially offset by a cancellation charge of $484,000 on a machinery order.  Other income, net also reflects foreign exchange transaction gains and losses in the third quarter of 2007 and 2006. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur.  Other income increased $1.40 million to $1.56 million compared to $161,000 for the nine months ended September 30, 2006 and 2007 respectively.

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

Index

Provision for income taxes. The decrease in the provision for income taxes in the nine months ended September 30, 2007 compared to the same period in 2006 is related to lower taxable income in 2007 in our foreign subsidiary, Southwall Europe GmbH, or SEG. In addition, our foreign subsidiary completed an income tax audit for years 1999 to 2002 and incurred additional income tax expense of approximately $ 70 ,000 in the nine months ended September 30, 2006 related to various tax adjustments assessed by the German Tax Authorities for the 1999-2002 years.

For the nine months ended September 30, 2007, the company’s effective tax rate was 29.62%.  This rate differed from the statutory federal rate of 35% primarily due to the impact of the benefit received from a reduction of the valuation allowance on the Company’s deferred tax asset due to the current year US income. The amount of this reduction is approximately $44,000 or 3.2%. The remaining benefit of 2.1% is due to an effective foreign tax rate of 32.9% as compared to the Federal statutory rate of 35%.

For the nine months ended September 30, 2006, the company’s effective tax rate was a provision expense of 15.25%.  This rate differs from the statutory federal rate of 35% primarily due to applying a full valuation allowance on the US deferred tax asset created by the US losses through the first nine months of 2006. The amount of the charge related to this increase in valuation allowance is approximately $2.37 million or 50.3%.  While the company had a worldwide loss of $4.7 million through September 30, 2006, a full valuation allowance is applied against the US tax benefit that results from losses incurred in the US. This full valuation allowance against the US benefit, combined with the German tax on the foreign income for the nine months, creates an overall expense although the company is in a worldwide loss position.

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Federal Statutory Rate	35.0%	35.0%

Permanent Items	0.36%	( 0.08%)

R&D Credit	(3.40)%	0.38%

Foreign Rate Differential	(2.12%)	(0.24%)

Change in Valuation Allowance	(0.22)%	(50.31%)

Effective Tax Rate	29.62%	(15.25%)

Deemed dividend on preferred stock. We accrued $366,000 of deemed dividend on preferred stock in the first nine months of 2007 and 2006, respectively. The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A preferred stock accrues cumulative dividends at the rate of 10% per annum.

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

Our cash and cash equivalents decreased $0.7 million from $5.5 million at December 31, 2006 to $4.8 million at September 30, 2007. Cash provided by operating activities of $0.9 million for the first nine months of 2007 was primarily the result of net income of $0.9 million, non-cash depreciation of $2.1 million, non-cash stock compensation expense of $0.3 million and a decrease in other current and non current assets of $0.2 million, offset by an increase in inventories of $0.4 million, increase in deferred income tax of $0.1 million. Accounts Receivable increased from the quarter ending December 31, 2006 to the quarter ending September 30, 2007 by $2.1 million primarily due to higher sales in the third quarter of 2007 that were not collected by September 30, 2007. As of December 31, 2007, all outstanding receivables as of September 30, 2007 have been subsequently collected. The Company’s DSO increased from 36 days to 57 days respectively.  The driving factor for this dramatic change was the elimination of Mitsui as one of the Company’s main customers, as their payment terms were net 15 days, and receivables for this customer were consistently collected within these terms. The Company’s standard customer payment terms ranges from net 45 to net 60 days.  The Company’s write off of bad debt in the quarter ending December 31, 2006 was $1,623.00. In the nine month period ending September 30, 2007, the Company’s bad debt write off was only $143.00.  Cash used in operations for the first nine months of 2006 of $0.1 million was primarily the result of net loss of $5.4 million and a deferred rent payment of $1.2 million, partially offset by non-cash depreciation of $1.8 million, a decrease in accounts receivable of $2.0 million, a decrease in inventories of $0.6 million, an increase in accounts payable and accrued liabilities of $2.0 million and non-cash stock compensation expense of $0.5 million.

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

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, line of credit, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at September 30, 2007 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Contractual Obligations:

Term debt (1)	$9,406	$1,118	$4,645	$984	$2,659

Term debt Interest (1)	$2,476	$595	$762	$430	$689

Line of credit (1)	3,000	3,000	-	-	-
Line of Credit Interest (1)	98	98
Operating leases (2)	1,752	488	907	357	-
Other Obligations (3)	1,601	1,601
Total contractual cash obligations	$18,333	$6 , 900	$6,314	$1,771	$3,348

(1)	Represents the principal and interest allocations of loan agreements with Portfolio Financing Servicing Company, Bridge Bank and several German banks.

(2)	Represents the remaining rents owed on buildings we rent in Palo Alto and Mountain View, California.

(3)
Represents accumulated dividends accrual on Series A 10% cumulative convertible preferred stock (greater than five years) and 8 month interest accrual for Needham in support of $3 million line of credit at 12.8% per annum (less than one year).

Interest obligations relating to term debt and the revolving line of credit with Bridge Bank declined for the nine month period ending September 30, 2006 to September 30, 2007 from $725 thousand to $670 thousand respectively.  The 2007 expense includes the pro rata interest due to Needham as described in item 3 above for 2007 and 2008 obligations.

Index

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

Index

PART II--OTHER INFORMATION

Item 1--Legal Proceedings

Not applicable.

Item 1A—Risk Factors

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10K for the year ended December 31, 2006 and filed with the SEC on April 2, 2007 and in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 .

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

Item 4--Submission of Matters to a Vote of Stockholders

None

Item 5--Other Information

The Company has sold a highly specialized EMI filtering film for use in Plasma Display Panels under an exclusive Manufacturing and Supply Agreement to our customer, Mitsui Chemicals, for over 4 years; this agreement expires at the end of 2007. In 2006 this contract represented 25% of our business. Due to increased price sensitivity Mitsui Chemical and Southwall Technologies, Inc. are currently finalizing an agreement to terminate their contract on terms favorable to both parties.

Item 6--Exhibits

(a) Exhibits

Exhibit
Number	Item

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350

10.1	Mitusi Chemicals, Inc. Amendment

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: Febuary 5, 2008
Southwall Technologies Inc.

	By:	/s/ R. Eugene Goodson
Dr.. R. Eugene Goodson
Principal Executive Officer
Executive Chairman
	By:	/s/ Mallorie Burak
Mallorie Burak
Chief Accounting Officer