Form 10-K
period 2007-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2008-03-31
CIK 813619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on June 29, 2007 (based upon the closing sales price of the Common Stock on the Over-the-Counter Bulletin Market on such date) was $12,873,656.46.  For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of June 29, 2007, and Common Stock held by officers and directors of the registrant has been excluded because such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

The number of shares of the registrant's Common Stock outstanding on March 1, 2008 was 27,819,622.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Registrant’s Proxy Statement	III
for the Annual Meeting of Stockholders to
be held May 15, 2008

SOUTHWALL TECHNOLOGIES INC.
2007 ANNUAL REPORT ON FORM 10-K

Cautionary Statement For the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

As used in this report, the terms "we," "us," "our," "Southwall" and the "Company" mean Southwall Technologies Inc. and its subsidiary, unless the context indicates another meaning. This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 that are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, or similar terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include, without limitation, statements relating to:

•	our strategy, future operations and financial plans ;

•	our revenue expectations;

•	the continued trading of our common stock on the Over-the-Counter Bulletin Board Market;

•	future applications of thin film coating technologies;

•	our development of new technologies and products; including the early stage of our development of products for use in solar power generation;

•	the properties and functionality of our products;

•	our expectation for the continued decline in our sales of electronic display products due to increased price sensitivity in this market;

•	our expectations for future grants, investment allowances and bank guarantees from local and federal governments in Germany;

•	our projected need for additional borrowings and future liquidity;

•	our ability to implement and maintain effective internal controls and procedures;

•	size of and the markets into which we sell or intend to sell our products;

•	our intentions to pursue strategic alliances, acquisitions and business transactions;

•	the possibility of patent and other intellectual property infringement;

•	our opinions regarding energy consumption and the loss of energy through inefficient glass;

•	pending and threatened litigation and its outcome;

•	our competition; and

•	our projected capital expenditures.

You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors" below. These and other factors may cause our actual results to differ materially from any forward-looking statement. Although we believe the expectations reflected in our forward-looking statements are reasonable as of the date they are being made, we cannot guarantee our future results, levels of activity, performance or achievements. Moreover, we do not assume any responsibility for the future accuracy and completeness of these forward-looking statements.

XIR®, XUV®, Triangle Design®, Superglass®, Heat Mirror®, California Series, Solis®, ETCH-A-FLEX®, and Southwall® are registered trademarks of Southwall. V-KOOL® is a registered trademark of V-Kool International Holdings Pte. Ltd. All other trade names and trademarks referred to in this Annual Report on Form 10-K are the property of their respective owners.

PART I

(dollar amounts in thousands, except per share data)

ITEM 1. BUSINESS

Overview

Southwall is a developer and manufacturer of high performance, energy-saving films and glass products for both the architectural and automotive domestic and international markets.  Founded in response to the oil embargo of 1973, Southwall remains committed to its mission of developing innovative products that improve energy efficiency and decrease carbon emissions which reduce the use of oil and electricity in the heating and cooling of buildings and vehicles.  In addition to our core energy conservation markets, we continue to explore new markets that can benefit from our 25 years of thin-film technology and roll-to-roll processing innovation.

In 2007, our net revenues were $37,733, a 6.2% decline from net revenues of $40,209 in 2006, primarily due to the decline in our sales to the electronics display market.  In 2007, automotive glass products generated 40% of our net revenue, applied window film products generated 37% of our net revenue, architectural glass products generated 16% of our net revenue, and electronic displays generated 7% of our net revenue.

For the past four years, we have sold a highly specialized electromagnetic interference (“EMI”) filtering film for use in plasma display panels for televisions under an exclusive Manufacturing and Supply Agreement to our customer, Mitsui Chemicals, Inc.  Under the terms of this agreement, Mitsui Chemicals has been obligated to purchase minimum annual amounts of electronic display materials from us. This agreement was scheduled to expire at the end of 2007. Due to price sensitivity in the electronic display market, in November 2007, we agreed with Mitsui Chemicals to terminate this agreement. As consideration for the termination of this agreement, Mitsui Chemicals paid us $2,959.  In 2007 and 2006, Mitsui Chemicals accounted for approximately $2,432 and $9,876 in revenue, respectively.  In 2006, the EMI filtering film revenue accounted for approximately 27% of our net revenues versus 7.1% of our net revenues in 2007.  Due to ongoing price competition in this market, we expect revenues attributable to this product line to continue to decline.

In 2007 we substantially completed the restructuring that commenced in 2006. As part of the restructuring, all manufacturing was consolidated to our facility in Dresden, Germany and a significant portion of our engineering development work was transferred to Dresden, Germany in an effort to improve efficiency and control costs.

In 2007, we entered into a new financing arrangement with Bridge Bank, N.A. and retired our debt with Wells Fargo HSBC.  At year end, the line of credit with Bridge Bank, N.A. had been repaid and no outstanding debt associated with this credit line existed.  Our line of credit with Bridge Bank N.A. expired on March 28, 2008 and we are currently negotiating a new credit facility.  However, there can be no assurance that we will obtain a new line of credit and on acceptable terms if at all.

Additional Information

We maintain a website with the address of www.southwall.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, and amendments, if any, to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to the rules of the SEC. You may read and copy any material that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Southwall, that file electronically with the SEC.

Industry Background

Large area, single layer, thin film coatings were developed in the early 1960s using vacuum evaporation, a less precise precursor to the process currently used called sputter coating. As a result of technological developments in the early 1970s, multi-layer coatings for large substrates became possible. Sputter coating based on these developments is used today in many applications in which high quality, uniform coatings need to be deposited on large surfaces or on many smaller surfaces simultaneously. Examples of sputter coating include depositing various metal and metal oxide layers on wafers in the semiconductor and hard disk industries, and optical coatings on transparent surfaces in the automotive glass, architectural glass and electronic display markets.

Thin film coatings are used in a wide variety of applications to control the flow of energy and the transmission and reflection of light. Thin film coatings can modify the transmission, reflection and absorption of both visible and non-visible light, such as infrared and ultra-violet light, to enhance the performance and characteristics of the coated material.

Thin film coating methods

The three most common methods for commercially producing thin film coatings on glass and flexible substrates are:

Wet coating. The wet coating process generally involves depositing a thin layer of material onto glass by a spin coating technique or onto a flexible substrate, or film, by a number of different methods. In the case of spin coating, which is sometimes used for computer display tubes, or CDTs, a small amount of liquid is placed at the center of a spinning CDT, forcing the liquid from the center towards the outside edge. Once a uniform thin layer of liquid is applied, the layer is bake-dried at a moderate temperature. In the case of film coating, a thin layer of liquid material is applied to the surface of plastic film and then dried by means of thermal or direct radiation. This process is generally less expensive than sputter coating, but generally yields coatings with lower quality optical and mechanical characteristics.

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

Sputter coating onto flexible film substrates. The sputter coating process, which is the process we primarily employ, deposits a thin layer of material, generally metals and metal oxides, onto the surface of a flexible substrate, usually polyester. The substrate can then either be laminated in or applied to glass or suspended between panes of glass. The substrate can be applied to both flat glass and curved glass, such as is used in automotive applications.

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

Markets

The primary markets for the thin film coated substrates that we manufacture are the automotive glass, architectural glass and applied window film markets. Advances in manufacturing processes coupled with improved thin film deposition technologies are improving performance and reducing production costs, allowing thin film coated substrates to more cost-effectively address these markets.  We also sell our thin film coated substances in the electronic display market, but our sales into this market have been decreasing due primarily to price competition among manufacturers of plasma televisions. As a result, in November 2007, we reached an agreement with Mitsui Chemicals, Inc. to terminate our Manufacturing and Supply Agreement with Mitsui Chemicals.  We believe that the low margins in this market will prevent us from obtaining any new plasma television contracts.

Automotive glass products

The thin film coated substrates we sell in this market reflect infrared heat. These coatings allow automobile and truck manufacturers to use more glass and increase energy efficiency by reducing the demand on a vehicle's air conditioning system, as well as improve thermal comfort for passengers in the vehicle. Thin film coated substrates in this market are sold primarily to original equipment manufacturers, or OEMs, that produce glass for sale to European manufacturers of new cars and trucks for worldwide distribution.

Nearly all automotive glass in the world uses some degree of tint or coloration to absorb light and solar energy, thus reducing solar transmission into the vehicle. This tint is usually created through the mixing of inorganic metals and metal oxides into the glass as the glass is produced. The cost of adding these materials is very low, but the solar control benefit is limited because solar energy is absorbed in the glass, causing the glass to heat up, which eventually increases the temperature inside the vehicle.

Architectural glass products

Climate change has become a global concern. Buildings account for a significant amount of the world’s total energy consumption and carbon emissions, a material amount of which can be attributed to the energy lost through inefficient glass. Window glass is a poor thermal barrier; thus, one of the primary sources of heat build-up and loss in buildings is through the glass windows. The thin film coated substrates we sell to glass manufacturers in this market are primarily used to improve insulation performance by controlling the transmission of heat through window glass, as well as to limit ultra-violet light damage.

Applied Window Film products

The thin film coated substrates we sell in this market are similar to the films sold into the OEM automotive and architectural glass markets, but include other product characteristics that allow these film products to be applied to existing windows.  Applied films are used for retrofit application to the inside surface of architectural and automotive windows and are sold in the aftermarket through resellers who install the film.

Electronic display products

The thin film coated products we have sold in this market primarily enhance the light output of liquid crystal display (LCD) screens used in notebook personal computers and increase the performance of high resolution touch panel screens used in cell phones and personal data assistants (PDAs). Thin film coated substrates in this market are generally sold to OEMs.  Due to price competition among manufacturers of plasma televisions, our plasma display revenue has declined and is expected to continue to decline in this market.  In November 2007, we reached an agreement with Mitsui Chemicals to terminate our Manufacturing and Supply Agreement.  We believe that the low margins in this market will prevent the Company from seeking or obtaining any new plasma television contracts.

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

Intellectual Property

Protection of our intellectual property is critical to maintaining our competitive position. We have 29 issued patents and 12 patent applications pending in the United States, approximately 34 patent applications pending outside the United States that cover materials, processes, products and production equipment. Our issued patents have expiration dates ranging from 2009 to 2020.  We also seek to avoid disclosure of our know-how and trade secrets through a number of means, including limiting access to our proprietary information to those persons who need to know the information to perform their tasks and requiring those persons with access to our proprietary information to execute nondisclosure agreements with us. We consider our proprietary technology, as well as our patent protection, to be an important competitive factor in our business.

Products

The following table describes the markets into which we sell our products, the applications our products serve, the categories of our various products, key features of our various products and representative customers in each of our markets and for our product categories.

MARKET	APPLICATION	FILM PRODUCTS	KEY FEATURES	REPRESENTATIVE CUSTOMERS

Automotive glass	Solar control for windshields, side windows, and back windows	Infrared Reflective (XIR 70 and XIR 75)	Transmits 70% or 75% visible light Reflects 85% of infrared heat energy	Saint Gobain Sekurit Pilkington PLC AGC Automotive Americas Guardian Glass

Architectural glass	New and retrofit residential and commercial windows and doors	Suspended Heat Mirror	Improves energy efficiency: cool in summer; warm in winter UV blocking Noise reducing	Kensington Windows Gulf Glass Industries ECO Insulating Glass

	Commercial buildings	Laminated (XIR)	Infrared reflecting UV blocking Cool in summer Noise reducing	Gulf Glass Industries Cristales Curvados Procesadora de Jalisco SA

Applied window film	Automotive and architectural glass for after-market installation	Solis/V-KOOL Hüper Optik	Transmits up to 75% visible light Reflects up to 85% of infrared heat energy	V-Kool International Huper Optik

Solar	Concentrated solar thermal (CSP) reflector systems Flexible, thin film photovoltaic modules	Reflective Silver Transparent Conductive (TCO)	High reflectivity Lightweight High transparency and Conductivity Flexible	SkyFuel/ReflecTech Konarka

Electronic display	Liquid crystal display (LCD) monitors and touch screens for notebook PCs, cell phones and PDAs	Reflective Silver ITO	Enhance light output High transparency/conductivity	Flextronics/Multek Dontech

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

Our XIR coated solar-control films are transparent, sputter-coated, polyester films used in laminated glass for automobiles. The films have a patented, transparent solar-control coating on one side and a proprietary adhesion-promotion layer on the other.  We sell our XIR coated solar-control films primarily to OEMs that produce glass for sale to European manufacturers of new cars and trucks for worldwide distribution.

Our net revenues from sales of automotive glass products were $15,113, $13,433 and $19,647 in 2007, 2006 and 2005, respectively.

Architectural glass products

Windows containing our Heat Mirror films have approximately two to five times the insulating capacity of conventional double-pane windows, helping to lower annual energy costs and reducing carbon emissions from the building. They also provide high levels of solar shading while transmitting a high percentage of visible light. In addition, our products offer ultra-violet protection and reduce noise and condensation. Our products allow architectural glass manufacturers to improve insulation without adding the weight of numerous panes of glass that are impractical to lift and cannot be supported by a structure's frame. This drives the need for thin film inside the glass that is a high performance insulator at a fraction of the weight of the glass.

Suspended Heat Mirror films.  Heat Mirror films, which are sold in rolls to window manufacturers, are suspended in the airspace between sealed double-pane residential and commercial windows. We have also developed proprietary film-mounting technology, which we license to window fabricators. We have licenses with approximately 50 window fabricators in approximately 20 countries for the sale of our suspended Heat Mirror Films and the license of our film-mounting technology. We currently offer 11 different Suspended Heat Mirror films for architectural applications.

Laminated films. Our thin film coated flexible substrates are laminated between panes of glass and perform similarly to our XIR solar control films for automobiles. This film is currently sold primarily to fabricators of laminated window glass for large commercial building applications such as airports, office buildings, and museums.  We have licenses with approximately 20 fabricators in approximately 15 countries for the sale of this architectural film product.

Our net revenues from sales of architectural products were $5,957, $5,528 and $5,934 in 2007, 2006 and 2005, respectively.

Applied Window Film Products

Our aftermarket applied window film is sold pursuant to an exclusive worldwide license contained in our distribution agreement with V-Kool International and its subsidiaries, V-KOOL, Hüper Optik and iQue.  The automotive glass and architectural glass aftermarket use our XIR and other patented coating technologies. These products are applied to existing windows and have a protective hard coat over the patented, transparent solar-control coating on one side and an adhesion layer on the other.

Our net revenues from sales of aftermarket applied window film products were $13,989, $10,449 and $15,134 in 2007, 2006 and 2005, respectively.

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

Our net revenues from sales of electronic display products were $2,674, $10,799 and $14,039 in 2007, 2006 and 2005, respectively.  Due to price competition among manufacturers of plasma televisions, our revenue from this market has declined and is expected to continue to decline.  For the past four years, we have sold a highly specialized EMI filtering film for use in plasma display panels for televisions under an exclusive Manufacturing and Supply Agreement to our customer, Mitsui Chemicals, Inc.  Under the terms of this agreement, Mitsui Chemicals has been obligated to purchase minimum annual amounts of electronic display materials from us.  As a result of price sensitivity which led to a decreased demand for our product in the electronic display market, we agreed with Mitsui Chemicals to terminate this agreement in November, 2007.  In consideration of our termination of their obligations under this agreement, Mitsui Chemicals paid us $2,959.  In 2007 and 2006, Mitsui Chemicals accounted for approximately $2,432 (6.4% of our revenue) and $9,876 (24.6% of our revenue) of revenue, respectively.  In 2006, the EMI filtering film revenue accounted for approximately 27% of our net revenues versus 7.1% of our net revenues in 2007.  Due to ongoing price competition in this market, we expect revenues attributable to this product line to continue to decline.

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

We sell a finished, applied window film product to Novamatrix, who markets the product under three brands:  V-KOOL, Hüper Optik and iQue for the automotive and architectural markets through a worldwide distribution network of companies owned by or affiliated with V-Kool International.

International Revenues

International revenues amounted to approximately 77%, 68% and 74% of our net revenues during 2007, 2006 and 2005, respectively. The principal foreign markets for our products were Germany and France, accounting for approximately $8,824, $6,781 and $14,701, respectively, in net revenues in 2007, 2006 and 2005 and the Pacific Rim other than Japan, accounting for $10,925, $7,997 and $10,461 in 2007, 2006, and 2005 respectively.

Customers

We have created glass products which fill the needs of certain customers who require a superior quality product.  Therefore our customers represent a small portion of the overall automotive and architectural glass market.

Automotive Glass and Architectural Glass Market

Our customers are suppliers in the automotive glass industry, including Saint Gobain Sekurit, Pilkington PLC, and Asahi India Glass Ltd, who sell glass to OEM automobile manufacturers, including DaimlerChrysler, Renault, Audi, BMW, Volvo, Volkswagen and the PSA Group (which includes Peugot and Citroen).

Our aftermarket applied film in the automotive and architectural glass markets is sold pursuant to an exclusive worldwide license contained in our distribution agreement with V-Kool International. Under our agreement, V-Kool International agreed to purchase a set amount of our products during the term of the agreement subject to volume and quality standards. Our failure to produce required amounts of product under the distribution agreement will result in penalties under which we would be required to reimburse V-Kool International for the full cost of any product not timely delivered.  Each year for the duration of the agreement, V-Kool International is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. V-Kool International was obligated to purchase approximately $12,200 of products in 2007. During 2007, V-Kool International purchased approximately $12,100 of product. V-Kool International is obligated to purchase at least $13,400 from us in 2008.

Customers for Architectural Glass, New and Retrofit

Our customers are suppliers to the architectural glass industry, including:  Kensington Windows, Gulf Glass Industries, PFG Building Glass, Nakajima Glass, ECO Insulating Glass, Alpen Glass and about 60 other companies worldwide. These customers manufacture and supply insulated glass units (IGUs) or laminated glass that incorporates our films. Additionally, a significant portion of the aftermarket applied film that we sell to V-Kool International under our distribution agreement is installed on architectural glass in homes and buildings. Our customers represent a small portion of the worldwide architectural glass market.

Electronic Displays

Our customers in the electronic display market had included Mitsui Chemicals and a number of small accounts. Sales to Mitsui Chemicals represented $2,432 or 6.4% of our net revenues in 2007, $9,876 or 24.6 % of our net revenues in 2006 and $12,436 or 23% of our net revenues in 2005. Due to the increased price sensitivity in the plasma television display category, we terminated our Manufacturing and Supply Agreement with Mitsui Chemicals in November 2007.

A small number of customers have accounted for a substantial portion of our revenues. Our ten largest customers accounted for approximately 78%, 77% and 81% of our net revenues in 2007, 2006 and 2005, respectively. During 2007, V-Kool International, Saint Gobain Sekurit, Huper Optik International, a subsidiary of V-Kool International, Pilkington PLC, and Mitsui Chemicals accounted for 32.1%, 11.4%, 11.2%,10.1% and 6.4%, respectively, of our net revenues. During 2006, Mitsui Chemicals, Saint Gobain Sekurit, V-Kool International and Pilkington PLC accounted for 24.6%, 8.5%, 20.0% and 9.5%, respectively, of our net revenues. During 2005, Mitsui Chemicals, Saint Gobain Sekurit, Pilkington PLC and V-Kool International accounted for 22.7%, 19.8%, 7.1% and 19.5%, respectively, of our net revenues. Because of our fixed costs, the loss of, or substantial reduction in orders from, one or more of these customers would have a material adverse effect on our revenues, profitability and cash flow. The loss of Mitsui Chemicals as a customer for our electronic display products has had and will continue to have a material adverse effect on our revenues, profitability and cash flow.

The timing and amount of sales to many of our customers depends on sales levels and shipping schedules for the OEM products into which our products are incorporated. We have no control over the shipping dates or volume of products shipped by our OEM customers, and we cannot be certain that they will continue to ship products that incorporate our products at current levels or at all.  In addition, we rely on our OEM customers to timely inform us of opportunities to develop new products that serve end-user demands.

Research and Development

Our research and development activities are focused on the development of new proprietary products, thin film materials science, deposition process optimization and automation and applied engineering. Our research and development expenditures totaled $4,505, $6,782 and $5,104, or approximately 11.9%, 16.9% and 9.3% of net revenues in 2007, 2006 and 2005, respectively.

Historically, our research and development efforts have been driven by customer requests for the development of new applications for thin film coated substrates. To meet the future needs of our customers, we continually seek to improve the quality and functionality of our current products and enhance our core technology. In 2003, we developed a new conductive film to satisfy Class B infrared shielding requirements for plasma display.  In 2004, the Class B film was sold in substantial quantities for the first time for use in plasma display panels for televisions sets. In 2005, we began development and sampling of a new class of films with improved performance that we believe will be beneficial across our product lines.  In 2007, we successfully introduced a new and enhanced window film product.  We also began developing Indium Tin Oxide (ITO) conductive coatings for a rapidly expanding touch panel market, and we initiated research and development into thin film technology that we anticipate will enable us to introduce products for new applications and markets. We cannot guarantee that we will be successful in developing or marketing these applications or that our films will continue to meet the demanding requirements and the changing technology of the markets we serve.

In 2005, we invested in additional engineering resources to support our increased focus on new products and technologies. This investment enabled us to launch in 2007 our new product for the Window Film market and develop a number of promising technologies for potential new markets. As part of our cost control effort in 2007, we reduced our total research and development costs and narrowed our development focus to concentrate our resources on the development of products with lower investment risks. To facilitate this cost reduction and focus, we reduced our engineering force in Palo Alto and transferred some portion of the development work to our Dresden facility. We will continue to develop new products in both Palo Alto and Dresden.  There can be no assurance as to the future revenue or income from new products.

Integration

The Company is currently pursuing strategic alliances that may result in vertical integration of our products in the production and distribution channels.  However, there can be no assurances with respect to future revenue or income pertaining to these alliances, if any at all.

Manufacturing

The table below provides information about our current production machines and the class of products that each was tooled to produce in 2007.

Location	Primary Markets For Current Production	Year Commercial Production Initiated	Estimated Annual Capacity (Millions of Sq. Ft.) (1)
Palo Alto	Research and Development	1982	8.0
Dresden	Automotive, architectural, electronic display and window film	2000	48.0

_________________________________

(1)
Estimated annual capacity represents our estimated yields based on our historical experience and anticipated product mix. The amount of product for which we receive orders and which we actually produce in any year may be materially less than these estimates.

On January 19, 2006, we commenced restructuring actions with the goal of improving our cost structure for 2006 and beyond. These actions included the closure of our Palo Alto, California manufacturing facility in the first half of 2006. We scrapped one and sold two of our production machines (PM 1, PM 4A and PM 4B) used for manufacturing in Palo Alto. We currently use PM2 for research and development in Palo Alto. We transferred our U.S. manufacturing operations to our site located near Dresden, Germany in the first half of 2006.

Although our production systems are built by outside vendors, we work closely with our vendors on the design for our production machines. Our experience with designing production systems is critical for the proper construction of these machines. Once a new machine is installed and accepted by us, our engineers are responsible for transitioning the system into commercial production to help ensure stable manufacturing yields.  Currently we have sufficient production capacity to meet our customers’ requirements.

Dresden, Germany Facility

We own a production facility in Großröhrsdorf, Germany, near the city of Dresden.  This facility is ISO 9001/2000 certified.  The facility has three production machines and manufactured approximately 60% of our products during the first half of 2006 and nearly 100% of our products during the second half of 2006 and during all of 2007.

Environmental Matters

We use potentially hazardous materials in our research and manufacturing operations and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing emissions and the storage, use and disposal of wastes. We contract with outside vendors to collect and dispose of waste at our facilities in compliance with applicable environmental laws. In addition, we have in place procedures that we believe enable us to deal properly with the gasses emitted in our production process, and we have implemented a program to monitor our past and present compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations may require us to make substantial expenditures in connection with our air and water emissions and with our use, treatment and disposal of hazardous materials. Further, our failure to comply with current or future laws and regulations could subject us to substantial penalties, fines, costs and expenses.

Suppliers and Subcontractors

We manufacture our products using materials procured from third-party suppliers. We obtain certain of these materials from limited sources. For example, the substrate we use in the manufacture of our Heat Mirror products is currently available from one main qualified source, Teijin Limited. The loss of our current source of supply would adversely affect our ability to meet our scheduled product deliveries to customers. Alternative sources of supply are being pursued; however, it takes approximately 18 to 24 months for us to qualify a new supplier and we may not be able to successfully develop such sources.  In addition, increases in prices charged by our suppliers could force us to raise prices on our products or lower our margins, which could have a material adverse effect on our operating results.

We rely on third-party subcontractors to add properties, primarily adhesives, to some of our products. There are only a limited number of qualified subcontractors that can provide some of the services we require. A significant increase in the price charged by one or more of our subcontractors could force us to raise prices on our products or lower our margins, which could have a material adverse effect on our operating results.

Furthermore, our production machines are large, complex and difficult to design and produce. It can take up to a year from the time we order a machine until it is delivered. Following delivery, it can take us, with the assistance of the manufacturer, up to six additional months to test and prepare the machine for commercial production. There are a limited number of companies that are capable of manufacturing these machines to our specifications. Our inability in the future to have new production machines manufactured and prepared for commercial production in a timely manner would have a material adverse effect on our business.

Backlog

Our backlog primarily consists of purchase orders for products to be delivered within 90 days. As of February 29, 2008 and February 28, 2007, we had a backlog of orders for shipment over the following 12 months of approximately $10,212 and $7,900, respectively. We expect to ship the entire backlog listed as of February 29, 2008 during 2008.  These are firm orders and are not subject to cancellation.

Competition

The thin film coatings industry and the markets in which our customers compete experience rapid technological change, especially the electronic display market. Adoption by our competitors of new equipment or process technologies or the development by our competitors of new products could adversely affect us. We have a number of present and potential competitors, including our customers who could develop products and processes that replace ours, many of which have greater financial resources and greater selling, marketing and technical resources than we possess.

Automotive glass market. Large, worldwide glass laminators typically have divisions selling products to the commercial flat glass industry and provide solar control products in the automotive OEM market. We face technological competition from companies, such as PPG Industries, Pilkington PLC, Saint Gobain Sekurit, Asahi, Guardian, and Glaverbel that have direct-to-glass sputtering capability. We may also be subject to future competition from companies that are able to infuse glass with solar control properties. We estimate that in 2007 our coated substrates were used in less than 1% of the total worldwide automotive OEM glass produced.

Architectural glass market. Products that provide solar control and energy conservation have been available to this market for approximately 25 years. Since our introduction of our Suspended Heat Mirror film products in 1979, large glass producers, such as Guardian, PPG Industries, Apogee Enterprises, Pilkington PLC , Saint Gobain Sekurit, and Asahi, have produced their own direct-to-glass sputtered products that provide solar control and energy conservation similar to our Suspended Heat Mirror products. We estimate that in 2007 our coated substrates were used in less than 1% of the glass used worldwide in residential and commercial buildings.

Applied window film market. In the applied film segment of the market, companies such as 3M, Bekeart, CP Films (a subdivision of Solutia), and Lintec Inc. produce competitive solar control products that are widely accepted in the market.  We estimate that in 2007 our applied window films were used in less than 1% of the total worldwide applied film market.

Electronic display market. The electronics display market, specifically the plasma television display market, has become a price sensitive low margin market.  As a result, in November, 2007, we reached an agreement with Mitsui Chemicals to terminate our Manufacturing and Supply Agreement with Mitsui Chemicals.  In 2007 Mitsui Chemicals represented $2,432 of our net revenue.  We estimate that in 2007 our sales to the electronic display market were less than 1% of the worldwide market share.

Basis of competition

We believe we compete principally on the basis of:

•	Proprietary thin film sputtering process knowledge and proprietary control systems;

•	Our extensive thin film materials expertise and optical design capabilities;

•	Our state-of-the-art coating facility in a low-cost labor environment, which receives significant financial support from local and federal governments in Germany;

•	The quality of our products; and

•	Our ability to easily alter the format of our products, providing our customers with inventory versatility and higher production yields.

Quality Claims

We accept sales returns for quality claims on our products. We believe this returns plan is competitive for the markets in which those products are sold. The nature and extent of these quality claims depends on the product, the market, and in some cases the customer being served. We carry liability insurance. However, our insurance does not cover quality claims.

Employees

As of December 31, 2007, we had 124 employees, of whom 18 were engaged in engineering, 70 in manufacturing, 16 in sales and marketing, 2 in purchasing and 18 in general management, finance and administration. We are highly dependent upon the continuing services of certain technical and management personnel. None of our employees are represented by labor unions. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS

(amounts in thousands, except per share data)

Financial Risks

Our working capital position, financial commitments and historical performance may raise doubt about our ability to have positive earnings in the future and will be an impediment to our obtaining financing.

We incurred net losses in 2006 and we may incur losses in the future. These losses, together with our working capital position, our debt service and other contractual obligations at December 31, 2007, our past failure to comply with covenants in our financing agreements and our voluntary delisting from NASDAQ in March 2004 will make it difficult for us to secure additional debt financing on favorable terms or at all.  We intend to seek additional borrowings or alternative sources of financing; however, difficulties in borrowing money or raising other forms of financing could have a material adverse effect on our operations, planned capital expenditures and ability to comply with the terms of government grants.

Covenants or defaults under our credit and other loan agreements may prevent us from borrowing or force us to curtail our operations.

As of December 31, 2007, we had total outstanding obligations under our loan agreements of $9,426. Our current credit facilities contain financial covenants that require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these operating covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures.  In the past, we have failed to comply with certain financial performance covenants. Many of these loans contain provisions that permit the lender to declare the loans immediately due if there is a material adverse change in our business. These credit facilities also contain events of default that could require us to pay off indebtedness before its maturity.  The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity. Our inability to make timely payments of interest or principal under these facilities or our failure to comply with financial performance or operating covenants will constitute a default under these facilities and will entitle the lenders to accelerate the maturity of the outstanding indebtedness.  Any such default will likely prevent us from borrowing money under existing credit facilities, securing additional borrowings or functioning as a going concern.

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

In connection with our current borrowing facilities and financing arrangements, we have granted security interests in and liens on substantially all of our assets, including our production machines and our Dresden, Germany facility, to secure the loans. If we default under our secured credit facilities, and our senior lenders foreclose on one or more of those machines, our ability to produce product would be materially impaired. Our revenues, gross margins and operating efficiency would also be materially adversely affected. Our obligations under our secured credit facilities contain cross-default and cross-acceleration provisions and provisions that allow the lenders to declare the loans immediately due if there is a material adverse change in our business. If we default under the credit facilities or financing arrangements, the lenders could declare all of the funds borrowed there under, together with all accrued interest, immediately due and payable. If we are unable to repay such indebtedness, the lenders could foreclose on the pledged assets. If the lenders foreclose on our assets, we would be forced to significantly curtail or even cease our operations.

Our quarterly revenue and operating results are volatile and difficult to predict.

Our quarterly revenue and operating results may vary depending on a number of factors, including

•
fluctuating customer demand, which is influenced by a number of factors, including market acceptance of our products and the products of our customers by end-users, changes in product mix, and the timing, cancellation or delay of customer orders and shipments;

•	the timing of shipments of our products by us and by independent subcontractors to our customers;

•
manufacturing and operational difficulties that may arise due to, among other things, quality control, capacity utilization of our production machines, unscheduled equipment maintenance and repair, and the hiring and training of additional staff;

•	our ability to enhance our products, improve our processes and introduce new products on a timely basis;

•
competition, including the introduction or announcement of new products by competitors, the adoption of competitive technologies by our customers, the addition of new production capacity by competitors and competitive pressures on prices of our products and those of our customers and

•	product returns and customer allowances stemming from product quality defects and the satisfaction of product warranty claims.

We expect to be subject to increased foreign currency risk in our international operations.

In 2007, 2006 and 2005, approximately 42%, 30% and 32% of our net revenues, respectively, were denominated in euros,  including sales to one of our largest customers, V-Kool International, a global automotive glass manufacturer. In addition, other customers may request to make payments in foreign currencies. Also, certain transactions with foreign suppliers are denominated in foreign currencies, including the Japanese Yen in 2007.

A strengthening in the dollar relative to the currencies of those countries in which we do business would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability and cash flows. These fluctuations could also cause prospective customers to cancel or delay orders because of the increased relative cost of our products. During 2007 and 2006 the dollar continued to weaken against selected foreign currencies which has impacted our cost of doing business.

Our suppliers and subcontractors may impose more stringent payment terms on us.

As a result of our financial performance, our suppliers and creditors may impose more stringent payment terms on us, which may have a material adverse effect on our financial performance and our liquidity.  For example, one of our subcontractors has required us to provide it with a security interest in all of our inventory held by it and has limited the amount of unpaid invoices we may have outstanding with it at any time.

A weak economic environment could impact our revenue.

A decline in the demand for automobiles or weakness in new real estate construction could reduce the demand for our automotive and architectural products. We sell a substantial portion of our products to a relatively small number of original equipment manufacturers, or OEMs. The timing and amount of sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products into which our products are incorporated. Failure of our customers to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business.

Operational Risks

We depend on a small number of customers for nearly all of our revenues, and the loss of a large customer could materially and adversely affect our revenues or operating results.

Our ten largest customers accounted for approximately 78%, 77% and 81% of net revenues in 2007, 2006 and 2005, respectively. We expect to continue to derive a significant portion of our net revenues from this relatively small number of customers. Accordingly, the loss of Mitsui Chemicals (6.4% and 24.6% of revenues in 2007 and 2006 respectively) has had and will continue to have a material adverse effect on our business and the loss of any other large customer will hurt our business.  The deferral or loss of anticipated orders from a large customer or from a number of small customers will materially reduce our revenue and operating results.

Some of our largest automotive glass customers have the resources to develop products competitive with ours; if they do so, our revenues and operating results would be materially and adversely affected.

Some of our largest automotive glass customers have used a technology—direct-to-glass sputtering—as an alternative to our window films. The continued or expanded use of this technology by our automotive glass customers would have a material adverse effect on our results of operations and financial position.  Many of our customers also have the financial and technical resources to develop products competitive with ours.  If any of our customers develop any such competitive products, our revenues and operating results would be materially and adversely affected.

We must continue to develop new products or enhance existing products on a timely basis to compete successfully in a rapidly changing marketplace.

Our future success depends upon our ability to introduce new products, improve existing products and processes to keep pace with technological and market developments, and to address the increasingly sophisticated and demanding needs of our customers, especially in the automotive and architectural markets. Technological changes, process improvements or operating improvements that could adversely affect us include:

•	changes in the way coatings are applied to alternative substrates such as tri-acetate cellulose, or TAC;

•	the development of new technologies that improve the manufacturing efficiency of our competitors;

•	the development of new materials that improve the performance of products that could compete with our products;

•
improvements in the efficiency and resulting product quality of alternatives to the sputtering technology we use to produce our products, such as plasma enhanced chemical vapor deposition, or PECVD and

•	the development of competing technologies to our anti-reflective and silver reflector films for liquid crystal displays in the flat panel display industry.

Our research and development efforts may not be successful in developing products in the time, or with the characteristics, necessary to meet customer needs. If we do not adapt to technological changes or implement process or operating improvements, our competitive position, operations and prospects would be materially adversely affected.

Our ability to successfully identify suitable target companies and integrate acquired companies or technologies may affect our future growth.

A potential part of our continuing business strategy is to consider acquiring companies, products, and technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer other growth opportunities. Our ability to successfully complete acquisitions requires that we identify suitable target companies, agree on acceptable terms, and obtain acquisition financing on acceptable terms. In connection with these acquisitions, we could incur debt, amortization expenses relating to identified intangibles, impairment charges relating to goodwill or merger related charges. We might also issue shares of capital stock as partial or full payment of the purchase price for a target company that would dilute our current shareholders' interest as a percentage of ownership or in net book value per share. Given our current level of indebtedness and our current overall financial condition, there can be no assurance that we will be able to secure any acquisition financing upon acceptable terms, if at all.  Even if we successfully identify, finance the acquisition price and acquire suitable target companies or products, the success of any acquisitions will depend upon our ability to integrate acquired operations, retain and motivate acquired personnel, and increase the customer base of the combined businesses. We may not be able to accomplish any or all of these goals. Any future acquisitions would involve certain additional risks, including:

•	difficulty integrating the purchased operations, technologies, or products;

•	unanticipated costs, which would reduce our profitability;

•	diversion of management's attention from our core business;

•	potential entrance into markets in which we have limited or no prior experience; and

•	potential loss of key employees, particularly those of the acquired business.

If one of our customers is able to enforce a European automotive film patent, we may be restricted from using the methods present in such patent to produce some of our products or we could be required to pay license fees that would substantially increase our costs.

On March 3, 2005, the European Patent Office allowed a European patent owned by Pilkington Automotive GmBH entitled "Method for producing a laminated glass pane free of optical obstruction caused by warping, use of a particular carrier film for the production of the laminated glass pane and carrier films particularly suitable for the method of use." This European patent may cover certain laminated films and methods of using them. If enforced by Pilkington, this European patent may prevent us from producing certain films designed for the automotive markets or may require us to negotiate a license for the right to use the technology covered by the patent. Our inability to use this technology could adversely affect our ability to provide a full range of products to the automotive film market, or if we are required to pay a license fee for the use of the technology covered by this patent, our costs will increase and our results of operations will be adversely affected. We participated in opposing the European patent and have appealed the European Patent Office decision.

Failure to meet the volume requirements of our customers may result in a loss of business or contractual penalties.

Our long-term competitive position will depend to a significant extent on our manufacturing capacity. While we currently have sufficient manufacturing capacity to meet our foreseeable needs, if we lose the use of any of our production machines for any extended period, due to failures of such production machines or unanticipated maintenance and repairs, our production capacity will be compromised. The failure to have sufficient capacity, to fully utilize capacity when needed or to successfully integrate and manage additional capacity in the future could adversely affect our relationships with our customers and cause our customers to buy similar products from our competitors if we are unable to meet their needs. Our failure to produce required amounts of products under some of our contracts will result in price reductions on future sales under such contracts or penalties under which we would be required to reimburse the customer for the full cost of any product not delivered in a timely manner, either of which would reduce our gross margins and adversely affect our results of operations.

Our major customers are suppliers to OEMs; we therefore are dependent upon the end customers’ demand for products supplied by these OEMs.

We sell a substantial portion of our products to a relatively small number of suppliers to original equipment manufacturers, or OEMs. The timing and amount of sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products into which our products are incorporated. We have no control over the volume of products shipped by OEM customers or shipping dates, and we cannot be certain that these suppliers to OEM customers will continue to ship products that incorporate our products at current levels or at all.  We currently have long-term contracts with only one of our suppliers to OEM customers. Failure of this customer to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business. Failure of our supplier to OEM customers to inform us of changes in their production needs in a timely manner could also adversely affect our ability to effectively manage our business.

We rely upon our OEM customers for information relating to the development of new products so that we are able to meet end-user demands.

We rely on our OEM customers to inform us of opportunities to develop new products that serve end-user demands. If our OEM customers do not present us with market opportunities early enough for us to develop products to meet end-user needs in a timely fashion, or if the OEMs fail to accurately anticipate end-user needs , we may fail to develop needed new products or modify our existing products for the end-user markets for our products, or we may spend resources on developing products that are not commercially successful.

We depend on one distributor for the sale of our after-market products.

We primarily use one independent distributor to sell our after-market products. We have a distribution agreement with V-Kool International Holdings Pte. Ltd., or V-Kool International, under which we granted V-Kool International an exclusive worldwide license to distribute our after-market applied film in the automotive and architectural glass markets. Failure of V-Kool International to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business. Further, the termination of our distribution agreement with V-Kool International would have a material adverse affect on our business.

We face intense competition, which could affect our ability to increase our revenue, maintain our margins and increase our market share.

The market for each of our products is intensely competitive and we expect competition to increase in the future. We compete based on the functionality and the quality of our product.  Our competitors vary in size and in the scope and breadth of the products they offer. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry.  If our competitors develop new technologies or new products, improve the functionality or quality of their current products, or reduce their prices,  and if we are unable to respond to such competitive developments quickly either because our research and development efforts do not keep pace with our competitors or because of our lack of financial resources, we may be unable to compete effectively.

We are dependent on key suppliers of materials, which may prevent us from delivering product in a timely manner.

We manufacture all of our products using materials procured from third-party suppliers. We do not have long-term contracts with our third-party suppliers. Certain of the materials we require are obtained from a limited number of sources. Interruptions in our supply of material or increases in the prices for such materials would delay or increase the costs of our shipments to our customers.  Delays or reductions in product shipments could damage our relationships with customers. Further, a significant increase in the price of one or more of the materials used in our products, if we are unable to pass these price increases along to our customers, would have a material adverse effect on our cost of goods sold and operating results.

We are dependent on a few qualified subcontractors to add properties to some of our products.

We rely on third-party subcontractors to add properties, such as adhesives, to some of our products. There are only a limited number of qualified subcontractors that can provide some of the services we require, and we do not have long-term contracts with any of them. Qualifying additional subcontractors could take a great deal of time or cause us to change product designs. The loss of a subcontractor could adversely affect our ability to meet our scheduled product deliveries to customers, which could damage our relationships with customers. If our subcontractors do not produce a quality product, our yield will decrease and our margins will be lower. Further, a significant increase in the price charged by one or more of our subcontractors could force us to raise prices on our products or lower our margins, which could have a material adverse effect on our operating results.

We are dependent on key suppliers of production machines. Our inability to obtain new production machines on a timely basis from such suppliers may prevent us from delivering an acceptable product on a timely basis and limit our capacity for revenue growth.

 Our production machines are large, complex and difficult to design and manufacture. It can take up to a year from the time we order a machine until it is delivered. Following delivery, it can take us, with the assistance of the manufacturer, up to six additional months to test and prepare the machine for commercial production. There are a very limited number of companies that are capable of manufacturing these machines. While we currently have sufficient manufacturing capacity with our existing production machines, our inability in the future to have new production machines designed, manufactured and prepared for commercial production in a timely manner would prevent us from delivering product on a timely basis and limit our capacity for revenue growth.

Fluctuations or slowdowns in the overall electronic display industry have and continue to adversely affect our revenues.

The electronics display industry is intensely competitive and price sensitive.  Due to price competition among manufacturers of plasma televisions, in November, 2007, we reached an agreement to terminate our Manufacturing and Supply Agreement with Mitsui Chemicals.  Mitsui Chemicals accounted for 6.4% of our 2007 net revenue and 24.6% of our 2006 net revenue.    We believe that the low margins in this market will prevent the Company from obtaining any new plasma television contracts and our electronic display sales will continue to decline.

If we are unable to adequately protect our intellectual property, third parties may be able to duplicate our products or develop functionally equivalent or superior technology.

Our success depends in large part upon our proprietary technology. We rely on our know-how, as well as a combination of patent, trademark and trade secret protection, to establish and protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our intellectual property is difficult and can be expensive. Our means of protecting our proprietary rights may not be adequate. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. One of our U.S. patents relating to our architectural products, Suspended Heat Mirror, expired in 2006. Expiration of our other patents, which will occur from 2009 to 2020, or our failure to adequately protect our proprietary rights may allow third parties to duplicate our products or develop functionally equivalent or superior technology. In addition, our competitors may independently develop similar technology or design around our proprietary intellectual property.

The sale of our products and the use of our technology may inadvertently infringe upon the intellectual property rights of others.  In such event, we may be prevented from the continued sale of such products or the continued use of such technology, or we may be required to pay substantial license fees to the owner of such other intellectual property.

In addition to the European patent owned by Pilkington Automotive GmbH referred to above which may prevent us from producing certain films designed for the automotive markets or may require us to negotiate a license for the right to use the technology covered by that European patent, the sale of our products and the use of our technology may inadvertently otherwise infringe upon the intellectual property rights of others.  In such event, we may be prevented from the continued sale of such products or the continued use of such technology, or we may be required to pay substantial license fees to the owner of such other intellectual property.  This could have a material adverse affect on our business and results of operations.

Performance, reliability or quality problems with our products may cause our customers to reduce or cancel their orders.

We manufacture our products according to specific, technical requirements of each of our customers. We believe that future orders of our products will depend in part on our ability to satisfy the performance, reliability and quality standards required by our customers. If our products have performance, reliability or quality problems, then we may experience:

•	delays in collecting accounts receivable;

•	higher manufacturing costs;

•	additional warranty and service expenses; and

•	reduced or cancelled orders.

If we fail to recruit and retain a significant number of qualified technical personnel we may not be able to improve our products or processes or develop and introduce new products on a timely basis, and our business will be harmed.

We require the services of a substantial number of qualified technical personnel. Intense competition and aggressive recruiting, as well as a high-level of employee mobility, characterize the market for skilled technical personnel. These characteristics make it particularly difficult for us to attract and retain the qualified technical personnel we require. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications. It is especially difficult for us to recruit qualified personnel to move to the location of our Palo Alto, California offices because of the high-cost of living there compared with many other parts of the country. If we are unable to recruit and retain a sufficient number of qualified technical employees, we may not be able to enhance our products or develop new products or processes in a timely manner. As a result, our business may be harmed and our operating results may suffer.

We may be unable to attract or retain the other highly skilled management personnel that are necessary for the success of our business.

In addition to our dependence on our technical personnel, our success also depends on our continuing ability to attract and retain other highly skilled employees. We depend on the continued services of our senior management. Our officers have technical and industry knowledge that cannot easily be replaced. Competition for similar personnel in the industry in which we operate is intense. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled management personnel with appropriate qualifications. If we do not succeed in attracting and retaining the necessary management personnel, our business could be adversely affected.

Our business is susceptible to numerous risks associated with international operations.

Revenues from international sales amounted to approximately 77%, 68% and 74% of our net revenues during 2007, 2006 and 2005, respectively. To achieve acceptance in international markets, our products must be modified to address a variety of factors specific to each particular country, as well as local regulations within each country. We may also be subject to a number of other risks associated with international business activities. These risks include:

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws and regulatory requirements;

•	potentially adverse tax consequences;

•	global economic turbulence and political instability, and general economic conditions within each region or country;

•	our ability to adapt to cultural differences that may affect our sales and marketing strategies; and

•	currency fluctuations.

If we fail to comply with environmental regulations, our operations could be suspended and we could be subject to substantial fines and remediation costs.

We use hazardous chemicals in producing our products and have air and water emissions that require controls. As a result, we are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Our failure to comply with current or future regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes, increased costs or cessation of operations.  We might also be required to incur substantial expenses to comply with changes in such local, state and federal governmental regulations.

We rely on our domestic sales representatives for the sale of our architectural products.  The failure of our domestic sales representatives to sell our architectural products in sufficient quantities will adversely affect our revenues.

We use independent sales representatives to promote our Heat Mirror products to architects in the United States. If some or all of our sales representatives experience financial difficulties, otherwise become unable or unwilling to promote our products, or fail to sell our products in sufficient quantities, our business could be harmed. These sales representatives could reduce or discontinue promotion of our products. They may not devote the resources necessary to provide effective marketing support to us. In addition, we depend upon the continued viability and financial resources of these representatives, many of which are small organizations with limited working capital. These representatives, in turn, depend substantially on general economic conditions and other factors affecting the markets for the products they promote. We believe that our success in this market will continue to depend upon these sales representatives.

We may experience unanticipated warranty or other claims with respect to our products, which may lead to extensive litigation costs and expenses.

In the ordinary course of business, we have periodically become engaged in litigation principally as a result of disputes with customers of our architectural products. We may become engaged in similar or other lawsuits in the future. Some of our products that have been the basis for lawsuits against us could be the basis for future lawsuits. An adverse outcome in the defense of a warranty or other claim could subject us to significant liabilities to third parties. Any litigation, regardless of the outcome, could be costly and require significant time and attention of key members of our management and technical personnel.    It is our policy to satisfy claims from our customers that are covered by our product warranties.  Unanticipated warranty claims that do not result in litigation may still expose us to substantial costs and expenses.

Market Risks

A few stockholders own a majority of our shares and will be able to exert control over us and over significant corporate decisions.

 As a result of the consummation of the financing transactions in December 2003 and February 2004 with Needham & Company, Inc. and its affiliates and Dolphin Direct Equity Partners, L.P., these shareholders at December 31, 2007 owned common stock and securities convertible into common stock, constituting in the aggregate 63.7% of our outstanding common stock. As our largest stockholder, Needham could prevent us from seeking additional borrowings or alternative sources of financing that we require for future operations, could delay or prevent a change of control of our company, control corporate decisions, or otherwise control the company in ways that might have a material adverse effect on our company or our other shareholders.  Needham & Company, Inc. and it affiliates, together with Dolphin Direct Equity Partners, L.P., have sufficient beneficial ownership of our outstanding common stock to be able to control all corporate decisions requiring majority approval.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

(dollar amounts in thousands, except per share data)

Our administrative, sales, marketing, research and development facilities are located in one location totaling approximately 30,174 square feet in Palo Alto, California.  This location is covered under two leases, both of which expire on June 30, 2011.  A second building also was located in Palo Alto, California, consisting of approximately 9,000 square feet, was surrendered to the landlord in 2006.

On January 19, 2006, we commenced restructuring actions to attempt to improve our cost structure for 2006 and beyond. These actions included the closure of our Palo Alto, California manufacturing facility during 2006. We accrued $1,509 for the closure of our manufacturing facility and an additional $153 in the fourth quarter of 2007 as a leasehold asset retirement obligation in connection with the surrender of our manufacturing facility to the landlord.  In January 2008, a $1,000 letter of credit and $100 cash security deposit were released to the landlord, and in February 2008, we entered into a settlement agreement with the landlord under which we paid the landlord an additional $400, and we were released from any further rent or building restoration obligations under the lease for that specific manufacturing facility.

In connection with our 2006 restructuring, we transferred our U.S. manufacturing operations to our European site located near Dresden, Germany where we own a 60,000 square foot building.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the-Counter Bulletin Board Market under the symbol "SWTX.OB". Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.  Prices in the following table represent the high and low closing sales prices per share for our common stock as reported by Over-the-Counter Bulletin Board Market during the periods indicated.

	High	Low
2007
1st Quarter	$0.73	$0.38
2nd Quarter	1.14	0.63
3rd Quarter	1.26	0.59
4th Quarter	0.90	0.55

	High	Low
2006
1st Quarter	$0.88	$0.59
2nd Quarter	0.92	0.63
3rd Quarter	0.68	0.47
4th Quarter	0.63	0.37

On March 3, 2008, the last reported sale price for our common stock as reported on the Over-the-Counter Bulletin Board Market was $0.75 per share. On such date, there were approximately 290 holders of record of our common stock, and we believe there were approximately 3,000 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Our Series A 10% cumulative convertable Preferred Stock (the "Series A Preferred Stock") is entitled to cumulative dividends of 10% per year, payable at the discretion of our Board of Directors. However, we have not paid dividends on the Series A Preferred Stock, nor do we intend to pay dividends on the Series A Preferred Stock in the foreseeable future.  We currently intend to retain future earnings, if any, to fund the expansion and growth of our business. Furthermore, payment of cash dividends on our common stock is prohibited without the consent of our holders of Series A 10% Preferred stock.

Comparison of Cumulative Total Stockholder Return

The following performance graph assumes an investment of $100 on December 31, 2002 and compares the changes thereafter in the market price of our common stock with a broad market index, Composite Market Index, and an industry index, General Building Materials Index. We paid no dividends during the periods shown; the performance of the indexes is shown on a total return (dividend reinvestment) basis. The graph lines merely connect fiscal year-end dates and do not reflect fluctuations between those dates.

* $100 invested on 12/31/02 in stock or index- including reinvestment of dividends. Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07

Southwall Technologies Inc.	$100.00	$30.67	$54.95	$19.49	$14.70	$25.56
Composite Market	100.00	131.81	148.18	157.42	181.49	192.04
General Building Materials	100.00	134.15	167.80	180.86	230.48	233.69

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of and for each of the five years ended December 31, 2007 is derived from our audited consolidated financial statements. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statements of Operations Data:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)

Net revenues	$37,733	$40,209	$54,754	$57,573	$53,326
Cost of revenues	23,907	24,746	37,241	36,787	45,914
Gross profit	13,826	15,463	17,513	20,786	7,412
Gross profit %	36.6%	38.5%	32.0%	36.1%	13.9%
Operating expenses:
Research and development	4,505	6,782	5,104	3,199	6,714
Selling, general and administrative	9,843	12,005	8,332	10,217	12,348
Contract termination settlement	(2,959)	--	--	--	--
Restructuring costs (recoveries), net	56	915	--	--	(65)
Impairment charge (recoveries) for long lived assets, net	(32)	(214)	(170)	(1,513)	27,990
Total operating expenses	11,413	19,488	13,266	11,903	46,987
Income (loss) from operations	2,413	(4,025)	4,247	8,883	(39,575)

Interest expense, net	(692)	(737)	(973)	(2,206)	(1,590)
Costs of warrants issued	--	--	--	(6,782)	(865)
Other income, net	2,346	210	75	534	419
Income (loss) before provision for income taxes	4,067	(4,552)	3,349	429	(41,611)

Provision for income taxes	510	958	29	614	681
Net income (loss)	3,557	(5,510)	3,320	(185)	(42,292)

Deemed dividend on preferred stock	489	489	490	--	--
Net income (loss) attributable to common stockholders	$3,068	$(5,999)	$2,830	$(185)	$(42,292)

Net income (loss) per share:
Basic	$0.11	$(0.22)	$0.11	$(0.01)	$(3.37)
Diluted	$0.11	$(0.22)	$0.10	$(0.01)	$(3.37)

Weighted average shares used in computing net income (loss) per share:

Basic	27,576	26,949	26,743	14,589	12,537
Diluted	33,240	26,949	32,895	14,589	12,537

Consolidated Balance Sheet Data:

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)

Cash, cash equivalents and restricted cash	$6,786	$5,733	$7,002	$5,233	$1,891
Working capital (deficit)	7,879	3,686	8,691	6,528	(4,210)
Property, plant and equipment	17,071	17,232	16,857	21,110	21,787
Total assets	37,267	35,501	39,641	44,947	41,721
Term debt and capital leases including current portion	9,426	9,627	10,107	13,107	15,700
Total liabilities	20,574	23,655	23,702	30,374	40,000
Preferred stock	4,810	4,810	4,810	4,810	--
Total stockholders' equity	11,883	7,036	11,129	9,763	1,721

Selected Cash Flow Data:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)

Net cash provided by (used in) operating activities	$5,695	$748	$4,006	$3,830	$(2,990)
Net cash provided by (used in) investing activities	(757)	(505)	(342)	1,261	(2,775)
Net cash provided by (used in) financing activities	(4,033)	(1,533)	(1,566)	(2,249)	5,548

Quarterly Financial Data:

The following table sets forth consolidated statements of operations data for the eight fiscal quarters ended December 31, 2007. This information has been derived from our unaudited condensed consolidated financial statements and has been prepared on the same basis as our audited consolidated financial statements contained in this report. It includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information when read in conjunction with our audited financial statements and related notes. Operating results for any quarter are not necessarily indicative of results for any future period. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

Selected Quarterly Financial Information (Unaudited):

	Quarters Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007
	(in thousands, except per share amounts)

Net revenues	$10,505	$9,250	$9,249	$8,729
Cost of revenues	6,095	6,507	6,070	5,235
Gross profit	4,410	2,743	3,179	3,494

Income before provision for income taxes	413	467	462	2,725
Net income	232	462	250	2,613
Deemed dividend on preferred stock	122	122	122	123
Net income attributable to common stockholders	$110	$340	$128	$2,490

Net income per share:
Basic	$0.00	$0.01	$0.00	$0.09
Diluted	$0.00	$0.01	$0.00	$0.08

Weighted average shares used in computing net income per share:

Basic	27,139	27,513	27,820	27,820
Diluted	27,566	28,498	28,867	33,344

	Quarters Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2006	2006	2006	2006
	(in thousands, except per share amounts)

Net revenues	$10,034	$11,337	$9,597	$9,241
Cost of revenues	6,366	7,268	5,667	5,445
Gross profit	3,668	4,069	3,930	3,796

Income (loss) before provision for (benefit from) income taxes	(1,034)	(1,154)	(2,528)	164
Net loss	(1,327)	(1,387)	(2,721)	(75)
Deemed dividend on preferred stock	122	122	123	122
Net loss attributable to common stockholders	$(1,449)	$(1,509)	$(2,844)	$(197)

Net loss per share:
Basic	$(0.05)	$(0.06)	$(0.11)	$(0.01)
Diluted	$(0.05)	$(0.06)	$(0.11)	$(0.01)

Weighted average shares used in computing net loss per share:

Basic	26,825	26,939	26,957	27,073
Diluted	26,825	26,939	26,957	27,073

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

Other factors that could affect our quarterly operating results include those described elsewhere in this report and the following fluctuating customer demand, which is influenced by a number of factors, including market acceptance of our products and the products of our customers by end-users, changes in product mix, and the timing, cancellation or delay of customer orders and shipments;

•	timing of shipments of our products by us and by independent subcontractors to our customers;

•
manufacturing and operational difficulties that may arise due to, among other things, quality control, capacity utilization of our production machines, unscheduled equipment maintenance and repair, and the hiring and training of additional staff;

•	our ability to enhance our existing products, improve our processes and introduce new products on a timely basis;

•
competition, including the introduction or announcement of new products by competitors, the adoption of competitive technologies by our customers, the addition of new production capacity by competitors and competitive pressures on prices of our products and those of our customers; and

•	product returns and customer allowances stemming from product quality defects and the satisfaction of product warranty claims.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in thousands, except per share data)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, "Selected Consolidated Financial Data", our consolidated financial statements and notes thereto appearing elsewhere in this report and the risk factors set forth in Item 1A, “Risk Factors”. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. A brief description of the forward-looking statements appears immediately preceding Item 1, “Business”, and  a discussion of certain  factors that may cause our actual results to differ from those anticipated in the forward-looking statements appears in Item 1A, “Risk Factors”.

Overview

Demand for our customers' products, which has a significant effect on our results, has changed rapidly from time to time in the past and may do so in the future. For example, as a result of changing demand in the plasma display industry from 1999 through 2007, our electronic display revenues declined from approximately $26,600 in 2002 to $19,000 in 2003, increased to $20,600 in 2004, decreased to $14,039 in 2005, to $10,799 in 2006 and to $2,674 in 2007.  In 2007 we terminated an agreement with Mitsui Chemicals, Inc. which accounted for approximately $2,432 of revenue in 2007.

For the past four years, we have sold a highly specialized EMI filtering film for use in plasma display panels for televisions under an exclusive Manufacturing and Supply Agreement to our customer, Mitsui Chemicals, Inc. Under the terms of this agreement, Mitsui Chemicals Inc. has been obligated to purchase minimum annual amounts of electronic display materials from us. .As a result of price sensitivity which led to a decreased demand for our product in the electronic display market, we agreed with Mitsui Chemicals to terminate this agreement in November, 2007. As consideration for their obligations under this agreement, Mitsui Chemicals paid us $2,959.  In 2007 and 2006, Mitsui Chemicals accounted for approximately $2,432 and $9,876 in revenue, respectively.  In 2006, the EMI filtering film revenue accounted for approximately 27% of our net revenues versus 7.1% of our net revenues in 2007.  Due to ongoing price competition in this market, we expect revenues attributable to this product line to continue to decline.

Our research and development expenditures decreased from $6,782 in 2006 to $4,505 in 2007. In 2005, we began development and sampling of a new class of films with improved performance that we believe will be beneficial across our product lines. We also continued significant research and development into thin film technology that we anticipate will enable us to produce products for new applications and markets. In 2005, we invested in additional engineering resources to support our increased focus on new products and technologies.

In January 2006, we commenced restructuring actions to improve our cost structure for 2006 and beyond. These actions included the closure of our Palo Alto, California manufacturing facility and a reduction in force at our Palo Alto site during 2006. Also during 2006, we transferred our U.S. manufacturing operations to our European site located near Dresden, Germany. As a result of these restructuring actions, our gross margins increased from approximately 36% in the first half of 2006 to approximately 41% in the second half of 2006.  Our gross margin in 2007 was 37%.

Financing and Related Transactions

During 2003, we experienced a significant decline in sales which led to a significant deterioration in our working capital position, which raised concerns about our ability to fund our operations and continue as a going concern in the short term and our ability to meet obligations coming due over the following few years.

On December 18, 2003, in order to raise cash to fund our operations and continue as a going concern, we entered into an investment agreement with Needham & Company, Inc., Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P., (together referred to as “Needham Company and its Affiliates”) and Dolphin Direct Equity Partners, LP (collectively with Needham Company and its Affiliates, “the Investors”).  Through a series of transactions, an aggregate of 4,893 shares of Series A Preferred Stock were issued.  Needham and its Affiliates received 3,262 shares and Dolphin Direct Equity Partners, LP received 1,631 shares.

Each share of the Series A Preferred Stock is convertible into common stock at any time at a conversion price of $1.00 per share, subject to certain adjustments at any time at the option of the holder.

At December 31, 2007, Needham and certain of its affiliates and Dolphin Direct Equity Partners, LP own 40.7% and 16.6%, respectively, of our outstanding common stock.  In addition, if Needham and its affiliates and Dolphin Direct Equity Partners, LP had converted Series A shares into common stock at December 31, 2007, they would have owned 44.6% and 19.1%, respectively, of our outstanding common stock.  In 2007, 2006 and 2005, we accrued, in the aggregate, $1,468 of deemed dividends on preferred stock with respect to Series A shares.

Each share of the Series A Preferred Stock shares has a stated value of $1.00 and is entitled to a cumulative dividend of 10% per year, payable at the discretion of the Board of Directors. Dividends on the Series A Preferred Stock accrue daily commencing on the date of issuance and are deemed to accrue whether or not earned or declared and whether or not there are profits, surplus or other funds legally available for the payment of dividends. Accumulated dividends, when and if declared by the Board of Directors, will be paid in cash.  In 2007, 2006 and 2005, we accrued, in the aggregate, $1,468 of deemed dividends on the Preferred Stock with respect to Series A shares.

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

Agreements with Major Creditors

Judd Properties, L.P. Judd Properties, L.P. was our landlord for our manufacturing facility in Palo Alto, California.  In 2006, we closed this manufacturing facility and and began the process of surrendering the property to the landlord.   At December 31, 2007, December 31, 2006 and December 31, 2005, our accrued liability to Judd Properties L.P. was approximately $1,662, $1,509 and $1,192, respectively.  On January 31, 2006, we paid our accrued rent liability of $1,192 and we continued to pay our monthly rent obligation to the landlord. In connection with the surrender plan with the landlord, $1,509 was accrued in July 2006 as a leasehold asset retirement obligation.  In the fourth quarter of 2007, we reserved an additional $153 for costs associated with vacating the location. On January 31, 2008 the landlord drew down a letter of credit in the amount of $1,000 and released our $100 security deposit.  We subsequently paid the landlord $400 pursuant to a settlement agreement signed on February 22, 2008. The settlement agreement terminated our rent and building restoration obligations under the lease.  The remaining accrued obligation of $153 represents costs associated with environmental sampling and legal costs.

Portfolio Financial Servicing Company, Bank of America and Lehman Brothers. On February 20, 2004, we entered into a settlement agreement with Portfolio Financial Servicing, Bank of America and Lehman Brothers, which extinguished a claim arising out of sale-leaseback agreements, which we entered into in connection with the acquisition of two of our production machines. As part of the settlement, we agreed to pay a total of $2,000 plus interest over a period of 6 years. The settlement required us to make an interest payment in 2004, and beginning in 2005, to make quarterly principal and interest payments until 2010. We also agreed to return the production machines in question.  If we fail to make the required payments, Portfolio Financial Services, Bank of America and Lehman Brothers may enter a confession of judgment against us in the amount of $5,900.  In 2007, we paid Portfolio Financial Servicing $389 in principal and interest payments. As of December 31, 2007 the principal amount outstanding under the settlement is $1,300 with an additional amount of $2,354 in accrued interest.

Other Factors Affecting Our Financial Condition and Results of Operations

Restructuring activities. On January 19, 2006, we announced restructuring activities that included the closure of our Palo Alto, California manufacturing plant and a reduction in the work force of approximately 22% of our worldwide personnel. For 2007 and 2006, the Company incurred restructuring charges of approximately $56 and $915 respectively.

Demand for our customers' products. We derive significant benefits from our relationships with a few large customers. Our revenues and gross profit can increase or decrease rapidly reflecting underlying demand for the products of one or a small number of our customers. We may also be unable to replace a customer when a relationship ends or demand for our product declines as a result of evolution of our customers’ products.

Our customers include, Pilkington PLC, Saint Gobain Sekurit and V-Kool International Holdings Pte. Ltd., or V-Kool International, which collectively accounted for approximately 50.0%, 35.5% and 43.3% of our total revenues in 2007, 2006 and 2005, respectively.

Under our amended agreement with V-Kool International, for each year through 2011, V-Kool International is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. V-Kool International was obligated to purchase approximately $12,200 of products in 2007. During 2007, V-Kool International purchased approximately $12,100 of product. For the year ending December 31, 2008, V-Kool International is obligated to purchase approximately $13,400 of our products.

During 2003, as a result of market conditions, we agreed to amend our agreement with V-Kool International to reduce substantially the annual purchases required of V-Kool International.  It is possible that due to market and other conditions, V-Kool International may again request a reduction of its minimum annual purchase requirements.

Sales returns and allowances.  Our gross margins and profitability have been adversely affected at from time to time by product quality and warranty claims.  From 2003 to 2007, returns and allowances have averaged 2.8% of gross sales.  The rate of returns and allowances in 2007 was 3.6% of gross sales ($1,360).  This increase was driven by a manufacturing process change that was implemented by one of our subcontracting companies.  The change in process caused a one time product quality problem and resulted in a sales return credit of $506 (1.3% of gross sales) being provided to the customer in June 2007.   Southwall together with our subcontractor quickly implemented a solution to this quality problem and have not seen a recurrence of it to date.

Impairment charge for long-lived assets.  In 2006, we incurred approximately $305 in impairment charges for long-lived assets and realized recoveries of approximately $519.  In 2007 the amount of recoveries was de minimous.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets and liabilities we report, our disclosure of contingencies, and the amounts of revenue and expenses we report in our consolidated financial statements. If we used different judgments or estimates, there might be material differences in the amount and timing of revenues and expenses we report.  See Note 1 of our Notes to Consolidated Financial Statements (Item 8. “Financial Statements and Supplementary Data”) for details regarding our accounting policies. The critical accounting policies, judgments and estimates which we believe have the most significant effect on our consolidated financial statements, are set forth below:

.	Revenue recognition;
.	Stock-based compensation;
.	Allowances for doubtful accounts and sales returns;
.	Valuation of inventories;
.	Assessment of the probability of the outcome of current litigation;
.	Restructuring costs;
.	Valuation of long-lived assets; and
.	Accounting for income taxes.

Revenue recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and the receipt of payment is reasonably assured. Accordingly, we generally recognize revenue from product sales when the terms of sale transfer title and risk of loss, which occurs either upon shipment or upon receipt by customers. We account for estimated returns and allowances. We adjust these allowances periodically to reflect our actual and anticipated experience. If any of these conditions to recognize revenue are not met, we defer revenue recognition.

Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense in fiscal 2007 and 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  We use the Black-Scholes option pricing model.  The value portion of the award that is ultimately expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We applied the provisions of SAB 107 in our adoption of SFAS 123R.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related To Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Allowances for doubtful accounts and sales returns. We establish allowances for doubtful accounts and sales returns for specifically identified, as well as anticipated, doubtful accounts and product quality and warranty claims based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment, sales returns and claims experience. As of December 31, 2007, our consolidated balance sheet included allowances for doubtful accounts and sales returns of $66 and $1,102, respectively. As of December 31, 2006, our consolidated balance sheet included allowances for doubtful accounts and sales returns of $102 and $1,415, respectively. During 2007, 2006 and 2005, we recorded sales return costs of $1,360, $603 and $720, respectively. We incurred a credit to bad debt expense of $2, $43 and $84 in 2007, 2006 and 2005, respectively.  These credits are incurred as a result of our customers paying written-off receivable balances. If our actual bad debt and product quality and warranty costs differ from our estimates or if we adjust our estimates in future periods, our operating results, cash flows and financial position could be materially adversely affected.

Valuation of inventories. We state inventories at the lower of cost or market. We establish provisions for excess and obsolete inventories after periodic evaluation of historical sales, current economic trends, forecasted sales, predicted lifecycle and current inventory levels. During 2007 and 2006, we charged $1,109 and $1,546 against cost of sales for excess and obsolete inventories. In 2005, we charged approximately $1,710. If our actual experience of excess and obsolete inventories differs from our estimates or if we adjust our estimates, or if changes occur in forecasted sales and expected product lifecycle, our operating results, cash flows and financial position could be materially adversely affected.

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

Restructuring costs. We have recorded reserves/accruals for restructuring costs related to the restructuring of operations. The restructuring reserves include payments to employees for severance, termination fees associated with leases and other contracts, and other costs related to the closure of facilities. After the adoption of Statement of Financial Accounting Standards ("SFAS") No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) on January 1, 2003, the reserves have been recorded when management has approved a plan to restructure operations and a liability has been incurred rather than the date upon which management has approved and announced a plan. The restructuring reserves are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. Accruals for facility leases under which we ceased using the benefits conveyed to us under the lease may change if market conditions for subleases change or if we later negotiate a termination of the lease. Prior to the adoption of SFAS 146, restructuring reserves were recorded at the time we announced a plan to exit certain activities and were based on estimates of the costs and length of time to exit those activities. See Note 3 – Balance Sheet Detail of the Notes to the Consolidated Financial Statements (Item 8) for a complete discussion of our restructuring actions and all related restructuring reserves by type as of December 31, 2007.

Valuation of long-lived assets. We assess the valuation of long-lived assets if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) a significant decline in our market capitalization, for an extended period of time, relative to net book value. When we determine that there is an indicator that the carrying value of long-lived assets may not be recoverable, we measure impairment based on estimates of future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, the fair values of certain assets based on appraisals, and industry trends.

Accounting for income taxes. In preparing our consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. We include differences between our deferred tax assets, such as net operating loss carry forwards, and deferred tax liabilities in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in any period, we must include an expense within the tax provision in our statement of operations. To date, we have recorded a full allowance against our U.S. deferred tax assets. The valuation allowances were $18,204, $19,083 and $21,718 at December 31, 2007, 2006 and 2005, respectively, which fully reserved our U.S. net deferred tax assets related to temporary differences, net operating loss carry forwards and other tax credits. Future income tax liabilities may be reduced to the extent permitted under federal and applicable state income tax laws, when the future tax benefit can be utilized by applying it against future income.

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

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 was adopted on January 1, 2007 and the adoption of FIN 48 did not have a material impact on our financial positions, results of operations or cash flows. See Note 8 of the accompanying consolidated financial statements included in Item 8 for additional information on FIN 48.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”), including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur.  SFAS 159 also establishes additional disclosure requirements for these items stated at fair value.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact of the adoption of SFAS 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of the adoption of SFAS 157 on its consolidated financial statements.

Results of Operations

Consolidated Statements of Operations Data:

	Years Ended December 31,
		Percent		Percent
	2007	Change	2006	Change	2005
	(dollars in thousands)
Net revenues, by product:
Automotive glass	$15,113	13%	$13,433	(32)%	$19,647
Electronic display	2,674	(75)	10,799	(23)	14,039
Architectural	5,957	8	5,528	(7)	5,934
Window film	13,989	34	10,449	(31)	15,134
Total net revenues	37,733	(6)	40,209	(27)	54,754
Cost of sales	23,907	(3)	24,746	(34)	37,241
Gross profit	13,826	(11)	15,463	(12)	17,513

Operating expenses:
Research and development	4,505	(34)	6,782	33	5,104
Selling, general and administrative	9,843	(18)	12,005	44	8,332
Contract termination settlement	(2,959)	--	--	--	--
Restructuring expenses	56	(94)	915	--	--
Recoveries for long-lived assets, net	(32)	(85)	(214)	26	(170)
Total operating expenses	11,413	(41)	19,488	47	13,266
Income (loss) from operations	2,413	nm*	(4,025)	nm*	4,247
Interest expense, net	(692)	(6)	(737)	(24)	(973)
Other income, net	2,346	nm*	210	180	75
Income (loss) before provision for income taxes	4,067	nm*	(4,552)	nm*	3,349
Provision for income taxes	510	(47)	958	nm*	29
Net income (loss)	3,557	nm*	(5,510)	nm*	3,320

Deemed dividend on preferred stock	489	--	489	--	490
Net income (loss) attributable to common stockholders	$3,068	nm*	$(5,999)	nm*	$2,830

* not meaningful

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2007	2006		2005
Net Revenues:
Automotive glass	40.0%	33.4%		35.9%
Electronic display	7.1	26.9		25.6
Architectural	15.8	13.7		10.8
Window film	37.1	26.0		27.7
Total net revenues	100.0	100.0		100.0
Cost of sales	63.4	61.5		68.0
Gross profit	36.6	38.5		32.0
Research and development	11.9	16.9		9.3
Selling, general and administrative	26.1	29.9		15.2
Restructuring expenses	0.1	2.3		--
Contract termination settlement	(7.8)	--		--
Recoveries for long-lived assets, net	(0.1)	(0.5)		(0.3)
Total operating expenses	30.2	48.5		24.2
Income (loss) from operations	6.4	(10.0)		7.8
Interest expense	(1.8)	(1.8)		(1.8)
Other income, net	6.2	0.5		0.1
Income (loss) before provision for income taxes	10.8	(11.3)		6.1
Provision for income taxes	1.4	2.4		0.1
Net income (loss)	9.4	(13.7)		6.1
Deemed dividend on preferred stock	1.3	1.2		0.9
Net income (loss) attributable to common stockholders	8.1%	(14.9	) %	5.2%

Net revenues

Net revenues were $37,733 in 2007, $40,209 in 2006 and $54,754 in 2005. Net revenues for 2007 decreased by $2,476, or 6.2% from 2006.  Net revenues for 2006 decreased by $14,545, or 26.6% from 2005.

Our net revenues in the automotive market increased by $1,680, or 12.5%, from $13,433 in 2006 to $15,113 in 2007. The increase was primarily due to increased average selling prices for some of our products and the Euro exchange rate, as many of our customers are billed in Euros.  Our net revenues in the automotive market decreased by $6,214, or 32%, from $19,647 in 2005 to $13,433 in 2006.  The decrease was primarily due to a reduction in demand throughout 2006 by a major customer as a result of their large inventory build up at the end of 2005 and the ongoing “de-contenting” (a change by auto manufacturers to make the parts in which our products are found optional features rather than standard features to control their costs) trend in the automotive industry.

Our net revenues in the electronic display market decreased by $8,125, or 75%, from $10,799 in 2006 to $2,674 in 2007. The decrease was primarily due to economic changes for plasma display panel products for televisions, resulting in price pressures on all suppliers in the market.  For the past four years, we have sold a highly specialized EMI filtering film for use in plasma display panels for televisions under an exclusive Manufacturing and Supply Agreement to our customer, Mitsui Chemicals, Inc..  Under the terms of this agreement, Mitsui Chemicals Inc. has been obligated to purchase minimum annual amounts of electronic display materials from us. As a result of price sensitivity which led to a decreased demand for our product in the electronic display market, we agreed with Mitsui Chemicals to terminate this agreement in November, 2007. As consideration for the their obligations under this agreement, Mitsui Chemicals paid us $2,959.  In 2007 and 2006, Mitsui Chemicals accounted for $2,432 and $9,876 in revenue, respectively.  In 2006, the EMI filtering film revenue accounted for approximately 27% of our net revenues versus 7.1% of our net revenues in 2007.  Our net revenues in the electronic display market decreased by 23% or $3,240 in 2006 when compared to 2005 as a result of decreased sales to Mitsui Chemicals in the plasma display market and decreased sales to Mitsubishi as Mitsubishi ceased production of their 17-inch CRT monitor.  Due to ongoing price competition in this market, we expect revenues attributable to this product line to continue to decline.

Our net revenues in the architectural market increased in 2007 to $5,957 from $5,528 in 2006. The $429 increase was due to 12 new architectural accounts added in 2007, which contributed $587 in revenue. Our net revenues in the architectural market decreased 6.8% or $406 in 2006 when compared to 2005 due to a decrease in sales to our customers in all regions.

Our net revenues in our window film market increased 34 % or $3,540 from $10,449 in 2006 to $13,989 in 2007. The increase was primarily due to increased demand from Globalmatrix.  Our net revenues in our window film market decreased 31% or $4,685 in 2006 when compared to 2005.

This decline was due to the fact that in 2005, we stopped converting (cutting the film to the customer’s specification) one of our window film product models and agreed with our customers that they would complete this process.  This resulted in lower revenues on our TX products in 2006 compared to 2005, as our customers bought more products to fill their distribution pipelines in 2005.

Cost of Revenue

Cost of revenue decreased 3 % or $839 in 2007 from 2006.  As a percent of net revenues, cost of revenue was 63.4 % in 2007 compared to 61.5% in 2006. Facility costs, depreciation expense and labor costs have historically comprised the majority of our manufacturing expenses. Since these costs are relatively fixed and do not fluctuate proportionately with net revenues, the increase in the cost of revenue as a percent of net revenues was due primarily to our decrease in net revenues. Cost of revenue decreased 34% or $12,495 in 2006 from 2005. As a percent of net revenues, cost of revenue was 61.5% in 2006 compared to 68% in 2005. The decrease in cost of revenue in 2006 from 2005 was primarily due to the transfer of production to our lower cost German manufacturing facility, manufacturing savings as a result of closing our Palo Alto manufacturing facility, partially offset by inventory reserves for our window film products.

Gross margin

Gross margin decreased from 38.5% in 2006 to 36.6% in 2007. The decrease in gross margin was largely the result of the following:  a slight decrease in production volume due to a reduction in demand for the plasma display panel product line; a large amount of disposed of or impaired inventory resulting from a unique quality problem with Window Film and the impact of the decline in value of the U.S. dollar and rising gold and silver prices.  These factors were partially offset by increases in prices and a change in product mix with higher margin window film products replacing the lower margin plasma display panel products.  Gross margin increased from 32% in 2005 to 38.5% in 2006. This increase in gross margin was largely the result of transferring all of our manufacturing operations to our lower cost production facility in Germany.

Operating expenses

After an 33% increase in 2006 as compared to 2005 the company was able to reduce research and development expenses by 34% or $2,277 in 2007 compared to 2006. The decrease was the result of a decision to move a portion of our research and development effort to our German production facility resulting in a savings of approximately $1,200.  In addition, a reduction in machine time and material costs relating to research and development accounted for approximately $1,000 in additional cost reductions. Research and development expenses increased 33% or $1,678 in 2006 compared to 2005. The increase was due to the expansion of our engineering organization in the second half of 2005.

Our selling, general and administrative expenses decreased 18% or approximately $2,162 in 2007 from 2006. The decrease in selling, general and administrative expenses in 2007 was primarily due to the following expenses in 2006 that were either reduced or eliminated in 2007 or incurred at a lesser amount: accruals for leasehold asset retirement obligations of approximately $1,709 in 2006 compared to $453 in 2007, severance costs of $344 related to our former CEO, costs related to the settlement of a former employee lawsuit of $320, higher marketing expenses of $179 and increased facility expenses of $200.  The reduction in these expenses from 2006 to 2007 was partially offset by higher internal control expenses related to Sarbanes-Oxley compliance of $162 in 2007.  Our selling, general and administrative expenses increased 44% or $3,673 in 2006 from 2005 for the same reasons stated above.

Restructuring costs

In 2007, we recorded a charge to operating expenses of $56 as a result of further costs for the closure of our Palo Alto manufacturing facility. During 2006, we incurred restructuring costs of $915 primarily related to the consolidation of our manufacturing from Palo Alto, California to Dresden, Germany and the related reductions in workforce in Palo Alto.

Contract Termination Settlement

In November, 2007 we reached an agreement with Mitsui Chemicals, Inc. to terminate our Manufacturing and Supply Agreement.  This was a one-time credit of $2,959 to expense from operations and was included in the fourth quarter of 2007.

Recoveries for long-lived assets

In June 2004, we had a recovery for long-lived assets as a result of selling a production machine from our Tempe manufacturing facility to a third party. The sale value was approximately $1,700, which included the price of the production machine, other miscellaneous hardware, training to be provided by us and operating software to run the machine.  All of our obligations were completed and we recognized a gain of approximately $1,500, representing 90% of the sale value, less book value of the machine of $100.  Collection of the final 10% was contingent on installation of the machine by a third party or 120 days after shipment.   We collected the final 10% in January 2005 and recognized the gain in the amount of approximately $200 in the first quarter of 2005.  In 2006, we incurred approximately $305 in impairment charges for long-lived assets and realized recoveries of approximately $519. In 2007 we realized a very minimal amount of recoveries.

Income (loss) from operations

Income from operations increased from a loss of $4,025 in 2006 to an income of $2,413 in 2007.  The increase was a result of lower operating costs in 2007 and the classification of the $2,959 termination payment from Mitsui Chemicals as an offset to operating expense. Income from operations decreased from $4,247 in 2005 to a loss of $4,025 in 2006.  The decrease was a result of lower revenues, higher research and development expenses, an increase in selling, general and administrative costs and restructuring charges.

Interest expense, net

Interest expense, net, remained at approximately $700 in 2006 and 2007.  Interest expense, net, decreased from $973 in 2005 to $737 in 2006. The decrease in interest expense, net, was primarily attributable to less outstanding debt in 2006 compared to 2005.

Other income, net

Other income, net, increased from $210 in 2006 to $2,346 in 2007.  The primary factor contributing to the increase of other income was the receipt of $2,500 in milestone payments under a technology transfer and service agreement with Sunfilm AG.  We expect to receive the final milestone payment from Sunfilm in the first half of 2008.  Other income, net, also includes the reversal of interest and penalties reserved for the audit by the Saxony government.  We had accrued potential interest and penalties associated with the audit.  Based on the audit settlement with the Saxony Government, the Company was able to reverse the remaining reserves of approximately 206 Euros ($300) in October, 2007 when we paid the Saxony government.

Income (loss) before provision for income taxes

The pre-tax income increase from a loss of $4,552 in 2006 to income of $4,067 in 2007 was a result of lower operating expenses and income from the contract termination settlement with Mitsui and income from a technology transfer agreement with Sunfilm. The pre-tax income decrease from $3,349 in 2005 to a loss of $4,552 in 2006 was a result of lower revenues and higher operating expenses.

Provision for income taxes

The provision for income taxes in 2007, 2006 and 2005 was primarily related to our German subsidiary, Southwall Europe GmBH (“SEG”). In 2007, our provision for German income taxes decreased to $433 from $887 in the prior year. The decrease relates to lower taxable income in our German subsidiary and a lower book loss of approximately $900 as well as subsidies received from the German government.  In 2006, our provision for German income taxes increased to approximately $887, which was the result of an increase in book and taxable income in Germany of approximately $900 in 2006 as compared to 2005.  There were also additional taxes paid in 2006 of approximately $55 relating to an income tax audit for years 1999 to 2002 at SEG.

In 2005, the Company released approximately $390 of tax reserves related to German tax positions taken in previous years on statutory tax returns specifically dealing with transfer pricing and contract manufacturing rate of return.  The German taxing authorities conducted an audit of the years 1999-2002.  This audit was substantially completed at the end of the 2005 and the aforementioned issues were cleared and thus the Company released the related reserves.

In 2006, the Company trued up the amount of foreign tax credits reflected in the income tax provision for US purposes to the amount reflected in filed tax returns.  The impact of this was a reduction to the amount of foreign tax credits reflected in the deferred tax asset disclosure in the footnote by approximately $115.  This amount is the result of a change in estimate.  Additionally, the adjustment impacts the disclosure only and has no impact on the financial statement since the respective deferred tax asset has a full valuation allowance provided against it.

The foreign tax rate differential reflected in the worldwide effective tax rate reconciliation compares the US statutory rate of 35% to the actual foreign tax provision.  The material portion of the foreign provision is from German operations in the amounts of $416, $887 and $433 for the calendar years ended December 31, 2005, 2006 and 2007 respectively.  The additional amount of foreign provision booked in such years is related to Belgium branch taxes in the amounts of $18, $34 and $34, respectively.

The German effective tax reconciliations for tax years December 31, 2005, 2006 and 2007 are as follows:

German Effective Tax reconciliation	2005	2006	2007
	%	%	%

German statutory income tax rate	38.39%	38.39%	38.39%

Tax exempt subsidies	-14.25%	-7.76%	-12.37%

Non deductible business exp.	0.47%	0.16%	0.03%

Add back 50% of interest expenses	2.87%	1.97%	2.62%

Taxes - Prior year result from German Tax Audit	0.00%	2.58%	0.00%

Foreign payable release	-25.6%	0.0%	0.0%

Other	-0.15%	0.84%	-1.45%

German income tax rate	1.73%	36.17%	27.22%

The German reconciliation reflects various permanent differences between the German statutory rate and the German effective tax rate reflected for US GAAP purposes.   The material difference primarily relates to benefits associated with tax subsidies received from the German government resulting from research and development efforts in Germany and benefits received as a result of additional investments in their German manufacturing facilities.

The Company underwent a German tax audit for the years 1999-2002.  While most of the issues were resolved in 2005 including transfer pricing, the final determination from the audit was received in 2006 which included approximately $55 of additional assessments related to various items, none of which were deemed material on their own.  This assessment was against the German entity and the cost incurred by the German company.  As such, the amount was reflected in the German tax provision and reflected in the above 2006 German rate reconciliation as 2.5% effective tax rate item.

Net income (loss)

The increase in net income to $3,557 in 2007 from a net loss of $5,510 in 2006 was a result of transfer of production to our lower cost German manufacturing facility, lower operating expenses as well as income generated by the Sunfilm agreement and the Mitsui settlement. The decrease from $3,320 net income in 2005 to a net loss of $5,510 in 2006 was the result of lower revenues, higher operating expense, recognition of stock based compensation expense in 2006, upon adoption of SFAS 123R and a higher provision for incomes taxes.

Deemed dividend on preferred stock

We accrued $489 of deemed dividend on preferred stock in each of the years  2007, 2006 and 2005 as a result of the conversion of our secured convertible promissory notes into shares of Series A preferred stock in December 2004. The Series A preferred stock carries a 10% cumulative dividend rate.

Liquidity and capital resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital. We had a net loss in 2006 and we incurred net income in 2007 and 2005. We had positive cash flow from operations in 2007, 2006 and 2005.

For the quarter ending December 31, 2006 and December 31, 2007, the Company’s DSO was 36 days and 45 days, respectively. The primary cause for the increase in accounts receivable year over year was the loss of sales to Mitsui Chemicals. Mitsui Chemicals’ payment terms were net 15 days, and the customer consistently paid on time.  New sales generated in 2007 were primarily with new and existing customers whose payment terms averaged 45 to 60 days.  The fundamental change in the structure of our customer base negatively impacted our accounts receivable balance in 2007. Our write off of bad debt for the year ending December 31, 2006 was $43.  In 2007, the Company’s bad debt write off was de minimis.

Our cash and cash equivalents increased by $968 from $5,524 at December 31, 2006 to $6,492 at December 31, 2007. Cash provided by operating activities increased by $4,947 from $748 in 2006 to $5,695 in 2007.  The increase in cash provided by operating activities during 2007 was primarily the result of net income for the year of $3,557, non-cash depreciation of $2,812, a stock-based compensation charge of $342 partially offset by an increase in accounts receivable of $767, and a decrease in accounts payable and accrued liabilities of $98. Cash used in investing activities in 2007 was $757 compared to $505 used in investing activities in 2006.  The increase in cash used in investing activities from 2006 to 2007 was mainly due to higher proceeds from the sale of fixed assets in 2006.  Cash used in financing activities increased  by $2,500 from $1,533 used in financing activities in 2006 to $4,033 used in financing activities in 2007. The increase was primarily the result of the Company’s pay down of the line of credit with Bridge Bank, N.A. in December, 2007.

Our cash and cash equivalents decreased by $1,076 from $6,600 at December 31, 2005 to $5,524 at December 31, 2006. Cash provided by operating activities decreased by $3,258 from $4,006 in 2005 to $748 in 2006.  The decrease in cash provided by operating activities during 2006 was primarily the result of the net loss for the year of $5,510, impairment recoveries from long-lived assets of  $214 and an increase in other current and non-current assets of $81 partially offset by deferred income taxes of $51, non-cash depreciation of $2,406, a stock-based compensation charge of $551, a decrease in accounts receivable of $3,136, a decrease in inventories of $281 and a an increase in accounts payable and accrued liabilities of $128. Cash used in investing activities in 2006 was $505 compared to $342 used in investing activities in 2005. The increase in cash used in investing activities from 2005 to 2006 was due to increased expenditures for property, plant and equipment and other assets partially offset by proceeds from sale of fixed assets. Cash used in financing activities decreased by $33 from $1,566 used in financing activities in 2005 to $1,533 used in financing activities in 2006. The decrease was the result of less debt outstanding in 2006, which resulted in lower principal repayments.

We entered into an agreement with the Saxony government in Germany in May 1999 under which we receive investment grants. As of December 31, 2007, we had received approximately 5,000 Euros, or $5,023, at a historical conversion rate of 1.0046 Euros to the Dollar, of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets at our Dresden manufacturing facility. As of December 31, 2007 all government grants had been applied or repaid leaving nothing held as restricted cash.

Borrowing arrangements

On April 28, 2005, we entered into a credit agreement (the “Initial Credit Agreement”) with Wells Fargo HSBC Trade Bank, N.A.. The credit facility consisted of two revolving line of credit under which we were able from time to time borrow up to $3,000, subject to satisfaction of certain conditions. Amounts borrowed under the first facility bore interest at the prime rate minus 1.75% per annum or LIBOR plus 1% per annum, at our option. We borrowed approximately $3,000 from this facility on April 28, 2005.  We did not borrow any amounts under the second line of credit.  On March 29, 2007 we repaid this Initial Credit Agreement with proceeds from a new credit facility with Bridge Bank N.A.

On March 29, 2007, we entered into a new Credit Agreement (”Bridge Bank Agreement”) with Bridge Bank, N.A. (“Bank”).  The Bridge Bank Agreement provides for two facilities. The first facility is a revolving line of credit for the lesser of $3,000 or the face value of a standby letter of credit used to support the facility (described below). The proceeds of the first revolving line of credit facility were used to pay off the initial line of credit from Wells Fargo HSBC Trade Bank. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% and were collateralized by a $3,000 standby letter of credit from Needham & Company, Inc.(“Needham”). At December 31, 2007, Needham and its affiliates owned 40.7% of our outstanding common stock and Series A 10% Cumulative Convertible Preferred Stock convertible into another approximately 4% of our outstanding common stock.  Needham provided the standby letter of credit pursuant to an agreement requiring us to pay Needham interest on the $3,000 supporting the standby letter of credit at an annual rate of 12.8% if the standby letter of credit was not released by the Bank by August 1, 2007.  The standby letter of credit provided by Needham was not released by August 1, 2007 as required; therefore, we accrued interest pursuant to the terms set forth in the agreement with Needham amounting to $134 in the aggregate during 2007.  We paid the total interest liability in January, 2008.  The standby letter of credit was released by the bank on December 5, 2007, and we have no further obligations in connection with it.

The second facility is a $3,000 revolving line of credit under which we may borrow from time to time, up to 80% of eligible accounts receivables (net of pre-paid deposits, pre-billed invoices, deferred revenue, offsets, and contras related to each specific account debtor and other requirements in the lender’s discretion).  Amounts borrowed under the second facility bear interest at the prime rate plus 1.75% annualized on the average daily amount outstanding. The second facility also provides for a $2,000 letter of credit sub facility.

All borrowings under both facilities with the Bank are collateralized by all of our assets and are subject to certain financial and operating covenants.  These covenants include (a) maintaining a minimum current ratio of 1.00 to 1.00 for each month through May 31, 2007 and maintaining a current ratio of 1.25 to 1.00 each month thereafter; and (b) limiting our quarterly net loss (including the deemed dividend on our Series A Preferred Stock) so as not to exceed $400,000 for any quarter after September 30, 2007.

The terms of the Bridge Bank Agreement, among other things, limit our ability to (i) incur, assume or guarantee additional indebtedness (other than pursuant to the Bridge Bank Agreement), (ii) incur liens upon the collateral pledged to the Bank, (iii) merge, consolidate, sell or otherwise dispose of substantially all or a substantial or material portion of our assets, and (iv) pay dividends.

The Bridge Bank Agreement provides for events of default, which include, among others, (a) nonpayment of amounts when due (with no grace periods), (b) the breach of our representations, covenants or other agreements in the Bridge Bank Agreement or related documents, (c) defaults or accelerations of our other indebtedness, (d) a failure to pay certain judgments, (e) the occurrence of any event or condition that the Bank believes impairs or is substantially likely to impair the prospects of payment or performance by us, and (f) certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank may declare all outstanding indebtedness under the Bridge Bank Agreement to be due and payable.  The maturity date of the facilities was March 28, 2008.  We are currently negotiating a new credit facility, however, there can be no assurance that we will be successful in negotiations with the Bank or that we will be able to secure alternative financing.  However, the Company expects that its cash will be sufficient to meet its working capital and capital expenditure needs through December 31, 2008. The Bridge Bank Agreement expired on March 28, 2008.  We are currently negotiating a new credit facility; however, there can be no assurance that we will obtain a new line of credit or on acceptable terms, if at all.

The foregoing description does not purport to be a complete statement of the parties' rights and obligations under the Credit Agreement and the transactions contemplated thereby or a complete explanation of the material terms thereof.

Our borrowing arrangements with various German banks as of December 31, 2007 are described in Note 6 of the Notes to Consolidated Financial Statements (Item 8.  “Financial Statements and Supplementary Data”) set forth herein. We are in compliance with all of the covenants of the German bank loans, and we have classified $849 and $7,277 outstanding under the German bank loans as a short-term liability and long-term liability, respectively, at December 31, 2007.  We are obligated to pay an aggregate of approximately $849 in principal amount under our German bank loans in 2008.

As of December 31, 2003, we were in default under a master sale-leaseback agreement with respect to two of our production machines. We had withheld lease payments in connection with a dispute with the leasing company, Matrix Funding Corporation. In February 2004, we reached a settlement agreement for approximately $2,000 to be repaid over six years at a stepped rate of interest, and we returned the equipment in question. At December 31, 2007, the carrying value of the liability was $3,654 ($1,300 of principal, plus $2,354 of accrued interest). We paid an aggregate of approximately $300 under this agreement in 2007 and are required to pay $300 in 2008.

As of December 31, 2007, we were in compliance with all financial covenants under all financial instruments.

Capital expenditures

We spent approximately $710 and $1,192 in capital expenditures in 2007 and 2006, respectively, primarily to maintain and upgrade our production facilities. In 2007, we spent $710 for maintenance of the production machines and research and development tools. We expect to spend approximately $1,000 in 2008 on maintenance of the production machines and research and development tools.

Future Obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at December 31, 2007 (in thousands):

		Less			Greater
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Term debt (1)	$9,426	$1,149	$5,148	$736	$2,393
Term debt Interest (1)	2,261	596	721	392	552
Other Obligations (2)	1,468	--	--	--	1,468
Operating Leases (3)	1,690	509	941	240	--
Total Contractual Cash Obligations	$14,845	$2,254	$6,810	$1,368	$4,413

________________

(1)	Represents the principal and interest allocations of loan agreements with Portfolio Financing Servicing Company and several German Banks.

(2)	Represents accumulated dividends accrual on Series A 10% cumulative convertible preferred stock (greater than five years).

(3)	Represents the remaining rents owed on buildings we rent in Palo Alto, California.

Interest obligations relating to term debt declined for the year ended December 31, 2007 to $692 from $737 for the year ended December 31, 2006.

As of December 31, 2007, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.  The terms of the leases for these facilities continue through June 30, 2011.  The monthly rent expense for this facility is $27 through May 31, 2008.  The monthly payment will increase to $28 for the remainder of 2008.  In 2009, the monthly rent payments will increase to $38 and increase annually at a rate of 3% through the expiration of the lease.

As of December 31, 2007, we also had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  This manufacturing space is currently being subleased to another party.  The monthly rent payments for this facility are $9.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to 1.0% above the bank LIBOR rate (which was 5.75% at December 31, 2007) and is calculated based on amounts borrowed under the facility. In addition, the interest rate on one of our German loans has been reset to the prevailing market rate of 5.75% and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% adverse fluctuation in the interest rate on our line of credit and bank loans would have had an effect of about $100 on our interest expense for 2007.

Investment risk: We invest our excess cash in select money market accounts and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any of our floating rate securities would have had an adverse effect of less than $10 for 2007.

Foreign currency risk: International revenues (primarily defined as sales to customers located outside of the United States) accounted for approximately 77% of our total sales in 2007. Approximately 50% of our international revenues were denominated in Euros relating to sales from our Dresden operation in 2007. Of the approximately 50% of Euro denominated revenues, less than 5% are attributable to companies in the United States whose billings are denominated in Euros.  The other 50% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $1,600 on net revenues for 2007 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Southwall Technologies Inc.

We have audited the accompanying consolidated balance sheets of Southwall Technologies Inc. and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwall Technologies Inc. and its subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” applying the modified prospective method.

/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
March 28, 2008

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$6,492	$5,524
Restricted cash	294	209
Accounts receivable, net of allowance for doubtful accounts of $66 and $102 in 2007 and 2006, respectively	4,346	3,608
Inventories, net	5,640	5,598
Other current assets	837	1,064
Total current assets	17,609	16,003
Property, plant and equipment, net	17,071	17,232
Restricted cash loans	1,242	1,111
Other assets	1,345	1,155
Total assets	$37,267	$35,501

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long term debt	$1,149	$1,059
Short term obligations	--	2,996
Accounts payable	964	955
Accrued compensation	1,267	859
Other accrued liabilities	6,350	6,448
Total current liabilities	9,730	12,317
Term debt	8,277	8,568
Government grants advanced	--	220
Other long term liabilities	2,567	2,550
Total liabilities	20,574	23,655
Commitments and contingencies (Note 11)

Series A convertible preferred stock, $0.001 par value; 5,000 shares authorized, 4,893 shares outstanding at December 31, 2007 and 2006, respectively (Liquidation preference: $6,277 and $5,788 at 2007 and 2006, respectively)	4,810	4,810
Stockholders' Equity:
Common stock, $0.001 par value; 50,000 shares authorized, and 27,820 and 27,139 shares outstanding at December 31, 2007 and 2006, respectively	28	27
Capital in excess of par value	78,290	78,081
Accumulated other comprehensive income:
Translation gain on subsidiary	4,776	3,696
Accumulated deficit	(71,211)	(74,768)
Total stockholders' equity	11,883	7,036
Total liabilities, preferred stock and stockholders' equity	$37,267	$35,501

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

Net revenues	$37,733	$40,209	$54,754

Cost of revenues	23,907	24,746	37,241
Gross profit	13,826	15,463	17,513
Operating expenses (income):
Research and development	4,505	6,782	5,104
Selling, general and administrative	9,843	12,005	8,332
Restructuring expenses, net	56	915	--
Contract termination settlement	(2,959)	--	--
Recoveries for long-lived assets, net	(32)	(214)	(170)
Total operating expenses	11,413	19,488	13,266
Income (loss) from operations	2,413	(4,025)	4,247
Interest expense, net	(692)	(737)	(973)
Other income, net	2,346	210	75
Income (loss) before provision for income taxes	4,067	(4,552)	3,349
Provision for incomes taxes	510	958	29
Net income (loss)	3,557	(5,510)	3,320
Deemed dividend on preferred stock	489	489	490
Net income (loss) attributable to common stockholders	$3,068	$(5,999)	$2,830

Net income (loss) per share:
Basic	$0.11	$(0.22)	$0.11
Diluted	$0.11	$(0.22)	$0.10

Weighted average shares used in computing net income (loss) per share:
Basic	27,576	26,949	26,743
Diluted	33,240	26,949	32,895

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

				Accumulated
				Other		Total
			Capital in	Comprehensive		Stock--	Comprehensive
	Common Stock		Excess of	Income	Accumulated	holders’	Income
	Shares	Amount	Par Value	(Loss)	Deficit	Equity	(Loss)
Balances, December 31, 2004	26,488	$26	$77,957	$4,358	$(72,578)	$9,763	$974
Issuance of shares to employees under stock purchase plan	13	1	11	--	--	12
Issuance of shares on stock option exercise	38	--	19	--	--	19
Issuance of shares to directors	24	--	15	--	--	15
Issuance of shares under executive performance bonus plan	230	--	271	--	--	271
Compensation expense for vesting modification	--	--	45	--	--	45
Dividend accrual on Series A Preferred Stock	--	--	(490)	--	--	(490)
Foreign currency translation adjustment	--	--	--	(1,826)	--	(1,826)	(1,826)
Net income	--	--	--	--	3,320	3,320	3,320
Balances, December 31, 2005	26,793	27	77,828	2,532	(69,258)	11,129	1,494
Issuance of shares to employees under stock purchase plan	13	--	10	--	--	10
Issuance of shares on stock options exercise	233	--	113	--	--	113
Issuance of shares under executive performance bonus plan	100	--	68	--	--	68
Employee stock--based compensation expense	--	--	551	--	--	551
Dividend accrual on Series A Preferred Stock	--	--	(489)	--	--	(489)
Foreign currency translation adjustment	--	--	--	1,164	--	1,164	1,164
Net loss	--	--	--	--	(5,510)	(5,510)	(5,510)
Balances, December 31, 2006	27,139	27	78,081	3,696	(74,768)	7,036	(4,346)
Issuance of shares to employees under stock purchase plan	3	--	1	--	--	1
Issuance of shares on stock options exercise.	678	1	355	--	--	356
Employee stock-based compensation expense	--	--	342	--	--	342
Dividend accrual on Series A Preferred Stock	--	--	(489)	--	--	(489)
Foreign currency translation adjustment	--	--	--	1,080	--	1,080	1,080
Net income	--	--	--	--	3,557	3,557	3,557
Balances, December 31, 2007
	27,820	$28	$78,290	$4,776	$(71,211)	$11,883	$4,637

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows provided by operating activities:
Net income (loss)	$3,557	$(5,510)	$3,320
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax	(126)	51	(508)
Impairment recoveries for long-lived assets, net	(32)	(214)	(170)
Depreciation and amortization	2,812	2,406	2,195
Stock-based compensation charge	342	551	45
Common stock issued for services	--	--	15
Changes in operating assets and liabilities:
Accounts receivable	(767)	3,136	(914)
Inventories	(33)	281	2,476
Other current and non-current assets	40	(81)	898
Accounts payable and accrued liabilities	(98)	128	(3,351)
Net cash provided by operating activities	5,695	748	4,006
Cash flows used in investing activities:
Restricted cash	(79)	168	254
Proceeds from sale of property, plant and equipment	32	519	170
Expenditures for property, plant and equipment and other assets	(710)	(1,192)	(766)
Net cash used in investing activities	(757)	(505)	(342)
Cash flows used in financing activities:
Principal payments on borrowings	(1,148)	(1,434)	(1,532)
Borrowings on line of credit	4	--	2,996
Repayments of line of credit	(3,000)	--	(2,975)
Repayments under capital lease	--	--	(44)
Use of investment allowances	(246)	(222)	(42)
Proceeds from stock option, warrant and employee stock purchase plan exercises	357	123	31
Net cash used in financing activities	(4,033)	(1,533)	(1,566)
Effect of foreign exchange rate changes on cash	63	214	(45)
Net increase (decrease) in cash and cash equivalents	968	(1,076)	2,053
Cash and cash equivalents, beginning of year	5,524	6,600	4,547
Cash and cash equivalents, end of year	$6,492	$5,524	$6,600
Supplemental cash flow disclosures:
Interest paid	$837	$944	$854
Income taxes paid	$462	$836	$764
Supplemental schedule of non-cash investing and financing activities:
Dividends accrued	$489	$489	$490

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 1 - THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

The Company

Southwall Technologies Inc. (“Southwall”, “we”, “us”, “our”, and the “Company” refer to Southwall Technologies Inc. and its subsidiary) is a developer, manufacturer and marketer of thin film coatings on flexible substrates for the automotive glass, electronic display, window film, and architectural glass international markets. We have developed a variety of products that control sunlight in automotive glass, reduce light reflection, reduce electromagnetic radiation and improve image quality in electronic display products and conserve energy in architectural products. Our products consist of transparent solar-control films for automotive glass; anti-reflective films for computer screens, including flat panel displays, plasma displays, and transparent conductive films for use in touch screen and liquid crystal displays; energy control films for architectural glass; and various other coatings.

Principles of consolidation

The consolidated financial statements include the accounts of Southwall and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.

Foreign currency translation

The Company's German subsidiary uses the Euro as its functional currency. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Exchange gains or losses from the translation of assets and liabilities of $1,080 in 2007 are included in the cumulative translation adjustment component of accumulated other comprehensive income (loss). Gains and (losses) arising from transactions denominated in currencies other than the functional currency were ($62), $36, and ($320) in 2007, 2006 and 2005, respectively, and are included in other income, net.

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The estimates included in preparing our financial statements include:  allowance for doubtful accounts, the accrual for sales returns and warranties, quarterly taxes, inventory valuations (including reserves for excess and obsolete and impaired inventories), reserves for decommissioning costs associated with leasehold asset retirement obligations.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Restricted cash

Restricted cash consists of deposits made on precious metals used during the manufacturing process.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Accordingly, we generally recognize revenue from product sales when the terms of sale transfer title and risk of loss, which occurs either upon shipment or upon receipt by customers. In connection with product sales, we make allowances for estimated returns and warranties. We adjust these allowances periodically to reflect our actual and anticipated experience. If any of these conditions to recognize revenue is not met, we defer revenue recognition. At December 31, 2007, deferred revenues associated with funded development projects were $76 and are included in other accrued liabilities in the accompanying balance sheet.

The Company has agreements under which it receives fees for certain licensing rights to technology and products. The Company does not allocate cost of sales to license revenues because such costs are insignificant. License revenues associated with these agreements are recognized ratably over the period of the contract when collection of the resulting receivable is probable. License revenues were $0, $64 and $57 in 2007, 2006 and 2005, respectively.

Accounts receivable and allowances for doubtful accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing.  We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment. As of December 31, 2007 and 2006, our balance sheets included allowances for doubtful accounts of $66 and $102, respectively.

Accrual for sales returns and warranties

We establish allowances for sales returns for specifically identified product quality claims as well as estimated potential future claims based on our sales returns and warranty experience. We offer a ten-year, five-year and less than one year quality claim periods for our products.  As of December 31, 2007 and 2006, our balance sheets included accrual for sales returns and warranties of $1,102 and $1,415, respectively.

Concentrations of risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

The Company invests in selected financial instruments such as different types of money market funds. By policy, the Company limits the amount of credit exposure to any one financial institution or commercial issuer. For US funds, we have $5,817 in excess of $100 of FDIC coverage. We also have approximately $1,059 in foreign banks.

The Company sells its products throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon anticipated collectability of all accounts receivable.

Our ten largest customers accounted for approximately 78%, 77% and 81% of our net sales in 2007, 2006 and 2005, respectively. During 2007, Mitsui Chemicals, Saint Gobain Sekurit, Huper Optik, V-Kool and Pilkington PLC accounted for 6.4%, 11.4%, 11.2%, 32.1% and 10.1%, respectively, of our net revenues. During 2006, Mitsui Chemicals, Saint Gobain Sekurit, V-Kool and Pilkington PLC accounted for 24.6%, 8.5%, 20.0% and 9.5%, respectively, of our net revenues. During 2005, Mitsui Chemicals, Saint Gobain Sekurit, V-Kool and Pilkington PLC accounted for 22.7%, 19.8%, 19.5% and 7.1%, respectively, of our net revenues.

The Company expects to continue to derive a significant portion of its net product revenues from a relatively small number of customers. Accordingly, the loss of a large customer could materially hurt the Company's business, and the deferral or loss of anticipated orders from a small number of customers could materially reduce our revenue, operating results and cash flows in any period.  In November 2007, we reached an agreement with Mitsui Chemicals, Inc., a large Electronic Display customer, to terminate our Manufacturing and Supply Agreement.  We believe that the low margins in this market will prevent the Company from seeking or obtaining any new plasma television contracts.

At December 31, 2007, receivables from three customers represented 37%, 22% and 10% of the Company's total accounts receivable. At December 31, 2006, receivables from three customers represented 29%, 18% and 14% of the Company's total accounts receivable.

The Company manufactures its products using materials procured from third-party suppliers. We obtain certain of these materials from limited sources. For example, the substrate we use in the manufacture of our Heat Mirror products is currently available from one main qualified source, Teijin Limited. The loss of our current source of supply would adversely affect our ability to meet our scheduled product deliveries to customers. Alternative sources of supply are being pursued; however, it takes approximately 18 to 24 months for us to qualify a new supplier and we may not be able to successfully develop such sources.

We rely on third-party subcontractors to add properties, primarily adhesives, to some of our products. There are only a limited number of qualified subcontractors that can provide some of the services we require.  The loss of a subcontractor could adversely affect our ability to meet our scheduled product deliveries to customers, which could damage our relationships with customers. If our subcontractors do not produce a quality product, our yield will decrease and our margins will be lower.

Furthermore, our production machines are large, complex and difficult to design and produce. It can take up to a year from the time we order a machine until it is delivered. Following delivery, it can take us, with the assistance of the manufacturer, up to six additional months to test and prepare the machine for commercial production. There are a limited number of companies that are capable of manufacturing these machines to our specifications. Our inability in the future to have new production machines manufactured and prepared for commercial production in a timely manner would have a material adverse effect on our business.

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

Additions, major improvements and enhancements are included in the asset accounts at cost. Ordinary maintenance and repairs are charged to expense as incurred. Gains or losses from disposal are included in operating expenses in selling, general and administrative expenses.

Depreciation and amortization expense related to property and equipment for 2007, 2006 and 2005 was $2,812, $2,406 and $2,195, respectively.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) a significant decline in our market capitalization, for an extended period of time, relative to net book value. When we determine that there is an indicator that the carrying value of long-lived assets may not be recoverable, we measure impairment based on estimates of future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses within our company, the fair values of certain assets based on appraisals, and industry trends. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs. As a result of our decision to cease manufacturing in Palo Alto, California, we recorded a $305 impairment charge related to a production machine which was decommissioned in the second quarter of 2006. In addition for 2006, we recorded the recovery of $519 of previously recorded impairment charges related to long-lived assets which were impaired in prior and current years.

Fair value disclosures of financial instruments

The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities using available market information and valuation methodologies considered to be appropriate and have determined that the book value of those instruments at December 31, 2007 and 2006 approximates fair value.  Based on borrowing rates currently available to the Company for debt with similar terms, the carrying value of our term debt approximates fair value.

Derivative financial instruments

The Company accounts for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. As of December 31, 2007, we did not have any derivative financial instruments or hedging activities.

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

Stock-Based Compensation

 Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense in fiscal 2007 and 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  SFAS 123R requires companies to estimate the fair value of the share-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option model. The value portion of the award that is ultimately expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company applied the provisions of SAB 107 in its adoption of SFAS 123R.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related To Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.   In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 was adopted on January 1, 2007 and the adoption of FIN 48 did not have a material impact on the Company’s financial positions, results of operations or cash flows. See Note 8 for additional information on FIN 48.

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

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share.  Accordingly, at December 31, 2007 and December 31, 2005 respectively, stock options to purchase 4,325 and 2,284 shares at a weighted average price of $1.32 and $2.83 per share were excluded from the computation of diluted weighted average shares outstanding.

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. Accordingly, at December 31, 2006 there was no difference between the denominators used for the calculation of basic and diluted net income (loss) per share.  At December 31, 2006, there were 5,519 anti-dilutive options, respectively, excluded from the net loss per share calculation.

Tables summarizing net income (loss) attributable to common stockholders, for diluted net income (loss) per share, and shares outstanding are shown below (in thousands):

	Years Ended December 31,
	2007	2006	2005

Net income (loss) attributable to common stockholders-basic	$3,068	$(5,999)	$2,830

Add: Deemed dividend on preferred stock	489	489	490
Net income (loss) attributable to common stockholders-diluted	$3,557	$(5,510)	$3,320
Weighted average common shares outstanding-basic	27,576	26,949	26,743
Dilutive effect of warrants	354	--	356
Dilutive effect of performance shares	--	--	38
Dilutive effect of Series A preferred shares	4,893	--	4,893
Dilutive effect of stock options	417	--	865
Weighted average common shares outstanding – diluted	33,240	26,949	32,895

Recent Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial statements.

NOTE 2 – STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. As a result of adopting SFAS 123R, income before income taxes in fiscal 2007 was lower, by $342, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted income per share in fiscal 2007 was $0.01 per share.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R requiring it to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the fiscal years 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.  Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. SFAS 123R requires companies to estimate the fair value of the share-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option pricing model. The value portion of the award that is ultimately expected to vest is recognized as compensation on a straight line basis over the requisite service period of the award, which is generally four years.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the consolidated statements of operations in 2007 and 2006:

	2007	2006
Cost of sales	$5	$53
Research and development	80	142
Selling, general and administrative	257	356

Stock-based compensation expense before income taxes	342	551
Income tax benefit	--	--

Total stock-based compensation expense after income taxes	$342	$551

Cash proceeds from the exercise of stock options in 2007 and 2006 were $356 and $113 respectively. There were immaterial cash proceeds from the exercise of stock in 2005. No income tax benefit was realized from stock option exercises for 2007, 2006 and 2005. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123R, the Company applied SFAS 123, amended by SFAS No. 148, which allowed companies to apply the existing accounting rules under APB 25, and related interpretations. In general, as the exercise price of options granted under the Company’s stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company's net income (loss). As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

Year Ended
December 31,
2005
Net income attributable to common stockholders
As reported	$2,830
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	45
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(686)
Pro forma net income	$2,189
Net income per share:
As reported – basic	$0.11
As reported – diluted	$0.10
Pro forma – basic	$0.08
Pro forma – diluted	$0.08

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 1997 Stock Incentive Plan and the 1998 Stock Option Plan for employees, board members and consultants. The Board of Directors adopted the 1997 and 1998 Stock Option Plans and the Long Term Incentive Plan on May 12, 1997, August 6, 1998, and April 30, 2007 respectively. The Compensation Committee of the Board of Directors administers the plans and agreements. The exercise price of options granted under the 1997 and 1998 plans must be at least 85% of the fair market value of the stock at the date of grant. Options granted under the 1998 plan prior to October 2004 generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or three months after the optionee terminates his relationship with the Company. Options granted under the 1997 plan prior to October 2004 generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or eighteen months after the optionee terminates his relationship with the Company.  Grants issued from and after October 2004 until April 2006 under both plans vest at a rate of 25% after six months and then evenly monthly thereafter for the remaining 42 months. Grants issued from and after April 2006 under both plans vest at a rate of 25% per year on each anniversary of the grant date.

On April 30, 2007 the Company’s Shareholders approved the Company’s Long Term Incentive Plan, which authorizes the granting of up to 10,000,000 shares of Common Stock. Under the terms of this plan, the Company can grant both Incentive Stock Options and Nonstatutory Stock Options.  Grants issued under the 2007 plan vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise options within a period of three months after such termination of service occurs.  The plan provides for longer expiration periods for employees who terminate but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration will be extended anywhere from three months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct.  As of December 31, 2007, there were 9,860 shares of common stock available for grant under the 2007 stock option plan, 214 shares under the 1998 stock option plan and zero shares under the 1997 stock option plan.

The activity under the option plans, combined, was as follows:

					Weighted
		Range of			Average
		Exercise			Exercise
	Options	Price			Price
Options outstanding at January 1, 2005	4,039	$2.13	-	$15.00	$4.19

Granted Adjustments	10	$0.50	-	$11.50	1.54
Granted	2,327	$0.57	-	$1.65	0.79
Exercised	(38)	$0.50	-	$1.05	0.51
Cancelled or expired	(766)	$0.50	-	$11.50	2.82

Options outstanding at December 31, 2005	5,572	$0.50	-	$15.00	1.53

Granted	1,322	$0.38	-	$0.82	0.61
Exercised	(233)	$0.50	-	$0.50	0.50
Cancelled or expired	(824)	$0.50	-	$15.00	2.07

Options outstanding at December 31, 2006	5,837	$0.38	-	$9.90	1.28

Granted	1,473	$0.45	-	$1.08	0.49
Exercised	(678)	$0.50	-	$0.71	0.53
Cancelled or expired	(1,423)	$0.41	-	$9.90	1.55
Options outstanding at December 31, 2007	5,209	$0.38	-	$9.90	$1.08

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for 2007, 2006 and 2005:

	2007	2006	2005
Expected life (in years)	6.00	4.3	2.17
Risk-free interest rate	4.67%	4.80%	4.20%
Volatility	80%	109%	117%
Dividend	n/a	n/a	n/a
Weighted-average fair value at grant date	$0.35	$0.37	$0.46

The Company's computation of expected volatility for 2007 is based on historical volatility. The Company's computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant. We have not issued or declared any dividends on our common stock. Additional information regarding options outstanding, exercisable and expected to vest as of December 31, 2007 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	5,209	$1.08	5.92	$849
Vested and expected to vest at December 31, 2007	4,330	$1.19	5.38	$624
Exercisable at December 31, 2007	3,340	$1.37	4.45	$370

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Southwall's closing stock price on the last trading day of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of Southwall's stock. Total intrinsic value of options exercised was $178 for 2007 and immaterial for 2006 and 2005. As of December 31, 2007, $341 of total unrecognized compensation cost related to stock options, net of forfeitures, was expected to be recognized over a weighted-average period of approximately 2.47 years.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average		Average
Exercise	Out-	Life	Exercise	Number	Exercise
Prices	standing	(years)	Price	Exercisable	Price
$0.38 -- $0.41	313	8.84	$0.41	303	$0.41
$0.45 -- $0.45	989	8.95	0.45	0	0.00
$0.50 -- $0.54	592	5.71	0.51	452	0.50
$0.58 -- $0.60	529	5.66	0.58	361	0.58
$0.62 -- $0.71	585	7.85	0.67	228	0.67
$0.73 -- $0.96	533	6.46	0.83	456	0.84
$0.98 -- $1.22	583	4.30	1.15	488	1.15
$1.28 -- $1.81	674	2.92	1.68	641	1.70
$1.92 -- $8.00	378	0.75	3.95	378	3.95
$9.90 -- $9.90	33	1.09	9.90	33	9.90
$0.38 -- $9.90	5,209			3,340

Employee Stock Purchase Plan

In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("the 1997 Plan").  Employees, subject to certain limitations, may purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period, or the last day of the purchase period. During 2007, 2006 and 2005, 3, 13 and 13 shares, respectively, were sold under the 1997 Plan.  At December 31, 2007, there were no shares available for issuance under the 1997 Plan, as the plan was suspended.

NOTE 3 - BALANCE SHEET DETAIL

	December 31,
	2007	2006
Inventories, net:
Raw materials	$3,076	$3,850
Work-in-process	787	221
Finished goods	1,777	1,527
	$5,640	$5,598

	December 31,
	2007	2006
Property, plant and equipment, net:
Land, buildings and leasehold improvements	$8,203	$7,507
Machinery and equipment	31,391	28,914
Furniture and fixtures	2,437	1,364
	42,031	37,785
Less - accumulated depreciation and amortization	(24,960)	(20,553)
	$17,071	$17,232

	December 31,
	2007	2006
Other Accrued Liabilities:
Accrued asset retirement obligations	$2,162	$1,710
Accrued sales returns and warranties	1,102	1,415
Accrued dividend payable – Series A Preferred Stock	1,468	979
Income tax payable	297	171
Accrued accounting and tax fees	252	225
Deferred revenue	--	240
Interest risk provision – SEG grants	221	425
Other accrued liabilities	848	1,283
	$6,350	$6,448

Restructuring costs.

In December 2002, we implemented a reduction in force at our Palo Alto location and elected to vacate certain buildings in Palo Alto. As a result of these actions, we incurred a restructuring charge of $2,624 in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto that we no longer occupy. In 2003, we recorded a credit to operating expenses of $65 as a result of modifications to the severance packages of certain employees.  In 2006, we incurred a restructuring charge of $915 relating to the closure of the Palo Alto manufacturing facility and the related severance and incentive payout to terminated employees. A manufacturing asset was also decommissioned in 2006. In 2007, we reserved an additional $56 for additional costs associated with our Palo Alto manufacturing facility.

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activities as well as activity during 2007, 2006 and 2005:

	Workforce	Facilities
	Reduction	Related	Total
Balance at January 1, 2005	$--	$274	$274
Provisions	--	--	--
Adjustment to reserve	--	--	--
Cash payments	--	(75)	(75)
Balance at December 31, 2005	$--	$199	$199

Provisions	375	812	1,187
Adjustment to reserve	(7)	(265)	(272)
Cash payments	(349)	(644)	(993)
Balance at December 31, 2006	$19	$102	$121

Provisions	--	56	56
Cash payments	(19)	(102)	(121)
Balance at December 31, 2007	$--	$56	$56

At December 31, 2007, $56 was included in other accrued liabilities in the accompanying consolidated balance sheet.

Guarantees.

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as, anticipated sales return and warranty claims based on experience. As of December 31, 2006 our reserve for sales returns and warranties was as follows:

	Balance at			Balance at
	December 31,			December 31,
	2005	Provision	Utilized	2006

Accrued sales returns and warranties	$1,556	$603	$(744)	$1,415

As of December 31, 2007, our reserve for sales returns and warranties was as follows:

	Balance at			Balance at
	December 31,			December 31,
	2006	Provision	Utilized	2007

Accrued sales returns and warranties	$1,415	$1,360	$(1,673)	$1,102

These amounts are included in other accrued liabilities in the accompanying consolidated balance sheets.

Indemnification obligations.

The Company's By-Laws require it to indemnify its officers and directors, as well as those who act as directors and officers of other entities, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. The indemnification obligations are more fully described in the Company’s By-Laws. The Company purchases insurance to cover claims made against its directors and officers, senior management and certain agents. Since a maximum obligation is not explicitly stated in the Company's By-Laws and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated and therefore no liability has been accrued at December 31, 2007. Historically, the Company has not made payments related to these indemnifications.

 As is customary in the Company's industry and as provided for in local law in the U.S. and other jurisdictions, many of the Company's standard contracts provide remedies to customers and other third parties with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies customers, as well as suppliers, contractors, lessors, lessees, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company's products and services, the use of their goods and services, the use of facilities and state of Company-owned facilities, and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time, the Company sometimes also provides protection to these parties against claims related to undiscovered liabilities, additional product liability, or environmental obligations. To date, claims made under such indemnifications have been insignificant and therefore no liability has been accrued at December 31, 2007.

NOTE 4 – FINANCING AGREEMENTS/SERIES A PREFERRED STOCK

During 2003, we experienced a significant decline in sales which led to a significant deterioration in our working capital position, which raised concerns about our ability to fund our operations and continue as a going concern in the short term and our ability to meet obligations coming due over the following few years.

On December 18, 2003, in order to raise cash to fund our operations and continue as a going concern, we entered into an investment agreement with Needham & Company, Inc., Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P., (together referred to as “Needham Company and its Affiliates”) and Dolphin Direct Equity Partners, LP (collectively with Needham Company and its Affiliates, “the Investors”).  On December 31, 2004, Needham and its Affiliates and Dolphin elected to convert all outstanding principal of, and accrued but unpaid interest on, their secured convertible promissory notes of the Company into shares of the Company’s Series A 10% Cumulative Preferred Stock.  The Convertible Notes by their terms were convertible at the option of the holders into Series A Stock at a rate of one share for each $1.00 of principal or interest converted.  The aggregate principal amount of the Convertible Notes converted by the Note Holders was $4,500 and interest accrued thereon as of the time of conversion was $393.  The aggregate number of shares of Series A Stock issued as a result of the conversion was 4,893.  In particular, Needham and its Affiliates received 3,262 shares and Dolphin received 1,631 shares.

At December 31, 2007, Needham and certain of its affiliates and Dolphin Direct Equity Partners, LP own 40.7% and 16.6%, respectively, of our outstanding common stock.  In addition, if Needham and its affiliates and Dolphin Direct Equity Partners, LP had converted Series A shares into common stock at December 31, 2007, they would have owned 44.6% and 19.1%, respectively, of our outstanding common stock.  In 2007, 2006 and 2005, we accrued, in the aggregate, $1,468 of deemed dividends on preferred stock with respect to Series A shares, and it is included in other accrued liabilities in the accompanying consolidated balance sheet.

Material Terms of the Series A Preferred Shares

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

.
Liquidation Preference.  Upon a liquidation or dissolution of Southwall, the holders of Series A shares are entitled to be paid a liquidation preference out of assets legally available for distribution to our stockholders before any payment may be made to the holders of common stock. The liquidation preference is equal to the stated value of the Series A shares, which is $1.00 per share, plus any accumulated but unpaid dividends. Mergers, the sale of all or substantially all of our assets or the acquisition of Southwall by another entity and certain other similar transactions may be deemed to be liquidation events for these purposes.

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

NOTE 5 - LINE OF CREDIT

On April 28, 2005, we entered into a credit agreement (the “Initial Credit Agreement”) with Wells Fargo HSBC Trade Bank, N.A.. The credit facility was a revolving line of credit under which we were able to, from time to time, borrow up to $3,000, subject to satisfaction of certain conditions. Amounts borrowed under the first facility bore interest at the prime rate minus 1.75% per annum or LIBOR plus 1% per annum, at our option. We borrowed approximately $3,000 from this facility on April 28, 2005.  On March 29, 2007 we repaid this Initial Credit Agreement with proceeds from a new credit facility with Bridge Bank N.A.

On March 29, 2007, we entered into a new Credit Agreement (”Bridge Bank Agreement”) with Bridge Bank, N.A. (“Bank”).  The Bridge Bank Agreement provides for two facilities. The first facility is a revolving line of credit for the lesser of $3,000 or the face value of a standby letter of credit used to support the facility (described below). The proceeds of the first revolving line of credit facility were used to pay off Wells Fargo HSBC Trade Bank. Amounts borrowed under the first facility bear interest at the prime rate minus 1.75% and were collateralized by a $3,000 standby letter of credit from Needham & Company, Inc.(“Needham”). At December 31, 2007, Needham and its affiliates owned 40.7% of our outstanding common stock and Series A 10% Cumulative Convertible Preferred Stock convertible into another approximately 4% of our outstanding common stock.  Needham provided the standby letter of credit pursuant to an agreement requiring us to pay Needham interest on the $3,000 supporting the standby letter of credit at an annual rate of 12.8% if the standby letter of credit was not released by the Bank by August 1, 2007.  The standby letter of credit provided by Needham was not released by August 1, 2007 as required; therefore, we accrued interest pursuant to the terms set forth in the agreement with Needham amounting to $134 in the aggregate during 2007.  We paid the total interest liability in January 2008.  The standby letter of credit was released by the bank on December 5, 2007, and we have no further obligations in connection with it.

The second facility is a $3,000 revolving line of credit under which we may, from time to time, borrow up to 80% of eligible accounts receivables (net of pre-paid deposits, pre-billed invoices, deferred revenue, offsets, and contras related to each specific account debtor and other requirements in the lender’s discretion).  Amounts borrowed under the second facility bear interest at the prime rate plus 1.75% annualized on the average daily amount outstanding. The second facility also provides for a $2,000 letter of credit sub facility.

We have no amounts outstanding under our line of credit as of December 31, 2007.

All borrowings under both the facilities with the Bank are collateralized by all of our assets and are subject to certain financial and operating covenants.  These covenants include (a) maintaining a minimum current ratio of 1.00 to 1.00 for each month through May 31, 2007 and maintaining a current ratio of 1.25 to 1.00 each month thereafter; and (b) limiting our quarterly net loss (including deemed dividend) so as not to exceed $400,000 for any quarter after September 30, 2007.

The terms of the Bridge Bank Agreement, among other things, limit our ability to (i) incur, assume or guarantee additional indebtedness (other than pursuant to the new Credit Agreement), (ii) incur liens upon the collateral pledged to the Bank, (iii) merge, consolidate, sell or otherwise dispose of substantially all or a substantial or material portion of our assets, and (iv) pay dividends.

The Bridge Bank Agreement provides for events of default, which include, among others, (a) nonpayment of amounts when due (with no grace periods), (b) the breach of our representations, covenants or other agreements in the Bridge Bank Agreement or related documents, (c) defaults or accelerations of our other indebtedness, (d) a failure to pay certain judgments, (e) the occurrence of any event or condition that the Bank believes impairs or is substantially likely to impair the prospects of payment or performance by us, and (f) certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank may declare all outstanding indebtedness under the Bridge Bank Agreement to be due and payable.  The maturity date of the facilities was March 28, 2008.  However, we expect that our cash will be sufficient to meet our working capital and capital expenditure needs through December 31, 2008.  We are currently negotiating a new credit facility; however, there can be no assurance that we will obtain a new line of credit or on acceptable terms, if at all.

The foregoing description does not purport to be a complete statement of the parties' rights and obligations under the Credit Agreement and the transactions contemplated thereby or a complete explanation of the material terms thereof.

As of December 31, 2007, the Company was in compliance with all financial covenants under all financial instruments.

NOTE 6 - TERM DEBT

The Company's term debt consisted of the following:

			Balance at
			December 31,	Due in
Description	Rate		2007	2008
Term debt:
German bank loan dated May 12, 1999	6.13%		$1,007	$502
German bank loan dated May 28, 1999	7.10	%(1)	3,681	--
German bank loan dated May 28, 2000	7.15	%(2)	954	347
German bank loan dated August 14, 1999 (due June 30, 2009)	5.75%		2,484	--
Settlement agreement dated February 20, 2004		(3)	1,300	300
Total term debt			9,426	$1,149
Less current portion			1,149
Term debt, non-current			$8,277

(1)	Interest rate will be reset to the then prevailing market rate in 2009.

(2)	Interest rate is fixed at 7.15% until final repayment in 2010.

(3)	Interest rate was 6% for 2007, and will increase by one percentage point per year until 2010.

Settlement agreement

During 1999, Southwall entered into a master equipment sale-leaseback agreement with a leasing company, Matrix Funding Corporation ("lessor"). The Company was in dispute with the lessor over the interpretation of certain terms of the lease agreement and withheld lease payments due from March 2001 until February 2004. The lessor notified the Company that it considered the Company to be in default and in January 2002 drew down on a letter of credit in the amount of $500 that collateralized the Company's obligations. In May 2002, a suit was filed against the Company by an agent of the successor to the lease demanding payment of unpaid lease payments and alleged residual values. In February 2004, the Company entered into a settlement agreement with the agents pursuant to which the Company agreed to pay an aggregate of $2,000 bearing interest at a stepped rate. The settlement required the Company to make an interest payment in 2004, and beginning in 2005, to make quarterly principal payments of between $75 and $125, plus interest payments until 2010. At December 31, 2007, the carrying value of the liability was $3,654 ($1,300 of principal, plus $2,354 of accrued interest). The agreement included a confession of judgment, whereby the Company acknowledged that it would owe damages of $5,900 in the event of payment defaults under the settlement agreement.

The Company performed an assessment under SFAS 15 (“Accounting by Debtors and Creditors for Troubled Debt Restructurings”) and EITF 02-04 (“Determining Whether a Debtors’ Modification or Exchange of Debt Instruments Is Within The Scope of FASB Statement No. 15”) to assess whether this debt restructuring constituted a troubled debt restructuring. The Company concluded that the debt restructuring was in fact a troubled debt restructuring as the Company was in financial difficulty and the lessors had granted a concession to the Company, under the definitions of such conditions as set forth in EITF 02-04. The reduction in the amount of the debt indicated that a concession had been granted. SFAS 15 requires an assessment of the total future cash payments specified by the new terms of the debt, including principal, interest and contingent payments. If the payments are less than the carrying amount of the payable, the Company should reduce the carrying amount to an amount equal to the total future cash payments specified by the new terms and should recognize a gain on restructuring of payables equal to the amount of the reduction. In its assessment, management factored in the $5,900 confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring. The carrying value of the debt remains on the consolidated balance sheet and the liability will be reduced as payments are made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment. Based on a SFAS 5 determination, when the Company considers default probable, the liability would be increased to the $5,900 confession of judgment value. The excess of the carrying value over the original $2,000 settlement was $2,354 and was recorded in other long-term liabilities in the consolidated balance sheet. The remaining principal balance at December 31, 2007 is $1,300.

Loans from German Banks

On May 12, 1999, the Company entered into a loan agreement with a German bank that provided for borrowings up to 3,100 Euros ($3,900). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in Euros after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum until December 31, 2009. Of the borrowings outstanding of $1,007 under this bank loan at December 31, 2007, $505 was classified as non-current in the accompanying consolidated balance sheet. The interest rate was 6.13% in 2007.

On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds were made available in three tranches, and were used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at December 31, 2007; the Company is current with respect to all principal and interest payments due under the loan agreement. Under the first tranche, the Company borrowed 2,500 Euros ($3,200) for a term of twenty years beginning on May 28, 1999. The principal is repayable in Euros beginning after ten years in twenty equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years, after which time the rate will be adjusted to a current prevailing rate. Of the borrowings outstanding under this tranche of $3,681 at December 31, 2007, $3,681 was classified as non-current in the accompanying consolidated balance sheet. Under the second tranche, the Company borrowed 1,700 Euros ($2,100) for a term of seven years beginning May 28, 1999 and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bore fixed interest at 3.75% per annum for the period of seven years. At December 31, 2007, the amount due under this second tranche was $0. Under the third tranche, the Company borrowed 2,100 Euros ($2,700) for a term of ten years beginning on May 28, 2000, and the principal is repayable after one year, in 36 equal quarterly payments. The loan bears fixed interest of 7.15% per annum until the final payment in 2010. At December 31, 2007, the amount due under this tranche was $954; of this amount, $607 was classified as non-current in the accompanying consolidated balance sheet.

On August 14, 1999, the Company entered into a loan agreement with a German bank that provided for borrowings up to 1,700 Euros ($2,300). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance is due in a single payment on June 30, 2009 and bears interest at a rate of 5.75% per annum. The interest is payable quarterly in Euros. Fifty percent of the loan proceeds are restricted in an escrow account for the duration of the loan period and are classified as a non-current asset "Restricted cash loans" in the accompanying consolidated balance sheet. The amount due under this bank loan at December 31, 2007 was $2,484, which was classified as a non-current liability in the accompanying consolidated balance sheet.

The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary. The dollar equivalent value of the remaining balances for the preceding German bank loans has been calculated using the Euro exchange rate as of December 31, 2007.

Scheduled principal payments of term debt for the next five years and thereafter, are as follows:

Amount

2008	$1,149
2009	4,020
2010	1,128
2011	368
2012	368
Thereafter	2,393
Total	$9,426

The Company incurred total interest on indebtedness of $972, $944 and $1,156 in 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company was in compliance with all its financial covenants under all its financial instruments.

NOTE 7 - GOVERNMENT GRANTS AND INVESTMENT ALLOWANCES

The Company has an agreement to receive cash grant awards (the "Grant"), which was approved by the Saxony government in May 1999. As of December 31, 2007, the Company had received approximately 5,000 Euros ($5,000) under this Grant since 1999 and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden, Germany manufacturing facility.

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

We believe we have met the above requirements at June 30, 2006.  We reached a settlement with the Saxony government regarding the unused grants, and in October 2007, we repaid 128 Euros ($185) to the Saxony Government consisting of: 113 Euros ($163) of prepaid grants with 15 Euros ($22) of corresponding interest.

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

If the Company fails to meet the above requirements, the Saxony government has the right to demand repayment of the allowances. The Grants and investment allowances, if any, that the Company is entitled to seek from the Saxony government vary from year to year based upon the amount of capital expenditures that meet the above requirements. Generally, Southwall is not eligible to seek total investment grants for any year in excess of 33% of its eligible capital expenditures for that year. The Company cannot guarantee that it will be eligible for or receive additional grants or allowances in the future. As of December 31, 2007, we were in compliance with the requirements mentioned above.   The Company has accrued 150 Euros ($221) in the event that that the number of qualified employee does not meet the grant specifications and has included this amount in other accrued liabilities in the consolidated balance sheet at December 31, 2007.

NOTE 8 - INCOME TAXES

The provision for income taxes for the years then ended December 31, 2007, 2006 and 2005 consist of the following:

	2007	2006	2005
Current:
Federal	$42	$--	$--
State	1	37	(17)
Foreign	593	870	554
Total current	$636	$907	$537

Deferred:
Federal	$--	$--	$--
State	--	--	--
Foreign	(126)	51	(508)
Total deferred	$(126)	$51	$(508)
Total provision	$510	$958	$29

The income tax provision relates primarily to foreign taxes, foreign withholding taxes on royalty payments and state minimum tax obligations.

The effective income tax rate differs from the federal statutory rate as a result of foreign taxes and valuation allowances established for deferred tax assets.  The effective tax rate reconciliations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Tax at Federal Statutory Rate	35.0%	35.0%	35.0%
State, Net of Federal Benefit	0.0%	0.0%	21.3%
Foreign Rate differential	-6.0%	-1.4%	-3.1%
Permanent Items	1.4%	-2.2%	0.0%
R&D Credit	-0.5%	1.2%	-0.8%
Foreign tax credit	0.0%	-2.5%	0.0%
Increase (Decrease) in valuation allowance	-17.4%	-50.4%	-39.4%
Foreign Payable Release	0.0%	0.0%	-12.3%
Other	0.0%	-0.8%	0.3%

Provision for Taxes	12.5%	-21.1%	0.9%

U.S. and foreign pre-tax income are broken-down as follows:

	2007	2006	2005

U.S.	$2,037	$(7,340)	$1,826
Foreign	2,030	2,788	1,523
Total	$4,067	$(4,552)	$3,349

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2007	2006
Deferred Tax Assets:

Federal and state net operating losses	$13,203	$13,723
Research, MIC, and other tax credits	1,340	1,715
Accruals	3,363	3,049
Depreciation and amortization	105	470
Stock-based compensation	193	126
Foreign Accruals	259	105
Gross deferred tax assets	18,463	19,188
Deferred tax assets valuation allowance	(18,204)	(19,083)
Total deferred tax asset	$259	$105

Deferred Tax Liabilities:

Foreign Accruals	$80	$0

Total Deferred Tax Liabilities	80	0

Net Deferred Tax Asset	$179	$105

The net deferred tax asset is included in other assets on the consolidated balance sheets.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets have been offset by a valuation allowance of $18,204.  The valuation allowance decreased by $879 for the period ended December 31, 2007.

As of December 31, 2007, the Company has net operating loss carry forwards for federal income tax purposes of approximately $36,341 which expire beginning in the year 2008 through 2026.  The Company also has California net operating loss carry forwards of approximately $8,432 which expire beginning in the year 2008 through 2016.

The Company has federal and California research and development tax credits of $121 and $1,421 respectively.  The federal research credits will begin to expire in the year 2019 and the California research credits have no expiration date.  The Company also has a California Manufacturers’ Investment Credit of $166, a portion of which is currently expiring yearly.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Such an annual limitation could result in the expiration of the net operating loss before utilization.

In June 2006, the FASB issued FIN 48. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease in the liability for unrecognized tax benefits.   In 2007, there was no change in the liability for unrecognized tax benefits.  At December 31, 2007, the Company did not have any unrecognized tax benefits.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits with the Company’s provision for (benefit from) income taxes did not change.  The Company had no accrued interest or penalties related to unrecognized tax benefits as of December 31, 2007.

NOTE 9 – WARRANTS

As of December 31, 2007 and 2006, we had the following outstanding warrants:

		12/31/2007	12/31/2006

		Number of Shares	Number of Shares
		Exercisable to	Exercisable to
Warrant Holder	Issue Date	Common Stock	Common Stock		Exercise Price	Expiration Date
Pacific Business Funding, A division of Cupertino National Bank:	12/18/2003	250,000	250,000		$0.01	12/18/2008
	1/19/2004	75,000	75,000		$0.01	1/19/2009
	1/30/2004	35,000	35,000		$0.01	1/30/2009
		360,000	360,000	(1)
(1) Warrants issued in connection with financial debt instruments

NOTE 10 - SEGMENT REPORTING

Southwall operates in one segment.

The total net revenues for the automotive glass, electronic display, architectural and window film product lines were as follows:

	2007	2006	2005
Automotive glass	$15,113	$13,433	$19,647
Electronic display	2,674	10,799	14,039
Architectural	5,957	5,528	5,934
Window film	13,989	10,449	15,134
Total net revenues	$37,733	$40,209	$54,754

The following is a summary of net revenue by geographic area (based on location of customer):

	2007	2006	2005
United States	$8,786	$12,850	$14,362
Europe: France,Germany	8,824	6,781	14,701
Asia Pacific: Japan, Pacific Rim	13,624	18,194	22,960
Rest of the world	6,499	2,384	2,731
Total	$37,733	$40,209	$54,754

Southwall operates from facilities located in the United States and Germany. Long-lived assets were as follows:

	December 31,
	2007	2006
United States	$577	$754
Germany	16,494	16,478
Consolidated	$17,071	$17,232

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain property and equipment as well as its facilities under noncancellable operating and capital leases. These leases expire at various dates through 2011. As of December 31, 2007, the future minimum payments under these leases are as follows:

Year Ending December 31,	Operating Leases
2008	$509
2009	464
2010	477
2011	240
Future minimum lease payments	$1,690

Rent expense under operating leases was approximately $825, $713 and $861 in 2007, 2006 and 2005, respectively.

On February 19, 2004, the Company entered into the second amendment to the lease for its Palo Alto, California manufacturing facility. This amendment reflected a payment schedule for a rent deferral for this facility. In January 2006, the Company paid in full approximately $1,192 for this deferred rent.

On January 19, 2006, the Company announced its plans to close its Palo Alto manufacturing facility. As a result of this decision, the Company is in negotiation with its landlord to decommission and surrender these premises. The Company accrued $1,509 as a current leasehold asset retirement obligation in the third quarter of 2006 and in the fourth quarter of 2007, the Company accrued an additional $153. Both amounts are included in other accrued liabilities in the accompanying consolidated balance sheets. The method and timing of payments were finalized with the landlord on February 22, 2008 (see Note 15, Subsequent Events). Further environmental studies are currently being performed on this property as agreed to by Southwall and the landlord and therefore this estimate of our liability could differ from the actual future settlement amount.

In January 2006, the Company renewed a lease agreement for its research and development facility. Under this lease agreement, the Company accrued $200 as a current leasehold retirement obligation in the first quarter of 2006.  In the fourth quarter of 2007, the Company increased the accrual to $500 which is included in other accrued liabilities in the accompanying consolidated balance sheet. The method and timing of payments are not yet finalized and therefore, this estimate of our liability could differ from the actual future settlement amount.

Contingencies

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

During 2006 and 2005, the Company recovered $32 and $214, respectively, from the sales of previously written-down equipment and production machines.  In 2006, the Company incurred impairment charges of $305 and recoveries of $519.

NOTE 13 – SAVINGS PLAN (401-K PLAN)

In 1998, the Company sponsored a 401(k) defined contribution plan covering eligible employees who elect to participate. Southwall is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the board of directors. The Company matches 25% of each eligible participant's 401(k) contribution up to a maximum of 20% of the participant's compensation, not to exceed $15 per year. Southwall's actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary or profit sharing contributions were made for the years ending December 31, 2007, 2006 and 2005. Matching contributions during 2007, 2006 and 2005 were $55, $69 and $80, respectively.

NOTE 14 – NONRECURRING ITEMS

As part of a Technology Transfer and Service agreement executed with Sunfilm AG on March 14, 2007, we recognized income of $2,500 attributed to the achievement of certain milestones set forth in the agreement.  This amount is included in “Other Income, Net” in the accompanying consolidated statements of operations.  As of December 31, 2007 one milestone remained open, and a total of $500 is expected to be achieved in 2008.

For the past four years, we have sold a highly specialized EMI filtering film for use in plasma display panels for televisions under an exclusive Manufacturing and Supply Agreement to our customer, Mitsui Chemicals, Inc.. Under the terms of this agreement, Mitsui Chemicals Inc. has been obligated to purchase minimum annual amounts of electronic display materials from us. As a result of price sensitivity which led to a decreased demand for our product  in the electronic display market, we agreed with Mitsui Chemicals to terminate this agreement in November, 2007. As consideration for their obligations under this agreement, Mitsui Chemicals paid us $2,959.  This is shown as “Contract Termination Settlement” in the accompanying consolidated statements of operations.

NOTE 15 – SUBSEQUENT EVENTS

In connection with the lease surrender plan with Judd Properties, Inc., the landlord of one of our leased facilities, we had accrued a total of $1,662 as a leasehold asset retirement obligation. Subsequent to year end, we entered into a settlement agreement with our landlord.  In exchange for our release from the building restoration obligation, on January 31, 2008 the landlord drew down the letter of credit in the amount of $1,000 and released the $100 security deposit.  On February 22, 2008, we paid the landlord $400 pursuant to the settlement agreement signed on February 22, 2008. The remaining accrued obligation of $153 represents additional environmental sampling costs and legal fees estimated to be incurred in 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9AT. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President (Principal Executive Officer) and our Chief Accounting Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, and Chief Accounting Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer, and Chief Accounting Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period.

Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

▪	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

As part of management’s assessment of internal controls over financial reporting under section 404 of the Sarbanes-Oxley Act of 2002, certain enhancements have been made to our internal control process.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE

The remaining information required by this item will be contained in the Proxy Statement, which will be filed with the SEC within 120 days of the year ended December 31, 2007 and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in the Proxy Statement and is incorporated herein by reference. Information required by this item pursuant to Items 407 of Regulation S-K relating to board meetings, our nominating committee, audit committee and compensation committee and shareholder communications will be contained in the Proxy Statement and is incorporated herein by reference.
We have adopted a written code of conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and can be found on our website, www.southwall.com.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its named executive officers will be set forth in the Proxy Statement, which will be filed within 120 days with the SEC of the year ended December 31, 2007 which information is incorporated herein by reference.  Information regarding the Company’s compensation of its directors will be set forth in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners, directors and executive officers will be set forth under in the Proxy Statement, which will be filed with the SEC within 120 days of the year ended December 31, 2007 and which information is incorporated herein by reference.

Information regarding the Company’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be set forth in the Proxy Statement, which will be filed within 120 days of the year ended December 31, 2007 and which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will be set forth in the Proxy Statement, which will be filed within 120 days with the SEC of the year ended December 31, 2007 and which information is incorporated herein by reference. Information regarding director independence will be set forth in the Proxy Statement, which will be filed within 120 days of the year ended December 31, 2007 and which information will be incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal auditor fees and services will be set forth in the Proxy Statement, which will be filed within 120 days of the year ended December 31, 2007 and which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)(1)	Financial Statements. The following Financial Statements of Southwall Technologies Inc. are filed as part of this Form 10-K:

(2)    Financial Statement Schedule.

Schedule II - Valuation and qualifying accounts and reserves (amounts in thousands):

	Balance
	at					Balance
	Beginning					at End
Description	of Year	Additions		Deductions		of Year

2007
Inventory reserves	$410	$1,109		$847	(2)	$672
Allowance for Doubtful Accounts	$102	$(36)		$--	(2)	$66
Reserves for warranty and sales returns	$1,415	$1,360	(1)	$1,673	(2)	$1,102
Tax valuation allowance	$19,083	$--		$879	(2)	$18,204

2006
Inventory reserves	$759	$1,546		$1,895	(2)	$410
Allowance for Doubtful Accounts	$208	$(63)		$43	(2)	$102
Reserves for warranty and sales returns	$1,556	$603	(1)	$744	(2)	$1,415
Tax valuation allowance	$21,718	$--		$2,635	(2)	$19,083

2005
Inventory reserves	$1,254	$1,710		$2,205	(2)	$759
Allowance for Doubtful Accounts	$292	$--		$84	(2)	$208
Reserves for warranty and sales returns	$2,701	$720	(1)	$1,865	(2)	$1,556
Tax valuation allowance	$22,348	$--		$630	(2)	$21,718

(1) Charged against revenue.
(2) Reserves utilized during the year.

(3) Exhibits.

Reference is made to the Exhibit Index, which follows the signature pages of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the day of March 31, 2008.

SOUTHWALL TECHNOLOGIES INC.

By:	/s/ Raymond Eugene Goodson
R. Eugene Goodson
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, as of March 31, 2008.

Signature	Title

/s/Raymond Eugene Goodson R. Eugene Goodson	Executive Chairman (Principal Executive Officer)

/s/Mallorie Burak Mallorie Burak	Chief Accounting Officer (Principal Financial Officer)

/s/William A. Berry William A. Berry	Director

/s/ Dennis Bunday Dennis Bunday	Director

/s/George Boyadjieff George Boyadjieff	Director

/s/Jami K. Nachtsheim Jami K. Nachtsheim	Director

/s/Andre R. Horn Andre R. Horn	Director

/s/Peter E. Salas Peter E. Salas	Director

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1(1)	Restated Certificate of Incorporation of the Company.
3.1.1(30)	Amendment to Amended and Restated Certificate of Incorporation of the Company
3.2(1)	By-laws of the Company.
3.3(26)	Amended and Restated Certificate of Designation, Preferences and Rights of Series A 10% Cumulative Preferred Stock of the Company filed with the Secretary of State of Delaware on January 30, 2004.
10.35.1(11)	Lease Agreement for the facilities at 3941 East Bayshore Road, dated October 7, 1999, between the Company and Straube Associates, Inc.
10.36(1)	Lease Agreement for the facilities at 3961 East Bayshore Road, dated March 20, 1979, between the Company and Allan F. Brown and Robert V. Brown.
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

10.139(28)	Third Amendment to Domestic Factoring Agreement, dated April 29, 2004.
10.140 (31)	Lease agreement for the facilities at 3780 Fabian Way, Palo Alto, CA, dated October 04, 2005 between the Company, Richard Christina and Diane Christina.
10.142 (32)	Sublease dated June 13, 2006, by and between the Registrant and Maxspeed Corporation.
10.142 (32)	Amendment to lease dated June 21, 2006, by and between the Registrant and Richard A. Christina and Diane L. Christina, Trustees of the Richard A. Christina and Diane L. Christina Trust.
10.143	Technology Transfer and Service Agreement between Sunfilm AG and the Company dated 03/14/07.
10.144	Business Financing Agreement dated 03/29/07 between the Company and Bridge Bank NA.
10.145(33)	Amendment to Agreement with Mitsui Chemicals,Inc.
14(27)	Code of Ethics.
21(15)	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm (Burr, Pilger & Mayer LLP).
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer

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

(32) Filed as an exhibit to the Form 10-Q Quarterly Report, filed with the Commission on August 11, 2006, and incorporated herein by reference.

(33)  Filed as an exhibit to the Form 10-Q/A Quarterly Report, filed with the Commission on February 5, 2008 and incorporated herein by reference.