Form 10-Q
period 2008-03-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2008-05-15
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

As of April 21, 2008, there were 27,819,622 shares of the registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$4,362	$6,492
Restricted cash	316	294
Accounts receivable, net of allowance for doubtful accounts of $134 at March 31, 2008 and $66 at December 31, 2007	8,183	4,346
Inventories, net	7,241	5,640
Other current assets	1,106	837
Total current assets	21,208	17,609

Property, plant and equipment, net	17,916	17,071
Restricted cash loans	1,348	1,242
Other assets	254	1,345
Total assets	$40,726	$37,267

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt	$1,262	$1,149
Accounts payable	3,353	964
Accrued compensation	595	1,267
Other accrued liabilities	4,826	6,350
Total current liabilities	10,036	9,730

Term debt	8,463	8,277
Other long term liabilities	2,578	2,567
Total liabilities	21,077	20,574

Commitments and contingencies (Note 5)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at March 31, 2008 and December 31, 2007, respectively (Liquidation preference: $6,399 and $6,277 at March 31, 2008 and December 31, 2007, respectively)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 27,820 shares outstanding at March 31, 2008 and December 31, 2007, respectively	28	28
Capital in excess of par value	78,215	78,290
Accumulated other comprehensive income: Accumulated translation adjustment	5,762	4,776
Accumulated deficit	(69,166)	(71,211)
Total stockholders’ equity	14,839	11,883

Total liabilities, preferred stock and stockholders’ equity	$40,726	$37,267

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended
	March 31,	March 31,
	2008	2007

Net revenues	$10,570	$10,505
Cost of revenues	5,719	6,095

Gross profit	4,851	4,410

Operating expenses:
Research and development	709	1,369
Selling, general and administrative	2,038	2,529
Recoveries for long-lived assets, net	-	(8)

Total operating expenses	2,747	3,890
Income from operations	2,104	520

Interest expense, net	(139)	(113)
Other income, net	193	6

Income before provision for income taxes	2,158	413

Provision for income taxes	113	181

Net income	2,045	232

Deemed dividend on preferred stock	122	122

Net income attributable to common stockholders	$1,923	$110

Net income per share:

Basic	$0.07	$0.00
Diluted	$0.06	$0.00

Shares used in computing net income per share:
Basic	27,820	27,139
Diluted	33,520	27,566

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,045	$232
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax	-	(36)
Impairment recoveries from long-lived assets	-	(8)
Depreciation and amortization	746	696
Stock compensation	48	113
Changes in operating assets and liabilities:
Accounts receivable, net	(4,099)	(1,872)
Inventories, net	(1,601)	(117)
Accrued restructuring	-	(10)
Other current and non-current assets	790	57
Accounts payable and accrued liabilities	74	(530)
Net cash used in operating activities	(1,997)	(1,475)

Cash flows from investing activities:
Restricted cash	(13)	(13)
Proceeds from sale of property, plant and equipment	-	8
Expenditures for property, plant and equipment	(369)	(299)
Net cash used in investing activities	(382)	(304)

Cash flows from financing activities:
Borrowings on line of credit	-	3,000
Repayments on line of credit	-	(2,996)
Repayments of notes payable	(293)	(267)
Net cash used in financing activities	(293)	(263)

Effect of foreign exchange rate changes on cash	542	(95)

Net decrease in cash and cash equivalents	(2,130)	(2,137)
Cash and cash equivalents, beginning of period	6,492	5,524

Cash and cash equivalents, end of period	$4,362	$3,387

Supplemental cash flows disclosures:
Interest paid	$263	$176
Income taxes paid	$131	$181

Supplemental schedule of non-cash investing and financing activities:
Dividends accrued	$122	$122

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar and share amounts in thousands, except per share data)

Note 1—Basis of Presentation:

Southwall Technologies Inc., including its wholly owned subsidiaries, Southwall Europe GmbH and Southwall IG Holdings, Inc., are hereafter referred to as the “Company,” “Registrant,” “We,” “Our” or “Us.”

The accompanying interim condensed consolidated financial statements of Southwall Technologies Inc. (“Southwall” or the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Southwall and its subsidiaries for all periods presented. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any future periods.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, based on all known facts and circumstances that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the periods.  Management makes these estimates using the best information available at the time of the estimates.  The estimates included in preparing our financial statements include:  the accrual for product returns and warranties, allowance for doubtful accounts, quarterly taxes, inventory valuations (including reserves for excess and obsolete and impaired inventories), reserves for decommissioning costs associated with leasehold asset retirement obligations and valuation of stock-based compensation.  Actual results could differ from those estimates.

Note 2–Fair Value Measurement – Cash and Cash Equivalents:

Southwall invests its excess cash primarily in money market funds.  We utilize the market approach to measure fair value of our financial assets

All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	March 31, 2008

	Fair Value	Book Value	Unrealized Gain, net
Money Market funds, Level 1	$300	$300	$-
Money Market funds, Level 1	1,700	1,700	-
Total cash equivalents and marketable securities	2,000	2,000	-
Cash	2,362	2,362	-
Total cash, cash equivalents and marketable securities	$4,362	$4,362	$-

	December 31, 2007

	Fair Value	Book Value	Unrealized Gain, net
Money Market funds, Level 1	$400	$400	$-
Money Market funds, Level 1	4,682	4,682	-
Total cash equivalents and marketable securities	5,082	5,082	-
Cash	1,410	1,410	-
Total cash, cash equivalents and marketable securities	$6,492	$6,492	$-

Fas 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1	-	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2	-
Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	-	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Note 3—Inventories, Net:

Inventories are stated at the lower of cost (determined by the average cost method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of revenues. At March 31, 2008 and December 31, 2007, inventories consisted of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$3,719	$3,076
Work-in-process	1,702	787
Finished goods	1,820	1,777
	$7,241	$5,640

Note 4--Net Income Per Share:

Basic net income per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income per share gives effect to all dilutive common shares potentially outstanding during the period, including stock options, warrants to purchase common stock and convertible preferred stock.

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. The Company also excludes preferred shares convertible into common stock from the computation of diluted weighted average shares outstanding, per Statement of Financial Accounting Standard (“SFAS”) 128, “Earnings Per Share”, when the effect would be antidilutive.

For the first quarter of 2008, there were 5,667 options outstanding of which 2,991 were excluded from the dilutive net income per share calculation, as they were anti-dilutive because the option prices were higher than the average market value during the three-month period ended March 31, 2008.  In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive.

The Company has accrued a deemed dividend on preferred stock of $122 for each period in the  three-month periods ended March 31, 2008 and March 31, 2007.  Per SFAS 128, the dilutive effect of convertible securities shall be reflected in diluted EPS by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator unless their effect is antidilutive. For the three month period ended March 31, 2007, both the Series A Preferred shares and the preferred deemed dividend had an antidilutive effect and therefore, were excluded from the denominator and numerator in the calculation of diluted EPS in the table below.  Tables summarizing net income attributable to common stockholders, for diluted net income per share, and shares outstanding are shown below:

	Three months ended
	March 31,	March 31,
	2008	2007
Net income attributable to common stockholders-basic	$1,923	$110
Add: Deemed dividend on preferred stock	122	-
Net income attributable to common stockholders-diluted	$2,045	$110

Weighted average common shares outstanding-basic	27,820	27,139
Dilutive effect of warrants	355	354
Dilutive effect of Series A preferred shares	4,893	-
Dilutive effect of stock options	452	73
Weighted average common shares outstanding – diluted	33,520	27,566

Basic EPS	$0.07	$0.00
Diluted EPS	$0.06	$0.00

Note 5 – Product Reporting:

The total net revenues for the automotive glass, window film, architectural and electronic display product lines for the three month periods ended March 31, 2008 and March 31, 2007 were as follows:

	Three months ended
	March 31,	March 31,
	2008	2007
Automotive glass	$5,969	$3,866
Window film	2,956	2,993
Architectural	1,522	1,537
Electronic display	123	2,109
Total net revenues	$10,570	$10,505

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three month periods ended March 31, 2008 and March 31, 2007:

	Three months ended
	March 31,	March 31,
	2008	2007
United States	$2,406	$2,374
Europe: France, Germany	4,209	2,154
Asia Pacific: Japan, Pacific Rim	2,159	4,692
Rest of the world	1,796	1,285
Total net revenues	$10,570	$10,505

Note 6--Commitments and Contingencies:

Commitments

On January 19, 2006, we commenced restructuring actions to attempt to improve our cost structure for 2006 and beyond.  These actions included the closure of our Palo Alto, California manufacturing facility during 2006.  We accrued $1,509 for the closure of our manufacturing facility and an additional $153 in the fourth quarter of 2007 as a leasehold asset retirement obligation in connection with the surrender of our manufacturing facility to the landlord.  In January 2008, a $1,000 letter of credit and $100 cash security deposit were released to the landlord, and in February 2008, we entered into a settlement agreement with the landlord under which we paid the landlord an additional $400, thereby releasing us from any further rent or building restoration obligations under the lease for that specific manufacturing facility, leaving only environmental related costs to be incurred.  The remaining accrued obligation of $153 represents additional environmental sampling costs and legal fees estimated to be incurred in 2008.

In January 2006, the Company renewed a lease agreement for its research and development facility.  Under this lease agreement, the Company accrued $200 as a current leasehold retirement obligation in the first quarter of 2006.  In the fourth quarter of 2007, the Company increased the accrual to $500, which is included in other accrued liabilities in the accompanying consolidated balance sheet.  The method and timing of payments are not yet finalized and therefore, this estimate of our liability could differ from the actual future settlement amount.

Contingencies

The Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

Note 7--Stock-Based Compensation:

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 2007 Long Term Incentive Plan which authorizes the granting of up to 10,000 shares of Common Stock. Under the terms of this plan, the Company can grant both Incentive Stock Options and Nonstatutory Stock Options.  Grants issued under the 2007 plan vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise options within a period of three months after such termination of service occurs.  The plan provides for longer expiration periods for employees who terminate but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration will be extended anywhere from three months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct. As of March 31, 2008, there were 8,837 shares of common stock available for grant under the 2007 stock option plan.

On January 1, 2006, the Company adopted the provisions of SFAS 123R, “Share-Based Payment” (SFAS 123R), requiring it to recognize expense related to the fair value of its stock-based compensation awards.  The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods.  Stock-based compensation expense for awards granted prior to January 1, 2006 was based on the fair value estimated in accordance with SFAS 123, “Accounting for Stock-based Compensation.”  Stock-based compensation expensed for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The Company recognized compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations:

	Three months ended
	March 31,	March 31,
	2008	2007

Cost of sales	$2	$1
Research and development	13	27
Selling, general and administrative	33	85
Stock-based compensation expense before income taxes	48	113
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$48	$113

There were no exercises of stock options for the three- month period ended March 31, 2008 and March 31, 2007.  In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three month periods ended March 31, 2008 and March 31, 2007, respectively:

	Three months ended
	March 31,	March 31,
	2008	2007
Expected life (in years)	5.7	6.0
Risk-free interest rate	3.07%	4.71%
Volatility	81%	80%
Dividend	-	-
Per share weighted-average fair value at grant date	$0.51	$0.33

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

Stock option activity for the three months ended March 31, 2008 was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	5,209	$1.08
Grants	1,023	0.84
Exercises	-	-
Forfeitures or expirations	(565)	2.27
Outstanding at March 31, 2008	5,667	$0.92	6.79	$628
Vested and expected to vest at March 31, 2008	4,474	$0.99	6.18	$487
Exercisable at March 31, 2008	3,248	$1.09	5.06	$361

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e.: the difference between Southwall’s closing stock price on the last trading day of its first quarter of fiscal 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2008.  This amount changes based on the fair market value of Southwall’s stock. Total intrinsic value of options exercised was zero for the three month period ended March 31, 2008. Total fair value of options granted was $520 for the three month period ended March 31, 2008.

As of March 31, 2008, $560 of total unrecognized compensation cost, net of forfeitures, related to stock options was expected to be recognized over a weighted-average period of approximately 2.93 years.

Note 8 - Warranties:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The activity in the reserve for sales returns and warranties account during the three month periods ended March 31, 2008 and March 31, 2007 was as follows:

	Balance at December 31, 2006	Provision	Utilized	Balance at March 31, 2007
Accrued sales returns and warranty	$1,415	$(305)	$(262)	$848

	Balance at December 31, 2007	Provision	Utilized	Balance at March 31, 2008
Accrued sales returns and warranty	$1,102	$202	$(179)	$1,125

These amounts are included in other accrued liabilities in the condensed consolidated balance sheets.

Note 9 – Comprehensive Income:

The Company has adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other non-owner changes in equity, referred to as comprehensive income. Accordingly, the Company has reported the translation gain from the consolidation of its foreign subsidiary in comprehensive income.

The components of comprehensive income for the three month periods ended March 31, 2008 and March 31, 2007 were as follows:

	Three months ended
	March 31,	March 31,
	2008	2007
Foreign Currency Translation Adjustment	$986	$17
Net Income	2,045	232
Other Comprehensive Income	$3,031	$249

The components of accumulated other comprehensive income were as follows at March 31, 2008:

Accumulated Other Comprehensive Income at December 31, 2007	$4,776
Foreign Currency Translation Adjustment	986
Accumulated Other Comprehensive Income at March 31, 2008	$5,762

Note 10 - Income Tax:

The decrease in the provision for income taxes in the three months ended March 31, 2008 compared to the same period in 2007 is primarily related to lower taxable income in 2007 in our foreign subsidiary, Southwall Europe GmbH, or SEG.

For the three months ended March 31, 2008, the Company’s effective tax rate was 5.25%.  This rate differs from the statutory federal rate of 35% primarily due to the impact of the benefit received from a reduction of the valuation allowance on the Company’s deferred tax asset due to the current year U.S. income.  The amount of this reduction is approximately $658 or 30.48%.

For the three months ended March 31, 2007, the Company’s effective tax rate was a provision of 43.80%.  This rate differs from the statutory federal rate of 35% primarily due to applying a full valuation allowance on the U.S. deferred tax asset created by the U.S. losses incurred through the first three months of 2007.  The amount of the charge related to this increase in valuation allowance was approximately $75 or 18.2%.  While the Company had a worldwide profit before tax of $413 through March 31, 2007, a full valuation allowance was applied against the U.S. tax benefit that results from losses incurred in the U.S. of $212.  Additionally, the Company had a benefit related to the foreign rate differential with respect to the German tax expense as compared to the U.S. statutory rate.  This benefit was 9.13% and primarily related to benefits associated with tax subsidies received from the German government resulting from research and development efforts in Germany and benefits received as a result of additional investments in our German manufacturing facilities.

The following table represents the reconciliation of the statutory federal income tax to the Company's effective tax rate:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Federal Statutory Rate	35.00%	35.00%

Permanent Items	0.03%	0.39%

R&D Credit	0.00%	(0.66%)

Foreign Rate Differential	(1.16%)	(9.13%)

Change in Valuation Allowance	(30.48%)	18.20%

Other	1.86%	0.00%

Effective Tax Rate	5.25%	43.80%

Note 11 – Recent Accounting Pronouncements:

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  We are currently evaluating the impact of adopting the provisions of FSP 157-2.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS 159).  This statement allows entities to elect to measure many financial instruments and certain other items that are similar to financial instruments at fair value that are not currently required to be measured at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items.  The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings (cumulative deficit) in the year the statement is adopted.  SFAS 159 was effective for the Company beginning January 1, 2008.  The Company did not make any elections for fair value accounting and therefore, it did not record a cumulative-effect adjustment to its opening deficit balance.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands):

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors”, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

Forward Looking Statements

Cautionary Statement For the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

As used in this report, the terms "we," "us," "our," "Southwall" and the "Company" mean Southwall Technologies Inc. and its subsidiaries, unless the context indicates another meaning. This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 that are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, or similar terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include, without limitation, statements relating to:

•	our strategy, future operations and financial plans ;

•	our revenue expectations;

•	our expected results of operation and cash flows;

•	the continued trading of our common stock on the Over-the-Counter Bulletin Board Market;

•	future applications of thin film coating technologies;

•	our development of new technologies and products; including the early stage of our development of products for use in solar power generation;

•	the properties and functionality of our products;

•	our expectation for the continued decline in our sales of electronic display products due to increased price sensitivity in this market;

•	our expectations for future grants, investment allowances and bank guarantees from local and federal governments in Germany;

•	our projected need for additional borrowings and future liquidity;

•	our ability to implement and maintain effective internal controls and procedures;

•	size of and the markets into which we sell or intend to sell our products;

•	our intentions to pursue strategic alliances, acquisitions and business transactions;

•	the possibility of patent and other intellectual property infringement;

•	our opinions regarding energy consumption and the loss of energy through inefficient glass;

•	pending and threatened litigation and its outcome;

•	our competition; and

•	our projected capital expenditures.

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

XIR®, XUV®, Triangle Design®, Superglass®, Heat Mirror®, California Series®, Solis®, ETCH-A-FLEX®, and Southwall® are registered trademarks of Southwall. V-KOOL® is a registered trademark of V-Kool International Holdings Pte. Ltd.  All other trade names and trademarks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

Overview

We are a global developer, manufacturer and marketer of thin film coatings on flexible substrates for the automotive glass, architectural glass, window film and electronic display markets. We have developed a variety of products that control sunlight in automotive glass, reduce light reflection, reduce electromagnetic radiation and improve image quality in electronic display products and conserve energy in architectural products. Our products consist of transparent solar-control films for automotive glass; transparent conductive films for use in touch screen, liquid crystal displays and plasma displays; energy control films for architectural glass; and various other coatings.

Restructuring.  On January 19, 2006, we commenced restructuring actions to attempt to improve our cost structure for 2006 and beyond.  These actions included the closure of our Palo Alto, California manufacturing facility during 2006.  We accrued $1,509 for the closure of our manufacturing facility and an additional $153 in the fourth quarter of 2007 as a leasehold asset retirement obligation in connection with the surrender of our manufacturing facility to the landlord.  In January 2008, a $1,000 letter of credit and $100 cash security deposit were released to the landlord, and in February 2008, we entered into a settlement agreement with the landlord under which we paid the landlord an additional $400, thereby releasing us from any further rent or building restoration obligations under the lease for that specific manufacturing facility, leaving only environmental related costs to be incurred.  The remaining accrued obligation of $153 represents additional environmental sampling costs and legal fees estimated to be incurred in 2008.

In January 2006, the Company renewed a lease agreement for its research and development facility.  Under this lease agreement, the Company accrued $200 as a current leasehold retirement obligation in the first quarter of 2006.  In the fourth quarter of 2007, the Company increased the accrual to $500, which is included in other accrued liabilities in the accompanying consolidated balance sheet.  The method and timing of payments have not yet been finalized, and therefore, this estimate of our liability could differ from the actual future settlement amount.

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

Our three largest customers in the automotive glass and window film market, and architectural glass markets include Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 68%, 60% and 45% of our total revenues during the first three months of 2008, 2007 and 2006, respectively.

Under our agreement with Globamatrix, as amended, Globamatrix agreed to a 2004 minimum purchase commitment of $9,000 of product.  For each year after 2004 through the term of the contract, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix is obligated to purchase $13,000 of certain products in 2008. During the first three months of 2008, Globamatrix purchased approximately $3,000 of these products.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims.  During the three months of 2008, our rate of sales returns and allowances averaged approximately 1.9 % of our gross revenues over a rolling twelve month period. From 2003 to 2007, our sales returns provision has averaged approximately 2.8% of gross revenues.

Joint Venture.  On April 8, 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc. entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC; creating Southwall Insulating Glass, LLC.  Southwall Technologies Inc. has a 50% interest in the newly formed entity.  Southwall Insulating Glass, LLC will manufacture insulated glass units for the domestic market.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events cannot be forecasted with certainty, and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to:  the accrual for product returns and warranties, allowance for doubtful accounts, quarterly taxes, inventory valuations (including reserves for excess and obsolete and impaired inventories), reserves for decommissioning costs associated with leasehold asset retirement obligations and valuation of stock-based compensation. We believe the policies disclosed are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the first three months of fiscal 2008 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2007 Form 10-K.

Three Months Ended March 31, 2008 compared with Three Months Ended March 31, 2007

Results of Operations (in thousands)

Net revenues. Our net revenues for the quarter ended March 31, 2008 and March 31, 2007 were $10,570 and $10,505, respectively. The largest component of the revenue was our automotive product line.

Our net revenues in the automotive market increased by $2,103, or 54%, to $5,969 compared to $3,866 for the first quarter ended March 31, 2008 and 2007, respectively. The increase was primarily due to increased demand by several of our large customers, and to a lesser extent the impact of the USD to Euro exchange rate.

Our net revenues in the window film product line decreased $37, or 1.2%, to $2,956 from $2,993 in the first quarter ended March 31, 2008 and 2007, respectively.  This was primarily due to the seasonality of the window film business.

Our net revenues in architectural products decreased $15, or 1%, to $1,522 from $1,537 in the first quarter ended March 31, 2008 and 2007, respectively.  This was primarily due to a decline in sales to the European market, partially offset by strong sales results in North America.

The one market with a significant decline in revenue was our electronic display products, where sales decreased by $1,986, or 94.2%, to $123 compared to $2,109 for the first quarter ended March 31, 2008 and 2007, respectively.  This decrease was due to the loss of a major customer, Mitsui, and the Company’s decision not to pursue the plasma display panel market due to the intensively price competitive market for those products.  Unless pricing for those products improves, it is likely that the Company will not make significant future sales of plasma display panels.

Cost of revenues. Cost of revenues consists of materials, labor and manufacturing overhead and subcontractor services. Cost of revenues was $5,719 in the first quarter ended March 31, 2008 compared to $6,095 for the same period of 2007.  The decrease in cost of revenues was primarily due to a 21% increase in production volume in the first quarter of 2008, contributing to lower product costs per square meter produced.

Gross profit and gross margin. Our gross profit increased $441 to $4,851 compared to $4,410 for the first quarter ended March 31, 2008 and 2007 respectively.  As a percentage of sales, gross profit increased to 45.9% compared to 42.0% for the first quarter ended March 31, 2008 and 2007, respectively.  This was due to lower product costs in the first quarter of 2008, which were the result of an increase in production volume associated with increased customer demand for automotive products. Other factors contributing to the increase in gross margin were improved yields in our window film product line and credits received relating to the recycling of precious metals used in the manufacturing process.

Operating expenses

Research and development. Research and development expenses decreased $660, or 48.2%, to $709 compared to $1,369 for the first quarter ended March 31, 2008 and 2007, respectively. This decrease was primarily due to a combination of a reduction in the number of employees, lower usage of outside service providers and lower material costs.  In addition, in the fourth quarter of 2007, the Company initiated several customer funded development projects and continued to engage customers in similar projects in the first quarter of 2008.  The fees paid by customers for these projects offsets research and development costs.  Until all products and services are delivered to the customers pursuant to the terms set forth in the respective development agreements, all credits to research and development expense are deferred.  Upon satisfaction of the agreement terms, the credits are recognized on a project by project basis.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses decreased $491 to $2,038 compared to $2,529 for the first quarter ended March 31, 2008 and 2007, respectively.  This decrease was primarily due to a reduction in the number of employees in the first quarter of 2008 as compared to the same period in 2007 and to a lesser extent, the elimination of rent payments associated with our manufacturing facility in Palo Alto, California.

Income from operations.  Income from operations improved $1,584, or 304%, to $2,104 compared to $520 for the first quarter ended March 31, 2008 and 2007, respectively.  This improvement was primarily due to improved gross profit margins and lower operating costs.

Interest expense, net. Interest expense from the first quarter ended March 31, 2008 to the same period in 2007 remained materially unchanged.

Other income, net.   Other income, net mainly reflects foreign exchange transaction gains and losses in the first quarter of 2008 and 2007. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. Other income increased $187 to $193 mainly due to exchange gains from currency fluctuations.

Income before provision for income taxes.  Pre-tax income increased $1,745, or 423%, to $2,158 in the first quarter of 2008 compared to $413 for the first quarter ended March 31, 2007. This increase was primarily due to a significant increase in operating income resulting from higher gross profit margins, lower operating expenses and favorable foreign exchange rate variances.

Provision for income taxes.   The decrease in the provision for income taxes in the three months ended March 31, 2008 compared to the same period in 2007 is primarily related to lower taxable income in 2007 in our foreign subsidiary, Southwall Europe GmbH, or SEG.

For the three months ended March 31, 2008, the Company’s effective tax rate was 5.25%.  This rate differs from the statutory federal rate of 35% primarily due to the impact of the benefit received from a reduction of the valuation allowance on the Company’s deferred tax asset due to the current year U.S. income.  The amount of this reduction is approximately $658 or 30.48%.

For the three months ended March 31, 2007, the Company’s effective tax rate was a provision of 43.80%.  This rate differs from the statutory federal rate of 35% primarily due to applying a full valuation allowance on the U.S. deferred tax asset created by the U.S. losses incurred through the first three months of 2007.  The amount of the charge related to this increase in valuation allowance was approximately $75 or 18.2%.  While the Company had a worldwide profit before tax of $413 through March 31, 2007, a full valuation allowance was applied against the U.S. tax benefit that results from losses incurred in the U.S. of $212.  Additionally, the Company had a benefit related to the foreign rate differential with respect to the German tax expense as compared to the U.S. statutory rate.  This benefit was 9.13% and primarily related to benefits associated with tax subsidies received from the German government resulting from research and development efforts in Germany and benefits received as a result of additional investments in our German manufacturing facilities.

The following table represents the reconciliation of the statutory federal income tax to the Company's effective tax rate:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Federal Statutory Rate	35.00%	35.00%

Permanent Items	0.03%	0.39%

R&D Credit	0.00%	(0.66%)

Foreign Rate Differential	(1.16%)	(9.13%)

Change in Valuation Allowance	(30.48%)	18.20%

Other	1.86%	0.00%

Effective Tax Rate	5.25%	43.80%

Deemed dividend on preferred stock. We accrued $122 of deemed dividend on preferred stock in the first three months of 2008 and 2007, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

Liquidity and capital resources.

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories, for debt repayments and capital expenditures. We believe that because of the production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents decreased $2,130 from $6,492 at December 31, 2007 to $4,362 at March 31, 2008. Cash used in operating activities of $1,997 for the first three months of 2008 was primarily the result of an increase in accounts receivable of $4,099, an increase in inventories of $1,601 offset by net income of $2,045, non-cash depreciation of $746, non-cash stock compensation expense of $48, a decrease in other current and non current assets of $790 and an increase in accounts payable and accrued liabilities of $74. The Company’s Days Sales Outstanding (“DSO”) increased from 45 days at December 31, 2007 to 71 days for the three month period ending March 31, 2008.  Accelerated collections in the fourth quarter of fiscal 2007 contributed to a low DSO at December 31, 2007.  The increase in DSO in the first quarter of 2008 is primarily due to a few payment delays, subsequently collected in April 2008.  The payment delays are not indicative of collection problems.  The Company’s standard payment terms offered to customers range from net 45 to net 60 days.  Absent nonrecurring collection issues, as we experienced in the first quarter of 2008, our DSO would have fallen closer to 60 days.  The Company had no bad debt write off in the quarter ending December 31, 2007.  The Company also had no bad debt write off in the three month period ended March 31, 2008.  Cash used in operations for the first three months of 2007 of $1,475 was primarily the result of an increase in accounts receivable of $1,872, an increase in inventories of $117, a decrease in deferred revenue of $99, a decrease in accounts payable and accrued liabilities of $530 partially offset by net income of $232, non-cash depreciation of $696 and non-cash stock compensation expense of $113.

Cash used in investing activities for the first three months of 2008 was $382 and was primarily the result of capital expenditures. Cash used in investing activities for the first three months of 2007 was $304 and was primarily due to capital expenditures.

Cash used in financing activities for the first three months of 2008 was $293 and was the result of payments on our borrowings. Net cash used in financing activities for the first three months of 2007 of $263 was primarily the result of payments on our borrowings.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of March 31, 2008, we had received grants of 5,000 Euros or $5,000 at the historical exchange rate and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets in our Dresden manufacturing facility. As of March 31, 2008, all government grants had been applied for or repaid.

Borrowing arrangements

The Company’s loan agreement with Bridge Bank, N.A. expired on March 28, 2008.  At that time, the Company had no amounts outstanding under the loan agreement.  The Company remained in compliance with all financial covenants through the expiration of the facilities.  The Company is currently negotiating a new $3,000 line of credit with another bank to replace the expired facility with Bridge Bank, N.A..

Capital expenditures

We expect to spend approximately $1,000 in 2008 on upgrades and refurbishment of our production machines and research and development tools. We spent approximately $369 in capital expenditures during the first three months of 2008.  In addition, we expect to spend approximately $550 on manufacturing equipment to be used by Southwall Insulating Glass, LLC to insert Heat Mirror into insulated glass units during the manufacturing process.

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at March 31, 2008:

		Less			Greater
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Term debt (1)	$9,725	$ 1,262	$5,103	$ 791	$2,569
Term debt Interest (1)	$2,228	607	667	407	547

Operating leases (2)	$1,522	454	948	120	-
Other Obligations (3)	$1,590	-	-	-	1,590
Total contractual cash obligations	$15,065	$ 2,32323	$6,718	$ 1,318	$4,706

(1)	Represents the principal and interest allocations of loan agreements with Portfolio Financing Servicing Company and several German banks.

(2)	Represents the remaining rents owed on buildings we rent in Palo Alto, California.

(3)	Represents accumulated dividends accrual on Series A 10% cumulative convertible preferred stock (greater than five years).

Interest expense relating to term debt increased for the three month period ending March 31, 2007 to March 31, 2008 from $176 to $209, respectively.  The reason for the increase is mainly due to fluctuations in the Euro exchange rate.

As of March 31, 2008, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.  The terms of the leases for these facilities continue through June 30, 2011.  The monthly rent expense for this facility is $27 through May 31, 2008.  The monthly payment will increase to $28 for the remainder of 2008.  In 2009, the monthly rent payments will increase to $38 and increase annually at a rate of 3% through the expiration of the lease.

As of March 31, 2008, we also had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  This manufacturing space is currently being subleased to another party.  The monthly rent payments for this facility are $9.

Item 3--Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: The interest rate on one of our German loans has been reset to the prevailing market rate of 5.75% and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would have had an immaterial effect on our interest expense for the first three months of 2008.

Investment risk: We invest our excess cash in money market accounts and, by practice, make every effort to limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest income in the first three months of 2008.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 77% of our total sales in the first quarter of 2008. Approximately 66% of our international revenues were denominated in Euros in the first quarter of 2008. The other 34% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies. The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $876 on net revenues for the first quarter of 2008.

 Item 4-Controls and Procedures

(a)
Evaluation and Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as of the end of the period covered by this report, that our disclosure controls and procedures were effective, such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Controls.  There were no changes during the first three months of 2008 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Consequently, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II--OTHER INFORMATION

Item 1--Legal Proceedings

We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business.  While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any unrecorded liability that may result is not likely to have a material effect on our liquidity, financial condition or results of operations.

Item 1A—Risk Factors

The following information updates should be read in conjunction with the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008, and in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Financial Risks

There have been no significant changes in financial risk factors for the first quarter ended March 31, 2008.  See information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Operational Risks

There have been no significant changes in operational risk factors for the first quarter ended March 31, 2008.  See information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2-- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3--Defaults upon Senior Securities

None

Item 4--Submission of Matters to a Vote of Stockholders

None

Item 5--Other Information

On April 8, 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc. entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC; creating Southwall Insulating Glass, LLC.  Southwall Technologies Inc. has a 50% interest in the newly formed entity.  Southwall Insulating Glass, LLC will manufacture insulated glass units for the domestic market.

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

Dated: May 15, 2008
Southwall Technologies Inc.

	By:	/s/ Dr. R. Eugene Goodson
Dr. R. Eugene Goodson
Principal Executive Officer
Executive Chairman

	By:	/s/ Mallorie Burak
Mallorie Burak
Chief Accounting Officer