Form 10-Q
period 2008-06-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2008-08-13
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

As of July 28, 2008, there were 28,250,961 shares of the registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,524	$6,492
Restricted cash	315	294
Accounts receivable, net of allowance for doubtful accounts of $126 at June 30, 2008 and $66 at December 31, 2007	8,077	4,346
Inventories, net	6,527	5,640
Restricted cash loans	1,330	-
Other current assets	854	837
Total current assets	24,627	17,609

Property, plant and equipment, net	17,623	17,071
Restricted cash loans	-	1,242
Other assets	700	1,345
Total assets	$42,950	$37,267

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt	$4,040	$1,149
Accounts payable	2,293	964
Accrued compensation	1,239	1,267
Other accrued liabilities	4,989	6,350
Total current liabilities	12,561	9,730

Term debt	5,831	8,277
Other long term liabilities	2,587	2,567
Total liabilities	20,979	20,574

Commitments and contingencies (Note 6)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at June 30, 2008 and December 31, 2007, respectively (Liquidation preference: $6,521 and $6,277 at June 30, 2008 and December 31, 2007, respectively)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 28,222 shares and 27,820 shares outstanding at June 30, 2008 and December 31, 2007, respectively	28	28
Capital in excess of par value	78,301	78,290
Accumulated other comprehensive income: Accumulated translation adjustment	5,651	4,776
Accumulated deficit	(66,819)	(71,211)
Total stockholders’ equity	17,161	11,883

Total liabilities, preferred stock and stockholders’ equity	$42,950	$37,267

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net revenues	$13,685	$9,250	$24,255	$19,756
Cost of revenues	7,960	6,507	13,679	12,603

Gross profit	5,725	2,743	10,576	7,153

Operating expenses:
Research and development	688	870	1,397	2,239
Selling, general and administrative	2,280	2,282	4,318	4,810
Recoveries for long-lived assets, net	-	-	-	(8)

Total operating expenses	2,968	3,152	5,715	7,041
Income (loss) from operations	2,757	(409)	4,861	112

Interest expense, net	(123)	(167)	(262)	(280)
Other income (expenses), net	(79)	1,043	114	1,048

Income before provision for income taxes	2,555	467	4,713	880

Provision for income taxes	207	5	320	186

Net income	2,348	462	4,393	694

Deemed dividend on preferred stock	122	122	244	244

Net income attributable to common stockholders	$2,226	$340	$4,149	$450

Net income per share:

Basic	$0.08	$0.01	$0.15	$0.02
Diluted	$0.07	$0.01	$0.13	$0.02

Shares used in computing net income per share:
Basic	28,065	27,513	27,943	27,327
Diluted	34,555	28,498	34,037	28,033

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$4,393	$694
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax	(16)	(66)
Impairment recoveries from long-lived assets	-	(8)
Depreciation and amortization	1,515	1,370
Stock-based compensation	77	185
Changes in operating assets and liabilities:
Accounts receivable, net	(3,908)	(2,874)
Inventories, net	(887)	(509)
Accrued restructuring	-	(60)
Other current and non-current assets	616	142
Accounts payable and accrued liabilities	(291)	(254)
Net cash provided by (used in) operating activities	1,499	(1,380)

Cash flows from investing activities:
Restricted cash	-	(406)
Proceeds from sale of property, plant and equipment	-	8
Expenditures for property, plant and equipment	(898)	(438)
Net cash used in investing activities	(898)	(836)

Cash flows from financing activities:
Proceeds from exercise of stock options	179	357
Borrowings from equipment financing	473	-
Borrowings on line of credit	-	3,000
Repayments on line of credit	-	(2,996)
Investment credit in Germany	-	(3)
Repayments of notes payable	(596)	(539)
Net cash provided by (used in) financing activities	56	(181)

Effect of foreign exchange rate changes on cash	375	(190)

Net increase (decrease) in cash and cash equivalents	1,032	(2,587)
Cash and cash equivalents, beginning of period	6,492	5,524

Cash and cash equivalents, end of period	$7,524	$2,937

Supplemental cash flows disclosures:
Interest paid	$426	$375
Income taxes paid	$223	$186

Supplemental schedule of non-cash investing and financing activities:
Dividends accrued	$244	$244

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

On April 8, 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc. entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC; creating Southwall Insulating Glass, LLC.  Southwall Technologies Inc. has a 50% interest in the newly formed entity.  Southwall Insulating Glass, LLC manufactures insulated glass units for the domestic market.  The joint venture is being accounted for under the equity method of accounting.  As of June 30, 2008, the results of operations and financial position of this joint venture had not been material.

The accompanying interim condensed consolidated financial statements of Southwall Technologies Inc. (“Southwall” or the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Southwall and its subsidiaries for all periods presented. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any future periods.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, based on all known facts and circumstances that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the periods.  Management makes these estimates using the best information available at the time of the estimates.  The estimates included in preparing our financial statements include:  the accrual for product returns and warranties, allowance for doubtful accounts, quarterly taxes, inventory valuations (including reserves for excess and obsolete and impaired inventories), reserves for decommissioning costs associated with leasehold asset retirement obligations and valuation of stock-based compensation.  Actual results could differ from those estimates.

Index

Note 2–Fair Value Measurement – Cash and Cash Equivalents:

Southwall invests its excess cash primarily in money market funds.  We utilize the market approach to measure fair value of our financial assets.

All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	June 30, 2008

	Fair Value	Book Value	Unrealized Gain, net
Money Market Funds, Level I	$2,005	$2,005	$-
Money Market Funds, Level I	1,653	1,653	-
Certificates of Deposit, Level I	1,000	1,000	-
Money Market Funds, Level I	522	522	-
Total cash equivalents and marketable securities	5,180	5,180	-
Cash	2,344	2,344	-
Total cash, cash equivalents and marketable securities	$7,524	$7,524	$-

	December 31, 2007

	Fair Value	Book Value	Unrealized Gain, net
Money Market Funds, Level I	$400	$400	$-
Money Market Funds, Level I	4,682	4,682	-
Total cash equivalents and marketable securities	5,082	5,082	-
Cash	1,410	1,410	-
Total cash, cash equivalents and marketable securities	$6,492	$6,492	$-

FAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures.  The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions.

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
Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Note 3—Inventories, Net:

Inventories are stated at the lower of cost (determined by the average cost method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of revenues. At June 30, 2008 and December 31, 2007, inventories consisted of the following:

Index

	June 30,	December 31,
	2008	2007
Raw materials	$2,999	$3,076
Work-in-process	2,093	787
Finished goods	1,435	1,777
	$6,527	$5,640

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

For the second quarter of 2008, there were 5,328 options outstanding of which 2,150 were excluded from the dilutive net income per share calculation, as they were anti-dilutive because the option prices were higher than the average market value during the three-month period ended June 30, 2008.  For the six months ended June 30, 2008, 2,240 options outstanding were excluded from the dilutive net income per share calculation.  For the three and six month periods ended June 30, 2007, 2,282 and 4,586 options outstanding were excluded from the dilutive net income per share calculation, respectively.  In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive.

The Company has accrued a deemed dividend on preferred stock of $122 for each of the three month periods ended June 30, 2008 and June 30, 2007.  Per SFAS 128, the dilutive effect of convertible securities shall be reflected in diluted EPS by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator unless their effect is antidilutive. For the three and six month periods ended June 30, 2007, both the Series A Preferred shares and the preferred deemed dividend had an antidilutive effect and therefore, were excluded from the denominator and numerator in the calculation of diluted EPS in the table below.

Index

Tables summarizing net income attributable to common stockholders, diluted net income per share, and shares outstanding are shown below:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net income attributable to common stockholders-basic	$2,226	$340	$4,149	$450
Add: Deemed dividend on preferred stock	122	122	244	244
Net income attributable to common stockholders-diluted	$2,348	$462	$4,393	$694

Weighted average common shares outstanding-basic	28,065	27,513	27,943	27,327
Dilutive effect of warrants	357	985	355	706
Dilutive effect of Series A preferred shares	4,893	-	4,893	-
Dilutive effect of stock options	1,240	-	846	-
Weighted average common shares outstanding – diluted	34,555	28,498	34,037	28,033

Basic EPS	$0.08	$0.01	$0.15	$0.02
Dilutive EPS	$0.07	$0.01	$0.13	$0.02

Note 5 – Product Reporting:

Southwall operates in one segment.  The total net revenues for the automotive glass, window film, architectural and electronic display product lines for the three and six month periods ended June 30, 2008 and June 30, 2007 were as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Automotive glass	$6,312	$3,532	$12,281	$7,399
Window film	5,618	3,600	8,574	6,593
Architectural	1,469	1,676	2,991	3,213
Electronic display	286	442	409	2,551
Total net revenues	$13,685	$9,250	$24,255	$19,756

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three and six months periods ended June 30, 2008 and June 30, 2007:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Europe: France, Germany	$5,404	$1,972	$9,613	$4,126
Asia Pacific: Japan, Pacific Rim	5,146	2,739	7,305	7,432
United States	1,997	2,570	4,403	4,944
Rest of the world	1,138	1,969	2,934	3,254
Total net revenues	$13,685	$9,250	$24,255	$19,756

Index

Note 6--Commitments and Contingencies:

Commitments

On January 19, 2006, we commenced restructuring actions to attempt to improve our cost structure for 2006 and beyond.  These actions included the closure of our Palo Alto, California manufacturing facility during 2006.  We accrued $1,509 for the closure of our manufacturing facility and an additional $153 in the fourth quarter of 2007 as a leasehold asset retirement obligation in connection with the return of our Palo Alto manufacturing facility to the landlord.  In January 2008, a $1,000 letter of credit and $100 cash security deposit were released to the landlord, and in February 2008, we entered into a settlement agreement with the landlord under which we paid the landlord an additional $400, thereby releasing us from any further rent or building restoration obligations under the lease for that specific manufacturing facility, leaving only environmental related costs to be incurred.  The remaining accrued obligation of $110 represents additional environmental sampling costs and legal fees estimated to be incurred in 2008.

The Company leases a research and development facility in Palo Alto.  Under this lease agreement, the Company accrued $200 as a current leasehold retirement obligation in the first quarter of 2006.  In the fourth quarter of 2007, the Company increased the accrual to $500, which is included in other accrued liabilities in the accompanying consolidated balance sheet.  The method and timing of payments are not yet finalized and therefore, this estimate of our liability could differ from the actual future settlement amount.

Contingencies

In September 1995, Pilkington filed a patent application in Germany for XIR film characteristics. Southwall challenged the patent. This patent was revoked by the German Patent Court on April 20, 2004. A separate patent application had been filed by Pilkington in the European Patent Office on September 13, 1996, and a patent was granted. A separate opposition was filed by Southwall. However, the European Patent Office did not allow the opposition and maintained the patent. The reasons for the final decision of the European Patent Office will be issued within the next few weeks. The Company cannot assess the impact at this time.

The Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

Note 7--Stock-Based Compensation:

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 2007 Long Term Incentive Plan which authorizes the granting of up to 10,000 shares of Common Stock. Under the terms of this plan, the Company can grant both Incentive Stock Options and Nonstatutory Stock Options.  Grants issued under the 2007 plan vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise options within a period of six months after such termination of service occurs.  The plan provides for longer expiration periods for employees who terminate but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration will be extended anywhere from six months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct. As of June 30, 2008, there were 8,734 shares of common stock available for grant under the 2007 stock option plan.

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Cost of sales	$5	$1	$7	$2
Research and development	(12)	18	1	45
Selling, general and administrative	36	53	69	138
Stock-based compensation expense before income taxes	29	72	77	185
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$29	$72	$77	$185

There were $179 and $357 cash proceeds from the exercise of stock options for the six-month period ended June 30, 2008 and June 30, 2007.  In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted during the three month and six month periods ended June 30, 2008 and June 30, 2007, respectively:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Expected life (in years)	5.4	-	5.67	6.0
Risk-free interest rate	3.16%	-	3.08%	4.71%
Volatility	79%	-	81%	80%
Dividend	-	-	-	-
Per share weighted-average fair value at grant date	$0.79	$-	$0.53	$0.33

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

Index

Stock option activity for the six months ended June 30, 2008 was as follows:

			Weighted - Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value

Outstanding at December 31, 2007	5,209	$1.08
Grants	1,126	0.87
Exercises	(401)	0.45
Forfeitures or expirations	(605)	2.20
Outstanding at June 30, 2008	5,329	0.96	6.67	$3,182
Vested and expected to vest at June 30, 2008	4,121	1.04	6.01	$2,328
Exercisable at June 30, 2008	2,885	1.17	4.73	$1,487

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e.: the difference between Southwall’s closing stock price on the last trading day of its second quarter of fiscal 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2008.  This amount changes based on the fair market value of Southwall’s stock. Total intrinsic value of options exercised was $219 for the three month period ended June 30, 2008. Total fair value of options granted was $79 and $600 for the three and six month period ended June 30, 2008.

As of June 30, 2008, $528 of total unrecognized compensation cost, net of forfeitures, related to stock options was expected to be recognized over a weighted-average period of approximately 2.83 years.

Note 8 - Warranties:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The activity in the reserve for sales returns and warranties account during the six month periods ended June 30, 2008 and June 30, 2007 was as follows:

	Balance at			Balance at
	December 31,			June 30,
	2006	Provision	Utilized	2007
Accrued sales returns and warranty	$1,415	$844	$(1,349)	$910

	Balance at			Balance at
	December 31,			June 30,
	2007	Provision	Utilized	2008
Accrued sales returns and warranty	$1,102	$850	$(667)	$1,285

These amounts are included in other accrued liabilities in the condensed consolidated balance sheets.

Index

Note 9 – Comprehensive Income:

The Company has adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other non-owner changes in equity, referred to as comprehensive income. Accordingly, the Company has reported the translation gain (loss) from the consolidation of its foreign subsidiary in comprehensive income.

The components of comprehensive income for the three and six month periods ended June 30, 2008 and June 30, 2007 were as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Foreign Currency Translation Adjustment	$(111)	$85	$875	$102
Net Income	2,348	462	4,393	694
Other Comprehensive Income	$2,237	$547	$5,268	$796

The components of accumulated other comprehensive income were as follows at June 30, 2008:

Accumulated Other Comprehensive Income at December 31, 2007	$4,776
Foreign Currency Translation Adjustment	875
Accumulated Other Comprehensive Income at June 30, 2008	$5,651

Note 10 - Income Tax:

The increase in the provision for income taxes in the six months ended June 30, 2008 compared to the same period in 2007 is primarily related to higher taxable income in 2008 in our foreign subsidiary, Southwall Europe GmbH, or SEG.

For the three months ended June 30, 2008, the Company’s effective tax rate was 8.1%.  This rate differs from the statutory federal rate of 35% primarily due to the impact of the benefit received from a reduction of the valuation allowance on the Company’s deferred tax asset due to the current year U.S. income.  The amount of this reduction is approximately $731 or 29%.

For the six months ended June 30, 2008, the Company’s effective tax rate was a provision of 6.75%.  As allowed by FASB Interpretation No. 18, “ Accounting for Income Taxes in Interim Periods” (FIN 18), we have used the actual effective tax rate for the six months ended June 30, 2008 as our best estimate for the tax rate for the year ending December 31, 2008, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability.  This rate differs from the statutory federal rate of 35% primarily due to the release of a portion of the Company’s valuation allowance on the U.S. deferred tax asset against the income generated by the U.S. operations through the first six months of 2008.  The amount of the benefit related to this decrease in valuation allowance was approximately $1,388 or 29.4%.  Additionally, the Company had an expense of 1.1% primarily related to a valuation allowance being established against losses generated by our new subsidiary holding the Company’s investment in the joint venture.

Index

The following table represents the reconciliation of the statutory federal income tax to the Company's effective tax rate:

	Six months Ended	Six months Ended
	June 30, 2008	June 30, 2007
Federal Statutory Rate	35.00%	35.00%

Permanent Items	0.00%	0.00%

R&D Credit	0.08%	(6.25%)

Foreign Rate Differential	0.00%	(8.40%)

Change in Valuation Allowance	(29.44%)	(4.17%)

Other	1.11%	4.97%

Effective Tax Rate	6.75%	21.15%

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

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands):

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors”, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

Index

Forward Looking Statements

Cautionary Statement For the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

As used in this report, the terms "we," "us," "our," "Southwall" and the "Company" mean Southwall Technologies Inc. and its subsidiaries, unless the context indicates another meaning. This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 that are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, or similar terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include, without limitation, statements relating to:

●	our strategy, future operations and financial plans ;

●	our revenue expectations;

●	our expected results of operations and cash flows;

●	the continued trading of our common stock on the Over-the-Counter Bulletin Board Market;

●	future applications of thin film coating technologies;

●	our development of new technologies and products; including the early stage of our development of products for use in solar power generation;

●	the properties and functionality of our products;

●	our expectation for the continued decline in our sales of electronic display products due to increased price sensitivity in this market;

●	our expectations for future grants, investment allowances and bank guarantees from local and federal governments in Germany;

●	our projected need for additional borrowings and future liquidity;

●	our ability to implement and maintain effective internal controls and procedures;

●	size of and the markets into which we sell or intend to sell our products;

●	our intentions to pursue strategic alliances, acquisitions and business transactions;

●	strategic mergers and acquisitions of competitors

Index

●	the possibility of patent and other intellectual property infringement;

●	our opinions regarding energy consumption and the loss of energy through inefficient glass;

●	pending, decided and threatened litigation and its outcome;

●	our competition; and

●	our projected capital expenditures.

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

Restructuring.  On January 19, 2006, we commenced restructuring actions to improve our cost structure for 2006 and beyond.  These actions included the closure of our Palo Alto, California manufacturing facility during 2006.  We accrued $1,509 for the closure of our manufacturing facility and an additional $153 in the fourth quarter of 2007 as a leasehold asset retirement obligation in connection with the return of our Palo Alto manufacturing facility to the landlord.  In January 2008, a $1,000 letter of credit and $100 cash security deposit were released to the landlord, and in February 2008, we entered into a settlement agreement with the landlord under which we paid the landlord an additional $400, thereby releasing us from any further rent or building restoration obligations under the lease for that specific manufacturing facility, leaving only environmental related costs to be incurred.  The remaining accrued obligation of $110 represents additional environmental sampling costs and legal fees estimated to be incurred in 2008.

The Company leases a research and development facility in Palo Alto.  Under this lease agreement, the Company accrued $200 as a current leasehold retirement obligation in the first quarter of 2006.  In the fourth quarter of 2007, the Company increased the accrual to $500, which is included in other accrued liabilities in the accompanying consolidated balance sheet.  The method and timing of payments have not yet been finalized, and therefore, this estimate of our liability could differ from the actual future settlement amount.

Index

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

Our three largest customers in the automotive glass and window film market, and architectural glass markets include Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 69%, 63% and 47% of our total revenues during the first six months of 2008, 2007 and 2006, respectively.

Under our agreement with Globamatrix, as amended, Globamatrix agreed to a 2004 minimum purchase commitment of $9,000 of product.  For each year after 2004 through the term of the contract, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix is obligated to purchase $13,000 of certain products in 2008. During the first six months of 2008, Globamatrix purchased approximately $8,575 of these products.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims.  During the first six months of 2008, our sales returns provision averaged approximately 3.4 % of our gross revenues over a rolling twelve month period. From 2003 to 2007, our sales returns provision has averaged approximately 2.8% of gross revenues.

Joint Venture.  On April 8, 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc. entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC; creating Southwall Insulating Glass, LLC.  Southwall Technologies Inc. has a 50% interest in the newly formed entity.  Southwall Insulating Glass, LLC manufactures insulated glass units for the domestic market.  The joint venture is being accounted for under the equity method of accounting.  As of June 30, 2008, the results of operations and financial position of this joint venture had not been material.

European Patent. In September 1995, Pilkington filed a patent application in Germany for XIR film characteristics. Southwall challenged the patent. This patent was revoked by the German Patent Court on April 20, 2004. A separate patent application had been filed by Pilkington in the European Patent Office on September 13, 1996, and a patent was granted. A separate opposition was filed by Southwall. However, the European Patent Office did not allow the opposition and maintained the patent. The reasons for the final decision of the European Patent Office will be issued within the next few weeks. The Company cannot assess the impact at this time.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events cannot be forecasted with certainty, and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to:  the accrual for product returns and warranties, allowance for doubtful accounts, quarterly taxes, inventory valuations (including reserves for excess and obsolete and impaired inventories), reserves for decommissioning costs associated with leasehold asset retirement obligations and valuation of stock-based compensation. We believe these policies disclosed are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

Index

We believe there have been no significant changes during the first six months of fiscal 2008 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2007 Form 10-K.

Three months Ended June 30, 2008 compared with Three months Ended June 30, 2007

Results of Operations

Net revenues. Our net revenues for the quarter ended June 30, 2008 were $13,685, an increase of $4,435, or 48%, compared to $9,250 for the same period ending June 30, 2007 primarily due to an increase in automotive and window film sales partially offset by a decrease in architectural film and electronic display revenues.

Net revenues in the automotive market increased by $2,780, or 78.7%, to $6,312 compared to $3,532 for the second quarter ended June 30, 2008 and 2007, respectively. The increase was primarily due to increased demand by several of our large customers, and to a lesser extent the impact of the U.S. Dollar to Euro exchange rate.  It is uncertain whether the increased demand seen in the first six months of 2008 will continue into the second half of the year.  It is possible that we may experience a decline from the revenue levels seen in the second quarter of 2008.

Window film net revenues increased $2,018, or 56.06%, to $5,618 from $3,600 in the second quarter ended June 30, 2008 and 2007, respectively.  This was primarily due to increased overall demand for the window film business.

Architectural net revenues decreased $207, or 12.35%, to $1,469 from $1,676 in the second quarter ended June 30, 2008 and 2007, respectively.  This was primarily due to a decline in sales to the European market.

Revenue in our electronic display business continued to show a decline.  Sales decreased by $156, or 35.3%, to $286 compared to $442 for the second quarter ended June 30, 2008 and 2007, respectively.  This decrease was due to the loss of a major customer in 2007, Mitsui, and the Company’s decision not to pursue the plasma display panel market due to the intensively price competitive market for those products.  Unless pricing for those products improves, it is likely that the Company will not make significant future sales of plasma display panels.

Gross profit and gross margin. Our gross profit increased $2,982 to $5,725 compared to $2,743 for the second quarter ended June 30, 2008 and 2007, respectively.  As a percentage of sales, gross profit increased to 41.8% compared to 29.7% for the second quarter ended June 30, 2008 and 2007, respectively.  This was due to lower product costs in the second quarter of 2008, resulting from an increase in production volume primarily associated with increased customer demand for automotive and window film products. Other factors contributing to the increase in gross margin were improved yields in our window film product line and credits received relating to the recycling of precious metals used in the manufacturing process.

Index

Operating expenses

Research and development. Research and development expenses decreased $182, or 21%, to $688 compared to $870 for the second quarter ended June 30, 2008 and 2007, respectively. This decrease was primarily due to a reduction in the number of employees, decreased reliance on outside service providers and lower material costs.  In the fourth quarter of 2007, the Company initiated a new program of customer funded development projects and continued to engage customers in similar projects in the first and second quarters of 2008.  The fees paid by customers for these projects offsets research and development costs.  Until all products and services are delivered to the customers pursuant to the terms set forth in the respective development agreements, all credits to research and development expense are deferred.  Upon satisfaction of the agreement terms, the credits are recognized on a project by project basis.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses remained materially unchanged for the second quarters ended June 30, 2008 and 2007, respectively.

Income from operations.  Income from operations improved $3,166 to $2,757 compared to a loss of $409 for the second quarter ended June 30, 2008 and 2007, respectively.  This improvement was primarily due to improved gross profit margins and lower operating costs.

Interest expense, net. Interest expense decreased $44, or 26.4%, to $123 compared to $167 for the second quarter ended June 30, 2008 and 2007, respectively. This decrease was primarily the result of repaying the Bridge Bank line of credit in December 2007.

Other income, net.   Other income, net mainly reflects non operating related income and expenses as well as foreign exchange transaction gains and losses in the second quarter of 2008 and 2007.  Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. Other income, net changed from income of $1,043 in the second quarter of 2007 to a loss of $79 in the second quarter of 2008 mainly due to milestone payments received in the second quarter of 2007 per the terms set forth in the Technology Transfer and Services agreement with Sun Film.

Income before provision for income taxes.  Pre-tax income increased $2,088 to $2,555 in the second quarter of 2008 compared to $467 for the second quarter ended June 30, 2007. This increase was primarily due to a significant increase in operating income resulting from higher gross profit margins and lower operating expenses.

Provision for income taxes.   The increase in the provision for income taxes in the three months ended June 30, 2008 compared to the same period in 2007 is primarily related to higher taxable income in 2008 in our foreign subsidiary, Southwall Europe GmbH, or SEG.

For the three months ended June 30, 2008, the Company’s effective tax rate was 8.1%.  This rate differs from the statutory federal rate of 35% primarily due to the impact of the benefit received from a reduction of the valuation allowance on the Company’s deferred tax asset due to the current year U.S. income.  The amount of this reduction is approximately $731 or 29%.

Deemed dividend on preferred stock. We accrued $122 of deemed dividend on preferred stock in the second quarter of 2008 and 2007, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

Index

Six months Ended June 30, 2008 compared with Six months Ended June 30, 2007

Results of Operations

Net revenues. Our net revenues for the six months ended June 30, 2008 were $24,255, an increase of $4,499, or 23%, compared to $19,756 for the same period ending June 30, 2007 primarily due to an increase in automotive and window film sales partially offset by a decrease in architectural film and electronic display revenues.

Our net revenues in the automotive market increased by $4,882, or 66%, to $12,281 compared to $7,399 for the six months ended June 30, 2008 and 2007, respectively. The increase was primarily due to increased demand by several of our large customers, and to a lesser extent the impact of the U.S. Dollar to Euro exchange rate.  It is uncertain whether the increased demand seen in the first six months of 2008 will continue into the second half of the year.  It is possible that we may experience a decline from the revenue levels seen in the second quarter of 2008.

Our net revenues in the window film product line increased $1,981, or 30%, to $8,574 from $6,593 in the six month period ended June 30, 2008 and 2007, respectively.  This was primarily due to increased overall demand in the window film business.

Our net revenues in architectural products decreased $222, or 6.9%, to $2,991 from $3,213 for the six months ended June 30, 2008 and 2007, respectively.  This was primarily due to a decline in sales to the European market, partially offset by strong sales results in North America.

Revenue in our electronic display market continued to show a decline, where sales decreased by $2,142, or 84%, to $409 compared to $2,551 for the six month period ended June 30, 2008 and 2007, respectively.  This decrease was due to the loss of a major customer, Mitsui, and the Company’s decision not to pursue the plasma display panel market due to the intensively price competitive market for those products.  Unless pricing for those products improves, it is likely that the Company will not make significant future sales of plasma display panels.

Gross profit and gross margin. Our gross profit increased $3,423 to $10,576 compared to $7,153 for the six month period ended June 30, 2008 and 2007, respectively. As a percentage of sales, gross profit increased to 43.6% compared to 36.2% for the six months ended June 30, 2008 and 2007, respectively.  This was due to lower product costs in the first quarter of 2008, which were the result of an increase in production volume associated with increased customer demand for automotive and window film products. Other factors contributing to the increase in gross margin were improved yields in our window film product line and credits received relating to the recycling of precious metals used in the manufacturing process.

Operating expenses

Research and development. Research and development expenses decreased $842, or 37.6%, to $1,397 compared to $2,239 for the six months ended June 30, 2008 and 2007, respectively. This decrease was primarily due to the reduction in the number of employees, decreased reliance on outside service providers and lower material costs.  In the fourth quarter of 2007, the Company initiated a new program of customer funded development projects and continued to engage customers in similar projects in the first and second quarters of 2008.  The fees paid by customers for these projects offsets research and development costs.  Until all products and services are delivered to the customers pursuant to the terms set forth in the respective development agreements, all credits to research and development expense are deferred.  Upon satisfaction of the agreement terms, the credits are recognized on a project by project basis.

Index

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses decreased $492, or 10.2%, to $4,318 compared to $4,810 for the six months ended June 30, 2008 and 2007, respectively.  This decrease was primarily due to a reduction in the number of employees in the first quarter of 2008 as compared to the same period in 2007 and to a lesser extent, the elimination of rent payments associated with our manufacturing facility in Palo Alto, California.

Income from operations.  Income from operations improved $4,749 to $4,861 compared to $112 for the six months ended June 30, 2008 and 2007, respectively.  This improvement was primarily due to improved gross profit margins and lower operating costs.

Interest expense, net. Interest expense from the six months ended June 30, 2008 to the same period in 2007 remained materially unchanged.

Other income, net.   Other income, net mainly reflects non operating related income and expenses as well as foreign exchange transaction gains and losses in the second quarter of 2008 and 2007.  Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. Other income, net changed from income of $1,048 in the first six months of 2007 to $114 in the first six months of 2008 mainly due to milestone payments received in the first half of 2007 per the terms set forth in the Technology Transfer and Services agreement with Sun Film.

Income before provision for income taxes.  Pre-tax income increased $3,833 to $4,713 in the six months ended June 30, 2008 compared to $880 for the six months ended June 30, 2007. This increase was primarily due to a significant increase in operating income resulting from higher gross profit margins and lower operating expenses.

Provision for income taxes.   For the six months ended June 30, 2008, the Company’s effective tax rate was a provision of 6.75%.  As allowed by FASB Interpretation No. 18, “ Accounting for Income Taxes in Interim Periods” (FIN 18), we have used the actual effective tax rate for the six months ended June 30, 2008 as our best estimate for the tax rate for the year ending December 31, 2008, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability.

This rate differs from the statutory federal rate of 35% primarily due to the release of a portion of the Company’s valuation allowance on the U.S. deferred tax asset against the income generate by the U.S. operations through the first six months of 2008.  The amount of the benefit related to this decrease in valuation allowance was approximately $1,388 or 29.4%.  Additionally, the Company had an expense of 1.1% primarily related to a valuation allowance being established against the losses of our new subsidiary holding the Company’s investment in the joint venture.

Index

The following table represents the reconciliation of the statutory federal income tax to the Company's effective tax rate:

	Six months Ended	Six months Ended
	June 30, 2008	June 30, 2007

Federal Statutory Rate	35.00%	35.00%

Permanent Items	0.00%	0.00%

R&D Credit	0.08%	(6.25%)

Foreign Rate Differential	0.00%	(8.40%)

Change in Valuation Allowance	(29.44%)	(4.17%)

Other	1.11%	4.97%

Effective Tax Rate	6.75%	21.15%

Deemed dividend on preferred stock. We accrued $244 of deemed dividend on preferred stock in the first six months of 2008 and 2007, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

Liquidity and Capital Resources.  (in thousands)

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories, for debt repayments and capital expenditures. We believe that because of the production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents increased $1,032 from $6,492 at December 31, 2007 to $7,524 at June 30, 2008. Cash provided by operating activities of $1,499 for the first six months of 2008 was primarily the result of net income of $4,393, non-cash depreciation of $1,515, non-cash stock compensation expense of $77, a decrease in other current and non current assets of $616 offset by an increase in accounts receivable of $3,908 resulting from higher sales volume at the end of the second quarter, an increase in inventories of $887, a decrease in accounts payable and accrued liabilities of $291 and a decrease in deferred income tax of $16. Cash used in operations for the first six months of 2007 of $1,380 was primarily the result of an increase in accounts receivable of $2,874, an increase in inventories of $509, a decrease in deferred income tax of $66, a decrease in accounts payable and accrued liabilities of $254, decrease in accrued restructuring and impairment recoveries of $68 partially offset by net income of $694, non-cash depreciation of $1,370 and non-cash stock compensation expense of $185 and a decrease in other current and non-current assets of $142.

Cash used in investing activities for the first six months of 2008 was $898 and was the result of capital expenditures. Cash used in investing activities for the first six months of 2007 was $836 and was primarily due to capital expenditures of $438 and an increase in restricted cash of $406.

Cash provided by financing activities for the first six months of 2008 was $56 and was the result of proceeds from exercise of stock options of $179, borrowings from equipment financing of $473 offset by payments on borrowings of $596. Net cash used in financing activities for the first six months of 2007 of $181 was primarily the result of payments on borrowings of $539, offset by proceeds from exercise of stock options of $357.

Index

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of June 30, 2008, we had received grants of 5,000 Euros or $5,000 at the historical exchange rate and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets in our Dresden manufacturing facility. As of June 30, 2008, all government grants had been applied for or repaid.

Borrowing arrangements

Credit Agreement with Wells Fargo Bank

On May 19, 2008, Southwall Technologies Inc. (“Southwall”) entered into a new Credit Agreement with Wells Fargo Bank (“Bank”).  The Credit Agreement provides for a $3 million revolving line of credit, under which we may, from time to time, borrow up to 85% of eligible accounts receivables.  Amounts borrowed under the facility bear interest at prime plus 0.75% annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by our assets in the United States and are subject to certain covenants including minimum cumulative quarterly net income, minimum net worth and a maximum annual cap on unfinanced capital expenditures.

The terms of the Credit Agreement, among other things, limit our ability to (i) incur, assume or guarantee additional indebtedness (other than pursuant to the Credit Agreement), (ii) incur liens upon the collateral pledged to the bank , and (iii) merge, consolidate, sell or otherwise dispose of substantially all or a substantial or material portion of our assets.

The Credit Agreement provides for events of default, which include, among others: (a) nonpayment of amounts when due, (b) the breach of our representations or covenants or other agreements in the Credit Agreement of related documents, (c) defaults or acceleration of our other indebtedness, (d) the occurrence of any events or condition that the Bank believes impairs or is substantially likely to impair the prospects of payment of performance by us, and (e) certain events of bankruptcy, insolvency or reorganization.  Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is May 19, 2009.

The foregoing does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement, and the transactions contemplated thereby or a complete explanation of material terms thereof.

Capital expenditures

We expect to spend approximately $1,500 in 2008 on upgrades and refurbishment of our production machines and research and development tools. We spent approximately $898 in capital expenditures during the first six months of 2008.  In addition, we expect to spend approximately $600 on manufacturing equipment to be used by Southwall Insulating Glass, LLC to insert Heat Mirror into insulated glass units during the manufacturing process.

Index

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at June 30, 2008:

		Less			Greater
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Term debt (1)	$9,871	$4,040	$2,398	$871	$2,562
Term debt Interest (1)	$2,016	$596	$524	$392	$504

Operating leases (2)	$1,259	$447	$812	$-	$-
Other Obligations (3)	$1,712	$-	$-	$-	$1,712
Total contractual cash obligations	$14,858	$5,083	$3,734	$1,263	$4,778

(1)	Represents the principal and interest allocations of loan agreements with Portfolio Financing Servicing Company and several German banks.

(2)	Represents the remaining rents owed on buildings we rent in Palo Alto, California.

(3)	Represents accumulated dividends accrual on Series A 10% cumulative convertible preferred stock(greater than five years).

Interest expense relating to term debt decreased for the six month period ending June 30, 2007 to June 30, 2008 from $280 to $262, respectively.  The reason for the decrease is mainly due to fluctuations in the Euro exchange rate.

As of June 30, 2008, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.  The terms of the leases for these facilities continue through June 30, 2011.  The monthly rent expense for this facility was $27 through May 31, 2008.  The monthly payment increased to $28 for the remainder of 2008.  In 2009, the monthly rent payments will increase to $38 and increase annually at a rate of 3% through the expiration of the lease.

As of June 30, 2008, we also had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  This manufacturing space is currently being subleased to another party.  The monthly rent payments for this facility are $9.

Item 3--Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: The interest rate on one of our German loans has been reset to the prevailing market rate of 5.75% and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would have had an immaterial effect on our interest expense for the first six months of 2008.

Index

Investment risk: We invest our excess cash in money market accounts and, by practice, make every effort to limit the amount of exposure by investing with strong, well-known institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest income in the first six months of 2008.
.
Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 85% of our total sales in the second quarter of 2008. Approximately 51% of our international revenues were denominated in Euros in the second quarter of 2008. The other 49% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies. The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $969 on net revenues for the second quarter of 2008.

 Item 4-Controls and Procedures

(a)
Evaluation and Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as of the end of the period covered by this report, that our disclosure controls and procedures were effective, such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Controls.  There were no changes during the first six months of 2008 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Consequently, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Index

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

In September 1995, Pilkington filed a patent application in Germany for XIR film characteristics. Southwall challenged the patent. This patent was revoked by the German Patent Court on April 20, 2004. A separate patent application had been filed by Pilkington in the European Patent Office on September 13, 1996, and a patent was granted. A separate opposition was filed by Southwall. However, the European Patent Office did not allow the opposition and maintained the patent. The reasons for the final decision of the European Patent Office will be issued within the next few weeks. The Company cannot assess the impact at this time.

We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business.  While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any unrecorded liability that may result is not likely to have a material effect on our liquidity, financial condition or results of operations.

Item 1A—Risk Factors

The following information updates should be read in conjunction with the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

Financial Risks

There have been no significant changes in financial risk factors for the three month period ended June 30, 2008.  See information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except with respect to the Pilkington patent.  In September 1995, Pilkington filed a patent application in Germany for XIR film characteristics. Southwall challenged the patent. This patent was revoked by the German Patent Court on April 20, 2004. A separate patent application had been filed by Pilkington in the European Patent Office on September 13, 1996, and a patent was granted. A separate opposition was filed by Southwall. However, the European Patent Office did not allow the opposition and maintained the patent. The reasons for the final decision of the European Patent Office will be issued within the next few weeks. The Company cannot assess the impact at this time.

Operational Risks

There have been no significant changes in operational risk factors for the three month period ended June 30, 2008.  See information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except with respect to the Pilkington patent.  In September 1995, Pilkington filed a patent application in Germany for XIR film characteristics. Southwall challenged the patent. This patent was revoked by the German Patent Court on April 20, 2004. A separate patent application had been filed by Pilkington in the European Patent Office on September 13, 1996, and a patent was granted. A separate opposition was filed by Southwall. However, the European Patent Office did not allow the opposition and maintained the patent. The reasons for the final decision of the European Patent Office will be issued within the next few weeks. The Company cannot assess the impact at this time.

Index

Item 2-- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3--Defaults upon Senior Securities

None

Item 4--Submission of Matters to a Vote of Stockholders

None

Item 5--Other Information

None

Item 6--Exhibits

(a) Exhibits

Exhibit
Number	Item
10.1	Credit Agreement with Wells Fargo Bank

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2008
Southwall Technologies Inc.

	By:	/s/ DennisCapovilla
Dennis Capovilla
Chief Executive Officer

	By:	/s/ Mallorie Burak
Mallorie Burak
Chief Accounting Officer