Form 10-Q
period 2008-09-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2008-11-13
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

As of October 31, 2008, there were 28,706,222 shares of the registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

INDEX

Index

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,673	$6,492
Restricted cash	286	294
Accounts receivable, net of allowance for doubtful accounts of $83 at September 30, 2008 and $66 at December 31, 2007	5,232	4,346
Inventories, net	5,944	5,640
Restricted cash loans	1,207	-
Other current assets	751	837
Total current assets	25,093	17,609

Property, plant and equipment, net	15,596	17,071
Restricted cash loans	-	1,242
Other assets	659	1,345
Total assets	$41,348	$37,267

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt	$3,965	$1,149
Accounts payable	1,304	964
Accrued compensation	1,478	1,267
Other accrued liabilities	5,268	6,350
Total current liabilities	12,015	9,730

Term debt	4,930	8,277
Other long term liabilities	2,594	2,567
Total liabilities	19,539	20,574

Commitments and contingencies (Note 6)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at September 30, 2008 and December 31, 2007, respectively (Liquidation preference: $6,644 and $6,277 at September 30, 2008 and December 31, 2007, respectively)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 28,692 shares and 27,820 shares outstanding at September 30, 2008 and December 31, 2007, respectively	29	28
Capital in excess of par value	78,376	78,290
Accumulated other comprehensive income: Accumulated translation adjustment	4,405	4,776
Accumulated deficit	(65,811)	(71,211)
Total stockholders’ equity	16,999	11,883

Total liabilities, preferred stock and stockholders’ equity	$41,348	$37,267

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net revenues	$10,632	$9,249	$34,887	$29,005
Cost of revenues	6,383	6,070	20,063	18,673

Gross profit	4,249	3,179	14,824	10,332

Operating expenses:
Research and development	976	934	2,372	3,173
Selling, general and administrative	1,852	2,122	6,170	6,932
Recoveries for long-lived assets, net	-	(17)	-	(25)

Total operating expenses	2,828	3,039	8,542	10,080
Income from operations	1,421	140	6,282	252

Interest expense, net	(170)	(191)	(433)	(471)
Other income (expenses), net	(238)	513	(123)	1,561

Income before provision for income taxes	1,013	462	5,726	1,342

Provision for income taxes	5	212	326	398

Net income	1,008	250	5,400	944

Deemed dividend on preferred stock	122	122	367	366

Net income attributable to common stockholders	$886	$128	$5,033	$578

Net income per share:

Basic	$0.03	$0.00	$0.18	$0.02
Diluted	$0.03	$0.00	$0.16	$0.02

Shares used in computing net income per share:
Basic	28,409	27,820	28,099	27,493
Diluted	34,681	28,867	34,016	28,313

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine months ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$5,400	$944
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(49)	(56)
Impairment recoveries from long-lived assets	-	(25)
Depreciation and amortization	2,054	2,087
Stock-based compensation	162	273
Changes in operating assets and liabilities:
Accounts receivable, net	(840)	(2,129)
Inventories, net	(304)	(373)
Other current and non-current assets	827	161
Accounts payable and accrued liabilities	(870)	10
Net cash provided by operating activities	6,380	892

Cash flows from investing activities:
Restricted cash	-	(417)
Proceeds from sale of property, plant and equipment	-	25
Expenditures for property, plant and equipment	(1,047)	(635)
Net cash used in investing activities	(1,047)	(1,027)

Cash flows from financing activities:
Proceeds from exercise of stock options	293	357
Borrowings from equipment financing	603	-
Borrowings on line of credit	-	3,000
Repayments on line of credit	-	(2,996)
Investment credit in Germany	-	(3)
Repayments of notes payable	(883)	(837)
Net cash provided by (used in) financing activities	13	(479)

Effect of foreign exchange rate changes on cash	(165)	(135)

Net increase (decrease) in cash and cash equivalents	5,181	(749)
Cash and cash equivalents, beginning of period	6,492	5,524

Cash and cash equivalents, end of period	$11,673	$4,775

Supplemental cash flows disclosures:
Interest paid	$569	$670
Income taxes paid	$291	$398

Supplemental schedule of non-cash investing and financing activities:
Dividends accrued	$367	$366

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

Index

Note 2–Fair Value Measurement – Cash and Cash Equivalents:

Southwall invests its cash primarily in money market funds.  We utilize the market approach to measure fair value of our financial assets.

All cash equivalents are classified as available-for-sale and are summarized as follows:

	September 30, 2008

	Fair Value	Book Value	Unrealized Gain, net

Money Market Funds, Level I	$6,538	6,538	$-
Money Market Funds, Level I	928	928	-
Certificates of Deposit, Level I	1,900	1,900	-

Total cash equivalents	9,366	9,366	-
Cash	2,307	2,307	-
Total cash, cash equivalents	$11,673	$11,673	$-

	December 31, 2007

	Fair Value	Book Value	Unrealized Gain, net
Money Market Funds, Level I	400	400	$-
Money Market Funds, Level I	4,682	4,682	-
Total cash equivalents	5,082	5,082	-
Cash	1,410	1,410	-
Total cash, cash equivalents	$6,492	$6,492	$-

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

Index

Such provisions are charged to cost of revenues. At September 30, 2008 and December 31, 2007, inventories consisted of the following:

	September 30,	December 31,
	2008	2007
Raw materials	$2,519	$3,076
Work-in-process	1,455	787
Finished goods	1,970	1,777
	$5,944	$5,640

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

For the third quarter of 2008, there were 5,203 options outstanding of which 1,802 were excluded from the dilutive net income per share calculation, as they were anti-dilutive because the option prices were higher than the average market price during the three-month period ended September 30, 2008.  For the nine months ended September 30, 2008, 2,122 options outstanding were excluded from the dilutive net income per share calculation.  For the three and nine month periods ended September 30, 2007, 2,403 and 4,358 options outstanding were excluded from the dilutive net income per share calculation, respectively.  In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive.

The Company has accrued a deemed dividend on preferred stock of $122 for each of the three month periods ended September 30, 2008 and September 30, 2007.  Per SFAS 128, the dilutive effect of convertible securities shall be reflected in diluted EPS by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator unless their effect is antidilutive. For the three and nine month periods ended September 30, 2007, both the Series A Preferred shares and the preferred deemed dividend had an antidilutive effect and therefore, were excluded from the denominator and numerator in the calculation of diluted EPS in the table below.

Index

Tables summarizing net income attributable to common stockholders, diluted net income per share, and shares outstanding are shown below:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net income attributable to common stockholders-basic	886	128	5,033	578
Add:Deemed dividend on preferred stock	122	122	367	366
Net income attributable to common stockholders-diluted	1,008	250	5,400	944

Weighted average common shares outstanding-basic	28,409	27,820	28,099	27,493
Dilutive effect of warrants	-	356	-	355
Dilutive effect of Series A preferred shares	4,893	-	4,893	-
Dilutive effect of stock options	1,379	691	1,024	465
Weighted average common shares outstanding - diluted	34,681	28,867	34,016	28,313

Basic EPS	0.03	0.00	0.18	0.02
Dilutive EPS	0.03	0.00	0.16	0.02

Note 5 – Product Reporting:

Southwall operates in one segment.  The total net revenues for the automotive glass, window film, architectural and electronic display product lines for the three and nine month periods ended September 30, 2008 and September 30, 2007 were as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Automotive glass	$4,399	$3,763	$16,680	$11,162
Window film	4,338	4,036	12,913	10,629
Architectural	1,848	1,404	4,839	4,617
Electronic display	47	46	455	2,597
Total net revenues	$10,632	$9,249	$34,887	$29,005

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three and nine months periods ended September 30, 2008 and September 30, 2007:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Europe: France, Germany	$3,907	$1,721	$13,520	$5,847
Asia Pacific: Japan, Pacific Rim	3,771	2,867	11,076	10,299
United States	2,118	2,466	6,521	7,410
Rest of the world	836	2,195	3,770	5,449
Total net revenues	$10,632	$9,249	$34,887	$29,005

Index

Note 6--Commitments and Contingencies:

Commitments

In January 2006, we commenced restructuring actions to attempt to improve our cost structure for 2006 and beyond.  These actions included the closure of our Palo Alto, California manufacturing facility during 2006.  As December 2006, we had accrued $1,509 for the closure of our manufacturing facility and an additional $153 in the fourth quarter of 2007 as a leasehold asset retirement obligation in connection with the return of our Palo Alto manufacturing facility to the landlord.  In January 2008, a $1,000 letter of credit and $100 cash security deposit were released to the landlord, and in February 2008, we entered into a settlement agreement with the landlord under which we paid the landlord an additional $400, thereby releasing us from any further rent or building restoration obligations under the lease for that specific manufacturing facility, leaving only environmental related costs to be incurred.  During the third quarter ended September 30, 2008, the environmental issues were resolved and the remaining $99 accrual was reversed.

The Company leases a research and development facility in Palo Alto.  Under this lease agreement, the Company accrued $200 as a current leasehold retirement obligation in the first quarter of 2006.  In the fourth quarter of 2007, the Company increased the accrual to $500, which is included in other accrued liabilities in the accompanying consolidated balance sheet.  The method and timing of payments associated with this property are not yet finalized and therefore, this estimate of our liability could differ from the actual future settlement amount.

Contingencies

In September 1995, Pilkington filed a patent application in Germany for XIR film characteristics. Southwall challenged the patent. This patent was revoked by the German Patent Court on April 20, 2004. A separate patent application had been filed by Pilkington in the European Patent Office on September 13, 1996, and a patent was granted. A separate opposition was filed by Southwall; however, the European Patent Office did not allow the opposition and maintained the patent. While the reasons for the final decision of the European Patent Office were issued September 9, 2008, the Company is unable to determine the impact, if any, at this time.

The Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

Note 7--Stock-Based Compensation:

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 2007 Long Term Incentive Plan which authorizes the granting of up to 10,000 shares of Common Stock. Under the terms of this plan, the Company can grant both Incentive Stock Options and Nonstatutory Stock Options.  Grants issued under the 2007 plan vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise options within a period of six months after such termination of service occurs.  The plan provides for longer expiration periods for employees who terminate but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration will be extended anywhere from six months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct. As of September 30, 2008, there were 8,734 shares of common stock available for grant under the 2007 stock option plan.

Index

On January 1, 2006, the Company adopted the provisions of SFAS 123R, “Share-Based Payment” (SFAS 123R), requiring it to recognize expense related to the fair value of its stock-based compensation awards.  The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods.  Stock-based compensation expense for awards granted prior to January 1, 2006 was based on the fair value estimated in accordance with SFAS 123, “Accounting for Stock-based Compensation.”  Stock-based compensation expensed for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The Company recognizes compensation expense for stock option awards on a graded vesting basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Cost of sales	$3	$1	$10	$3
Research and development	20	23	21	68
Selling, general and administrative	62	64	131	202
Stock-based compensation expense before income taxes	85	88	162	273
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$85	$88	$162	$273

There were $293 and $357 cash proceeds from the exercise of stock options for the nine-month period ended September 30, 2008 and September 30, 2007.  In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted during the three month and nine month periods ended September 30, 2008 and September 30, 2007, respectively:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Expected life (in years)	-	6.00	5.67	6.00
Risk-free interest rate	-	4.43%	3.08%	4.70%
Volatility	-	80%	81%	80%
Dividend	-	-	-	-
Per share weighted-average fair value at grant date	$-	$0.75	$0.53	$0.35

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

Index

Stock option activity for the nine months ended September 30, 2008 was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	5,209	$1.08
Grants	1,126	0.87
Exercises	(515)	0.57
Forfeitures or expirations	(617)	2.17
Outstanding at September 30, 2008	5,203	0.96	6.52	$1,582
Vested and expected to vest at September 30, 2008	4,045	1.03	5.89	$1,159
Exercisable at September 30, 2008	2,894	1.16	4.71	$769

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e.: the difference between Southwall’s closing stock price on the last trading day of its third quarter of fiscal 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2008.  This amount changes based on the fair market value of Southwall’s stock.  Total intrinsic value of options exercised was $51 and $269 for the three and nine month periods ended September 30, 2008. Total fair value of options granted was $0 and $600 for the three and nine month period ended September 30, 2008.

As of September 30, 2008, $456 of total unrecognized compensation cost, net of forfeitures, related to stock options was expected to be recognized over a weighted-average period of approximately 2.69 years.

Note 8 - Warranties:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The activity in the reserve for sales returns and warranties account during the nine month periods ended September 30, 2008 and September 30, 2007 was as follows:

	Balance at			Balance at
	December 31,			September 30,
	2006	Provision	Utilized	2007
Accrued sales returns and warranty	$1,415	$1,156	$(1,550)	$1,021

	Balance at			Balance at
	December 31,			September 30,
	2007	Provision	Utilized	2008
Accrued sales returns and warranty	$1,102	$1,098	$(728)	$1,472

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

The components of comprehensive income for the three and nine month periods ended September 30, 2008 and September 30, 2007 were as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Foreign Currency Translation Adjustment	$(1,246)	$523	$(371)	$625
Net Income	1,008	250	5,400	944
Other Comprehensive Income (Loss)	$(238)	$773	$5,029	$1,569

The components of accumulated other comprehensive income were as follows at September 30, 2008:

Accumulated Other Comprehensive Income at December 31, 2007	$4,776
Foreign Currency Translation Adjustment	(371)
Accumulated Other Comprehensive Income at September 30, 2008	$4,405

Note 10 - Income Tax:

For the three months ended September 30, 2008, the Company’s effective tax rate was 0.5%.  This rate differs from the statutory federal rate of 35% primarily due to the impact of the benefit received from a reduction of the valuation allowance on the Company’s unbenefitted deferred tax asset due to the current year U.S. income.  The amount of this benefit is approximately 28.5%.

For the nine months ended September 30, 2008, the Company’s effective tax rate was a provision of 5.69%.  As allowed by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (FIN 18), we have used the actual effective tax rate for the nine months ended September 30, 2008 as our best estimate for the tax rate for the year ending December 31, 2008, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability.  This rate differs from the statutory federal rate of 35% primarily due to the release of a portion of the Company’s valuation allowance on the U.S. deferred tax asset due to the income generated by the U.S. operations through the first nine months of 2008.  The amount of the benefit related to this decrease in the valuation allowance was approximately $1,873 or 32.71%.

Index

The following table represents the reconciliation of the statutory federal income tax to the Company's effective tax rate:

	Nine months Ended	Nine months Ended
	September 30, 2008	September 30, 2007

Federal Statutory Rate	35.00%	35.00%

State Rate	3.18%	0.00%

Permanent Items	0.06%	0.36%

R&D Credit	0.00%	(3.40%)

Rate Differential	0.22%	(2.12%)

Change in Valuation Allowance	(32.71%)	(0.22%)

Other	(0.06%)	0.00%

Effective Tax Rate	5.69%	29.62%

Note 11-Joint Venture

On April 8, 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc. entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC; creating Southwall Insulating Glass, LLC (“SIG”).  Southwall Technologies Inc. has a 50% interest in the newly formed entity.  SIG manufactures insulated glass units for the domestic market.  The joint venture is being accounted for under the equity method of accounting.  As of September 30, 2008, the results of operations and the financial position of this joint venture were not material to the consolidated financial statements of the Company.

Southwall IG Holdings, Inc.’s net investment in its joint venture is $288 as of September 30, 2008 and is included in other assets in the accompanying condensed consolidated balance sheet. No dividends or cash distributions have been made to date. The Company’s 50% share of losses in the joint venture was $131 and $132 for the three and nine months ended September 30, 2008, respectively, and is included in other income (expense), net in the accompanying condensed consolidated statement of operations.

Note 12 – Recent Accounting Pronouncements:

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS 159).  This statement allows entities to elect to measure many financial instruments and certain other items that are similar to financial instruments at fair value that are not currently required to be measured at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items.  The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings (accumulated deficit) in the year the statement is adopted.  SFAS 159 was effective for the Company beginning January 1, 2008.  The Company did not make any elections for fair value accounting and therefore, it did not record a cumulative-effect adjustment to its opening deficit balance.

Index

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands):

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors”, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

Forward Looking Statements

Cautionary Statement For the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

As used in this report, the terms "we," "us," "our," "Southwall" and the "Company" mean Southwall Technologies Inc. and its subsidiaries, unless the context indicates another meaning. This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 that are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, or similar terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include, without limitation, statements relating to:

•	our strategy, future operations and financial plans ;

•	our revenue expectations;

•	our expected results of operations and cash flows;

•	the continued trading of our common stock on the Over-the-Counter Bulletin Board Market;

•	future applications of thin film coating technologies;

•	our development of new technologies and products; including the early stage of our development of products for use in solar power generation;

•	the properties and functionality of our products;

•	our expectation for the continued decline in our sales of electronic display products due to increased price sensitivity in this market;

•	our expectations for future grants, investment allowances and bank guarantees from local and federal governments in Germany;

•	our projected need for additional borrowings and future liquidity;

Index

•	our ability to implement and maintain effective internal controls and procedures;

•	size of and the markets into which we sell or intend to sell our products;

•	our intentions to pursue strategic alliances, acquisitions and business transactions;

•	the results of our joint venture subsidiary;

•	strategic mergers and acquisitions of competitors;

•	the possibility of patent and other intellectual property infringement;

•	our opinions regarding energy consumption and the loss of energy through inefficient glass;

•	pending, decided and threatened litigation and its outcome;

•	our competition; and

•	our projected capital expenditures.

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

XIR®, XUV®, Triangle Design®, Superglass®, Heat Mirror®, California Series®, Solis®, ETCH-A-FLEX®, and Southwall are registered trademarks of Southwall. V-KOOL® is a registered trademark of V-Kool International Holdings Pte. Ltd.  All other trade names and trademarks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

On April 8, 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc. entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC; creating Southwall Insulating Glass, LLC (“SIG”).  Southwall Technologies Inc. has a 50% interest in the newly formed entity.  SIG manufactures insulated glass units for the domestic market.  The joint venture is being accounted for under the equity method of accounting.  As of September 30, 2008, the results of operations and the financial position of this joint venture were not material to the consolidated financial statements of the Company.

Index

Restructuring.  On January 19, 2006, we commenced restructuring actions to improve our cost structure for 2006 and beyond.  These actions included the closure of our Palo Alto, California manufacturing facility during 2006.  We accrued $1,509 for the closure of our manufacturing facility and an additional $153 in the fourth quarter of 2007 as a leasehold asset retirement obligation in connection with the return of our Palo Alto manufacturing facility to the landlord.  In January 2008, a $1,000 letter of credit and $100 cash security deposit were released to the landlord, and in February 2008, we entered into a settlement agreement with the landlord under which we paid the landlord an additional $400, thereby releasing us from any further rent or building restoration obligations under the lease for that specific manufacturing facility, leaving only environmental related costs to be incurred. During the third quarter ended September 30, 2008, the environmental issues were resolved and the remaining $99 accrued was reversed.

The Company leases a research and development facility in Palo Alto. Under this lease agreement, the Company accrued $200 as a current leasehold retirement obligation in the first quarter of 2006.  In the fourth quarter of 2007, the Company increased the accrual to $500, which is included in other accrued liabilities in the accompanying consolidated balance sheet.  The method and timing of payments associated with this property have not yet been finalized, and therefore, this estimate of our liability could differ from the actual future settlement amount.

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

Our three largest customers in the automotive glass and window film market, and architectural glass markets include Pilkington PLC, Saint Gobain Sekurit and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 66%, 63% and 44% of our total revenues during the first nine months of 2008, 2007 and 2006, respectively.

Under our agreement with Globamatrix, as amended, Globamatrix agreed to a 2004 minimum purchase commitment of $9,000 of product.  For each year after 2004 through the term of the contract, Globamatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix is obligated to purchase $13,000 of certain products in 2008. During the first nine months of 2008, Globamatrix purchased approximately $12,900 of these products.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. During the first nine months of 2008, our sales returns provision averaged approximately 3.3% of our gross revenues over a rolling twelve month period. From 2003 to 2007, our sales returns provision has averaged approximately 3.4% of gross revenues.

European Patent. In September 1995, Pilkington filed a patent application in Germany for XIR film characteristics. Southwall challenged the patent. This patent was revoked by the German Patent Court on April 20, 2004. A separate patent application had been filed by Pilkington in the European Patent Office on September 13, 1996, and a patent was granted. A separate opposition was filed by Southwall. However, the European Patent Office did not allow the opposition and maintained the patent.  While the reasons for the final decision of the European Patent Office were issued September 9, 2008, the Company is unable to determine the impact, if any, at this time.

Index

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events cannot be forecasted with certainty, and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to:  the accrual for product returns and warranties, allowance for doubtful accounts, quarterly taxes, inventory valuations (including reserves for excess and obsolete and impaired inventories), reserves for decommissioning costs associated with leasehold asset retirement obligations and valuation of stock-based compensation. We believe these policies are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the first nine months of fiscal 2008 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2007 Form 10-K.

Three Months Ended September 30, 2008 compared with Three Months Ended September 30, 2007

Results of Operations

Net revenues. Our net revenues for the quarter ended September 30, 2008 were $10,632, an increase of $1,383, or 15.0%, compared to $9,249 for the same period ending September 30, 2007 primarily due to an increase in automotive and window film sales.

Net revenues in the automotive market increased by $636, or 16.9%, to $4,399 compared to $3,763 for the third quarter ended September 30, 2008 and 2007, respectively. The increase was primarily due to increased demand by several of our large customers, and to a lesser extent the impact of the U.S. Dollar to Euro exchange rate.

Window film net revenues increased by $302, or 7.5%, to $4,338 from $4,036 in the third quarter ended September 30, 2008 and 2007, respectively.  This was primarily due to increased overall demand for the window film business.

Architectural net revenues increased by $444, or 31.6%, to $1,848 from $1,404 in the third quarter ended September 30, 2008 and 2007, respectively.  This was primarily due to increased worldwide demand.

Revenue in our electronic display business increased by $1, or 2%, to $47 compared to $46 for the third quarter ended September 30, 2008 and 2007, respectively.

Gross profit and gross margin. Our gross profit increased $1,070, or 33.7%, to $4,249 compared to $3,179 for the third quarter ended September 30, 2008 and 2007, respectively.  As a percentage of sales, gross profit increased to 40% compared to 34% for the third quarter ended September 30, 2008 and 2007, respectively.  This was due to lower product costs in the third quarter of 2008, resulting from an increase in production volume primarily associated with increased customer demand for automotive and window film products. Other factors contributing to the increase in gross margin were improved yields in our window film product line and benefits received from the recycling of precious metals used in the manufacturing process.

Index

Operating expenses

Research and development.  Research and development expenses remained materially unchanged for the third quarter ended September 30, 2008 compared to the third quarter ended September 30, 2007.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses decreased $270, or 12.7% to $1,852 compared to $2,122 for the third quarter ended September 30, 2008 and 2007, respectively. This decrease was primarily due to the elimination of rent payments associated with our former manufacturing facility in Palo Alto, California and reduced administrative expenses incurred by our German subsidiary.

Income from operations.  Income from operations improved $1,281 to $1,421 compared to $140 for the third quarter ended September 30, 2008 and 2007, respectively.  This improvement was primarily due to improved gross profit margins and lower operating costs.

Interest expense, net. Interest expense remained materially unchanged.

Other income, net.  Other income, net mainly reflects non operating related income and expenses as well as foreign exchange transaction gains and losses in the third quarter of 2008 and 2007. Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. Other income, net changed from income of $513 in the third quarter of 2007 to expense of $238 in the third quarter of 2008 primarily due to milestone payments received in the third quarter of 2007 per the terms set forth in the Technology Transfer and Services agreement with Sun Film and a foreign exchange loss impacting the third quarter of 2008.

Income before provision for income taxes.  Pre-tax income increased $551 to $1,013 in the third quarter of 2008 compared to $462 for the third quarter ended September 30, 2007. This increase was primarily due to a significant increase in operating income resulting from higher gross profit margins and lower operating expenses.

Provision for income taxes.  The decrease in the provision for income taxes in the three months ended September 30, 2008 compared to the same period in 2007 is primarily related to timing differences in the payment of trade taxes and lower taxable income at our foreign subsidiary, Southwall Europe GmbH, or SEG.

For the three months ended September 30, 2008, the Company’s effective tax rate was 0.5%.  This rate differs from the statutory federal rate of 35% primarily due to the impact of the benefit received from a reduction of the valuation allowance on the Company’s unbenefitted deferred tax asset due to the current year U.S. income.  The amount of this benefit is approximately 28.5%.

Deemed dividend on preferred stock. We accrued $122 of deemed dividend on preferred stock in the third quarter of 2008 and 2007, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

Index

Nine Months Ended September 30, 2008 compared with Nine Months Ended September 30, 2007

Results of Operations

Net revenues. Our net revenues for the nine months ended September 30, 2008 were $34,887, an increase of  $5,882, or 20.3%, compared to $29,005 for the same period ending September 30, 2007 primarily due to an increase in automotive and window film sales.

Our net revenues in the automotive market increased by $5,518, or 49.4%, to $16,680 compared to $11,162 for the nine months ended September 30, 2008 and 2007, respectively. The increase was primarily due to increased demand by several of our large customers, and to a lesser extent the impact of the U.S. Dollar to Euro exchange rate.

Our net revenues in the window film product line increased $2,284, or 21.5%, to $12,913 from $10,629 in the nine month period ended September 30, 2008 and 2007, respectively.  This was primarily due to increased overall demand in the window film business.

Our net revenues in architectural products increased $222, or 4.8%, to $4,839 from $4,617 for the nine months ended September 30, 2008 and 2007, respectively.  This was primarily due to increased worldwide demand.

Revenue in our electronic display market continued to show a decline, where sales decreased by $2,142, or  82.4%, to $455 compared to $2,597 for the nine month period ended September 30, 2008 and 2007, respectively.  This decrease was due to the loss of a major customer, Mitsui, and the Company’s decision not to pursue the plasma display panel market due to the intensively price competitive market for those products.  Unless pricing for those products improves, it is likely that the Company will not make significant future sales of plasma display panels.

Gross profit and gross margin. Our gross profit increased $4,492, or 43.5%, to $14,824 compared to $10,332 for the nine month period ended September 30, 2008 and 2007, respectively. As a percentage of sales, gross profit increased to 42.5% compared to 35.6% for the nine months ended September 30, 2008 and 2007, respectively.  This was due to lower product costs in the first three quarters of 2008, which were the result of an increase in production volume associated with increased customer demand for automotive and window film products. Other factors contributing to the increase in gross margin were improved yields in our window film product line and credits received relating to the recycling of precious metals used in the manufacturing process.

Operating expenses

Research and development. Research and development expenses decreased $801, or 25.2%, to $2,372 compared to $3,173 for the nine months ended September 30, 2008 and 2007, respectively. This decrease was primarily due to the reduction in the number of employees, decreased reliance on outside service providers and lower material costs.  In the fourth quarter of 2007, the Company initiated a new program of customer funded development projects and continued to engage customers in similar projects in 2008.  The fees paid by customers for these projects offsets research and development costs.  Until all products and services are delivered to the customers pursuant to the terms set forth in the respective development agreements, all credits to research and development expense are deferred.  Upon satisfaction of the agreement terms, the credits are recognized on a project by project basis.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses decreased $762, or 11%, to $6,170 compared to $6,932 for the nine months ended September 30, 2008 and 2007, respectively.  This decrease was primarily due to a reduction in the number of employees in the first quarter of 2008 as compared to the same period in 2007 and to a lesser extent, the elimination of rent payments associated with our manufacturing facility in Palo Alto, California.

Index

Income from operations.  Income from operations improved $6,030 to $6,282 compared to $252 for the nine months ended September 30, 2008 and 2007, respectively.  This improvement was primarily due to the combination of improved gross profit margins and lower operating costs.

Interest expense, net. Interest expense from the nine months ended September 30, 2008 to the same period in 2007 remained materially unchanged.

Other income, net.  Other income, net mainly reflects non operating related income and expenses as well as foreign exchange transaction gains and losses in first nine months of 2008 and 2007.  Some of our transactions with foreign customers are denominated in foreign currencies, principally the Euro. As exchange rates fluctuate relative to the U.S. dollar, exchange gains and losses occur. Other income, net changed from income of $1,561 in the first nine months of 2007 to expense of $123 in the first nine months of 2008 mainly due to milestone payments received in 2007 per the terms set forth in the Technology Transfer and Services agreement with Sun Film.

Income before provision for income taxes.  Pre-tax income increased $4,384 to $5,726 in the nine months ended September 30, 2008 compared to $1,342 for the nine months ended September 30, 2007. This increase was primarily due to a significant increase in operating income resulting from higher gross profit margins and lower operating expenses.

Provision for income taxes.  For the nine months ended September 30, 2008, the Company’s effective tax rate was a provision of 5.69%.  As allowed by FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods” (FIN 18), we have used the actual effective tax rate for the nine months ended September 30, 2008 as our best estimate for the tax rate for the year ending December 31, 2008, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability.

This rate differs from the statutory federal rate of 35.00% primarily due to the release of a portion of the Company’s  valuation allowance on the U.S. deferred tax asset due to the income generate by the U.S. operations through the first nine months of 2008.  The amount of the benefit related to this decrease in the valuation allowance was approximately $1,873 or 32.71%.

Index

The following table represents the reconciliation of the statutory federal income tax to the Company's effective tax rate:

	Nine months Ended	Nine months Ended
	September 30, 2008	September 30, 2007

Federal Statutory Rate	35.00%	35.00%

State Rate	3.18%	0.00%

Permanent Items	0.06%	0.36%

R&D Credit	0.00%	(3.40%)

Rate Differential	0.22%	(2.12%)

Change in Valuation Allowance	(32.71%)	(0.22%)

Other	(0.06%)	0.00%

Effective Tax Rate	5.69%	29.62%

Deemed dividend on preferred stock. We accrued $367 and $366 of deemed dividend on preferred stock in the first nine months of 2008 and 2007, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories, for debt repayments and capital expenditures. We believe that because of the production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents increased $5,181 from $6,492 at December 31, 2007 to $11,673 at September 30, 2008. Cash provided by operating activities of $6,380 for the first nine months of 2008 was primarily the result of net income of $5,400, non-cash depreciation of $2,054, non-cash stock compensation expense of $162, a decrease in other current and non current assets of $827 offset by an increase in accounts receivable of $840 resulting from higher sales volume at the end of the third quarter, an increase in inventories of $304, a decrease in accounts payable and accrued liabilities of $870 and a decrease in deferred income tax of $49.

Cash provided by operating activities for the first nine months of 2007 of $892 was primarily the result of net income of $944, non-cash depreciation of $2,087, non-cash stock compensation expense of  $273, a decrease in other current and non-current assets of $161 and an increase in accounts payable and accrued liabilities of $10, offset by an increase in inventories of $373, a decrease in deferred income tax of $56, a decrease in impairment recoveries of $25 and an increase in accounts receivable of $2,129.

Cash used in investing activities for the first nine months of 2008 was $1,047 and was the result of capital expenditures. Cash used in investing activities for the first nine months of 2007 was $1,027 and was primarily due to capital expenditures of $635, an increase in restricted cash of $417 in Germany for purchase of precious metals used in production offset by proceeds from sale of property, plant and equipment of $25.

Index

Cash provided by financing activities for the first nine months of 2008 was $13 and was the result of proceeds from exercise of stock options of $293, borrowings from equipment financing of $603 offset by payments on borrowings of $883. Net cash used in financing activities for the first nine months of 2007 of $479 was primarily the result of payments on borrowings of $837, offset by proceeds from exercise of stock options of $357.

We entered into an agreement with the Saxony government in May 1999 under which we receive investment grants. As of September 30, 2008, we had received grants of 5,000 Euros or $5,000 at the historical exchange rate and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets in our Dresden manufacturing facility. As of September 30, 2008, all government grants had been applied for or repaid.

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

Capital expenditures

We expect to spend approximately $1,500 in 2008 on upgrades and refurbishment of our production machines and research and development tools. We spent approximately $1,047 in capital expenditures during the first nine months of 2008.  In addition, we expect to finance approximately $600 on manufacturing equipment to be used by Southwall Insulating Glass, LLC (“SIG”) to automate the incorporation of Heat Mirror into insulated glass units during the manufacturing process.

Index

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at September 30, 2008:

		Less			Greater
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Term debt (1)	$8,895	$3,965	$1,999	$785	$2,146
Term debt Interest (1)	$1,695	$492	$489	$330	$384
Operating leases (2)	$1,269	$450	$819	$-	$-
Other Obligations (3)	$1,835	$-	$-	$-	$1,835
Total contractual cash obligations	$13,694	$4,907 10	$3,307	$1,115	$4,365

(1)	Represents the principal and interest allocations of loan agreements with Portfolio Financing Servicing Company and several German banks.

(2)	Represents the remaining rents owed on buildings we rent in Palo Alto, California.

(3)	Represents accumulated dividends accrual on Series A 10% cumulative convertible preferred stock (greater than five years).

Interest expense relating to term debt decreased for the nine month period ending September 30, 2007 to September 30, 2008 from $471 to $433, respectively.  The reason for the decrease is mainly due to lower debt levels and fluctuations in the Euro exchange rate.

As of September 30, 2008, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.  The terms of the leases for these facilities continue through June 30, 2011.  The monthly rent expense for this facility was $27 through May 31, 2008.  The monthly payment increased to $28 for the remainder of 2008.  In 2009, the monthly rent payments will increase to $38 and increase annually at a rate of 3% through the expiration of the lease.

As of September 30, 2008, we also had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  This manufacturing space is currently being subleased to another party.  The monthly rent payments for this facility are $9.

Item 3--Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: The interest rate on one of our German loans has been reset to the prevailing market rate of 5.75% and another of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would have had an immaterial effect on our interest expense for the first nine months of 2008.

Index

Investment risk: We invest our excess cash in money market accounts and, by practice, make every effort to limit the amount of exposure by investing with strong, well-known institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest income in the first nine months of 2008.
.
Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 80% of our total sales in the third quarter of 2008. Approximately  53% of our international revenues were denominated in Euros in the third quarter of 2008. The other 47% of our international sales were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies. The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $756 on net revenues for the third quarter of 2008.

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

(b)
Changes in Internal Controls.  There were no changes during the first nine months of 2008 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Consequently, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Index

PART II--OTHER INFORMATION

Item 1--Legal Proceedings

In September 1995, Pilkington filed a patent application in Germany for XIR film characteristics. Southwall challenged the patent. This patent was revoked by the German Patent Court on April 20, 2004. A separate patent application had been filed by Pilkington in the European Patent Office on September 13, 1996, and a patent was granted. A separate opposition was filed by Southwall. However, the European Patent Office did not allow the opposition and maintained the patent.  While the reasons for the final decision of the European Patent Office were issued September 9, 2008, the Company is unable to determine the impact, if any, at this time.

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

Financial Risks

There have been no significant changes in financial risk factors for the three month period ended September 30, 2008.  See information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except (1) with respect to the Pilkington patent and (2) the current global economic environment.  In September 1995, Pilkington filed a patent application in Germany for XIR film characteristics. Southwall challenged the patent. This patent was revoked by the German Patent Court on April 20, 2004. A separate patent application had been filed by Pilkington in the European Patent Office on September 13, 1996, and a patent was granted. A separate opposition was filed by Southwall. However, the European Patent Office did not allow the opposition and maintained the patent.  While the reasons for the final decision of the European Patent Office were issued September 9, 2008, the Company is unable to determine the impact, if any, at this time.

Operational Risks

There have been no significant changes in operational risk factors for the three month period ended September 30, 2008.  See information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except (1) with respect to the Pilkington patent and (2) the current global economic environment.  In September 1995, Pilkington filed a patent application in Germany for XIR film characteristics. Southwall challenged the patent. This patent was revoked by the German Patent Court on April 20, 2004. A separate patent application had been filed by Pilkington in the European Patent Office on September 13, 1996, and a patent was granted. A separate opposition was filed by Southwall. However, the European Patent Office did not allow the opposition and maintained the patent.  While the reasons for the final decision of the European Patent Office were issued September 9, 2008, the Company is unable to determine the impact, if any, at this time.

Index

In recent months, worldwide economic conditions have deteriorated significantly in the United States and other countries and may remain depressed for the foreseeable future.  These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities and could cause our customers and potential customers to slow or reduce spending on our products.  Furthermore, during challenging economic times, our customers’ ability to make timely payments to us could be impaired.  If that were to occur, accounts receivable collection time may increase, and we may be required to increase our allowance for doubtful accounts accordingly.  We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery.  However, these and other economic factors could have a material adverse effect on demand for our products which would impact our financial condition and operating results.

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

Dated: November 13, 2008
Southwall Technologies Inc.

	By:	/s/ Dennis F. Capovilla
Dennis F. Capovilla
Chief Executive Officer

	By:	/s/ Mallorie Burak
Mallorie Burak
Chief Accounting Officer