Form 10-K
period 2008-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2009-03-26
CIK 813619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2008 (based upon the closing sales price of the Common Stock on the Over-the-Counter Bulletin Market on such date) was $21,345,944.  For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of June 30, 2008, and Common Stock held by officers and directors of the registrant has been excluded because such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

The number of shares of the registrant's Common Stock outstanding on March 1, 2009 was 28,706,222.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Registrant’s Proxy Statement	III
for the Annual Meeting of Stockholders to
be held May 13, 2009

SOUTHWALL TECHNOLOGIES INC.
2008 ANNUAL REPORT ON FORM 10-K

Cautionary Statement For the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

As used in this report, the terms "we," "us," "our," "Southwall" and the "Company" mean Southwall Technologies Inc. and its subsidiaries, unless the context indicates another meaning. This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 that are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, or similar terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include, without limitation, statements relating to:

•	our strategy, expected future operations and financial plans;

•	our revenue expectations and potential financial results;

•	impact of current economic conditions on our business;

•	the continued trading of our common stock on the Over-the-Counter Bulletin Board Market;

•	future applications of thin film coating technologies;

•	our development of new technologies and products;

•	the properties and functionality of our products;

•	our projected need for additional borrowings and future liquidity;

•	our ability to implement and maintain effective internal controls and procedures;

•	the size of and the markets into which we sell or intend to sell our products;

•	our intentions to pursue strategic alliances, acquisitions and business transactions;

•	the possibility of patent and other intellectual property infringement;

•	our opinions regarding energy consumption and the loss of energy through inefficient glass;

•	pending and threatened litigation and its outcome;

•	our competition and our ability to compete in the markets we serve; and

•	our projected capital expenditures.

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

PART I

(dollar amounts in thousands, except per share data)

ITEM 1. BUSINESS

Overview

Southwall is a developer and manufacturer of high performance, energy-saving films and glass products for both the architectural and automotive domestic and international markets.  Founded in response to the oil embargo of 1973, Southwall remains committed to its mission of developing innovative products that improve energy efficiency and decrease carbon emissions which reduce the use of oil and electricity in the heating and cooling of buildings and vehicles.  In addition to our core energy conservation markets, we continue to explore new markets that can benefit from our 30 years of thin-film technology and roll-to-roll processing innovation.

In 2008, our net revenues were $41,920, an 11% increase from net revenues of $37,733 in 2007, primarily due to increased demand for automotive and window film products.  In 2008, automotive glass products generated 46% of our net revenue, applied window film products generated 37% of our net revenue, architectural glass products generated 15% of our net revenue, and electronic displays generated 2% of our net revenue.

The current global economic condition and the credit market environment could have a material impact on our business, results of operations and financial condition in fiscal year 2009 and beyond.  As a manufacturer of energy saving films and glass products for the domestic and international automotive and architectural markets, the Company is dependent upon automotive sales and new commercial real estate construction.  Both the automotive and building industries are experiencing material sales declines.  The financial condition of many companies in these industries is deteriorating.  These sales declines and the weakening financial condition of these companies could materially reduce our revenue and income for 2009 and beyond.  In addition, the weak economic climate could affect our suppliers which could increase our cost of manufacturing and, in general, have an adverse impact on our ability to manufacture our products and our costs of such manufacturing.

In April 2008, the Company formed Southwall Insulating Glass, LLC, a joint venture with Chicago-based manufacturer, Sound Solutions Windows & Doors, LLC, which markets, produces and sells energy efficient, dual-pane insulated glass units which are primarily used in the production of completed window units for the residential housing and commercial building industries. Southwall Insulating Glass incorporates automated manufacturing in its production of insulated glass units to improve cost-competitiveness and establish broader adoption of its innovative Heat Mirror® film in insulating glass.  The joint venture is intended to expand the markets for the Company’s Heat Mirror product and increase the Company’s product offerings.  Southwall Insulating Glass was formed in response to the demand for higher energy efficiency in residential and commercial buildings. The joint venture combines the Company’s experience in developing advanced coated films and suspended film technology with the insulating glass production experience of Sound Solutions Windows & Doors. The joint venture is located in Chicago and began production of Heat Mirror insulating glass units and other high performance insulated glass units in the second half of 2008.

Additional Information

We maintain a website with the internet address of www.southwall.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments, if any, to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to the rules of the SEC. You may read and copy any material that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Southwall, that file electronically with the SEC.

Industry Background

Large area, single layer, thin film coatings were developed in the early 1960s using vacuum evaporation, a less precise precursor to the process currently used called sputter coating. As a result of technological developments in the early 1970s, multi-layer coatings for large substrates became possible. Sputter coating based on these developments is used today in many applications in which high quality; uniform coatings need to be deposited on large surfaces or on many smaller surfaces simultaneously. Examples of sputter coating include depositing various metal and metal oxide layers on wafers in the semiconductor and hard disk industries, and optical coatings on transparent surfaces in the automotive glass, architectural glass and electronic display markets.

Thin film coatings are used in a wide variety of applications to control the flow of energy and the transmission and reflection of light. Thin film coatings can modify the transmission, reflection and absorption of both visible and non-visible light, such as infrared and ultra-violet light, to enhance the performance and characteristics of the coated material.

Thin film coating methods

The Company believes the three most common methods for commercially producing thin film coatings on glass and flexible substrates are:

Wet coating. The wet coating process generally involves depositing a thin layer of material onto a flexible substrate, or film, by a number of different methods.  Once a uniform thin layer of liquid is applied, the layer is cured either by temperature or by ultra violet radiation.  This process is typically less expensive than sputter coating, but generally yields coatings with lower quality optical and mechanical characteristics.

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

Markets

The primary markets for the thin film coated substrates that we manufacture are the automotive glass, architectural glass and applied window film markets. We believe that advances in manufacturing processes coupled with improved thin film deposition technologies are improving performance and reducing production costs, allowing thin film coated substrates to more cost-effectively address these markets.

Automotive glass products

The thin film coated substrates we sell in the automotive glass product market reflect infrared heat. These coatings allow automobile and truck manufacturers to use more glass and increase energy efficiency by reducing the demand on a vehicle's air conditioning system, as well as improve thermal comfort for passengers in the vehicle. Thin film coated substrates in this market are sold primarily to original equipment manufacturers, or OEMs, that produce glass for sale to North American and European manufacturers of new cars and trucks for worldwide distribution.

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

Architectural glass products

Climate change has become a global concern. Buildings account for a significant amount of the world’s total energy consumption and carbon emissions, and it is generally acknowledged that a material amount can be attributed to the energy lost through inefficient glass. Window glass is a poor thermal barrier; thus, one of the primary sources of heat build-up and loss in buildings. The thin film coated substrates we sell to glass manufacturers in the architectural glass products market are primarily used to improve insulation performance by controlling the transmission of heat through window glass, as well as to limit ultra-violet light damage.

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

Other Markets

In the past, we have sold to the electronic display product market and may do so in the future.  In 2008, we sold a minimal amount into this market.  The thin film coated products we have sold primarily enhance the light output of liquid crystal display (LCD) screens used in notebook personal computers and increase the performance of high resolution touch panel screens used in cell phones and personal data assistants (PDAs). Thin film coated substrates in this market are generally sold to OEMs.  Given the low margins in this market, we don’t intend to pursue this market in the foreseeable future.

We also sell a small amount of product to the solar energy market.

Technology

In a sputtering process, a solid target and substrate are placed in a vacuum chamber. By adding a small amount of process gas, typically argon, to the chamber and negatively charging the target, the process gas is ionized and a plasma discharge is formed. The positively charged gas ions strike the solid target with enough force to eject atoms from its surface. The ejected target atoms condense on the substrate and a thin film coating is constructed atom by atom. By placing a magnet behind the target, the electrons in the ionized plasma are confined to a specific region on the target, enhancing the creation of ionized gas atoms and increasing the efficiency of the target atom ejection process. By using different targets as the substrate moves through the vacuum chamber, we can create a multi-layered coating, or stack.

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

Intellectual Property

Protection of our intellectual property is critical to maintaining our competitive position. We rely on our knowledge, as well as a combination of patent, trademark, and trade secret protection to establish and protect our intellectual property.  We have 22 issued patents and approximately 20 patent applications pending in the United States, and approximately 30 patent applications pending outside the United States.  Our patents and patent applications cover materials, processes, products and production equipment.  Our issued patents have expiration dates ranging from 2009 to 2020.  Of our existing patents, three will expire in 2009.  We also seek to avoid disclosure of our know-how and trade secrets through a number of means, including limiting access to our proprietary information to those persons who need to know the information to perform their tasks and requiring those persons with access to our proprietary information to execute nondisclosure agreements with us. We consider our proprietary technology, as well as our patent protection, to be an important competitive factor in our business.

Products

The following table describes the markets into which we sell our products, the applications our products serve, the categories of our various products, key features of our various products and representative customers in each of our markets and for our product categories.

MARKET	APPLICATION	FILM PRODUCTS	KEY FEATURES	REPRESENTATIVE CUSTOMERS

Automotive glass	Solar control for windshields, side windows, and back windows	Infrared Reflective (XIR 70 and XIR 75)	Transmits 70% or 75% visible light Reflects 85% of infrared heat energy	Saint Gobain Sekurit Pilkington PLC Shatterprufe Guardian Llodio Uno S.L.

Architectural glass	New and retrofit residential and commercial windows and doors	Suspended Heat Mirror	Improves energy efficiency: cool in summer; warm in winter UV blocking Noise reducing	Sofraver S.A. Alpen Energy Group ECO Insulating Glass

	Commercial buildings	Laminated (XIR)	Infrared reflecting UV blocking Cool in summer Noise reducing	Kaisheng Building Materials Cristales Curvados Procesadora de Jalisco SA

Applied window film	Automotive and architectural glass for after-market installation	Solis/V-KOOL Hüper Optik	Transmits up to 75% visible light Reflects up to 85% of infrared heat energy	V-Kool International Hüper Optik

Solar	Concentrated solar thermal (CSP) reflector systems Flexible, thin film photovoltaic modules	Reflective Silver Transparent Conductive (TCO)	High reflectivity Lightweight High transparency and Conductivity Flexible	SkyFuel/ReflecTech Konarka

Electronic display	Liquid crystal display (LCD) monitors and touch screens for notebook PCs, cell phones and PDAs	Reflective Silver Indium Tin Oxide (ITO)	Enhance light output High transparency/conductivity	Synaptics Dontech

Automotive glass products

Direct-to-glass sputtering for automotive windshields has not historically been well developed because of the need to bend the glass before it can be coated and then installed in an automobile. Coating flat glass and then bending it to match complex automobile designs is less difficult and is the method currently used by most windshield glass producers.  Our sputter coated flexible substrates can be applied to windshields with different curvatures and incorporated into most in-line windshield production processes used by glass companies today.

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

Our net revenues from sales of automotive glass products were $19,298, $15,113 and $13,433 in 2008, 2007 and 2006, respectively.

Architectural glass products

Windows containing our Heat Mirror films have the equivalent insulating capacity of conventional, triple pane windows but at a lighter weight, helping to lower annual energy costs and reducing carbon emissions from buildings. They also provide high levels of solar shading while transmitting a high percentage of visible light.  In addition, our products offer ultra-violet protection and reduce noise and condensation.  Our products allow architectural glass manufacturers to improve insulation without adding the weight of numerous panes of glass that are impractical to lift and, in some cases, cannot be supported by a structure's frame. We primarily sell our Heat Mirror film in rolls to window manufacturers, who then suspend the film in the airspace between sealed double-pane residential and commercial windows. We have also developed proprietary film-mounting technology, which we license to window fabricators. We have licenses with approximately 50 window fabricators in approximately 20 countries for the sale of our Heat Mirror Films and the license of our film-mounting technology. We currently offer 14 different Heat Mirror films for architectural applications.  We also began selling heat-mirror insulated glass units to window manufacturers through our newly-formed joint venture, Southwall Insulating Glass.

Laminated films

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

Our net revenues from sales of architectural film products were $6,358, $5,957 and $5,528 in 2008, 2007 and 2006, respectively.

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

Our net revenues from sales of aftermarket applied window film products were $15,691, $13,989 and $10,449 in 2008, 2007 and 2006, respectively.

Other products

Our sputter coated substrates offer the high optical quality necessary for higher resolution electronic displays. Our substrates can be easily cut into different shapes and sizes, providing increased flexibility for our customers. In addition, our products can effectively reduce undesirable or potentially harmful emissions without affecting the resolution of the display.  Our net revenues from sales of electronic display products were $523, $2,674 and $10,799 in 2008, 2007 and 2006, respectively.  Given the low margins in this market, we don’t intend to pursue this market in the foreseeable future.

We also sell a limited amount of solar products.  Our net revenues for the sales of solar product were $494, $951 and $1,684 in 2008, 2007, and 2006, respectively.  Our net revenues from solar products are reported as part of our electronic display and other revenues in the accompanying consolidated statements of operations.

Sales and Marketing

Distribution channels

We sell our automotive  related products primarily to OEMs in North America, and  through our direct sales force in Europe.

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

We sell a finished, applied window film product to Novamatrix, who markets the product under three brands:  V-KOOL, Hüper Optik and iQue for the after-market automotive and architectural markets through a worldwide distribution network of companies owned by or affiliated with V-Kool International.

International Revenues

International revenues amounted to approximately 81%, 77% and 68% of our net revenues during 2008, 2007 and 2006, respectively. The principal foreign markets for our products were Germany and France, accounting for $16,199, $8,824 and $6,781, respectively, in net revenues in 2008, 2007 and 2006 and the Pacific Rim other than Japan, accounting for $13,399, $10,925 and $7,997 in 2008, 2007 and 2006, respectively.

Customers

We have created glass products which fill the needs of certain customers who require a superior quality product.  Such customers represent a small portion of the overall automotive and architectural glass market.

A small number of customers have accounted for a substantial portion of our revenues. Our seven largest customers accounted for approximately 74% of our net revenues in 2008.  Our ten largest customers accounted for approximately 78%, and 77% of our net revenues in 2007 and 2006, respectively. During 2008, V-Kool International, Saint Gobain Sekurit, Hüper Optik International, a subsidiary of V-Kool International and Pilkington PLC accounted for 33.2%, 12.5%, 4.3% and 15.9%, respectively, of our net revenues. During 2007, V-Kool International, Saint Gobain Sekurit, Huper Optik International and Pilkington PLC accounted for 32.1%, 11.4%, 11.2% and 10.1%, respectively, of our net revenues. Because of our fixed costs, the loss of, or substantial reduction in orders from, one or more of these customers would have a material adverse effect on our revenues, profitability and cash flow.

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

Automotive Glass Market

Our customers are suppliers in the automotive glass industry, including Saint Gobain Sekurit, Pilkington PLC, and Asahi India Glass Ltd, who sell glass to OEM automobile manufacturers, including DaimlerChrysler, Renault, Audi, BMW, Volvo, Volkswagen and the PSA Group (which includes Peugeot and Citroen).

Automotive Glass and Architectural Glass, After Market

Our aftermarket applied film in the automotive and architectural glass markets is sold pursuant to an exclusive worldwide license contained in our distribution agreement with V-Kool International. Under our agreement, V-Kool International agreed to purchase a set amount of our products during the term of the agreement subject to volume and quality standards. Our failure to produce required amounts of product under the distribution agreement will result in penalties under which we would be required to reimburse V-Kool International for the full cost of any product not timely delivered. We have supplied at least the minimum volumes required in each of the contract years.  Each year for the duration of the agreement, V-Kool International is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. V-Kool International was obligated to purchase approximately $13,400 of products in 2008. During 2008, V-Kool International purchased approximately $13,900 of product. V-Kool International’s contract is to purchase at least $14,700 from us in 2009.

Customers for Architectural, New and Retrofit Markets

Our customers are suppliers to the architectural glass industry, including:  Sofraver S.A., Alpen Energy Group, Kaisheng Building Materials, ECO Insulating Glass, and about 60 other companies worldwide. These customers manufacture and supply insulated glass units (IGUs) or laminated glass that incorporates our films. Additionally, a significant portion of the aftermarket applied film that we sell to V-Kool International under our distribution agreement is installed on architectural glass in homes and buildings. Our customers represent a small portion of the worldwide architectural glass market.

Other Markets

Our net revenues from sales of electronic display products were $523, $2,674 and $10,799 in 2008, 2007 and 2006, respectively.  Given the low margins in this market we don’t intend to pursue this market in the foreseeable future.

We also sell a limited amount of solar products.  Our net revenues for the sales of solar product were $494, $951 and $1,684 in 2008, 2007 and 2006, respectively.  Our net revenues from solar products are reported as part of our electronic display and other revenues in the accompanying consolidated statements of operations.

Research and Development

Our research and development activities are focused on the development of new proprietary products, thin film materials science, deposition process optimization and automation and applied engineering. Our research and development expenditures totaled $2,996, $4,505 and $6,782 or approximately 7.1%, 11.9% and 16.9% of net revenues in 2008, 2007 and 2006, respectively.

Historically, our research and development efforts have been driven by customer requests for the development of new applications for thin film coated substrates. In 2008, a new family of Heat Mirror film optimized to improve the energy efficiency of structural glazing used in the world's largest commercial projects was introduced.   In 2007, we successfully introduced a new and enhanced window film product.  We also began developing Indium Tin Oxide (ITO) conductive coatings for a rapidly expanding touch panel market, and we initiated research and development into thin film technology that may enable us to introduce products for new applications and markets. We cannot guarantee that we will be successful in developing or marketing these applications or that our films will continue to meet the demanding requirements and the changing technology of the markets we serve.

Integration

The Company is currently pursuing strategic alliances that may result in vertical integration of our products in the production and distribution channels.  However, there can be no assurances with respect to future revenue or income pertaining to these alliances, if any at all.

Manufacturing

The table below provides information about our current production machines and the class of products that each was tooled to produce in 2008.

Location	Primary Markets For Current Production	Year Commercial Production Initiated	Estimated Annual Capacity (Millions of Sq. Ft.) (1)
Palo Alto, California	Research and Development	1982	8.0
Dresden, Germany	Automotive, architectural, electronic display and window film	2000	48.0
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

Germany Facility

We own a production facility in Großröhrsdorf, Germany, near the city of Dresden.  This facility is ISO 9001/2000 certified.  The facility has three production machines and manufactured 100% of our products during all of 2008.

Environmental Matters

We use potentially hazardous materials in our research and manufacturing operations and have air and water emissions that require controls. As a result, we are subject to stringent federal, state and local regulations governing emissions and the storage, use, treatment and disposal of hazardous materials and waste. We contract with outside vendors to collect and dispose of waste from our facilities in compliance with applicable environmental laws. In addition, we have implemented procedures that we believe enable us to deal properly with the gasses emitted in our production process, and we have a program to monitor our  compliance with environmental laws and regulations. Although we believe we are currently in material compliance with such laws and regulations, current or future laws and regulations may require us to make substantial expenditures in connection with our air and water emissions and with our storage use, treatment and disposal of hazardous materials and waste. Further, our failure to comply with current or future laws and regulations could subject us to substantial penalties, fines, costs and expenses.

Suppliers and Subcontractors

We manufacture our products using materials procured from third-party suppliers. We obtain certain of these materials from limited sources. For example, the substrate we use in the manufacture of our Heat Mirror products is currently available from one main qualified source, Dupont Teijin Limited. The loss of our current source of supply would adversely affect our ability to meet our scheduled product deliveries to customers. Alternative sources of supply are being pursued; however, it takes approximately 18 to 24 months for us to qualify a new supplier and we may not be able to successfully develop such sources.  In addition, increases in prices charged by our suppliers could force us to raise prices on our products or lower our margins, which could have a material adverse effect on our operating results.

We rely on third-party subcontractors to add properties, primarily adhesives, to some of our products. There are only a limited number of qualified subcontractors that can provide some of the services we require.  Also, a significant increase in the price charged by one or more of our subcontractors could force us to raise prices on our products or lower our margins, which could have a material adverse effect on our operating results.

Furthermore, our production machines are large, complex and difficult to design and produce. It can take up to a year from the time we order a machine until it is delivered. Following delivery, it can take us, with the assistance of the manufacturer, up to six additional months to test and prepare the machine for commercial production. There are a limited number of companies that are capable of manufacturing these machines to our specifications. Though we currently have sufficient production capacity with our existing machines for the foreseeable future, if capacity requirements were to change significantly, our inability to have new production machines manufactured and prepared for commercial production in a timely manner would have a material adverse effect on our ability to grow the business.

Backlog

Our backlog primarily consists of purchase orders for products to be delivered within 90 days. As of February 28, 2009 and February 29, 2008, we had a backlog of orders for shipment over the following 12 months of approximately $3,890 and $10,212, respectively. We expect to ship the entire backlog listed as of February 28, 2009 during 2009.  These are firm orders and are not subject to cancellation.

Competition

The thin film coatings industry and the markets in which our customers compete experience rapid technological change.  Adoption by our competitors of new equipment or process technologies or the development by our competitors of new products could adversely affect us. We have a number of present and potential competitors, including some of our customers who could develop products and processes that replace ours, many of which have greater financial resources and greater selling, marketing and technical resources than we possess.  In addition, many of our competitors have well established relationships with our current and potential customers and have knowledge of our industry.

Automotive glass market. Large, worldwide glass laminators typically have divisions selling products to the commercial flat glass industry and provide solar control products in the automotive OEM market. We face technological competition from companies, such as PPG Industries, Pilkington PLC, Saint Gobain Sekurit, Asahi, Guardian and Glaverbel that have direct-to-glass sputtering capability. We may also be subject to future competition from companies that are able to infuse glass with solar control properties. We estimate that in 2008 our coated substrates were used in less than 1% of the total worldwide automotive OEM glass produced.

Architectural glass market. Products that provide solar control and energy conservation have been available to this market for approximately 25 years. Since our introduction of our Heat Mirror film products in 1979, large glass producers, such as Guardian, PPG Industries, Apogee Enterprises, Pilkington PLC, Saint Gobain Sekurit and Asahi, have produced their own direct-to-glass sputtered products that provide solar control and energy conservation similar to our Heat Mirror products. We estimate that in 2008 our coated substrates were used in less than 1% of the glass used worldwide in residential and commercial buildings.

Applied window film market. In the applied window film segment of the market, companies such as 3M, Bekeart, CP Films (a subdivision of Solutia), and Lintec Inc. produce competitive solar control products that are widely accepted in the market.  We estimate that in 2008 our applied window films were used in less than 1% of the total worldwide applied film market.

Electronic display market. The electronics display market, specifically the plasma television display market, has become a price sensitive, low margin market.  Our sales in 2008 to the electronic display market were insignificant.

Basis of competition

We believe we compete principally on the basis of:

•	Proprietary thin film sputtering process knowledge and proprietary control systems that consistently deliver very high quality, complex, nano scale optical and electrical thin films on plastic webs;

•	Our extensive thin film materials expertise and optical design capabilities, which allow us to bring new products to the market very quickly;

•	The high quality of our products; and

•	Our ability to easily alter the format of our products, providing our customers with inventory versatility and higher production yields.

Quality Claims

We accept sales returns for quality claims on our products. We believe our returns plan is competitive for the markets in which our products are sold. The nature and extent of these quality claims depends on the product, the market, and in some cases the customer being served. We carry liability insurance; however, our insurance does not cover quality claims.

Employees

As of December 31, 2008, we had 119 employees, of whom 14 were engaged in engineering, 72 in manufacturing, 13 in sales and marketing, 2 in purchasing and 18 in general management, finance and administration. We are highly dependent upon the continuing services of certain technical and management personnel. None of our employees are represented by labor unions. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS

(amounts in thousands, except per share data)

Financial Risks

The global economic and financial market crisis we are experiencing may have a negative effect on our business and operations.

The global economic and financial market crisis we are experiencing has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which could have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers, distributors and suppliers have been or may be severely affected by the current economic turmoil. Current or potential customers and suppliers and subcontractors may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers and subcontractors may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our gross margins.  Our suppliers and subcontractors may also impose more stringent payment terms on us.  The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks.

Declining production of automobiles and commercial and residential real estate due to the economic climate could harm our business.

Global production of automobiles and commercial and residential real estate construction declined significantly in 2008 and is expected to further decline in 2009.  As a manufacturer of energy saving films and glass products for the domestic and international automotive and architectural markets, we are dependent upon automobile sales, and new commercial and residential real estate construction.  We sell a substantial portion of our products to a relatively small number of OEMs, and the timing and amount of our sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products, such as automobiles and commercial and residential real estate construction, into which our products are incorporated.  Continuing declines in the automobile and commercial and residential real estate markets could adversely impact our sales volume, and could cause certain of our customers and suppliers to experience liquidity problems, potentially resulting in our write-off of amounts due from these customers and cost impacts of changing suppliers.  Additionally, a change in our suppliers or other delays or problems suffered by our suppliers could have an adverse impact on our ability to manufacture our products on a timely basis, if at all.  If our significant customers or suppliers fail or significantly reduce their operations or purchases from us, our business will be harmed.  As a result, our revenues, income and financial condition may decline in 2009 and beyond.

Capital markets are currently experiencing a period of disruption and instability, which could have a negative impact on the availability and cost of capital.

The general disruption in the global capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions.

Credit market developments may reduce availability under our credit agreement.

Due to the current uncertainty in the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lenders fail to honor their legal commitments under our credit facilities, it could be difficult in the current environment to replace our facilities on similar terms. The failure of any of the lenders under our credit facilities may impact our ability to finance our operating or investing activities.

Covenants or defaults under our credit and other loan agreements may prevent us from borrowing or force us to curtail our operations.

As of December 31, 2008, we had total outstanding obligations under our loan and capital lease agreements of $6,268. Our current credit facilities contain financial covenants that require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these operating covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures.  The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity. Our inability to make timely payments of interest or principal under these facilities or our failure to comply with financial performance or operating covenants will constitute a default under these facilities and will entitle the lenders to accelerate the maturity of the outstanding indebtedness.  Any such default will likely prevent us from borrowing money under existing credit facilities, securing additional borrowings or functioning as a going concern.  As of December 31, 2008, we were in compliance with all of our debt covenants.

Our ability to borrow is limited by the customized nature of our equipment and some of our foreign accounts receivable.

Our equipment is custom designed for a special purpose. In addition, a large portion of our accounts receivable are from foreign sales, which are often more difficult to collect than domestic accounts receivable. As a result of the nature of our customized equipment and foreign accounts receivable, lenders will generally allow us to borrow less against these item assets as collateral than they would for other types of equipment or domestic accounts receivable, or require us to provide additional credit enhancements. As a result, we may not be able to borrow a sufficient amount to fund our operations or, if such funding is available, it may be at an unacceptable cost.

If we default under our secured credit facilities and financing arrangements, the lenders could foreclose on the assets we have pledged to them requiring us to significantly curtail or even cease our operations.

In connection with our current borrowing facilities and financing arrangements, we have granted security interests in and liens on substantially all of our assets, including our production machines and our Dresden, Germany facility, to secure the loans. If we default under our secured credit facilities, and our senior lenders foreclose on one or more of those machines, our ability to produce product would be materially impaired or completely interrupted. Our revenues, gross margins and operating efficiency would also be materially adversely affected. Our obligations under our secured credit facilities contain cross-default and cross-acceleration provisions and other provisions that allow the lenders to declare the loans immediately due if there is a material adverse change in our business. If we default under the senior credit facilities or under our other financing arrangements, the lenders could declare all of the funds borrowed there under, together with all accrued interest, immediately due and payable. If we are unable to repay such indebtedness, the lenders could foreclose on the pledged assets. If the lenders foreclose on our assets, we would be forced to significantly curtail or even cease our operations.

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

In 2008, 2007 and 2006, approximately 48%, 42% and 30% of our net revenues, respectively, were denominated in Euros,  including sales to one of our largest customers, Saint-Gobain Sekurit, a global automotive glass manufacturer.  Also, certain purchases from foreign suppliers are denominated in foreign currencies.  A strengthening in the dollar relative to the Euro would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability and cash flows. These fluctuations could also cause prospective customers to cancel or delay orders because of the increased relative cost of our products. Conversely, during 2008 and 2007, the dollar continued to weaken against the Euro, which negatively impacted our cost of doing business.

Operational Risks

We depend on a small number of customers for nearly all of our revenues, and the loss of a large customer could materially and adversely affect our revenues and operating results.

Our seven largest customers accounted for approximately 74% of our net revenues in 2008.  Our ten largest customers accounted for approximately 78% and 77% of net revenues in 2007 and 2006, respectively. We expect to continue to derive a significant portion of our net revenues from this relatively small number of customers.  Accordingly, the loss of a customer could have an adverse effect on our business.  The deferral or loss of anticipated orders from a large customer or from a number of small customers will materially reduce our revenue and operating results.

Some of our largest automotive glass customers have the resources to develop products competitive with ours; if they do so, our revenues and operating results would be materially and adversely affected.

Some of our largest automotive glass customers have used a technology—direct-to-glass sputtering—as an alternative to our window films. The continued or expanded use of this technology by our automotive glass customers would limit their need for our products, would reduce our sales to these customers and would have a material adverse effect on our revenues, results of operations and financial position.  Many of our customers also have the financial and technical resources to develop products competitive with ours.  If any of our customers develop any such competitive products, the demand for our products would be adversely affected and results of operations and our financial position would be materially and adversely affected.

We must continue to develop new products and processes or enhance existing products on a timely basis to compete successfully in a rapidly changing marketplace.

Our future success depends upon our ability to introduce new products, and processes and improve existing products and processes to keep pace with technological and market developments, and to address the increasingly sophisticated and demanding needs of our customers, especially in the automotive and architectural markets. Technological changes, process improvements or operating improvements that could adversely affect us include:

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

Our ability to successfully identify suitable target companies or technologies, negotiate acceptable acquisitions and integrate acquired companies or technologies may affect our future growth.

 A part of our continuing business strategy is to consider acquiring companies, products, and technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer other growth opportunities. Our ability to successfully complete acquisitions requires that we identify suitable target companies, agree on acceptable terms, and obtain acquisition financing on acceptable terms. In connection with these acquisitions, we could incur debt, amortization expenses relating to identified intangibles, impairment charges relating to goodwill or merger related charges. We might also issue shares of capital stock as partial or full payment of the purchase price for a target company or raise additional equity capital to finance such purchases.  Such an issuance would dilute our current shareholders' interest as a percentage of ownership or in net book value per share.  Given the current weakness in the economy and the global credit crisis, there can be no assurance that we will be able to secure any acquisition financing under acceptable terms.  Even if we successfully identify, finance the acquisition price and acquire suitable target companies, products, or technologies, the success of any acquisitions will depend upon our ability to integrate the acquired operations, retain and motivate acquired personnel and increase the customer base of the combined businesses.

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

We sell a substantial portion of our products to a relatively small number of suppliers to original equipment manufacturers, or OEMs. The timing and amount of sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products into which our products are incorporated. We have no control over the volume of products shipped by OEM customers or shipping dates, and we cannot be certain that these suppliers to OEM customers will continue to ship products that incorporate our products at current levels or at all.  We currently have long-term contracts with only one of our suppliers to OEM customers. Failure of this customer or other suppliers to OEM customers to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business. Failure of our suppliers to OEM customers to inform us of changes in their production needs in a timely manner could also adversely affect our ability to effectively manage our business.

We rely upon our OEM customers for information relating to the development of new products so that we are able to meet end-user demands.

We rely on our OEM customers to inform us of opportunities to develop new products that serve end-user demands. If our OEM customers do not present us with market opportunities early enough for us to develop products to meet end-user needs in a timely fashion, or if the OEMs fail to accurately anticipate end-user needs, we may fail to develop needed new products or modify our existing products for the end-user markets for our products, or we may spend resources on developing products that are not commercially successful.

We depend on one distributor for the sale of our after-market products.

We have a distribution agreement with V-Kool International Holdings Pte. Ltd., or V-Kool International, which if not renewed would expire in 2011, under which we granted V-Kool International an exclusive worldwide license to distribute our after-market applied window film in the automotive and architectural glass markets. Failure of V-Kool International to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business. Further, the termination of our distribution agreement with V-Kool International would have a material adverse affect on our business.

We face intense competition, which could affect our ability to increase our revenue, maintain our margins and maintain or increase our market share.

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

We manufacture all of our products using materials procured from third-party suppliers. We do not have long-term contracts with our third-party suppliers. Some of the materials we require are obtained from a limited number of sources and, in the case of certain materials, from a sole source.  Interruptions in our supply of material or increases in the prices for such materials would delay or increase the costs of our shipments to our customers.  Delays or reductions in product shipments could damage our relationships with customers. Further, a significant increase in the price of one or more of the materials used in our products, if we are unable to pass these price increases along to our customers, would have a material adverse effect on our cost of goods sold and operating results.

We are dependent on a few qualified subcontractors to add properties to some of our products.

We rely on third-party subcontractors to add properties, such as adhesives, to some of our products. There are only a limited number of qualified subcontractors that can provide some of the services we require, and we do not have long-term contracts with any of them. Qualifying additional subcontractors could take a great deal of time or cause us to change product designs. The loss of one or more subcontractors could adversely affect our ability to meet our scheduled product deliveries to customers, which could damage our relationships with customers. If our subcontractors do not produce a quality product, our yield will decrease and our margins will be lower. Further, a significant increase in the price charged by one or more of our subcontractors could force us to raise prices on our products or lower our margins, which could have a material adverse effect on our operating results.

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

If we are unable to adequately protect our intellectual property, third parties may be able to duplicate our products or processes, or develop functionally equivalent or superior technology.

Our success depends in large part upon our proprietary technology. We rely on our know-how, as well as a combination of patent, trademark and trade secret protection, to establish and protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or processes or to obtain and use information that we regard as proprietary. Policing unauthorized use of our intellectual property is difficult and can be expensive. Our means of protecting our proprietary rights may not be adequate. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. One of our U.S. patents relating to our architectural products, Heat Mirror, expired in 2006. Expiration of our other patents, which will occur from 2009 to 2020, or our failure to adequately protect our proprietary rights may allow third parties to duplicate our products or develop functionally equivalent or superior technology. In addition, our competitors may independently develop similar technology or design around our proprietary intellectual property.

The sale of our products and the use of our technology may inadvertently infringe upon the intellectual property rights of others.  In such event, we may be restrained in the sale of specific products or the continued use of specific technology, or we may be required to pay license fees to the owner of such other intellectual property.

The sale of our products and the use of our technology may inadvertently otherwise infringe upon the intellectual property rights of others.  In such event, we may be prevented from the continued sale of such products or the continued use of such technology, or we may be required to pay substantial license fees to the owner of such other intellectual property.  This could have a material, adverse effect on our business and results of operations.

The European Patent Office has allowed a European Patent owned by Pilkington Automotive GmBH.

During 2008, the European Patent Office allowed a European patent owned by Pilkington Automotive GmBH which may impede our ability to use a specific process in manufacturing film in certain European markets or could increase our costs and adversely affect our income.

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

Revenues from international sales amounted to approximately 81%, 77% and 68% of our net revenues during 2008, 2007 and 2006, respectively. To achieve acceptance in international markets, our products must be modified to address a variety of factors specific to each particular country, as well as local regulations within each country. We may also be subject to a number of other risks associated with international business activities. These risks include:

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws and regulatory requirements;

•	potentially adverse tax consequences;

•	the continuation of global, economic turbulence, the crisis in global credit markets, political instability and general economic conditions within each region or country;

•	our ability to adapt to cultural differences that may affect our sales and marketing strategies; and

•	currency fluctuations described above.

If we fail to comply with environmental regulations, our operations could be suspended and we could be subject to substantial fines and remediation costs.

We use hazardous chemicals in producing our products and have air and water emissions that require controls. As a result, we are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Our failure to comply with current or future regulations or our inadvertent failure to comply with regulations in the past could result in the imposition of substantial fines on us, significant remediation expenses, suspension of production, alteration of our manufacturing processes, increased costs or cessation of operations.  We might also be required to incur substantial expenses to comply with changes in such local, state and federal governmental regulations.

We rely on our domestic sales representatives for the sale of our architectural products.  The failure of our domestic sales representatives to sell our architectural products in sufficient quantities would adversely affect our revenues.

We use independent sales representatives to promote our Heat Mirror products to architects in the United States. If some or all of our sales representatives experience financial difficulties, otherwise become unable or unwilling to promote our products, or fail to sell our products in sufficient quantities, our business could be harmed. These sales representatives could reduce or discontinue promotion of our products. They may not devote the resources necessary to provide effective marketing support to us. In addition, we depend upon the continued viability and financial resources of these representatives, many of which are small organizations with limited working capital. These representatives, in turn, depend substantially on general economic conditions and other factors affecting the markets for the products they promote. The current weakness in commercial and residential real estate construction may have a material, adverse effect on our sales representatives. We believe that our success in this market will continue to depend upon these sales representatives.

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

As of December 31, 2008 and 2007, Needham & Company, Inc. and its affiliates and Dolphin Direct Equity Partners, L.P. owned common stock and securities convertible into common stock, constituting in the aggregate 62.0% of our outstanding common stock. Needham & Company, Inc. and its affiliates, together as our largest stockholder, could delay or prevent a change of control of our company, control corporate decisions, or otherwise control the company in ways that might have a material adverse effect on our company or our other shareholders.  Needham & Company, Inc. and it affiliates, together with Dolphin Direct Equity Partners, L.P., have sufficient beneficial ownership of our outstanding common stock to be able to control all corporate decisions requiring majority stockholder approval.

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

None.

ITEM 2. PROPERTIES

(dollar amounts in thousands, except per share data)

Our administrative, sales, marketing, research and development facilities are located in one location totaling 30,174 square feet in Palo Alto, California. This location is covered under two leases, both of which expire on June 30, 2011.  A second building, also located in Palo Alto, California, consisting of approximately 9,000 square feet, has been subleased to a third party.

In January 2006, we commenced restructuring actions to improve our cost structure. These actions included the closure of our Palo Alto, California manufacturing facility during 2006. We accrued $1,509 for the closure of our manufacturing facility and an additional $153 in the fourth quarter of 2007 as a leasehold asset retirement obligation in connection with the surrender of our manufacturing facility to the landlord.  In January 2008, a $1,000 letter of credit and $100 cash security deposit were released to the landlord.  In February 2008, we entered into a settlement agreement with the landlord under which we paid the landlord an additional $400, and we were released from any further rent or building restoration obligations under the lease for that specific manufacturing facility.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the-Counter Bulletin Board Market under the symbol "SWTX.OB". Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.  Prices in the following table represent the high and low bid quotations per share for our common stock as reported by Over-the-Counter Bulletin Board Market during the periods indicated.

	High	Low
2008
1st Quarter	$0.88	$0.69
2nd Quarter	1.87	0.68
3rd Quarter	1.60	1.02
4th Quarter	1.10	0.60

	High	Low
2007
1st Quarter	$0.73	$0.38
2nd Quarter	1.14	0.63
3rd Quarter	1.26	0.59
4th Quarter	0.90	0.55

On March 3, 2009, the last reported sale price for our common stock as reported on the Over-the-Counter Bulletin Board Market was $0.55 per share. On such date, there were approximately 280 holders of record of our common stock, and we believe there were approximately 3,000 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Our Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) is entitled to cumulative dividends of 10% per year, payable at the discretion of our Board of Directors. However, we have not paid dividends on the Series A Preferred Stock, nor do we intend to pay dividends on the Series A Preferred Stock in the foreseeable future.  We currently intend to retain future earnings, if any, to fund the expansion and growth of our business. Furthermore, payment of cash dividends on our common stock is prohibited without the consent of our holders of Series A Preferred Stock and Wells Fargo Bank, per the terms set forth in our credit facility agreement.

Comparison of Cumulative Total Stockholder Return

The following performance graph assumes an investment of $100 on December 31, 2003 and compares the changes thereafter in the market price of our common stock with a broad market index, Composite Market Index, and an industry index, General Building Materials Index. We paid no dividends during the periods shown; the performance of each index is shown on a total return (dividend reinvestment) basis. The graph lines merely connect fiscal year-end dates and do not reflect fluctuations between those dates.

*$100 invested on 12/31/03 in stock & index- including reinvestment of dividends.
Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08

Southwall Technologies Inc.	100.00	179.17	63.54	47.92	83.33	83.33
Composite Market	100.00	112.21	119.05	137.47	146.78	91.47
General Building Materials	100.00	124.96	134.80	172.03	174.37	127.79

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of and for each of the five years ended December 31, 2008 is derived from our consolidated financial statements. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes for the three fiscal years ended December 31, included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Net revenues	$41,920	$37,733	$40,209	$54,754	$57,573
Cost of revenues	24,378	23,907	24,746	37,241	36,787
Gross profit	17,542	13,826	15,463	17,513	20,786
Gross profit %	41.8%	36.6%	38.5%	32.0%	36.1%
Operating expenses:
Research and development	2,996	4,505	6,782	5,104	3,199
Selling, general and administrative	8,199	9,843	12,005	8,332	10,217
Contract termination settlement	-	(2,959)	-	-	-
Restructuring costs (recoveries), net	-	56	915	--	--
Impairment charge (recoveries) for long-lived assets, net	-	(32)	(214)	(170)	(1,513)
Total operating expenses	11,195	11,413	19,488	13,266	11,903

Income (loss) from operations	6,347	2,413	(4,025)	4,247	8,883

Interest expense, net	(586)	(692)	(737)	(973)	(2,206)
Costs of warrants issued	--	--	--	--	(6,782)
Other income (expense), net	(62)	2,346	210	75	534
Income (loss) before provision for
income taxes	5,699	4,067	(4,552)	3,349	429

Provision for income taxes	511	510	958	29	614
Net income (loss	5,188	3,557	(5,510)	3,320	(185)

Deemed dividend on preferred stock	489	489	489	490	--
Net income (loss) attributable to common stockholders	$4,699	$3,068	$(5,999)	$2,830	$(185)

Net income (loss) per share:
Basic	$0.17	$0.11	$(0.22)	$0.11	$(0.01)
Diluted	$0.15	$0.11	$(0.22)	$0.10	$(0.01)

Weighted average shares used in computing net income (loss) per share:

Basic	28,252	27,576	26,949	26,743	14,589
Diluted	34,262	33,240	26,949	32,895	14,589

Consolidated Balance Sheet Data:

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)

Cash, cash equivalents and restricted cash	$11,050	$6,786	$5,733	$7,002	$5,233
Working capital	12,607	7,879	3,686	8,691	6,528
Property, plant and equipment	15,012	17,071	17,232	16,857	21,110
Total assets	37,285	37,267	35,501	39,641	44,947
Term debt and capital leases including current portion	6,268	9,426	9,627	10,107	13,107
Total liabilities	15,877	20,574	23,655	23,702	30,374
Preferred stock	4,810	4,810	4,810	4,810	4,810
Total stockholders' equity	16,598	11,883	7,036	11,129	9,763

Selected Cash Flow Data:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)

Net cash provided by (used in) operating activities	$7,100	$5,695	$748	$4,006	$3,830
Net cash provided by (used in) investing activities	563	(757)	(505)	(342)	1,261
Net cash provided by (used in) financing activities	(3,247)	(4,033)	(1,533)	(1,566)	(2,249)

Quarterly Financial Data:

The following table sets forth consolidated statements of operations data for the eight fiscal quarters ended December 31, 2008. This information has been derived from our unaudited condensed consolidated financial statements and has been prepared on the same basis as our audited consolidated financial statements contained in this report. It includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information when read in conjunction with our audited financial statements and related notes. Operating results for any quarter are not necessarily indicative of results for any future period. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

Selected Quarterly Financial Information (Unaudited):

Quarters Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008
	(in thousands, except per share amounts)

Net revenues	$10,570	$13,685	$10,632	$7,033
Cost of revenues	5,719	7,960	6,383	4,316
Gross profit	4,851	5,725	4,249	2,717

Income (loss) before provision for income taxes	2,158	2,555	1,013	(27)
Net income (loss)	2,045	2,348	1,008	(213)
Deemed dividend on preferred stock	122	122	122	123
Net income (loss) attributable to common stockholders	$1,923	$2,226	$886	$(336)

Net income (loss) per share:
Basic	$0.07	$0.08	$0.03	$(0.01)
Diluted	$0.06	$0.07	$0.03	$(0.01)

Weighted average shares used in computing net income (loss) per share:

Basic	27,820	28,065	28,409	28,705
Diluted	33,520	34,555	34,681	28,705

	Quarters Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007
	(in thousands, except per share amounts)

Net revenues	$10,505	$9,250	$9,249	$8,729
Cost of revenues	6,095	6,507	6,070	5,235
Gross profit	4,410	2,743	3,179	3,494

Income before provision for income taxes	413	467	462	2,725
Net income	232	462	250	2,613
Deemed dividend on preferred stock	122	122	122	123
Net income attributable to common stockholders	$110	$340	$128	$2,490

Net income per share:
Basic	$0.00	$0.01	$0.00	$0.09
Diluted	$0.00	$0.01	$0.00	$0.08

Weighted average shares used in computing net income per share:

Basic	27,139	27,513	27,820	27,820
Diluted	27,566	28,498	28,867	33,344

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

Overview

As a manufacturer of energy saving films and glass products for the domestic and international automotive and architectural markets, the Company is dependent upon car sales and new commercial and residential real estate construction.  Both the automotive and building industries are experiencing material sales declines resulting from the current global economic weakness and the credit crisis.  The financial conditions of many companies in these industries are deteriorating.  These sales declines and the financial condition of these companies could materially reduce our revenue and income for 2009 and beyond.  In addition, the weak economic climate could affect our suppliers which could have an adverse impact on our ability to manufacture products and our costs of such manufacturing.

The global economic and financial market crisis we are experiencing has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which could have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers, distributors and suppliers have been or may be severely affected by the current economic turmoil. Current or potential customers and suppliers and subcontractors may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers and subcontractors may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our gross margins.  Our suppliers and subcontractors may also impose more stringent payment terms on us.  The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks.

Global production of automobiles and commercial and residential real estate construction declined significantly in 2008 and is expected to further decline in 2009.  As a manufacturer of energy saving films and glass products for the domestic and international automotive and architectural markets, we are dependent upon automobile sales, and new commercial and residential real estate construction.  We sell a substantial portion of our products to a relatively small number of OEMs, and the timing and amount of our sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products, such as automobiles and commercial and residential real estate construction, into which our products are incorporated.  Continuing declines in the automobile and commercial and residential real estate markets could adversely impact our sales volume, and could cause certain of our customers and suppliers to experience liquidity problems, potentially resulting in our write-off of amounts due from these customers and cost impacts of changing suppliers.  Additionally, a change in our suppliers or other delays or problems suffered by our suppliers could have an adverse impact on our ability to manufacture our products on a timely basis, if at all.  If our significant customers or suppliers fail or significantly reduce their operations or purchases from us, our business will be harmed.  As a result, our revenues, income and financial condition may decline in 2009 and beyond.

In April 2008, the Company formed Southwall Insulating Glass, LLC, (“SIG”) a joint venture with Chicago-based manufacturer, Sound Solutions Windows & Doors, LLC.  SIG markets, produces and sells energy efficient, dual-pane insulated glass units which are primarily used in the production of completed window units for the residential housing and commercial building industries. Southwall Insulating Glass incorporates automated manufacturing in its production of insulated glass units to improve cost-competitiveness and establish broader adoption of its Heat Mirror® insulating glass.  The joint venture is intended to expand the markets for the Company’s Heat Mirror product and increase the Company’s product offerings.  Southwall Insulating Glass was formed in response to the demand for higher energy efficiency in residential and commercial buildings. The joint venture combines the Company’s experience in developing advanced coated films and suspended film technology with the insulating glass production experience of Sound Solutions Windows & Doors, LLC.  The joint venture is located in Chicago and began production of Heat Mirror insulating glass units and other high performance insulated glass units in the second half of 2008. Our investment in the joint venture is accounted for under the equity method of accounting, with our share of its net loss included in “other (income) expense” in the accompanying financial statements.

Our research and development expenditures decreased to $2,996 in 2008 from $4,505 in 2007. However, we continue to invest in targeted research and development relating to thin film technology that we anticipate will enable us to produce products for new applications and markets. In 2008, we increased our focus and refined our spending to concentrate on new thin film products and technologies.

Financing and Related Transactions

During 2003, we experienced a significant decline in sales which led to a significant deterioration in our working capital position.   This raised concerns about our ability to fund our operations, continue as a going concern in the short term and meet obligations coming due over the following few years. Therefore, on December 18, 2003, in order to raise cash to fund our operations and continue as a going concern, we entered into an investment agreement with Needham & Company, Inc., Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P., (together referred to as “Needham Company and its Affiliates”) and Dolphin Direct Equity Partners, L.P. (collectively with Needham Company and its Affiliates, “the Investors”).  Through a series of transactions, we issued an aggregate of 4,893 shares of Series A Preferred Stock .  Needham and its Affiliates received 3,262 shares of Series A Preferred Stock and Dolphin Direct Equity Partners, L.P. received 1,631 shares of Series A Preferred Stock.

Each share of the Series A Preferred Stock shares has a stated value of $1.00 and is entitled to a cumulative dividend of 10% per year, payable at the discretion of the Board of Directors. Dividends on the Series A Preferred Stock accrue daily commencing on the date of issuance and are deemed to accrue whether or not earned or declared and whether or not there are profits, surplus or other funds legally available for the payment of dividends. Accumulated dividends, when and if declared by the Board of Directors, will be paid in cash.  At December 31, 2008, $1,957 of deemed dividends on the Series A Preferred Stock has been accrued to date.

Each share of the Series A Preferred Stock is convertible into common stock at any time, at the option of the holder, at the conversion price of $1.00 per share, subject to certain adjustments.

At December 31, 2008, Needham and certain of its affiliates and Dolphin Direct Equity Partners, L.P. owned 39.4% and 16.1%, respectively, of our outstanding common stock.  In addition, if Needham and its affiliates and Dolphin Direct Equity Partners, L.P. had converted their shares of Series A Preferred Stock into common stock at December 31, 2008, they would have owned 43.4% and 18.6%, respectively, of our outstanding common stock.

Liquidation Preference.   Upon a liquidation or dissolution of the Company, the holders of Series A Preferred Stock are entitled to be paid a liquidation preference out of assets legally available for distribution to our stockholders before any payment may be made to the holders of common stock. The liquidation preference is equal to $1.00 per share, plus any accumulated but unpaid dividends. Mergers, the sale of all or substantially all of our assets, the acquisition of the Company by another entity and certain other similar transactions may be deemed to be liquidation events for these purposes.

Agreements with Major Creditors

Judd Properties, L.P. Judd Properties, L.P. was our landlord for our manufacturing facility in Palo Alto, California. In 2006, we closed this manufacturing facility and began the process of surrendering the property to the landlord. At December 31, 2008, December 31, 2007 and December 31, 2006, our accrued liability to Judd Properties L.P. was approximately $0, $1,662, and, $1,509 respectively.  On January 31, 2006, we paid our accrued rent liability of $1,192 and we continued to pay our monthly rent obligation to the landlord. In connection with the surrender plan entered into with the landlord, we accrued $1,509 in July 2006 as a leasehold asset retirement obligation.  In the fourth quarter of 2007, we reserved an additional $153 for costs associated with vacating the location. On January 31, 2008 the landlord drew down a letter of credit in the amount of $1,000 and applied our $100 security deposit to amounts owed.  We subsequently paid the landlord $400 pursuant to a settlement agreement signed on February 22, 2008. The settlement agreement terminated our rent and building restoration obligations under the lease.  In the third quarter of 2008, we successfully completed environmental testing that released us from certain environmental obligations; therefore, we reversed the remaining $99 accrual. As of December 31, 2008 our entire obligation with Judd Properties, L.P. has been satisfied, and we have no further obligations.

Portfolio Financial Servicing Company, Bank of America and Lehman Brothers. On February 20, 2004, we entered into a settlement agreement with Portfolio Financial Servicing, Bank of America and Lehman Brothers, which extinguished a claim arising out of sale-leaseback agreements, which we entered into in connection with the acquisition of two of our production machines. As part of the settlement, we agreed to pay a total of $2,000 plus interest over a period of 6 years. The settlement required us to make an interest payment in 2004, and beginning in 2005, to make quarterly principal and interest payments through 2010. We also agreed to return the production machines in question.  In 2008, we paid Portfolio Financial Servicing $383 in principal and interest payments. As of December 31, 2008, the principal amount outstanding under the settlement was $1,000 with an additional amount of $2,354 in accrued interest.  Subsequent to year end, we paid  $995, in complete settlement of all obligations, including principal and interest.

Loan Contract within the framework of the KfW-Beteiligungsfonds Ost (117) Program Loan.  On August 8, 1999, we entered into a loan agreement with Deutsche Bank Aktiengesellschaft in Dresden, Germany under the framework of the KfW-Beteiligungsfond Ost (117) program, which represents the participation fund of the Reconstruction Loan Corporation.  The loan was for the exclusive use of Southwall Europe GmbH for investment in machinery, equipment, facilities and associated construction costs.  Pursuant to the loan agreement, the loan was scheduled to be repaid in a single amount on June 30, 2009.  Under the terms of the loan, we held approximately EUR 844 ($1,242) in a time deposit at Deutsche Bank.  On December 22, 2008, we repaid the loan in full in amount of EUR 1,687 ($2,379).

Other Factors Affecting Our Financial Condition and Results of Operations

Demand for our customers' products. We derive significant benefits from our relationships with a few large customers. Our revenues and gross profit can increase or decrease rapidly reflecting underlying demand for the products by one or a small number of our customers. We may also be unable to replace a customer when a relationship ends or demand for our product declines as a result of evolution of our customers’ products.

Our customers include, Pilkington PLC, Saint Gobain Sekurit and V-Kool International Holdings Pte. Ltd., or V-Kool International, which collectively accounted for approximately 57.6%, 50.0% and 35.5% of our total revenues in 2008, 2007 and 2006, respectively.

Under our amended agreement, V-Kool International is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. V-Kool International was obligated to purchase approximately $13,400 of products in 2008. During 2008, V-Kool International purchased approximately $13,900 of product. For the year ending December 31, 2009, V-Kool International has contracted to purchase approximately $14,700 of our products.

During 2003, as a result of market conditions, we agreed to amend our agreement with V-Kool International to reduce substantially the annual purchases required of V-Kool International.  It is possible that due to current market and other conditions, V-Kool International may again request a reduction of its minimum annual purchase requirements.

Sales returns and allowances.  Our gross margins and profitability have been adversely affected from time to time by product quality and warranty claims.  From 2004 to 2008, returns and allowances have averaged 3.3% of gross sales.  The rate of returns and allowances in 2008 was approximately 2.9% of gross sales, or $1,247.

Results of Operations

Consolidated Statements of Operations Data:

	Years Ended December 31,
		Percent		Percent
	2008	Change	2007	Change	2006
	(dollars in thousands)
Net revenues, by product:
Automotive glass	$19,298	28%	$15,113	13%	$13,433
Electronic display	523	(80)	2,674	(75)	10,799
Architectural	6,358	7	5,957	8	5,528
Window film	15,691	12	13,989	34	10,449
Other	50	-	-	-	-
Total net revenues	41,920	11	37,733	(6)	40,209
Cost of sales	24,378	2	23,907	(3)	24,746
Gross profit	17,542	27	13,826	(11)	15,463

Operating expenses:
Research and development	2,996	(33)	4,505	(34)	6,782
Selling, general and administrative	8,199	(17)	9,843	(18)	12,005
Restructuring expenses	-	(100)	56	(94)	915
Contract termination settlement	-	(100)	(2,959)	-	-
Recoveries for long-lived assets, net	-	(100)	(32)	(85)	(214)
Total operating expenses	11,195	(2)	11,413	(41)	19,488
Income (loss) from operations	6,347	163	2,413	nm*	(4,025)
Interest expense, net	(586)	(15)	(692)	(6)	(737)
Other (expense) income, net	(62)	nm*	2,346	nm*	210
Income (loss) before provision for income taxes	5,699	40	4,067	nm*	(4,552)
Provision for income taxes	511	nm*	510	(47)	958
Net income (loss)	5,188	46	3,557	nm*	(5,510)

Deemed dividend on preferred stock	489	--	489	--	489
Net income (loss) attributable to common stockholders	$4,699	53	$3,068	nm*	$(5,999)

* not meaningful

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2008	2007	2006
Net Revenues:
Automotive glass	46.0%	40.0%	33.4%
Electronic display	1.3	7.1	26.9
Architectural	15.2	15.8	13.7
Window film	37.4	37.1	26.0
Other	0.1	-	-
Total net revenues	100.0	100.0	100.0
Cost of sales	58.2	63.4	61.5
Gross profit	41.8	36.6	38.5
Research and development	7.1	11.9	16.9
Selling, general and administrative	19.6	26.1	29.9
Restructuring expenses	-	0.1	2.3
Contract termination settlement	-	(7.8)	-
Recoveries for long-lived assets, net	-	(0.1)	(0.5)
Total operating expenses	26.7	30.2	48.5
Income (loss) from operations	15.1	6.4	(10.0)
Interest expense	(1.4)	(1.8)	(1.8)
Other income (expense), net	(0.1)	6.2	0.5
Income (loss) before provision for income taxes	13.6	10.8	(11.3)
Provision for income taxes	1.2	1.4	2.4
Net income (loss)	12.4	9.4	(13.7)
Deemed dividend on preferred stock	1.2	1.3	1.2
Net income (loss) attributable to common stockholders	11.2%	8.1%	(14.9)%

Net revenues

Net revenues in 2008, 2007 and 2006 were $41,920, $37,733 and $40,209, respectively.  Net revenues for 2008 increased by $4,187, or 11%, from 2007.  Net revenues for 2007 decreased by $2,476, or 6.2%, from 2006.

Our 2008 net revenues in the automotive film market increased by $4,185, or 28%, from $15,113 in 2007 to $19,298 in 2008. The increase was primarily due to increased demand from some of our larger customers and to a lesser extent the Euro exchange rate, as many of our customers are billed in Euros.  Our 2007 net revenues in the automotive film market increased by $1,680, or 13%, from $13,433 in 2006.  The increase was primarily due to an increase in demand, an increased average selling price throughout 2007 and to a lesser extent the Euro exchange rate.

Our 2008 net revenues in the electronic display market decreased by $2,151, or 80%, to $523 from $2,674 in 2007 primarily due to increased price sensitivity, specifically with the plasma television display market in the fourth quarter of 2007.  Given the low margins in this market, we do not intend to pursue the plasma television display market in the foreseeable future, however we are pursuing specific and targeted opportunities in the ITO market.  Our 2007 net revenues decreased by $8,125, or 75%, to $2,674 in 2007 from $10,799 in 2006.  As a result of increasing pricing pressures on suppliers of plasma display panel products for televisions, our agreement with our major customer in this market, Mitsui Chemicals, Inc., was terminated.

Our net revenues in the architectural market increased in 2008 to $6,358 from $5,957 in 2007. The $401, or 7%, increase was due to new architectural accounts added in 2008. Our net revenues in the architectural market increased $429, or 8%, in 2007 when compared to 2006 due to an increase in sales to our customers in all regions.

Our net revenues in our window film market increased $1,702, or 12%, to $15,691 in 2008 from $13,989 in 2007. The increase was primarily due to increased overall demand in the window film business.  Our net revenues in our window film market increased $3,540, or 34%, to $13,989 in 2007 when compared to 2006. The increase was also due to increased demand for window film products.

Cost of Revenue

Cost of revenue increased $471, or 2%, to $24,378 in 2008 from $23,907 in 2007.  As a percent of net revenues, cost of revenue was 58.2% in 2008 compared to 63.4% in 2007. Facility costs, depreciation expense and labor costs have historically comprised the majority of our manufacturing expenses. Since these costs are relatively fixed and do not fluctuate proportionately with net revenues, the decrease in the cost of revenue as a percent of net revenues was due primarily to our increase in net revenues. Cost of revenue decreased 3% or $839 in 2007 from 2006. As a percent of net revenues, cost of sales was 63.4% in 2007 compared to 61.5% in 2006. The decrease in cost of sales in 2007 from 2006 was primarily due to the decrease in net revenues.

Gross margin

Gross margin increased to 41.8% in 2008 from 36.6% in 2007. The increase in gross margin was largely the result of the higher volume and a change in product mix to higher margin products and the benefit of activities implemented in 2008 to improve the overall efficiency of production, including recycling of precious metals used in the manufacturing process and process yield improvements at our subcontractors in process yield.  Gross margin decreased to 36.6% in 2007 from 38.5% in 2006.  This decrease in gross margin was largely the result of the following: a slight decrease in production volume due to a reduction in demand for the plasma display panel product line; a large amount of disposed of or impaired inventory resulting from a unique quality problem with window film and the impact of the decline in value of the U.S. dollar and rising gold and silver prices.  These factors were partially offset by increases in prices and a change in product mix with higher margin window film products replacing the lower margin plasma display panel products..

Operating expenses

Research and development costs in 2008 were $2,996, or 7.1% of net revenues, compared to $4,505, or 11.9%, of net revenues in 2007, a decrease of 33%.  The reduction in cost was primarily the result of focused efforts on research and development associated with thin film technology.  Research and development expenses decreased $2,277, or 34%, in 2007 as compared to 2006. The decrease was the result of a decision to move a portion of our research and development effort to our German production facility resulting in a savings of approximately $1,200.  In addition, a reduction in machine time and material costs relating to research and development accounted for approximately $1,000 in additional cost reductions.

Our selling, general and administrative expenses decreased approximately $1,644, or 17%, in 2008 from 2007. The decrease in selling, general and administrative expenses in 2008 was primarily due to the following:  expenses in 2007 that were reduced or eliminated in 2008 or incurred at a lesser amount; no accruals for leasehold asset retirement obligations in 2008 compared to $453 in 2007, lower employee costs due to employee reductions and lower financial consulting services costs in 2008 as compared to 2007.  Selling, general and administrative expenses decreased $2,162, or 18%, in 2007 from 2006.  The decrease was primarily due to the following expenses in 2006 that were either reduced or eliminated in 2007 or incurred at a lesser amount: accruals for leasehold asset retirement obligations of approximately $1,709 in 2006 compared to $453 in 2007, severance costs of $344 related to our former CEO, costs related to the settlement of a former employee lawsuit of $320, higher marketing expenses of $179 and increased facility expenses of $200.  The reduction in these expenses from 2006 to 2007 was partially offset by higher internal control expenses related to Sarbanes-Oxley compliance of $162 in 2007.

Restructuring costs

During 2007 and 2006, we incurred restructuring costs of $56 and $915, respectively, primarily related to the consolidation of our manufacturing from Palo Alto, California to Dresden, Germany and the related reductions in workforce in Palo Alto. In 2008, we did not incur any restructuring costs.

Contract Termination Settlement

In November 2007, we reached an agreement with Mitsui Chemicals, Inc. to terminate our Manufacturing and Supply Agreement and a one-time credit of $2,959 to expense from operations and was recognized in the fourth quarter of 2007.

Recoveries for long lived assets

In 2007, we realized recoveries of $32 and in 2006, we incurred approximately $305 in impairment charges for long-lived assets and realized recoveries of approximately $519.  Each of these items in 2007 and 2006 related to the sale of a production machine in 2004.

Income (loss) from operations

Income from operations increased to $6,347 in 2008 from income of $2,413 in 2007.  The increase was a result of higher revenues and lower operating costs in 2008. Income from operations increased to $2,413 in 2007 from a loss of $4,025 in 2006 as a result of reduced operating costs, including the classification of a $2,959 termination payment from Mitsui Chemicals, Inc. as an offset to operation expenses.

Interest expense, net

Interest expense, net, decreased to $586 in 2008 compared to $692 in 2007 mainly due to lower debt obligations. Interest expense, net, remained at approximately $700 in 2007 and 2006.

Other income (expense), net

Other expense, net, in 2008 was $62, a decrease from $2,346 of income in 2007 and $210 in 2006. The primary factor contributing to a net expense in 2008 was the recognition of our portion of the net loss incurred by the Southwall Insulating Glass joint venture in 2008 of approximately $220. The increase of other income in 2007 compared to 2006 was primarily due to the receipt of $2,500 in milestone payments under a technology transfer and service agreement with Sunfilm AG.  We expect to receive the final milestone payment from Sunfilm in the first half of 2009.  The other income, net, in 2007 also includes the reversal of interest and penalties reserved for an audit by the Saxony government of Germany on our German subsidiary Southwall Europe GmBH.  We had accrued potential interest and penalties associated with the audit.  Based on the audit settlement with the Saxony government, the Company was able to reverse the remaining reserves of approximately 206 Euros ($300) in October, 2007 when we paid the Saxony government.

Income (loss) before provision for income taxes

The pre-tax income increased to $5,699 in 2008 from $4,067 in 2007, as a result of higher revenues and lower operating expenses. The pre-tax income increase to $4,067 in 2007 compared to a pre-tax loss of $4,552 in 2006 was the result of lower operating expenses and one-time gains generated by our settlement with Mitsui Chemicals, Inc. and the collection of milestone payments from Sunfilm in 2007.

Provision for income taxes

We calculate our income taxes based on an annual effective tax rate in compliance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns.

In preparing our consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. We include differences between the financial and tax basis numbers as deferred tax assets, such as net operating loss carry forwards, and deferred tax liabilities in our consolidated balance sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in any period, we include an expense within the tax provision in our statement of operations. To date, we have recorded a full allowance against our U.S. deferred tax assets. The valuation allowances were $16,224, $18,204 and $19,083 at December 31, 2008, 2007 and 2006, respectively, which fully reserved our U.S. net deferred tax assets related to temporary differences, net operating loss carry forwards and other tax credits. Future income tax liabilities may be reduced to the extent permitted under federal and applicable state income tax laws, when the future tax benefit can be utilized by applying it against future income.

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

The provision for income taxes increased to $511 from $510 in 2007.  Although our pre-tax income increased in 2008, the increase was attributable to United States activities, where we were able to utilize net operating loss carryforwards against which a valuation allowance had previously been established.  Consequently, the increase in profitability in the United States generally resulted in no increase in income tax expense, except for the alternative minimum tax.  Our state tax expense increased slightly due to the retroactive suspension of net operating loss utilization by the state of California.  However, this was offset by a decrease in our foreign tax expense due to lower pre-tax income attributable to our operations in Germany.

In 2007, our provision for income taxes decreased to $510 from $958 in 2006. The decrease primarily relates to lower taxable income in our German subsidiary and a lower book loss of approximately $900 as well as subsidies received from the German government.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 was adopted on January 1, 2007, and the adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows in 2007 or 2008. See Note 8 of the accompanying consolidated financial statements included in Item 8 for additional information on FIN 48.

Net income (loss)

The increase in net income to $5,188 in 2008 from $3,557 in 2007 was primarily due to higher revenue, higher gross margin and lower operating expenses in 2008 compared to 2007. The improvement  from a net loss of $5,510 in 2006 to net income of $3,557 in 2007 was primarily the result of the transfer of production to our lower cost German manufacturing facility, lower operating expenses, as well as income generated by the Sunfilm agreement and the Mitsui Chemicals, Inc. termination payment.

Deemed dividend on preferred stock

We accrued $489 of deemed dividend on our Series A Preferred Stock in each of the years 2008, 2007 and 2006.  The Series A Preferred Stock carries a 10% cumulative dividend rate.

Liquidity and capital resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital. We had a net loss in 2006 and we incurred net income in 2007 and 2008. We had positive cash flow from operations in 2008, 2007 and 2006.

For the quarters ending December 31, 2007 and December 31, 2006, the Company’s DSO was 45 days and 36 days, respectively. The primary cause for the increase in accounts receivable year over year was the loss of sales to Mitsui Chemicals. Mitsui Chemicals’ payment terms were net 15 days, and the customer consistently made timely payments.  New sales generated in 2007 were primarily with new and existing customers whose payment terms averaged 45 to 60 days.  The fundamental change in the structure of our customer base negatively impacted our accounts receivable balance in 2007. For the quarter ending December 31, 2008, the Company’s DSO was 50 days.  Our write off of bad debts for the year ending December 31, 2008 was $145, for December 31, 2007 was de minimis and for December 31, 2006 was $43.

Our cash and cash equivalents increased by $4,276 from $6,492 at December 31, 2007 to $10,768 at December 31, 2008. Cash provided by operating activities increased by $1,405 from $5,695 in 2007 to $7,100 in 2008.  The increase in cash provided by operating activities during 2008 was primarily the result of net income for the year of $5,188, non-cash depreciation of $2,647, a stock-based compensation charge of $219, a decrease in accounts receivable of $649, a decrease in other assets of $601 primarily due to the release of a $1,000 letter of credit to the landlord of our closed Palo Alto, California manufacturing facility, a loss on the disposal of property, plant and equipment of $97 and a decrease in deferred income tax of $38.  These sources of operating cash were partially offset by a decrease in accounts payable and accrued liabilities of $2,014 and an increase in inventory of $325. Cash provided by investing activities in 2008 was $563 compared to $757 used in investing activities in 2007. The cash provided by investing activities in 2008 was due to the release of restricted loan proceeds of $1,189 associated with the payoff of the loan from  Deutsche Bank Aktiengesellschaft, partially offset by capital expenditures of $626.  Cash used in financing activities decreased  by $786 from $4,033 used in financing activities in 2007 to $3,247 used in financing activities in 2008. The decrease was primarily the result of the Company’s pay down of the Deutsche Bank Aktiengesellschaft loan in December 2008 and other term debt and capital lease obligation payments of $3,551 partially offset by proceeds from the exercise of stock options of $304.

Our cash and cash equivalents increased by $968 from $5,524 at December 31, 2006 to $6,492 at December 31, 2007. Cash provided by operating activities increased by $4,947 from $748 in 2006 to $5,695 in 2007.  The increase in cash provided by operating activities during 2007 was primarily the result of net income for the year of $3,557, non-cash depreciation of $2,812, a stock-based compensation charge of $342 partially offset by an increase in accounts receivable of $767, and a decrease in accounts payable and accrued liabilities of $98. Cash used in investing activities in 2007 was $757 compared to $505 used in investing activities in 2006.  The increase in cash used in investing activities from 2006 to 2007 was mainly due to higher proceeds from the sale of fixed assets in 2006.  Cash used in financing activities increased  by $2,500 from $1,533 used in financing activities in 2006 to $4,033 used in financing activities in 2007. The increase was primarily the result of the Company’s pay down of the line of credit with Bridge Bank, N.A. in December 2007.

We entered into an agreement with the Saxony government in Germany in May 1999 under which we received investment grants. As of December 31, 2008, we had received approximately 5,000 Euros, or $5,023, at a historical conversion rate of 1.0046 Euros to the Dollar, of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets at our Dresden manufacturing facility. As of December 31, 2008 all government grants had been applied or repaid eliminating restricted cash.

Borrowing arrangements

Credit Agreement with Wells Fargo Bank

In May 2008, we entered into a new Credit Agreement with Wells Fargo Bank (“Bank”).  The Credit Agreement provides for a $3 million revolving line of credit, under which we may, from time to time, borrow up to 85% of eligible accounts receivables.  Amounts borrowed under the facility bear interest at prime plus 0.75% annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by our assets in the United States and are subject to certain covenants including minimum cumulative quarterly net income, minimum net worth and a maximum annual cap on unfinanced capital expenditures.  On November 28, 2008, an amendment to the Credit Agreement was executed that adjusted the minimum monthly book net worth covenant due to the devaluation of the Euro.  This amendment became effective October 31, 2008.

The terms of the Credit Agreement, among other things, limit our ability to (i) incur, assume or guarantee additional indebtedness (other than pursuant to the Credit Agreement), (ii) incur liens upon the collateral pledged to the Bank , and (iii) merge, consolidate, sell or otherwise dispose of substantially all or a substantial or material portion of our assets.

The Credit Agreement provides for events of default, which include, among others: (a) nonpayment of amounts when due, (b) the breach of our representations or covenants or other agreements in the Credit Bank Agreement of related documents, (c) defaults or acceleration of our other indebtedness, (d) the occurrence of any events or condition that the Bank believes impairs or is substantially likely to impair the prospects of payment of performance by us, and (e) certain events of bankruptcy, insolvency or reorganization.  Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is May 19, 2009, at which point we plan to renew the credit line, although no assurances can be given that we will be successful in obtaining a new or replacement credit facility due to the increasingly restrictive credit markets.  The foregoing does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement, and the transactions contemplated thereby or a complete explanation of material terms thereof.  We are in compliance with all covenants, and as of December 31, 2008, no amounts under this Credit Agreement were outstanding.

Our borrowing arrangements with various German banks as of December 31, 2008 are described in Note 6 of the Notes to Consolidated Financial Statements (Item 8.  “Financial Statements and Supplementary Data”) set forth herein. We are in compliance with all of the covenants of the German bank loans, and we have classified $1,182 and $3,800 outstanding under the German bank loans as a short-term liability and long-term liability, respectively, at December 31, 2008.  We are obligated to pay an aggregate of $1,182 in principal amount under our German bank loans in 2009.

In 2003, we were in default under a master sale-leaseback agreement with respect to two of our production machines. We had withheld lease payments in connection with a dispute with the leasing company, Matrix Funding Corporation.  In February 2004, we reached a settlement agreement for approximately $2,000 to be repaid over six years at a stepped rate of interest, and we returned the equipment in question. At December 31, 2008, the carrying value of the liability was $3,354. We paid an aggregate of approximately $300 under this agreement in 2008. Subsequent to year end, in January 2009, we arrived at a final settlement agreement for $995 which was considered full and final payment of principal and interest.  A formal release of all obligations under the 2004 settlement agreement was obtained from the Portfolio Financial Servicing Company, the successor to Matrix Funding Corporation, on January 21, 2009.  Currently there is no outstanding debt to this creditor.

As of December 31, 2008, we were in compliance with all financial covenants under all financial instruments.

Capital expenditures

Capital expenditures were $626 and $710 in 2008 and 2007, respectively.   The capital expenditures were primarily invested in the upgrade our production machines and facilities as well as in research and development tools.  We expect to spend approximately $1,200 in 2009 on production machines and research and development tools.

Future Obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at December 31, 2008 (in thousands):

		Less			Greater
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Term debt (1)	$5,591	$1,490	$1,458	$705	$1,938
Capital lease obligations (1)	677	277	371	29	--
Term debt and capital lease obligation Interest (1)	1,638	392	495	338	413
Other Obligations (2)	1,957	--	--	- --	1,957
Operating Leases (3)	1,225	519	706	- -	--
Indium Purchase Commitments (4)	381	381	--	--	--
Total Contractual Cash Obligations	$11,469	$3,059	$3,030	$1,072	$4,308
________________

(1)	Represents the principal and interest allocations of loan and capital lease agreements with Portfolio Financing Servicing Company, Varilease Finance Inc. and several German Banks.

(2)	Represents accumulated dividends accrual on Series A Preferred Stock (greater than five years).

(3)	Represents the remaining rents owed on buildings we rent in Palo Alto, California

(4)	Represents commitments to purchase a total of approximately 614 kg of Indium.

Interest obligations relating to term debt declined for the year ended December 31, 2008 to $586 from $692 for the year ended December 31, 2007.

As of December 31, 2008, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.  The terms of the leases for these facilities continue through June 30, 2011.  The monthly rent expense for this facility was $27 through May 31, 2008.  The monthly payment increased to $28 for the remainder of 2008.  In 2009, the monthly rent payments will increase to $38 and increase annually at a rate of 3% through the expiration of the lease.

As of December 31, 2008, we also had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  This manufacturing space is currently being subleased to another party.  The monthly rent payment for this facility in 2008 was $9. In 2009, the rent payments will be $6.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets and liabilities we report, our disclosure of contingencies, and the amounts of revenue and expenses we report in our consolidated financial statements. If we used different judgments or estimates, or assumptions there might be material differences in the amount and timing of revenues and expenses we report.  See Note 1 of our Notes to Consolidated Financial Statements (Item 8. “Financial Statements and Supplementary Data”) for details regarding our accounting policies. The critical accounting policies, judgments, estimates and assumptions which we believe have the most significant effect on our consolidated financial statements, are set forth below:

•	Revenue recognition;
•	Stock-based compensation;
•	Allowances for doubtful accounts and sales returns;
•	Valuation of inventories;
•	Assessment of the probability of the outcome of current litigation;
•	Restructuring costs;
•	Valuation of long-lived assets; and
•	Accounting for income taxes.

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

Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense in fiscal 2008, 2007 and 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  We use the Black-Scholes option pricing model.  The value portion of the award that is ultimately expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We applied the provisions of SAB 107 in our adoption of SFAS 123R.

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

Allowances for doubtful accounts and sales returns. We establish allowances for doubtful accounts and sales returns for specifically identified, as well as anticipated, doubtful accounts and product quality and warranty claims based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment, sales returns and claims experience. As of December 31, 2008, our consolidated balance sheet included allowances for doubtful accounts and sales returns of $185 and $1,321, respectively.  As of December 31, 2007, our consolidated balance sheet included allowances for doubtful accounts and sales returns of $66 and $1,102, respectively. During 2008, 2007 and 2006, we recorded sales return costs of $1,247, $1,360 and $603, respectively. We incurred bad debt expense of $264 and a credit to bad debt expense of $36 and $63 in 2008, 2007 and 2006, respectively.  These credits were incurred as a result of our customers paying written-off receivable balances. If our actual bad debt and product quality and warranty costs differ from our estimates, or if we adjust our estimates in future periods, our operating results, cash flows and financial position could be materially adversely affected.

Valuation of inventories. We state inventories at the lower of cost or market. We establish provisions for excess, obsolete, impaired and non-standard width inventories after periodic evaluation of historical sales, current economic trends, forecasted sales, predicted lifecycle and current inventory levels. As of December 31, 2008 and 2007, our  reserve balances totaled $1,100 and $672, respectively, primarily for impaired and non-standard width inventories. In 2006, we reserved approximately $410.  Subcontractor yields can adversely impact the scrap rate of inventory during a particular period.  The timing of the disposal of impaired and non-standard width inventories can materially impact the balance of inventory reserves.

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

Restructuring costs. We have recorded reserves/accruals for restructuring costs related to the restructuring of operations. The restructuring reserves include payments to employees for severance, termination fees associated with leases and other contracts, and other costs related to the closure of facilities. After the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) on January 1, 2003, the reserves have been recorded when management has approved a plan to restructure operations and a liability has been incurred rather than the date upon which management has approved and announced a plan. The restructuring reserves are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. Accruals for facility leases under which we ceased using the benefits conveyed to us under the lease may change if market conditions for subleases change or if we later negotiate a termination of the lease. Prior to the adoption of SFAS 146, restructuring reserves were recorded at the time we announced a plan to exit certain activities and were based on estimates of the costs and length of time to exit those activities. See Note 3 – Balance Sheet Detail of the Notes to the Consolidated Financial Statements included in Item 8 for a complete discussion of our restructuring actions and all related restructuring reserves by type as of December 31, 2008.

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

Accounting for income taxes. In preparing our consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. We include differences between book and tax basis financial statements as deferred tax assets, such as net operating loss carry forwards, and deferred tax liabilities in our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in any period, we include an expense within the tax provision in our statement of operations. To date, we have recorded a full allowance against our U.S. deferred tax assets. The valuation allowances were $16,224, $18,204 and $19,083 at December 31, 2008, 2007 and 2006, respectively, which fully reserved our U.S. net deferred tax assets related to temporary differences, net operating loss carry forwards and other tax credits. Future income tax liabilities may be reduced to the extent permitted under federal and applicable state income tax laws, when the future tax benefit can be utilized by applying it against future income.

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

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 was adopted on January 1, 2007 and the adoption of FIN 48 did not have a material impact on our financial positions, results of operations or cash flows. See Note 8 -Income Taxes, of the accompanying consolidated financial statements included in Item 8 for additional information on FIN 48.

Recently issued accounting pronouncements

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. The FSP defers the provisions of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis subsequent to initial recognition until fiscal years beginning after November 15, 2008. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives, guarantees and certain other items. The adoption of FSP FAS 157-2 effective January 1, 2009 will not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP FAS 142-3 effective January 1, 2009 will not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of FSP EITF 03-6-1 effective January 1, 2009 will not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP was effective upon issuance. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active. We held no financial assets classified as Level 3 (non-active level) as of December 31, 2008.

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

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to 0.75% above the prime rate (which was 3.25% at December 31, 2008) and is calculated based on amounts borrowed under the facility. In addition, one of our German loans will have its interest rate reset to the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% adverse fluctuation in the interest rate on our line of credit and bank loans would have had an effect of approximately $57 on our interest expense for 2008.

Investment risk: We invest our excess cash in select money market accounts and certificates of deposit and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any of our floating rate securities would have had an adverse effect of less than $21 for 2008.

Foreign currency risk: International revenues (primarily defined as sales to customers located outside of the United States) accounted for approximately 81% of our total sales in 2008. Approximately 54% of our international revenues were denominated in Euros, relating to shipments from our Dresden facility in 2008.  The other 27% of our international revenues were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies (principally Japanese Yen). The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $2,000 on net revenues for 2008 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Southwall Technologies Inc.

We have audited the accompanying consolidated balance sheets of Southwall Technologies Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwall Technologies Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr, Pilger & Mayer LLP
San Jose, California
March 24, 2009

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$10,768	$6,492
Restricted cash	282	294
Accounts receivable, net of allowance for doubtful accounts of $185 and $66 in 2008 and 2007, respectively	3,709	4,346
Inventories, net	5,965	5,640
Other current assets	745	837
Total current assets	21,469	17,609
Property, plant and equipment, net	15,012	17,071
Restricted cash loans	-	1,242
Other assets	804	1,345
Total assets	$37,285	$37,267

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long term debt and capital lease obligations	$1,767	$1,149
Accounts payable	596	964
Accrued compensation	1,372	1,267
Other accrued liabilities	5,127	6,350
Total current liabilities	8,862	9,730
Term debt and capital lease obligations	4,501	8,277
Other long term liabilities	2,514	2,567
Total liabilities	15,877	20,574
Commitments and contingencies (Notes 7 and 11)

Series A convertible preferred stock, $0.001 par value;
5,000 shares authorized, 4,893 shares outstanding at December 31, 2008 and 2007, respectively (Liquidation preference: $6,766 and $6,277 at 2008 and 2007, respectively	4,810	4,810
Stockholders' Equity:
Common stock, $0.001 par value; 50,000 shares authorized, and 28,707 and 27,820 shares outstanding at December 31, 2008 and 2007, respectively	29	28
Capital in excess of par value	78,323	78,290
Accumulated other comprehensive income:
Translation gain on subsidiary	4,269	4,776
Accumulated deficit	(66,023)	(71,211)
Total stockholders' equity	16,598	11,883
Total liabilities, preferred stock and stockholders' equity	$37,285	$37,267

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Net revenues	$41,920	$37,733	$40,209

Cost of revenues	24,378	23,907	24,746
Gross profit	17,542	13,826	15,463
Operating expenses (income):
Research and development	2,996	4,505	6,782
Selling, general and administrative	8,199	9,843	12,005
Restructuring expenses, net	-	56	915
Contract termination settlement	-	(2,959)	-
Recoveries for long-lived assets, net	-	(32)	(214)
Total operating expenses	11,195	11,413	19,488
Income (loss) from operations	6,347	2,413	(4,025)
Interest expense, net	(586)	(692)	(737)
Other (expense) income, net	(62)	2,346	210
Income (loss) before provision for income taxes	5,699	4,067	(4,552)
Provision for incomes taxes	511	510	958
Net income (loss)	5,188	3,557	(5,510)
Deemed dividend on preferred stock	489	489	489
Net income (loss) attributable to common stockholders	$4,699	$3,068	$(5,999)

Net income (loss) per share:
Basic	$0.17	$0.11	$(0.22)
Diluted	$0.15	$0.11	$(0.22)

Weighted average shares used in computing net income (loss) per share:
Basic	28,252	27,576	26,949
Diluted	34,262	33,240	26,949

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

				Accumulated
				Other
				Compre-		Total	Compre-
			Capital in	hensive		Stock-	hensive
	Common Stock		Excess of	Income	Accumulated	holders’	Income
	Shares	Amount	Par Value	(Loss)	Deficit	Equity	(Loss)
Balances, December 31, 2005	26,793	$27	$77,828	$2,532	$(69,258)	$11,129	$1,494
Issuance of shares to employees under stock purchase plan	13	--	10	--	--	10
Issuance of shares on stock option exercise	233	--	113	--	--	113
Issuance of shares under executive performance bonus plan	100	--	68	--	--	68
Employee stock-based compensation expense	--	--	551	--	--	551
Dividend accrual on Series A Preferred Stock	--	--	(489)	--	--	(489)
Foreign currency translation adjustment	--	--	--	1,164	--	1,164	1,164
Net loss	--	--	--	--	(5,510)	(5,510)	(5,510)
Balances, December 31, 2006	27,139	27	78,081	3,696	(74,768)	7,036	(4,346)
Issuance of shares to employees under stock purchase plan	3	--	1	--	--	1
Issuance of shares on stock options exercise	678	1	355	--	--	356
Employee stock-based compensation expense	--	--	342	--	--	342
Dividend accrual on Series A Preferred Stock	--	--	(489)	--	--	(489)
Foreign currency translation adjustment	--	--	--	1,080	--	1,080	1,080
Net income	--	--	--	--	3,557	3,557	3,557
Balances, December 31, 2007	27,820	28	78,290	4,776	(71,211)	11,883	4,637
Issuance of shares on stock option and warrant exercises	887	1	303	--	--	304
Employee stock-based compensation expense	--	--	219	--	--	219
Dividend accrual on Series A Preferred Stock	--	--	(489)	--	--	(489)
Foreign currency translation adjustment	--	--	--	(507)	--	(507)	(507)
Net income	--	--	--	--	5,188	5,188	5,188
Balances, December 31, 2008	28,707	$29	$78,323	$4,269	$(66,023)	$16,598	$4,681

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$5,188	$3,557	$(5,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax	38	(126)	51
Loss on disposal of property, plant and equipment	97	--	--
Impairment recoveries for long-lived assets, net	-	(32)	(214)
Depreciation and amortization	2,647	2,812	2,406
Stock-based compensation charge	219	342	551
Changes in operating assets and liabilities:
Accounts receivable	649	(767)	3,136
Inventories	(325)	(33)	281
Other current and non-current assets	601	40	(81)
Accounts payable and accrued liabilities	(2,014)	(98)	128
Net cash provided by operating activities	7,100	5,695	748
Cash flows from investing activities:
Restricted cash	1,189	(79)	168
Proceeds from sale of property, plant and equipment	--	32	519
Expenditures for property, plant and equipment and other assets	(626)	(710)	(1,192)
Net cash provided by (used in) investing activities	563	(757)	(505)
Cash flows from financing activities:
Principal payments on term debt and capital lease obligations	(3,551)	(1,148)	(1,434)
Borrowings on line of credit	--	4	--
Repayments of line of credit	--	(3,000)	--
Use of investment allowances	--	(246)	(222)
Proceeds from stock option, warrant and employee stock purchase plan exercises	304	357	123
Net cash used in financing activities	(3,247)	(4,033)	(1,533)
Effect of foreign exchange rate changes on cash	(140)	63	214
Net increase (decrease) in cash and cash equivalents	4,276	968	(1,076)
Cash and cash equivalents, beginning of year	6,492	5,524	6,600
Cash and cash equivalents, end of year	$10,768	$6,492	$5,524
Supplemental cash flow disclosures:
Interest paid	$730	$837	$944
Income taxes paid	$428	$462	$836
Supplemental schedule of non-cash investing and financing activities:
Dividends accrued	$489	$489	$489

Property, plant and equipment acquired through capital leases	$605	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 1 - THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

The Company

Southwall Technologies Inc. (“Southwall”, “we”, “us”, “our”, and the “Company” refer to Southwall Technologies Inc. and its subsidiaries) is a developer, manufacturer and marketer of thin film coatings on flexible substrates for the automotive glass, electronic display, window film, and architectural glass international markets. We have developed a variety of products that control sunlight in automotive glass, reduce light reflection, reduce electromagnetic radiation and improve image quality in electronic display products and conserve energy in architectural products. Our products consist of transparent solar-control films for automotive glass; anti-reflective films for computer screens, including flat panel displays, plasma displays, and transparent conductive films for use in touch screen and liquid crystal displays; energy control films for architectural glass; and various other coatings.

Principles of consolidation

The consolidated financial statements include the accounts of Southwall and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Foreign currency translation

The Company's German subsidiary uses the Euro as its functional currency. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Exchange gains or losses from the translation of assets and liabilities of $507 in 2008 are included in the cumulative translation adjustment component of accumulated other comprehensive income (loss). Gains and (losses) arising from transactions denominated in currencies other than the functional currency were $29, ($62) and $36 in 2008, 2007 and 2006, respectively, and are included in other income (expense), net.

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The estimates included in preparing our financial statements include:  allowance for doubtful accounts, the accrual for sales returns and warranties, quarterly taxes, inventory valuations (including reserves for excess and obsolete and impaired inventories), and reserves for decommissioning costs associated with leasehold asset retirement obligations.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all investment securities with an original maturity of three months or less from the date of purchase to be cash equivalents.

Restricted cash

Restricted cash consists of deposits made on precious metals used during the manufacturing process.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Accordingly, we generally recognize revenue from product sales when the terms of sale transfer title and risk of loss, which occurs either upon shipment or upon receipt by customers. In connection with product sales, we make allowances for estimated returns and warranties. We adjust these allowances periodically to reflect our actual and anticipated experience. If any of these conditions to recognize revenue is not met, we defer revenue recognition. At December 31, 2008, total deferred revenues were $61 of which $30 were associated with funded development projects are included in other accrued liabilities in the accompanying balance sheet.

The Company has agreements under which it receives fees for certain licensing rights to technology and products. The Company does not allocate cost of sales to license revenues because such costs are insignificant. License revenues associated with these agreements are recognized ratably over the period of the contract when collection of the resulting receivable is probable. License revenues were $0, $0 and $64 in 2008, 2007 and 2006, respectively.

Accounts receivable and allowances for doubtful accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing.  We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment. As of December 31, 2008 and 2007, our balance sheets included allowances for doubtful accounts of $185 and $66, respectively.

Accrual for sales returns and warranties

We establish allowances for sales returns for specifically identified product quality claims as well as estimated potential future claims based on our sales returns and warranty experience. We offer a ten-year, five-year and less than one year quality claim periods for our products.  As of December 31, 2008 and 2007, our balance sheets included accrual for sales returns and warranties of $1,321 and $1,102, respectively.

Concentrations of risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

The Company invests in selected financial instruments such as different types of money market funds and certificates of deposit. By policy, the Company limits the amount of credit exposure to any one financial institution or commercial issuer. For US funds, we have $8,920 in cash, the majority of which is covered by the U.S. Treasury’s Money Market Guarantee Program or held in certificates of deposit which are FDIC insured up to $250.  We also have approximately $1,848 in foreign banks.

The Company sells its products throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon anticipated collectability of all accounts receivable.

Our seven largest customers accounted for approximately 74% of our net sales in 2008.  Our ten largest customers accounted for approximately 78% and 77% of our net sales in 2007 and 2006, respectively. During 2008, Saint Gobain Sekurit, Hüper Optik, V-Kool and Pilkington PLC accounted for 12.5%, 4.3%, 33.2% and 15.9%, respectively, of our net revenues. During 2007, Mitsui Chemicals, Saint Gobain Sekurit, Huper Optik, V-Kool and Pilkington PLC accounted for 6.4%, 11.4%, 11.2%, 32.1% and 10.1%, respectively, of our net revenues. During 2006, Mitsui Chemicals, Saint Gobain Sekurit, V-Kool and Pilkington PLC accounted for 24.6%, 8.5%, 20.0% and 9.5%, respectively, of our net revenues.

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

At December 31, 2008, receivables from three customers represented 36%, 14% and 10% of the Company's total accounts receivable. At December 31, 2007, receivables from three customers represented 37%, 22% and 10% of the Company's total accounts receivable.

The Company manufactures its products using materials procured from third-party suppliers. We obtain certain of these materials from limited sources. For example, the substrate we use in the manufacture of our Heat Mirror products is currently available from one main qualified source, DuPont Teijin Limited. The loss of our current source of supply would adversely affect our ability to meet our scheduled product deliveries to customers. Alternative sources of supply are being pursued; however, it takes approximately 18 to 24 months for us to qualify a new supplier and we may not be able to successfully develop such sources.

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

Depreciation and amortization expense related to property and equipment for 2008, 2007 and 2006 was $2,647, $2,812 and $2,406, respectively.

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

Fair value disclosures of financial instruments

The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities using available market information and valuation methodologies considered to be appropriate and has determined that the book value of those instruments at December 31, 2008 and 2007 approximates fair value.

FAS 157 “Fair Value Measurements” includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures.  The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions.

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

Southwall invests its cash primarily in money market funds and certificates of deposit.  We utilize the market approach to measure fair value of our financial assets.

All cash equivalents are classified as available-for-sale and are summarized as follows:

	December 31, 2008

			Unrealized
	Fair Value	Book Value	Gain, net

Money Market Funds, Level I	$2,738	$2,738	$-
Money Market Funds, Level I	1,381	1,381	-
Certificates of Deposit, Level I	4,845	4,845	-

Total cash equivalents	8,964	8,964	-
Cash	1,804	1,804	-
Total cash and cash equivalents	$10,768	$10,768	$-

	December 31, 2007
			Unrealized
	Fair Value	Book Value	Gain, net
Money Market Funds, Level I	$400	$400	$-
Money Market Funds, Level I	4,682	4,682	-
Total cash equivalents	5,082	5,082	-
Cash	1,410	1,410	-
Total cash, and cash equivalents	$6,492	$6,492	$-

Based on borrowing rates currently available to the Company for debt with similar terms, the carrying value of our term debt approximates fair value.

Research and development expense

Research and development costs are expensed as incurred. Costs included in research and development expense include salaries, building costs, utilities, administrative expenses and allocated costs.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense in fiscal 2008, 2007 and 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  SFAS 123R requires companies to estimate the fair value of the share-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option model. The value portion of the award that is ultimately expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company applied the provisions of SAB 107 in its adoption of SFAS 123R.

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

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share.  Accordingly, at December 31, 2008 and December 31, 2007, respectively, stock options to purchase 2,186 and 4,325 shares at a weighted average price of $1.48 and $1.32 per share were excluded from the computation of diluted weighted average shares outstanding.

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. Accordingly, at December 31, 2006 there was no difference between the denominators used for the calculation of basic and diluted net income (loss) per share.  At December 31, 2006, there were 5,519 anti-dilutive options excluded from the net loss per share calculation.

Tables summarizing net income (loss) attributable to common stockholders, for diluted net income (loss) per share, and shares outstanding are shown below (in thousands):

	Years Ended December 31,
	2008	2007	2006

Net income (loss) attributable to common stockholders-basic	$4,699	$3,068	$(5,999)

Add: Deemed dividend on preferred stock	489	489	489
Net income (loss) attributable to common stockholders-diluted	$5,188	$3,557	$(5,510)
Weighted average common shares outstanding-basic	28,252	27,576	26,949
Dilutive effect of warrants	177	354	---
Dilutive effect of performance shares	---	---	---
Dilutive effect of Series A preferred shares	4,893	4,893	---
Dilutive effect of stock options	940	417	---
Weighted average common shares outstanding – diluted	34,262	33,240	26,949
Basic income (loss) per share	$0.17	$0.11	$(0.22)
Diluted income (loss) per share	$0.15	$0.11	$(0.22)

Recent Pronouncements

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. The FSP defers the provisions of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis subsequent to initial recognition until fiscal years beginning after November 15, 2008. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives, guarantees and certain other items. The adoption of FSP FAS 157-2 effective January 1, 2009 will not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP FAS 142-3 effective January 1, 2009 will not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of FSP EITF 03-6-1 effective January 1, 2009 will not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP was effective upon issuance. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active. We held no financial assets classified as Level 3 (non-active level) as of December 31, 2008.

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

NOTE 2 – STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. As a result of adopting SFAS 123R, income before income taxes in fiscal 2008 was lower, by $219, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted income per share in fiscal 2008 was approximately $0.01 per share.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R requiring it to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the fiscal years 2008, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.  Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. SFAS 123R requires companies to estimate the fair value of the share-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option pricing model. The value portion of the award that is ultimately expected to vest is recognized as compensation on a straight line basis over the requisite service period of the award, which is generally four years.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the consolidated statements of operations in 2008, 2007 and 2006:

	2008	2007	2006
Cost of sales	$5	$5	$53
Research and development	26	80	142
Selling, general and administrative	188	257	356
Stock-based compensation expense before income taxes	219	342	551
Income tax benefit	-	-	-
Total stock-based compensation expense after income taxes	$219	$342	$551

Cash proceeds from the exercise of stock options in 2008, 2007 and 2006 were $304, $356 and $113 respectively. No income tax benefit was realized from stock option exercises for 2008, 2007 and 2006. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 1997 Stock Incentive Plan and the 1998 Stock Option Plan for employees, board members and consultants. The Board of Directors adopted the 1997 and 1998 Stock Option Plans and the Long Term Incentive Plan on May 12, 1997, August 6, 1998, and April 30, 2007, respectively. The Compensation Committee of the Board of Directors administers the plans and agreements. The exercise price of options granted under the 1997 and 1998 plans must be at least 85% of the fair market value of the stock at the date of grant. Options granted under the 1998 plan prior to October 2004 generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or three months after the optionee terminates his relationship with the Company. Options granted under the 1997 plan prior to October 2004 generally vest at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or eighteen months after the optionee terminates his relationship with the Company.  Grants issued from and after October 2004 until April 2006 under both plans vest at a rate of 25% after six months and then evenly monthly thereafter for the remaining 42 months. Grants issued from and after April 2006 under both plans vest at a rate of 25% per year on each anniversary of the grant date. Both the 1997 and  1998 plans have expired.

On April 30, 2007 the Company’s Shareholders approved the Company’s Long Term Incentive Plan, which authorizes the granting of up to 10,000,000 shares of Common Stock. Under the terms of this plan, the Company can grant both Incentive Stock Options and Nonstatutory Stock Options.  Grants issued under the 2007 plan vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise options within a period of three months after such termination of service occurs.  The plan provides for longer expiration periods for employees who terminate but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration will be extended anywhere from three months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct.  As of December 31, 2008, there were 8,694 shares of common stock available for grant under the 2007 stock option plan,

The activity under the option plans, combined, was as follows:

			Weighted
		Range of	Average
		Exercise	Exercise
	Options	Price	Price
Options outstanding at January 1, 2006	5,572	$0.50 - $15.00	$1.53

Granted	1,322	$0.38 - $ 0.82	0.61
Exercised	(233)	$0.50 - $ 0.50	0.50
Cancelled or expired	(824)	$0.50 - $15.00	2.07
Options outstanding at December 31, 2006	5,837	$0.38 - $ 9.90	1.28

Granted	1,473	$0.45 - $ 1.08	0.49
Exercised	(678)	$0.50 - $ 0.71	0.53
Cancelled or expired	(1,423)	$0.41 - $ 9.90	1.55
Options outstanding at December 31, 2007	5,209	$0.38 - $ 9.90	1.08

Granted	1,166	$0.75 - $ 1.17	0.87
Exercised	(529)	$0.41 - $ 1.20	0.57
Cancelled or expired	(1,040)	$0.45 - $ 9.90	1.89
Options outstanding at December 31, 2008	4,806	$0.38 - $ 9.90	$0.91

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for 2008, 2007 and 2006:

	2008	2007	2006
Expected life (in years)	5.66	6.0	4.3
Risk-free interest rate	3.08%	4.67%	4.80%
Volatility	81%	80%	109%
Dividend	n/a	n/a	n/a
Weighted-average fair value at grant date	$0.54	$0.35	$0.37

The Company's computation of expected volatility for 2008 is based on historical volatility. The Company's computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant. We have not issued or declared any dividends on our common stock. Additional information regarding options outstanding, exercisable and expected to vest as of December 31, 2008 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2008	4,806	$0.91	6.88	$597
Vested and expected to vest at December 31, 2008	3,655	$0.98	6.37	$430
Exercisable at December 31, 2008	2,516	$1.10	5.34	$289

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Southwall's closing stock price on the last trading day of fiscal 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of Southwall's stock. Total intrinsic value of options exercised was $273 and $178 for 2008 and 2007, respectively, and immaterial for 2006. As of December 31, 2008, $402 of total unrecognized compensation cost related to stock options, net of forfeitures, was expected to be recognized over a weighted-average period of approximately 2.52 years.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average		Average
Exercise	Out-	Life	Exercise	Number	Exercise
Prices	standing	(years)	Price	Exercisable	Price
$ 0.38 -- $0.38	13	7.82	$0.38	6	$0.38
$ 0.45 -- $0.45	872	8.10	0.45	214	0.45
$ 0.50 -- $0.58	777	6.47	0.54	619	0.54
$ 0.60 -- $0.71	539	7.30	0.66	304	0.67
$ 0.73 -- $0.82	161	5.91	0.74	135	0.73
$ 0.84 -- $0.84	1,011	9.16	0.84	0	0.00
$ 0.88 -- $1.05	540	4.46	0.92	489	0.93
$ 1.08 -- $1.28	488	7.00	1.21	344	1.23
$ 1.56 -- $8.00	378	2.42	2.35	378	2.35
$ 9.90 -- $9.90	27	0.32	9.90	27	9.90
$ 0.38 -- $9.90	4,806			2,516

Employee Stock Purchase Plan

In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("the 1997 Plan").  Employees, subject to certain limitations, may purchase shares at 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period, or the last day of the purchase period. During 2008, 2007 and 2006, 0, 3 and 13 shares, respectively, were sold under the 1997 Plan.  At December 31, 2008, there were no shares available for issuance under the 1997 Plan, as the plan was suspended in 2007.

NOTE 3 - BALANCE SHEET DETAIL

	December 31,
	2008	2007
Inventories, net:
Raw materials	$3,143	$3,076
Work-in-process	460	787
Finished goods	2,362	1,777
	$5,965	$5,640

	December 31,
	2008	2007
Property, plant and equipment, net:
Land, buildings and leasehold improvements	$7,873	$8,203
Machinery and equipment	30,776	31,391
Furniture and fixtures	2,635	2,437
	41,284	42,031
Less - accumulated depreciation and amortization	(26,272)	(24,960)
	$15,012	$17,071

As of December 31, 2008, the Company’s property, plant and equipment included approximately $605 of assets held under capital leases.

	December 31,
	2008	2007
Other Accrued Liabilities:
Accrued asset retirement obligations	$500	$2,162
Accrued sales returns and warranties	1,321	1,102
Accrued dividend payable – Series A Preferred Stock	1,957	1,468
Income tax payable	451	297
Accrued accounting and tax fees	266	252
Interest risk provision – SEG grants	211	221
Other accrued liabilities	421	848
	$5,127	$6,350

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

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activities as well as activity during 2006 through 2008:

	Workforce	Facilities
	Reduction	Related	Total
Balance at January 1, 2006	$--	$199	$199

Provisions	375	812	1,187
Adjustment to reserve	(7)	(265)	(272)
Cash payments	(349)	(644)	(993)
Balance at December 31, 2006	$19	$102	$121

Provisions	--	56	56
Cash payments	(19)	(102)	(121)
Balance at December 31, 2007	$--	$56	$56

Balance at December 31, 2008	$--	$56	$56

At December 31, 2008 and 2007, $56 was included in other accrued liabilities in the accompanying consolidated balance sheets.

Guarantees.

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as, anticipated sales return and warranty claims based on experience. As of December 31, 2007 our reserve for sales returns and warranties was as follows:

	Balance at			Balance at
	December 31,			December 31,
	2006	Provision	Utilized	2007

Accrued sales returns and warranties	$1,415	$1,360	$(1,673)	$1,102

As of December 31, 2008, our reserve for sales returns and warranties was as follows:

	Balance at			Balance at
	December 31,			December 31,
	2007	Provision	Utilized	2008

Accrued sales returns and warranties	$1,102	$1,247	$(1,028)	$1,321

These amounts are included in other accrued liabilities in the accompanying consolidated balance sheets.

Indemnification obligations.

The Company's By-Laws require it to indemnify its officers and directors, as well as those who act as directors and officers of other entities, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. The indemnification obligations are more fully described in the Company’s By-Laws. The Company purchases insurance to cover claims made against its directors and officers, senior management and certain agents. Since a maximum obligation is not explicitly stated in the Company's By-Laws and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated and therefore no liability has been accrued at December 31, 2008. Historically, the Company has not made payments related to these indemnifications.

As is customary in the Company's industry and as provided for in local law in the U.S. and other jurisdictions, many of the Company's standard contracts provide remedies to customers and other third parties with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies customers, as well as suppliers, contractors, lessors, lessees, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company's products and services, the use of their goods and services, the use of facilities and state of Company-owned facilities, and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time, the Company sometimes provides protection to these parties against claims related to undiscovered liabilities, additional product liability, or environmental obligations. To date, claims made under such indemnifications have been insignificant, and therefore, no liability has been accrued at December 31, 2008.

NOTE 4 – FINANCING AGREEMENTS/SERIES A PREFERRED STOCK

During 2003, we experienced a significant decline in sales which led to a significant deterioration in our working capital position, which raised concerns about our ability to fund our operations and continue as a going concern in the short term and our ability to meet obligations coming due over the following few years.

On December 18, 2003, in order to raise cash to fund our operations and continue as a going concern, we entered into an investment agreement with Needham & Company, Inc., Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P., (together referred to as “Needham Company and its Affiliates”) and Dolphin Direct Equity Partners, L.P. (collectively with Needham Company and its Affiliates, “the Investors”).  On December 31, 2004, Needham and its Affiliates and Dolphin elected to convert all outstanding principal of, and accrued but unpaid interest on, their secured convertible promissory notes of the Company into shares of the Company’s Series A 10% Cumulative Preferred Stock.  The Convertible Notes by their terms were convertible at the option of the holders into Series A Stock at a rate of one share for each $1.00 of principal or interest converted.  The aggregate principal amount of the Convertible Notes converted by the Note Holders was $4,500 and interest accrued thereon as of the time of conversion was $393.  The aggregate number of shares of Series A Stock issued as a result of the conversion was 4,893.  In particular, Needham and its Affiliates received 3,262 shares and Dolphin received 1,631 shares.

At December 31, 2008, Needham and certain of its affiliates and Dolphin Direct Equity Partners, L.P. own 39.4% and 16.1%, respectively, of our outstanding common stock.  In addition, if Needham and its affiliates and Dolphin Direct Equity Partners, L.P. had converted Series A shares into common stock at December 31, 2008, they would have owned 43.4% and 18.6%, respectively, of our outstanding common stock.  In each of the years 2008, 2007 and 2006, we accrued $489 of deemed dividends on preferred stock with respect to Series A shares.  As of December 31, 2008, $1,957 is accrued and included in other accrued liabilities in the accompanying consolidated balance sheet.

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

NOTE 5 - LINE OF CREDIT

On May 19, 2008, Southwall Technologies Inc. (“Southwall”) entered into a Credit Agreement with Wells Fargo Bank (“Bank”).  The Credit Agreement provides for a $3 million revolving line of credit, under which we may, from time to time, borrow up to 85% of eligible accounts receivables.  Amounts borrowed under the facility bear interest at prime plus 0.75% annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by our assets in the United States and are subject to certain covenants including minimum cumulative quarterly net income, minimum net worth and a maximum annual cap on unfinanced capital expenditures.  On November 28, 2008, an amendment to the Credit Agreement was executed that adjusted the minimum monthly book net worth covenant effective October 31, 2008.

The terms of the Credit Bank Agreement, among other things, limit our ability to (i) incur, assume or guarantee additional indebtedness (other than pursuant to the Credit Bank Agreement), (ii) incur liens upon the collateral pledged to the bank , and (iii) merge, consolidate, sell or otherwise dispose of substantially all or a substantial or material portion of our assets.  Pursuant to the terms of the Credit Bank Agreement, the Company obtained written consent from Wells Fargo Bank on September 29, 2008 before initiating the early retirement of the KfW-Beteiligungsfond Ost (117) program debt.  Subsequent to year end, Southwall also obtained written consent from Wells Fargo to pay off the Matrix debt in January 2009.

The Credit Bank Agreement provides for events of default, which include, among others: (a) nonpayment of amounts when due, (b) the breach of our representations or covenants or other agreements in the Credit Bank Agreement of related documents, (c) defaults or acceleration of our other indebtedness, (d) the occurrence of any events or condition that the Bank believes impairs or is substantially likely to impair the prospects of payment of performance by us, and (e) certain events of bankruptcy, insolvency or reorganization.  Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is May 19, 2009, at which point we plan to renew the credit line although no assurances can be given that we will be successful in obtaining a new or replacement credit facility due to the increasingly restrictive credit markets.  The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement with Wells Fargo Bank and the transactions contemplated thereby or a complete explanation of material terms thereof.

As of December 31, 2008, the Company had no amounts outstanding under this credit agreement and was in compliance with all its financial covenants.

NOTE 6 - TERM DEBT AND CAPITAL LEASE OBLIGATIONS

As of December 31, 2008, the Company's term debt and capital lease obligations consisted of the following:

			Term Debt	Capital Lease	Total Debt
			Balance at	Balance at	Balance at		Balance at
			December 31,	December 31,	December 31,	Due in	December 31,
Description	Rate		2008	2008	2008	2009	2007
German bank loan dated May 12, 1999 (10 year)	6.13%		$485	$--	$485	$481	$1,007
German bank loan dated May 28, 1999 (20 year)	7.10	%(1)	$3,524	$--	$3,524	$176	$3,681
German bank loan dated May 28, 2000 (10 year)	7.15	%(2)	$582	$--	$582	$333	$954
Settlement agreement dated February 20, 2004	(3)		$1,000	$--	$1,000	$500	$1,300
German bank loan dated August 14, 1999 (due June 2009)	5.75%		--	--	--	--	2,484
Total Term Debt			$5,591	$	$5,591	$1,490	$9,426

German bank financed lease dated June 1, 2008	7.518	%(4)	$--	$437	$437	$193	$--
US financing agreement dated May 20, 2008	17.80	%(5)	$--	$318	$318	$84	$--
Total Capital Leases			$--	$755	$755	$277	$--

Less interest on capital leases			--	$78	$78	--	--

Total term debt and capital lease obligations			$5,591	$677	$6,268	$1,767	$9,426

Less current portion			$1,490	$277	$1,767		1,149

Total term debt and capital lease obligations, non-current			$4,101	$400	$4,501		$8,277

(1) Interest rate will be reset to the then prevailing market rate in 2009.

(2) Interest rate is fixed at 7.15% until final repayment in 2010.

(3) Interest rate was 7% for 2008, and will increase by one percentage point per year until 2010.

(4) Interest rate is fixed at 7.518% until payoff.

(5) Implied interest rate based on a lease rate factor.

Settlement agreement

During 1999, Southwall entered into a master equipment sale-leaseback agreement with a leasing company, Matrix Funding Corporation ("lessor"). The Company was in dispute with the lessor over the interpretation of certain terms of the lease agreement and withheld lease payments due from March 2001 until February 2004. The lessor notified the Company that it considered the Company to be in default and in January 2002 drew down a letter of credit in the amount of $500 that collateralized the Company's obligations. In May 2002, a suit was filed against the Company by an agent of the successor to the lease demanding payment of unpaid lease payments and alleged residual values. In February 2004, the Company entered into a settlement agreement with the agents pursuant to which the Company agreed to pay an aggregate of $2,000 bearing interest at a stepped rate. The settlement required the Company to make an interest payment in 2004, and beginning in 2005, to make quarterly principal payments of between $75 and $125, plus interest payments until 2010. At December 31, 2008, the carrying value of the liability was $3,354. The agreement included a confession of judgment, whereby the Company acknowledged that it would owe damages of $5,900 in the event of payment defaults under the settlement agreement.

The Company performed an assessment under SFAS 15 (“Accounting by Debtors and Creditors for Troubled Debt Restructurings”) and EITF 02-04 (“Determining Whether a Debtors’ Modification or Exchange of Debt Instruments Is Within The Scope of FASB Statement No. 15”) to assess whether this debt restructuring constituted a troubled debt restructuring. The Company concluded that the debt restructuring was in fact a troubled debt restructuring as the Company was in financial difficulty, and the lessors had granted a concession to the Company, under the definitions of such conditions as set forth in EITF 02-04. The reduction in the amount of the debt indicated that a concession had been granted. SFAS 15 requires an assessment of the total future cash payments specified by the new terms of the debt, including principal, interest and contingent payments. If the payments are less than the carrying amount of the payable, the Company should reduce the carrying amount to an amount equal to the total future cash payments specified by the new terms and should recognize a gain on restructuring of payables equal to the amount of the reduction. In its assessment, management factored in the $5,900 confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring. The carrying value of the debt remains on the consolidated balance sheet and the liability will be reduced as payments are made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment. Based on a SFAS 5 determination, when the Company considers default probable, the liability would be increased to the $5,900 confession of judgment value. The excess of the carrying value over the original $2,000 settlement was $2,354 and was recorded in other long-term liabilities in the consolidated balance sheet. The remaining principal balance at December 31, 2008 was $1,000.  (See footnote 16 Subsequent Events)

Loans from German Banks

On May 12, 1999, the Company entered into a loan agreement with a German bank that provided for borrowings up to 3,100 Euros ($3,900). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in Euros after the end of one year in 36 quarterly payments. The loan bears interest at 6.125% per annum until December 31, 2009. Of the borrowings outstanding of $485 under this bank loan at December 31, 2008, $4 was classified as non-current in the accompanying consolidated balance sheet. The interest rate was 6.13% in 2008.

On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds were made available in three tranches, and were used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at December 31, 2008; the Company is current with respect to all principal and interest payments due under the loan agreement. Under the first tranche, the Company borrowed 2,500 Euros ($3,200) for a term of twenty years beginning on May 28, 1999. The principal is repayable in Euros beginning after ten years in twenty equal, semi-annual payments. The loan bears fixed interest of 7.1% per annum for the first ten years, after which time the rate will be adjusted to a current prevailing rate. Of the borrowings outstanding under this tranche of $3,524 at December 31, 2008, $3,348 was classified as non-current in the accompanying consolidated balance sheet. Under the second tranche, the Company borrowed 1,700 Euros ($2,100) for a term of seven years beginning May 28, 1999 and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bore fixed interest at 3.75% per annum for the period of seven years. At December 31, 2008, the amount due under this second tranche was $0. Under the third tranche, the Company borrowed 2,100 Euros ($2,700) for a term of ten years beginning on May 28, 2000, and the principal is repayable after one year, in 36 equal quarterly payments. The loan bears fixed interest of 7.15% per annum until the final payment in 2010. At December 31, 2008, the amount due under this tranche was $582; of this amount, $249 was classified as non-current in the accompanying consolidated balance sheet.

On August 14, 1999, the Company entered into a loan agreement with a German bank that provided for borrowings up to 1,700 Euros ($2,300). As required by this agreement, the funds were used solely for the purpose of capital investment by the Company's German subsidiary. The principal balance was due in a single payment on June 30, 2009 and bore interest at a rate of 5.75% per annum. The interest was payable quarterly in Euros. Fifty percent of the loan proceeds were restricted in an escrow account for the duration of the loan period and were classified as a non-current asset "Restricted cash loans" in the accompanying consolidated balance sheet. The amount due under this bank loan at December 31, 2007 was $2,484, which was classified as a non-current liability in the accompanying consolidated balance sheet.  This loan was paid off in December 2008, leaving a liability balance of $0 at December 31, 2008.

The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary. The dollar equivalent value of the remaining balances for the preceding German bank loans has been calculated using the Euro exchange rate as of December 31, 2008.

During 2008, the Company entered into capital leases to finance manufacturing related equipment.  The German bank financed leases dated June 1, 2008 had an aggregate principal balance of $392 as of December 31, 2008.  The leases contain four year terms, and require monthly payments.  On May 20, 2008, Southwall IG Holdings, Inc. (“SIGH”) entered into a lease agreement with Varilease Finance, Inc. to finance equipment for use by Southwall Insulating Glass, LLC.  The lease term is 36 months, and each monthly payment is based on a lease rate factor defined in the master lease agreement.  As of December 31, 2008, the principal balance of this lease was $285. As of December 31, 2008, total minimum sublease rentals to be recieved over the next three years is $374.

Scheduled principal payments of term debt and capital lease obligations for the next five years and thereafter, are as follows:

Amount

2009	$1,767
2010	1,300
2011	529
2012	381
2013	353
Thereafter	1,938
Total	$6,268

The Company incurred total interest on indebtedness of $797, $972 and $944 in 2008, 2007 and 2006, respectively.

As of December 31, 2008, the Company was in compliance with all its financial covenants under all its financial instruments.

NOTE 7 - GOVERNMENT GRANTS AND INVESTMENT ALLOWANCES

The Company had an agreement to receive cash grant awards (the "Grant"), which was approved by the Saxony government in May 1999. As of December 31, 2008, the Company had received approximately 5,000 Euros ($5,000) under this Grant since 1999 and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden, Germany manufacturing facility.  The disclosed U.S. dollar amounts are based upon transaction date currency exchange rates.

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

In addition to the Grant, the Company was further eligible for cash investment allowances from the Saxony government calculated based on the total projected capital investment by the Company in its Dresden facility of 33,728 Euros ($33,883), subject to European Union regulatory approval. During 2000, 2001, 2002, 2003, 2004, 2005 and 2006 the Company received 1,200 Euros ($1,500), 2,500 Euros ($3,200), 1,200 Euros ($1,500), 1,300 Euros ($1,600), 400 Euros ($500), 158 Euros ($190) and 38 Euros ($49), respectively, in investment allowances from the Saxony government, and those proceeds were applied to reduce the capitalized construction cost of the Dresden facility. These investment allowances are subject to the following requirements:

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

If the Company fails to meet the above requirements, the Saxony government has the right to demand repayment of the allowances. The Grants and investment allowances, if any, that the Company was entitled to seek from the Saxony government vary from year to year based upon the amount of capital expenditures that meet the above requirements. Generally, Southwall is not eligible to seek total investment grants for any year in excess of 33% of its eligible capital expenditures for that year. The Company cannot guarantee that it will be eligible for or receive additional grants or allowances in the future. As of December 31, 2008, we were in compliance with the requirements mentioned above.   The Company has accrued 150 Euros ($211) in the event that that the number of qualified employees does not meet the grant specifications and has included this amount in other accrued liabilities in the consolidated balance sheet at December 31, 2008.

NOTE 8 - INCOME TAXES

The provision for income taxes for the years then ended December 31, 2008, 2007 and 2006 consist of the following:

	2008	2007	2006
Current:
Federal	$49	$42	$--
State	38	1	37
Foreign	392	593	870
Total current	$479	$636	$907
Deferred:
Federal	$--	$--	$--
State	--	--	--
Foreign	32	(126)	51
Total deferred	$32	$(126)	$51
Total provision	$511	$510	$958

The income tax provision relates primarily to foreign taxes, foreign withholding taxes on royalty payments and state minimum tax obligations.

The effective income tax rate differs from the federal statutory rate as a result of foreign taxes and valuation allowances established for deferred tax assets.  The effective tax rate reconciliations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Tax at Federal Statutory Rate	34.0%	35.0%	35.0%
State, Net of Federal Benefit	0.0%	0.0%	0.0%
Foreign Rate differential	-2.6%	-6.0%	-1.4%
Permanent Items	0.5%	1.4%	-2.2%
R&D Credit	-0.2%	-0.5%	1.2%
Foreign tax credit	0.0%	0.0%	-2.5%
Decrease in valuation allowance	-22.7%	-17.4%	-50.4%
Foreign Payable Release	0.0%	0.0%	0.0%
Other	0.0%	0.0%	-0.8%

Provision for Taxes	9.0%	12.5%	-21.1%

U.S. and foreign components of pre-tax income (loss) are as follows:

	2008	2007	2006

U.S.	$4,049	$2,037	$(7,340)
Foreign	1,650	2,030	2,788
Total	$5,699	$4,067	$(4,552)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2008	2007
Deferred Tax Assets:

Federal and state net operating losses	$11,594	$13,203
Research, MIC, and other tax credits	1,417	1,340
Accruals	2,934	3,363
Depreciation and amortization	71	105
Stock-based compensation	208	193
Foreign Accruals	209	259
Gross deferred tax assets	16,433	18,463
Deferred tax assets valuation allowance	(16,224)	(18,204)
Total deferred tax asset	$209	$259
Deferred Tax Liabilities:

Foreign Accruals	$68	$80

Total Deferred Tax Liabilities	68	80

Net Deferred Tax Asset	$141	$179

The net deferred tax asset is included in other assets on the consolidated balance sheets.

Realization of deferred tax assets is dependent upon the existence of sufficient taxable income.  For U.S. federal and state tax purposes, the Company cannot conclude that it is more likely than not that net deferred tax assets will be realized.  Accordingly, the U.S. federal and state net deferred tax assets have been offset by a valuation allowance of $16,224.  Conversely, as our German subsidiary has a history of positive earnings, and we expect it to continue to be profitable, we do not believe that a valuation allowance is necessary, and that it is more likely than not our net deferred tax asset of $209 will be realized.  The valuation allowance decreased by $1,980 for the period ended December 31, 2008, principally due to the utilization of certain tax attributes against which a valuation allowance had been established.  The valuation allowance decreased by $879 for the period ended December 31, 2007.

As of December 31, 2008, the Company has net operating loss carryforwards for federal income tax purposes of approximately $32,946, which expire beginning in the year 2009 through 2026.  The Company also has California net operating loss carryforwards of approximately $7,364, which begin to expire in the year 2014 through 2018.  During 2008, the state of California suspended of the use of net operating loss carryforwards which would have otherwise been utilized in 2008 and 2009.  Accordingly, the carryforward period for these and other California net operating losses have been extended by two years.  In addition, the state of California has extended its net operating loss carry forward period from 10 years to 20 years for net operating losses generated in tax years beginning on or after January 1, 2008.

The Company has federal and California research and development tax credit carryforwards of $136 and $1,367 respectively.  The federal research credits will begin to expire in the year 2019 through 2028, and the California research credits have no expiration date.  The Company also has a California Manufacturers’ Investment Credit (“MIC”) carryforward of $166 which will expire between 2010 and 2013.

Utilization of the Company’s net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Such an annual limitation could result in the expiration of the net operating loss before utilization.

In June 2006, the FASB issued FIN 48. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. Upon adoption of FIN 48, the Company did not recognize any increase or decrease in the liability for unrecognized tax benefits.   As of January 1, 2008, and throughout the year ended December 31, 2008, the Company did not have any unrecognized tax benefits.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits with the Company’s provision for (benefit from) income taxes did not change.  The Company had no accrued interest or penalties related to unrecognized tax benefits as of December 31, 2008.

We have not provided for U.S. income and foreign withholding taxes on approximately $8,398 of our foreign subsidiaries’ undistributed earnings, because such earnings have been retained and are intended to be indefinitely reinvested by the subsidiaries. Accordingly, no provision has been made for U.S. or foreign withholding taxes which may become payable if undistributed earnings of foreign subsidiaries were paid to us as dividends. Due to the Company’s net operating loss position, the additional income taxes and applicable withholding taxes that would resulted, had such earnings been distributed, are not considered significant.

The Company files federal and state income/franchise tax returns in the U.S. Our international subsidiary files income tax returns in Germany. The tax years 2005 through 2008 remain open to U.S. federal income tax examination, and 2004 through 2008 for our state filings.  Our German subsidiary is open to examination for the years 2003 through 2008.

NOTE 9 – WARRANTS

As of December 31, 2008 and 2007, we had the following outstanding warrants:

		12/31/2008	12/31/2007

Warrant Holder	Issue Date	Number of Shares Exercisable to Common Stock	Number of Shares Exercisable to Common Stock		Exercise Price	Expiration Date
Pacific Business Funding, A division of Cupertino National Bank:
	12/18/2003	0	250		$0.01	12/18/2008
	1/19/2004	0	75		$0.01	1/19/2009
	1/30/2004	0	35		$0.01	1/30/2009
		0	360	(1)

(1) Warrants issued in connection with financial debt instruments

In 2008, Wells Fargo Bank, the successor to Pacific Business Funding (a division of Cupertino National Bank) exercised the full amount of warrants issued to the bank in conjunction with a now retired debt agreement.

NOTE 10 - SEGMENT REPORTING

Southwall operates in one segment; the development, manufacturing and marketing of thin film coatings on flexible substrates for the automotive glass, electronic display, window film, and architectural glass international markets.

The total net revenues for the automotive glass, electronic display, architectural and window film product lines were as follows:

	2008	2007	2006
Automotive glass	$19,298	$15,113	$13,433
Electronic display	523	2,674	10,799
Architectural	6,358	5,957	5,528
Window film	15,691	13,989	10,449
Other	50	-	-
Total net revenues	$41,920	$37,733	$40,209

The following is a summary of net revenue by geographic area (based on location of customer):

	2008	2007	2006

United States	$8,030	$8,786	$12,850
Europe: France, Germany	16,199	8,824	6,781
Asia Pacific: Japan, Pacific Rim	13,638	13,624	18,194
Rest of the world	4,053	6,499	2,384
Total	$41,920	$37,733	$40,209

Southwall operates from facilities located in the United States and Germany. Long-lived assets were as follows:

	December 31,
	2008	2007
United States	$731	$577
Germany	14,281	16,494
Consolidated	$15,012	$17,071

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain property and equipment as well as its facilities under noncancellable operating leases. These leases expire at various dates through 2011. As of December 31, 2008, the future minimum payments under these leases are as follows:

Year Ending December 31,	Leases
2009	$519
2010	466
2011	240
Future minimum lease payments	$1,225

Rent expense under operating leases was approximately $492, $825 and $713 in 2008, 2007 and 2006, respectively. Sublease income in 2008 was $396. As of December 31, 2008, total minimum sublease income to be received in the future is $60.

On February 19, 2004, the Company entered into the second amendment to the lease for its Palo Alto, California manufacturing facility. This amendment reflected a payment schedule for a rent deferral for this facility. In January 2006, the Company paid in full approximately $1,192 for this deferred rent.

In 2006, we closed our Palo Alto manufacturing facility and began the process of surrendering the property to the landlord. At December 31, 2008, December 31, 2007 and December 31, 2006, our accrued liability to Judd Properties L.P. was approximately $0, $1,662, and, $1,509 respectively.  On January 31, 2006, we paid our accrued rent liability of $1,192 and we continued to pay our monthly rent obligation to the landlord. In connection with the surrender plan entered into with the landlord, we accrued $1,509 in July 2006 as a leasehold asset retirement obligation.  In the fourth quarter of 2007, we reserved an additional $153 for costs associated with vacating the location. On January 31, 2008 the landlord drew down a letter of credit in the amount of $1,000 and applied our $100 security deposit to amounts owed.  We subsequently paid the landlord $400 pursuant to a settlement agreement signed on February 22, 2008. The settlement agreement terminated our rent and building restoration obligations under the lease.  In the third quarter of 2008 we successfully completed environmental testing that released us from certain environmental obligations.  Therefore, we reversed the remaining $99 accrual. We have no further obligations to Judd Properties, L.P.

In January 2006, the Company renewed a lease agreement for its research and development facility. Under this lease agreement, the Company accrued $200 as a current leasehold retirement obligation in the first quarter of 2006.  In the fourth quarter of 2007, the Company increased the accrual to $500 which is included in other accrued liabilities in the accompanying consolidated balance sheet. The method and timing of payments are not yet finalized, and therefore, this estimate of our liability could differ from the actual future settlement amount.

Contingencies

We are involved in certain other legal actions arising in the ordinary course of business. We believe, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, our consolidated financial position, results of operations or cash flows.

NOTE 12 - IMPAIRMENT OF LONG-LIVED ASSETS

During 2007 and 2006, the Company recovered $32 and $214, respectively, from the sales of previously written-down equipment and production machines.  In 2006, the Company incurred impairment charges of $305 and recoveries of $519, related to previously written down assets.

NOTE 13 – SAVINGS PLAN (401-K PLAN)

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. Southwall is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the board of directors. The Company matches 25% of each eligible participant's 401(k) contribution up to a maximum of 20% of the participant's compensation, not to exceed $15 per year. Southwall's actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary or profit sharing contributions were made for the years ending December 31, 2008, 2007 and 2006. Matching contributions during 2008, 2007 and 2006 were $27, $55 and $69, respectively.

NOTE 14 – NONRECURRING ITEMS

As part of a Technology Transfer and Service agreement executed with Sunfilm AG on March 14, 2007, we recognized income of $2,500 attributed to the achievement of certain milestones set forth in the agreement.  This amount is included in “Other Income, Net” in the accompanying consolidated statements of operations for 2007.  As of December 31, 2008 one milestone remained open for $500.  Although no assurances can be given, this milestone is expected to be achieved in 2009.

In the past, we had sold a highly specialized EMI filtering film for use in plasma display panels for televisions under an exclusive Manufacturing and Supply Agreement to our customer, Mitsui Chemicals, Inc.. Under the terms of this agreement, Mitsui Chemicals Inc. had been obligated to purchase minimum annual amounts of electronic display materials from us.  Significant end-product price declines led to a decreased demand for our product in the electronic display market, and in November 2007 we agreed with Mitsui Chemicals to terminate this agreement.. As consideration for their obligations under this agreement, Mitsui Chemicals paid us $2,959 in the fourth quarter of 2007 and is reflected as “Contract Termination Settlement” in the accompanying 2007 consolidated statements of operations.

NOTE 15 – JOINT VENTURE

In April 2008, the Company formed Southwall Insulating Glass, LLC, a joint venture with Chicago-based manufacturer, Sound Solutions Windows & Doors LLC.  Our cash investment of $620 in the joint venture is accounted for under the equity method of accounting, with our share of its net loss of approximately $220 included in “other (income) expense” in the accompanying financial statements.

In addition, the Company incurred non-reimbursable expenses in the amount of approximately $330 in 2008 related to the set up and operations of the joint venture, in accordance with the contractual terms of the joint venture agreement with Sound Solutions Windows & Doors, and is reflected in selling, general and administrative expenses in the Consolidated Statements of Operations

NOTE 16 – SUBSEQUENT EVENTS

As of December 31, 2002, we were in default under a master sale-leaseback agreement with respect to two of our production machines as we had withheld lease payments in connection with a dispute with the lessor, Matrix Funding Corporation. In February 2004, we reached a settlement agreement for approx. $2,000 to be repaid over six years with interest at a stepped rate and returned the equipment in question. The settlement required the Company to make an interest payment in 2004, and beginning in 2005, to make quarterly principal and interest payments until 2010. The agreement included a confession of judgment, whereby the Company acknowledged that it would owe damages of $5,900 in the event of payment defaults under the settlement agreement. At December 31, 2004, the carrying value of the liability was $4,354.  In its assessment of the restructured debt, management factored in the $5,900 confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring at the time. The carrying value of the debt remained on the consolidated balance sheet and the liability was to be reduced as payments were made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment.  At December 31, 2008, the carrying value of the liability was $3,354.  Pursuant to the settlement agreement, we paid $300 in principal during 2008. Subsequent to year end, in January 2009, we paid $995 which was full and final payment of principal and interest. A formal release of the obligation under the 2004 settlement agreement was obtained from Portfolio Financial Servicing Company, the successor to Matrix Funding Corporation on January 21, 2009, and a gain of $2,359 will be recognized in the first quarter of fiscal year 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Principal Executive Officer and our Chief Accounting Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, and Chief Accounting Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer, and Chief Accounting Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

As part of management’s assessment of internal controls over financial reporting under section 404 of the Sarbanes-Oxley Act of 2002, there have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE

We have adopted a written code of conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and can be found on our website, www.southwall.com. In addition, we intend to disclose on our website any amendments to or waivers from our code of business conduct and ethics that are required to be publicly disclosed pursuant to the rules of the SEC.

The remaining information required by this Item will be contained in our Proxy Statement, which will be within 120 days of the year ended December 31, 2008 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item will be set forth in our Proxy Statement, which will be filed within 120 days of the year ended December 31, 2008 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be set forth in our Proxy Statement, which will be filed within 120 days of the year ended December 31, 2008 and  is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be set forth in our Proxy Statement, which will be filed within 120 days of the year ended December 31, 2008 and  is incorporated herein by reference.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be set forth in our Proxy Statement, which will be filed within 120 days of the year ended December 31, 2008 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a) (1)	Financial Statements. The following Financial Statements of Southwall Technologies Inc. are filed as part of this Form 10-K:

(2)	Financial Statement Schedule.

Schedule II - Valuation and qualifying accounts and reserves (amounts in thousands):

	Balance
	at					Balance
	Beginning					at End
Description	of Year	Additions		Deductions		of Year

2008
Inventory reserves	$672	$1,203		$775	(2)	$1,100
Allowance for Doubtful Accounts	$66	$264		$145	(2)	$185
Reserves for warranty and sales returns	$1,102	$1,247	(1)	$1,028	(2)	$1,321
Tax valuation allowance	$18,204	$--		$1,980	(2)	$16,224

2007
Inventory reserves	$410	$1,109		$847	(2)	$672
Allowance for Doubtful Accounts	$102	$(36)		$--	(2)	$66
Reserves for warranty and sales returns	$1,415	$1,360	(1)	$1,673	(2)	$1,102
Tax valuation allowance	$19,083	$--		$879	(2)	$18,204

2006
Inventory reserves	$759	$1,546		$1,895	(2)	$410
Allowance for Doubtful Accounts	$208	$(63)		$43	(2)	$102
Reserves for warranty and sales returns	$1,556	$603	(1)	$744	(2)	$1,415
Tax valuation allowance	$21,718	$--		$2,635	(2)	$19,083

(1) Charged against revenue.
(2) Reserves utilized during the year.

(3)	Exhibits.

Reference is made to the Exhibit Index, which follows the signature pages of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the day of March 26, 2009.

SOUTHWALL TECHNOLOGIES INC.

By:	/s/ Dennis Capovilla
Dennis Capovilla
Chief/Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, as of March 26, 2009.

Signature	Title

/s/Dennis Capovilla Dennis Capovilla	Principal Executive Officer

/s/Mallorie Burak Mallorie Burak	Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/Andre R. Horn Andre R. Horn	Chairman of the Board of Directors

/s/William A. Berry William A. Berry	Director

/s/ Dennis Bunday Dennis Bunday	Director

/s/George Boyadjieff George Boyadjieff	Director

/s/Eugene Goodson Eugene Goodson	Director

/s/Jami K. Nachtsheim Jami K. Nachtsheim	Director

/s/Peter E. Salas Peter E. Salas	Director

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1(1)	Restated Certificate of Incorporation of the Company.
3.1.1(30)	Amendment to Amended and Restated Certificate of Incorporation of the Company
3..2(1)	By-laws of the Company.
3.2(34)	Second Amendment and Restated By-laws of the Company
3.3(26)	Amended and Restated Certificate of Designation, Preferences and Rights of Series A 10% Cumulative Preferred Stock of the Company filed with the Secretary of State of Delaware on January 30, 2004.
10.35.1(11)	Lease Agreement for the facilities at 3941 East Bayshore Road, dated October 7, 1999, between the Company and Straube Associates, Inc.
10.36(1)	Lease Agreement for the facilities at 3961 East Bayshore Road, dated March 20, 1979, between the Company and Allan F. Brown and Robert V. Brown.
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

10.131 (26)
Amended and Restated Investment Agreement, dated February 20, 2004, by and among the Company and Needham & Company, Inc., Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P., and Dolphin Direct Equity Partners, L.P. (collectively, the "Investors").

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

10.139(28)	Third Amendment to Domestic Factoring Agreement, dated April 29, 2004.
10.140 (31)	Lease agreement for the facilities at 3780 Fabian Way, Palo Alto, CA, dated October 04, 2005 between the Company, Richard Christina and Diane Christina.
10.142 (32)	Sublease dated June 13, 2006, by and between the Registrant and Maxspeed Corporation.
10.142 (32)	Amendment to lease dated June 21, 2006, by and between the Registrant and Richard A. Christina and Diane L. Christina, Trustees of the Richard A. Christina and Diane L. Christina Trust.
10.143	Technology Transfer and Service Agreement between Sunfilm AG and the Company dated 03/14/07.
10.144	Business Financing Agreement dated 03/29/07 between the Company and Bridge Bank NA.
10.145(33)	Amendment to Agreement with Mitsui Chemicals, Inc.
10.146(35)	Wells Fargo Business Credit and Security Agreement.
10.147(36)	Form of Indemnification Agreement.

14(27)	Code of Ethics.
21(15)	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm (Burr, Pilger & Mayer LLP).
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer
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

(34) Filed as an exhibit to the Form 10-Q Quarterly Report, filed with the Commission on August 31, 2008, and incorporated herein by reference.

(25) Filed as an exhibit to the Form 8-K Current Report, filed with the Commission on November 5,2008 and incorporated herein by reference.

(25) Filed as an exhibit to the Form 8-K Current Report, filed with the Commission on November 6, 2008 and incorporated herein by reference.