Form 10-Q
period 2009-03-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2009-05-15
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or
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

As of  April 23, 2009, there were 28,706,222 shares of the registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$7,776	$10,768
Restricted cash	-	282
Accounts receivable, net of allowance for doubtful accounts of $91 at March 31, 2009 and $185 at December 31, 2008	4,826	3,709
Inventories, net	6,325	5,965
Other current assets	1,213	745
Total current assets	20,140	21,469

Property, plant and equipment, net	13,895	15,012
Other assets	344	804
Total assets	$34,379	$37,285

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt and capital lease obligations	$1,119	$1,767
Accounts payable	1,232	596
Accrued compensation	666	1,372
Other accrued liabilities	4,825	5,127
Total current liabilities	7,842	8,862

Term debt and capital lease obligations	3,691	4,501
Other long term liabilities	135	2,514
Total liabilities	11,668	15,877

Commitments and contingencies (Note 6)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at March 31, 2009 and December 31, 2008 respectively (Liquidation preference: $6,888 and $6,766 at March 31, 2009 and December 31, 2008, respectively)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 28,707 shares outstanding at March 31, 2009 and December 31, 2008	29	29
Capital in excess of par value	78,292	78,323
Accumulated other comprehensive income:	3,325	4,269
Accumulated deficit	(63,745)	(66,023)
Total stockholders’ equity	17,901	16,598

Total liabilities, preferred stock and stockholders’ equity	$34,379	$37,285

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended
	March 31,	March 31,
	2009	2008

Net revenues	$6,496	$10,570
Cost of revenues	4,051	5,719

Gross profit	2,445	4,851

Operating expenses:
Research and development	682	709
Selling, general and administrative	1,690	2,038

Total operating expenses	2,372	2,747
Income from operations	73	2,104

Interest expense, net	(70)	(139)
Other income, net	2,433	193

Income before provision for income taxes	2,436	2,158

Provision for income taxes	157	113

Net income	2,279	2,045

Deemed dividend on preferred stock	122	122

Net income attributable to common stockholders	$2,157	$1,923

Net income per common share:

Basic	$0.08	$0.07
Diluted	$0.07	$0.06

Weighted Average shares used in computing net income per common share:
Basic	28,707	27,820
Diluted	33,770	33,520

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,279	$2,045
Adjustments to reconcile net income to net cash used in operating activities:
Gain on settlement of liability	(2,359)	-
Deferred income tax	24	-
Loss on disposal of property, plant and equipment	25	-
Depreciation and amortization	622	746
Stock-based compensation	92	48
Changes in operating assets and liabilities:
Accounts receivable, net	(1,053)	(4,099)
Inventories, net	(361)	(1,601)
Other current and non-current assets	(15)	790
Accounts payable and accrued liabilities	(501)	74
Net cash used in operating activities	(1,247)	(1,997)

Cash flows from investing activities:
Restricted cash	261	(13)
Proceeds from sale of property, plant and equipment	28	-
Expenditures for property, plant and equipment	(371)	(369)
Net cash used in investing activities	(82)	(382)

Cash flows from financing activities:
Repayments of term debt and capital lease obligations	(1,228)	(293)
Net cash used in financing activities	(1,228)	(293)

Effect of foreign exchange rate changes on cash and cash equivalents	(435)	542

Net decrease in cash and cash equivalents	(2,992)	(2,130)
Cash and cash equivalents, beginning of period	10,768	6,492

Cash and cash equivalents, end of period	$7,776	$4,362

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

The accompanying interim condensed consolidated financial statements of Southwall Technologies Inc. (“Southwall” or the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Southwall and its subsidiaries for all periods presented. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 26, 2009. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any future periods.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, based on all known facts and circumstances that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods.  Management makes these estimates using the best information available at the time of the estimates.  The estimates included in preparing our financial statements include:  the accrual for product returns and warranties, allowance for doubtful accounts, quarterly income taxes, inventory valuations (including reserves for excess and obsolete and impaired inventories), reserves for decommissioning costs associated with leasehold asset retirement obligations and the valuation of stock-based compensation.  Actual results could differ from those estimates.

Index

Note 2–Fair Value Measurements – Cash and Cash Equivalents:

Southwall invests its cash primarily in money market funds.  We utilize the market approach to measure fair value of our financial assets.

Cash and cash equivalents are summarized as follows:

	March 31, 2009

	Fair Value	Book Value

Money Market Funds, Level I	$4,826	$4,826
Certificates of Deposit, Level I	1,750	1,750
Total cash equivalents	6,576	6,576
Cash	1,200	1,200
Total cash and cash equivalents	$7,776	$7,776

	December 31, 2008

	Fair Value	Book Value
Money Market Funds, Level I	$4,119	$4,119
Certificates of Deposit, Level I	4,845	4,845
Total cash equivalents	8,964	8,964
Cash	1,804	1,804
Total cash and cash equivalents	$10,768	$10,768

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

Index

Note 3—Inventories, Net:

Inventories are stated at the lower of cost (determined by the average cost method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value.

Such provisions are charged to cost of revenues.  At March 31, 2009 and December 31, 2008, inventories consisted of the following:

	March 31,	December 31,
	2009	2008

Raw materials	$3,256	$3,143
Work-in-process	1,507	460
Finished goods	1,562	2,362
	$6,325	$5,965

Note 4--Net Income Per Common Share:

Basic net income per common share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income per common share gives effect to all dilutive common shares potentially outstanding during the period, including stock options, warrants to purchase common stock and convertible preferred stock. The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. The Company also excludes preferred shares convertible into common stock from the computation of diluted weighted average shares outstanding, per Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, when the effect would be anti-dilutive.

For the first quarter of 2009, there were 4,919 options outstanding of which 3,280 were excluded from the dilutive net income per common share calculation, as they were anti-dilutive because the option prices were higher than the average market price during the three-month period ended March 31, 2009. For the three month period ended March 31, 2008, 2,991 options outstanding were excluded from the dilutive net income per common share calculation.  In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive.

The Company has accrued a deemed dividend on preferred stock of $122 for each of the three month periods    ended March 31, 2009 and 2008.  Per SFAS 128, the dilutive effect of convertible securities shall be reflected in diluted EPS by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator unless their effect is anti-dilutive.

Index

Tables summarizing net income attributable to common stockholders, basic and diluted net income per common share, and weighted shares outstanding are shown below:

	Three months ended
	March 31,	March 31,
	2009	2008

Net income attributable to common stockholders-basic	$2,157	$1,923
Add: Deemed dividend on preferred stock	122	122
Net income attributable to common stockholders-diluted	$2,279	$2,045

Weighted average common shares outstanding-basic	28,707	27,820
Dilutive effect of warrants	-	355
Dilutive effect of Series A preferred shares	4,893	4,893
Dilutive effect of stock options	170	452
Weighted average common shares outstanding - diluted	33,770	33,520

Basic net income per common share	$0.08	$0.07
Diluted net income per common share	$0.07	$0.06

Note 5 – Product Reporting:

Southwall operates in one segment.  The total net revenues for the automotive glass, window film, architectural and electronic display product lines for the three month period ended March 31, 2009 and 2008 were as follows:

	Three months ended
	March 31,	March 31,
	2009	2008

Automotive glass	$3,073	$5,969
Window film	2,293	2,956
Architectural	1,040	1,522
Electronic display	90	123
Total net revenues	$6,496	$10,570

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three month period ended March 31, 2009 and 2008:

	Three months ended
	March 31,	March 31,
	2009	2008

Europe: France, Germany	$2,949	$4,209
Asia Pacific: Japan, Pacific Rim	1,397	2,159
United States	1,444	2,406
Rest of the world	706	1,796
Total net revenues	$6,496	$10,570

Note 6--Commitments and Contingencies:

Commitments

The Company leases certain property and equipment as well as its facilities under noncancellable operating leases. These leases expire at various dates through 2011.

In January 2006, the Company renewed a lease agreement for its research and development facility in Palo Alto, California. The lease was renewed in January 2009 for an additional twelve months. Under this lease agreement, the Company had accrued $500 for leasehold retirement obligations, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet. The method and timing of payments are not yet finalized, and therefore, this estimate of our liability could differ from the actual future settlement amount.

Index

Term Debt and Capital Lease Obligations

As of March 31, 2009, the Company's term debt and capital lease obligations consisted of the following:

			Term Debt	Capital Lease	Total Debt
			Balance at	Balance at	Balance at	Due Over	Balance at
			March 31,	March 31,	March 31,	Next	December 31,
Description	Rate		2009	2009	2009	12 Months	2008

German bank loan dated May 12, 1999 (10 year)	6.13%		$342	$--	$342	$342	$485
German bank loan dated May 28, 1999 (20 year)	7.10	%(1)	$3,302	$--	$3,302	$166	$3,524
German bank loan dated May 28, 2000 (10 year)	7.15	%(2)	$467	$--	$467	$311	$582
Settlement agreement dated February 20, 2004	(3)		$--	$--	$--	$--	$1,000
Total Term Debt			$4,111	$	$4,111	$819	$5,591

German bank financed lease dated June 1, 2008	7.518	%(4)	$--	$387	$387	$181	$437
US financing agreement dated May 20, 2008	13.60	%(5)	$--	$413	$413	$119	$318
Total Capital Leases			$--	$800	$800	$300	$755

Less interest on capital leases			--	$101	$101	--	$78

Total term debt and capital lease obligations			$4,111	$699	$4,810	$1,119	$6,268

Less current portion			$819	$300	$1,119		$1,767

Total term debt and capital lease obligations, non-current			$3,292	$399	$3,691		$4,501

(1) Interest rate will be reset to the then prevailing market rate on September 16, 2009.

(2) Interest rate is fixed at 7.15% until final repayment in 2010.

(3) Interest rate was 7% for 2008.

(4) Interest rate is fixed at 7.518% until payoff.

(5) Implied interest rate based on a lease rate factor.

Index

Contingencies

We are involved in certain other legal actions arising in the ordinary course of business. We believe, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, our consolidated financial position, results of operations or cash flows.

Note 7--Stock-Based Compensation:

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 2007 Long Term Incentive Plan (“2007 Plan”) which authorizes the granting of up to 10,000 shares of common stock. Under the terms of this plan, the Company can grant both Incentive Stock Options and Nonstatutory Stock Options.  Grants issued under the 2007 Plan vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise options within a period of three months after such termination of service occurs.  The plan provides for longer expiration periods for employees who terminate, but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration will be extended anywhere from three months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct. As of March 31, 2009, there were 8,549 shares of common stock available for grant under the 2007 Plan.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations:

	Three months ended
	March 31,	March 31,
	2009	2008

Cost of sales	$3	$2
Research and development	14	13
Selling, general and administrative	75	33
Stock-based compensation expense before income taxes	92	48
Provision for income taxes	-	-
Net stock-based compensation expense	$92	$48

There were no exercises of stock options for the three-month periods ended March 31, 2009 and 2008.  The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows.

Index

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted during the three month periods ended March 31, 2009 and 2008, respectively:

	Three months ended
	March 31	March 31,
	2009	2008
Expected life (in years)	6.25	5.7
Risk-free interest rate	2.00%	3.07%
Volatility	106.92%	81.00%
Dividend	-	-
Per share weighted-average fair value at grant date	$0.48	$0.51

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

The Company has not in the past and does not plan to issue dividends in the future.

For the quarters ended March 31, 2009 and 2008, a 23.13% forfeiture rate was used by the Company in calculating the option expense.

Stock option activity for the three months ended March 31, 2009 was as follows:

	Weighted-Average Shares	Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2008	4,806	$0.91
Grants	145	0.58
Exercises	-	-
Forfeitures or expirations	(32)	8.00
Outstanding at March 31, 2009	4,919	0.86	6.78	$82
Vested and expected to vest at March 31, 2009	3,885	0.90	6.34	$60
Exercisable at March 31, 2009	3,030	0.95	5.72	$45

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e.: the difference between Southwall’s closing stock price on the last trading day of its first quarter of fiscal 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2009.  This amount changes based on the fair market value of Southwall’s stock.  Total intrinsic value of options exercised was zero for the three month periods ended March 31, 2009. Total fair value of options granted was $70 for the three month period ended March 31, 2009.

As of March 31, 2009, $381 of total unrecognized compensation cost, net of forfeitures, related to stock options was expected to be recognized over a weighted-average period of approximately 2.42 years.

Index

Note 8 - Warranties:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The activity in the reserve for sales returns and warranties account during the three month periods ended March 31, 2009 and 2008 was as follows:

	Balance at December 31, 2007	Provision	Utilized	Balance at March 31, 2008
Accrued sales returns and warranty	$1,102	$202	$(179)	$1,125

	Balance at December 31, 2008	Provision	Utilized	Balance at March 31, 2009
Accrued sales returns and warranty	$1,321	$8	$(186)	$1,143

These amounts are included in other accrued liabilities in the condensed consolidated balance sheets.

Note 9 – Comprehensive Income:

The Company has adopted the provisions of SFAS No. 130 (“SFAS 130”) "Reporting Comprehensive Income".  SFAS 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other non-owner changes in equity, referred to as comprehensive income. Accordingly, the Company has reported the translation gain (loss) from the consolidation of its foreign subsidiary in comprehensive income.

The components of comprehensive income for the three month periods ended March 31, 2009 and March 31, 2008 were as follows:

	Three months ended
	March 31, 2009	March 31, 2008

Net income	$2,279	$2,045
Foreign currency translation adjustment	(944)	986
Other comprehensive income	$1,335	$3,031

The components of accumulated other comprehensive income were as follows at March 31, 2009:

Accumulated Other Comprehensive Income at December 31, 2008	$4,269
Foreign Currency Translation Adjustment	(944)
Accumulated Other Comprehensive Income at March 31, 2009	$3,325

Index

Note 10 - Income Tax:

The increase in the provision for income taxes in the three months ended March 31, 2009 compared to the same period in 2008 is primarily related to higher taxable income in 2009 of our foreign subsidiary, Southwall Europe GmbH, or SEG.

For the three months ended March 31, 2009, the Company’s effective tax rate was a provision of 6.5%.  As allowed by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (FIN 18), we have used the actual effective tax rate for the three months ended March 31, 2009 as our best estimate for the tax rate for the year ending December 31, 2009, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. This rate differs from the statutory federal rate of 34% primarily due to the realization of a portion of the Company’s valuation allowance on the U.S. deferred tax asset due to the income generated by the U.S. operations through the first three months of 2009.

Realization of deferred tax assets is dependent upon the existence of sufficient taxable income.  The Company continues to maintain a valuation allowance against its remaining net deferred tax assets in the United States, as management does not believe the realization of those net deferred tax assets is “more likely than not”.  Management has made this determination based upon a number of factors, including the reversal of existing taxable temporary differences, historical earnings, expected future taxable income, and the availability of tax planning strategies.

Note 11-Joint Venture

On April 8, 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc. entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC; creating Southwall Insulating Glass, LLC (“SIG”).  Southwall Technologies Inc. has a 50% interest in the newly formed entity.  SIG manufactures insulated glass units for the domestic market.  The joint venture is being accounted for under the equity method of accounting.  As of March 31, 2009, the results of operations and the financial position of this joint venture were not material to the consolidated financial statements of the Company.  For the three months ended March 31, 2009, our share of its net loss of approximately $189 is included in “other income, net” in the accompanying condensed consolidated statement of operations.  As of March 31, 2009, Southwall IG Holdings, Inc. had invested an aggregate amount $620 in SIG, with a remaining book value of $207 at March 31, 2009, which is included in other assets in the accompanying condensed consolidated balance sheet.  In addition, Southwall IG Holdings, Inc. made two advances totaling $250 to SIG in January 2009, which are included in other current assets in the accompanying condensed consolidated balance sheet.

Note 12 – Gain on Settlement of Contingency

As of December 31, 2002, we were in default under a master sale-leaseback agreement with respect to two of our production machines. We had withheld lease payments in connection with a dispute with the leasing company, Matrix Funding Corporation.  In February 2004, we reached a settlement agreement for approximately $2,000 to be repaid over six years at a stepped rate of interest, and we returned the equipment in question.  The agreement included a confession of judgment, whereby the Company acknowledged that it would owe damages of $5,900 in the event of payment defaults under the settlement agreement. At December 31, 2004, the carrying value of the liability was $4,354.  In its assessment of the restructured debt, management factored in the $5,900 confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring at the time. The carrying value of the debt remained on the consolidated balance sheet and the liability was to be reduced as payments were made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment.  At December 31, 2008, the carrying value of the liability was $3,354.  On January 21, 2009, we paid $995, which constituted full and final payment of principal and interest on a note, pursuant to the terms of a settlement agreement resulting from a master sale-leaseback agreement.  Upon final payment of principal and interest, a formal release of the obligation under the 2004 settlement agreement was obtained from Portfolio Financial Servicing Company, the successor to Matrix Funding Corporation on January 21, 2009, and a gain of $2,359 was recognized in the first quarter of 2009 in other income in the accompanying condensed consolidated statements of operations.

Index

Note 13 – Recent Accounting Pronouncements:

In 2007, the Financial Accounting Standards Board (“FASB”) issued Staff Position Emerging Issues Task Force (“EITF 07-5”), "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock". This issue was added to the EITF's agenda with the purpose of providing an overall framework for determining whether an instrument is indexed to an entity's own stock. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 effective January 1, 2009 did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS no. 107 FSP 107-1 and APB 28-1 will be effective for us for as of the quarter ending June 30, 2009. The adoption of FSP 107-1 and APB 28-1 is not expected to have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly,” to provide guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. This FSP does not change the objective of fair value measurements when market activity declines (i.e., an exit price notion in an orderly transaction between market participants as of the measurement date under current market conditions). FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP No. FAS 157-4 is not expected to have a material impact on our consolidated financial position and result of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to provide a new model for other-than-temporary impairments (OTTI) for debt securities only. This FSP shifts the focus for debt securities from (1) an entity’s intent to hold until recovery to (2) its intent to sell, and provides for a cumulative-effect adjustment to reclassify the noncredit portion of previously recognized OTTI losses from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 is not expected to have a material impact on our consolidated financial position and result of operations.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. The FSP defers the provisions of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis subsequent to initial recognition until fiscal years beginning after November 15, 2008. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives, guarantees and certain other items. The adoption of FSP FAS 157-2 effective January 1, 2009 did not have a material impact on our consolidated financial statements.

Index

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP FAS 142-3 effective January 1, 2009 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of FSP EITF 03-6-1 effective January 1, 2009 did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP was effective upon issuance. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active. We held no financial assets classified as Level 3 (non-active level) as of March 31, 2009, and therefore; this FSP did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in SFAS 141, “Business Combinations”  that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

Index

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands):

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors”, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

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

Index

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

Index

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

In April 2008, the Company formed Southwall Insulating Glass, LLC, (“SIG”) a joint venture with Chicago-based manufacturer, Sound Solutions Windows & Doors, LLC.  SIG markets, produces and sells energy efficient, dual-pane insulated glass units which are primarily used in the production of completed window units for the residential housing and commercial building industries. SIG incorporates automated manufacturing in its production of insulated glass units to improve cost-competitiveness and establish broader adoption of its Heat Mirror® insulating glass.  The joint venture is intended to expand the markets for the Company’s Heat Mirror® products and increase the Company’s product offerings.  Southwall Insulating Glass was formed in response to the demand for higher energy efficiency in residential and commercial buildings. The joint venture combines the Company’s experience in developing advanced coated films and suspended film technology with the insulating glass production experience of Sound Solutions Windows & Doors, LLC.  SIG is located in Chicago and began production of Heat Mirror insulating glass units and other high performance insulated glass units in the second half of 2008. Our investment in the joint venture is accounted for under the equity method of accounting, with our share of its net loss included in “other income, net” in the accompanying condensed, consolidated financial statements.

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

Our three largest customers in the automotive glass and window film market, and architectural glass markets include: Saint Gobain Sekurit, Pilkington PLC and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 64% and 68% of our total revenues during the first three months of 2009 and 2008, respectively.

Under our agreement with Globamatrix, as amended, Globamatrix agreed to a 2004 minimum purchase commitment of $9,000 of product.  For each year after 2004 through the term of the contract, Globamatrix contracted to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix is contracted to purchase $14,641 of certain products in 2009. During the first three months of 2009, Globamatrix purchased approximately $2,293 of these products, and we are unable to predict purchases for the remainder of the year.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. As of March 31, 2009, our sales returns provision was approximately 2.9% of our gross revenues over a rolling twelve month period. From 2004 to 2008, our sales returns provision has averaged approximately 3.4% of gross revenues.

Index

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events cannot be forecasted with certainty, and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to:  the accrual for product returns and warranties, allowance for doubtful accounts, quarterly income taxes, inventory valuations (including reserves for excess and obsolete and impaired inventories), reserves for decommissioning costs associated with leasehold asset retirement obligations and valuation of stock-based compensation. We believe these policies are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the first three months of fiscal 2009 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2008 Form 10-K.

Three Months Ended March 31, 2009 compared with Three Months Ended March 31, 2008

Results of Operations

Net revenues. Our net revenues for the quarter ended March 31, 2009 were $6,496, a decrease of $4,074 or

39% compared to $10,570 for the same period ended March 31, 2008 primarily due to a decline in sales of automotive products and the impact of generally lower demand across all markets due to the global economic downturn.  Although demand for essentially all of our products was lower in the first quarter of 2009 compared to the first quarter of 2008, pricing has remained unchanged and the Company believes its market share has not declined.

Net revenues in the automotive market decreased by $2,896, or 49%, to $3,073 compared to $5,969 for the first quarters ended March 31, 2009 and 2008, respectively. The decrease was primarily due to decreased demand by several of our large customers.

Window film net revenues decreased by $663, or 22%, to $2,293 from $2,956 for the first quarters ended March 31, 2009 and 2008, respectively.  This was primarily due to decreased overall demand for the window film business.

Architectural net revenues decreased by $482, or 32%, to $1,040 from $1,522 for the first quarters ended March 31, 2009 and 2008, respectively.  This was primarily due to decreased worldwide demand.

Cost of revenues.  Cost of revenues decreased $1,668, or 29%, to $4,051 compared with $5,719 for the first quarters ended March 31, 2009 and 2008, respectively.  This was primarily due to lower variable costs associated with first quarter of 2009 as compared to the first quarter of 2008.

Index

Gross profit. Our gross profit decreased $2,406, or 50%, to $2,445 compared with $4,851 for the first quarters ended March 31, 2009 and 2008, respectively.  As a percentage of sales, gross profit decreased to 38% compared to 46% for the first quarters ended March 31, 2009 and 2008, respectively.  This was primarily due to fixed production costs in the first quarter of 2009 not declining at the same rate as sales volume.

Operating expenses

Research and development. Research and development expenses remained materially unchanged for the first quarter ended March 31, 2009 compared to the first quarter ended March 31, 2008.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses decreased $348 or 17%, to $1,690 compared to $2,038 for the first quarters ended March 31, 2009 and 2008, respectively. This decrease was primarily due to a reduction of $140 in bad debt expense, a reduction of $88 in costs associated with Sarbanes-Oxley compliance, and lower accrued bonus expense of $77.

Income from operations.  Income from operations decreased $2,031 to an operating income of $73 compared to operating income of $2,104 for the first quarters ended March 31, 2009 and 2008, respectively.  This decrease was primarily due to lower sales volume.

Interest expense, net. Interest expense decreased $69, or 50%, to $70 compared to $139 for the first quarters ended March 31, 2009 and 2008, respectively.  This reduction in net interest was primarily due to the reduction in total debt outstanding in 2009 compared to 2008.

Other income, net.   Other income, net increased $2,240 to $2,433 compared to $193 for the first quarters ended March 31, 2009 and 2008, respectively.  In connection with our final payment in January 2009 on the 2004 Matrix debt settlement agreement, and receipt of the formal release from the creditor of any remaining obligations to them, we recognized a $2,359 gain on the reversal of the remaining carrying value of the accrued liability.

In addition, in February 2009, the Company sold precious metal targets that remained after our Palo Alto, California manufacturing facility was closed in 2006 and production was moved to Germany.   The targets had previously been expensed in 2006, and therefore, the sale resulted in a net gain of $346 to other income in the first quarter of 2009.

These gains were offset by $189, representing our 50% share of net losses incurred by our joint venture, Southwall Insulating Glass, LLC, and a $264 fluctuation quarter over quarter in our foreign exchange loss, relating to transactions with foreign customers that were denominated in foreign currencies, principally the Euro.

Income before provision for income taxes.  Pre-tax income increased $278 to $2,436 in the first quarter of 2009 compared to $2,158 for the first quarter ended March 31, 2008. This decrease was primarily due to a significant decrease in operating income resulting from lower sales volume, offset by the significant increase in other income resulting from the reversal of the long term reserve associated with Matrix lease settlement.

Provision for income taxes. The increase in the provision for income taxes in the three months ended March 31, 2009 compared to the same period in 2008 is primarily related to higher taxable income in 2009 of our foreign subsidiary, Southwall Europe GmbH, or SEG.

For the three months ended March 31, 2009, the Company’s effective tax rate was a provision of 6.5%.  As allowed by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (FIN 18), we have used the actual effective tax rate for the three months ended March 31, 2009 as our best estimate for the tax rate for the year ending December 31, 2009, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. This rate differs from the statutory federal rate of 34% primarily due to the realization of a portion of the Company’s valuation allowance on the U.S. deferred tax asset due to the income generated by the U.S. operations through the first three months of 2009.

Index

Realization of deferred tax assets is dependent upon the existence of sufficient taxable income.  The Company continues to maintain a valuation allowance against its remaining net deferred tax assets in the United States, as Management does not believe the realization of those net deferred tax assets is “more likely than not”.  Management has made this determination based upon a number of factors, including the reversal of existing taxable temporary differences, historical earnings, expected future taxable income, and the availability of tax planning strategies.

Deemed dividend on preferred stock. We accrued $122 of deemed dividend on preferred stock in each of the first three months of 2009 and 2008, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories, for debt repayments and capital expenditures. We believe that because of the production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents decreased $2,992 from $10,768 at December 31, 2008 to $7,776 at March 31, 2009.  The primary causes for the decline in cash were the final payment of the Matrix obligation and timing differences in the collection of accounts receivable and payment of accrued liabilities.

Specifically, cash used in operating activities of $1,247 for the first three months of 2009 was primarily the result of net income of $2,279, non-cash depreciation of $622, non-cash stock compensation expense of $92 offset by a gain on the settlement of the Matrix obligation of $2,359, an increase in accounts receivable of $1,053 resulting from the timing of first quarter 2009 sales when compared to fourth quarter 2008 sales, a decrease in accounts payable and accrued liabilities of $501 and an increase in inventory of $361.

Cash used in investing activities for the first three months of 2009 was $82 and was the net result of capital expenditures of $371 partially offset by a first quarter 2009 reclassification of $261 from restricted cash to cash and cash equivalents associated with the expiration of contractual obligations relating to consigned precious metals in Germany which required a cash deposit.

Cash used in financing activities for the first three months of 2009 was $1,228, which included the final debt payment with Matrix Funding Corporation for $995.  The balance of cash outflow for financing activities was associated with scheduled payments of $233 related to repayments of other term debt and capital lease obligations.

We entered into an agreement with the Saxony government in May 1999, under which we receive investment grants. As of March 31, 2009, we had received grants of 5,000 Euros or $5,000 at the historical exchange rate and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets in our Dresden manufacturing facility. As of March 31, 2009, all government grants had been applied for or repaid.

Index

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

Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is May 19, 2009.  We are currently pursuing a renewal on the credit line, although no assurances can be given that we will be successful in obtaining a new or replacement credit facility due to restrictive credit markets that have resulted from the current, worldwide economic conditions.  We believe that even if we are unable to obtain a new loan agreement with the Bank, or any other lender, our cash reserves are adequate to maintain operations.

The foregoing does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement, and the transactions contemplated thereby or a complete explanation of material terms thereof.  We are in compliance with all covenants, and as of March 31, 2009, no amounts under this Credit Agreement were outstanding.

Borrowing Arrangements with German Banks

Our borrowing arrangements with various German banks as of March 31, 2009 are described in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements (Item 1. “Financial Statements”) set forth herein. We are in compliance with all of the covenants of the German bank loans and capital leases, and we have classified $1,000 and $3,463 outstanding under the German bank loans as a short-term liability and long-term liability, respectively, at March 31, 2009.

As of March 31, 2009, we were in compliance with all financial covenants under all financial instruments.

Capital expenditures

We expect to spend approximately $1,200 in 2009 on upgrades and refurbishment of our production machines and research and development tools. We spent approximately $371 in capital expenditures during the first three months of 2009.

Index

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating and capital leases and other non-cancelable contractual commitments were as follows at March 31, 2009:

		Less			Greater
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Term debt (1)	$4,111	$819	$816	$660	$1,816
Capital lease obligations (1)	699	300	387	12	--
Term debt and capital lease obligation Interest (1)	1,365	288	417	305	355
Other obligations (2)	2,079	--	--	- --	2,079
Operating leases (3)	976	475	501	- -	--
Indium purchase commitments (4)	115	115	--	--	--
Total Contractual Cash Obligations	$9,345	$1,997	$2,121	$977	$4,250

(1)	Represents the principal and interest allocations of loan and capital lease agreements with Portfolio Financing Servicing Company, Varilease Finance Inc. and several German Banks.

(2)	Represents accumulated dividends accrual on Series A Preferred Stock (greater than five years).

(3)	Represents the remaining rents owed on buildings we rent in Palo Alto, California.

(4)	Represents commitments to purchase a total of approximately 210 kg of Indium.

As of March 31, 2009, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.   In 2009, the monthly rent payments are $38 and will increase annually at a rate of 3% through the expiration of the lease.

As of March 31, 2009, we also had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  The monthly rent payments for this facility are $6.

Item 3--Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: The interest rate on one of our German loans has been reset to the prevailing market rate of 5.75% and another of our German loans will have its interest rate reset to the prevailing market rate on September 16, 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would have had an immaterial effect on our interest expense for the first three months of 2009.

Investment risk: We invest our excess cash in money market accounts and, by practice, make every effort to limit the amount of exposure by investing with strong, well-known institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest income in the first three months of 2009.

Index

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 78% of our total sales in the first quarter of 2009. Approximately

60% of our international revenues were denominated in Euros in the first quarter of 2009. The remaining 40% of our international sales were denominated in US dollars.  In addition, certain transactions with foreign suppliers are denominated in foreign currencies. The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $310 on net revenues for the first quarter of 2009.

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

(b)
Changes in Internal Controls.  There were no changes during the first three months of 2009 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Consequently, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II--OTHER INFORMATION

Item 1--Legal Proceedings

We may be a party to various pending judicial and administrative proceedings arising in the ordinary course of business.  While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any unrecorded liability that may result is not likely to have a material effect on our liquidity, financial condition or results of operations.

Item 1A—Risk Factors

The following information updates should be read in conjunction with the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 26, 2009.

Financial Risks

There have been no significant changes in financial risk factors for the three month period ended March 31, 2009.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Index

Operational Risks

There have been no significant changes in operational risk factors for the three month period ended March 31, 2009.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2-- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3--Defaults upon Senior Securities

None.

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

Dated: May 14, 2009
Southwall Technologies Inc.

	By:	/s/ Dennis F. Capovilla
Dennis F. Capovilla
Chief Executive Officer

	By:	/s/ Mallorie Burak
Mallorie Burak
Chief Accounting Officer