Form 10-Q
period 2009-06-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2009-08-14
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or
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

As of July 31, 2009, there were 28,709,222 shares of the registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,488	$10,768
Restricted cash	-	282
Accounts receivable, net of allowance for doubtful accounts of $103 at June 30, 2009 and $185 at December 31, 2008	5,282	3,709
Inventories, net	5,100	5,965
Other current assets	1,180	745
Total current assets	22,050	21,469

Property, plant and equipment, net	13,940	15,012
Other assets	514	804
Total assets	$36,504	$37,285

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt and capital lease obligations	$1,216	$1,767
Accounts payable	938	596
Accrued compensation	681	1,372
Other accrued liabilities	4,968	5,127
Total current liabilities	7,803	8,862

Term debt and capital lease obligations	3,658	4,501
Other long term liabilities	110	2,514
Total liabilities	11,571	15,877

Commitments and contingencies (Note 6)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at June 30, 2009 and December 31, 2008 respectively (Liquidation preference: $7,010 and $6,766 at June 30, 2009 and December 31, 2008, respectively)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 28,710 shares outstanding at June 30, 2009 and 28,707 shares outstanding at December 31, 2008	29	29
Capital in excess of par value	78,270	78,323
Accumulated other comprehensive income	4,064	4,269
Accumulated deficit	(62,240)	(66,023)
Total stockholders’ equity	20,123	16,598

Total liabilities, preferred stock and stockholders’ equity	$36,504	$37,285

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net revenues	$8,334	$13,685	$14,830	$24,255
Cost of revenues	4,636	7,960	8,687	13,679

Gross profit	3,698	5,725	6,143	10,576

Operating expenses:
Research and development	665	688	1,347	1,397
Selling, general and administrative	2,160	2,280	3,850	4,318

Total operating expenses	2,825	2,968	5,197	5,715
Income from operations	873	2,757	946	4,861

Interest expense, net	(101)	(123)	(171)	(262)
Other income (expense), net	766	(79)	3,199	114

Income before provision for income taxes	1,538	2,555	3,974	4,713

Provision for income taxes	34	207	191	320

Net income	1,504	2,348	3,783	4,393

Deemed dividend on preferred stock	122	122	244	244

Net income attributable to common stockholders	$1,382	$2,226	$3,539	$4,149

Net income per common share:

Basic	$0.05	$0.08	$0.12	$0.15
Diluted	$0.04	$0.07	$0.11	$0.13

Weighted average shares used in computing net income per common share:
Basic	28,709	28,065	28,708	27,943
Diluted	33,799	34,555	33,785	34,037

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,783	$4,393
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on settlement of liability	(2,359)	-
Deferred income tax	(44)	(16)
Gain on disposal of property, plant and equipment	(22)	-
Depreciation and amortization	1,219	1,515
Stock-based compensation	190	77
Changes in operating assets and liabilities:
Accounts receivable, net	(1,580)	(3,908)
Inventories, net	770	(887)
Other current and non-current assets	(107)	616
Accounts payable and accrued liabilities	(726)	(291)
Net cash provided by operating activities	1,124	1,499

Cash flows from investing activities:
Decrease in restricted cash	261	-
Proceeds from sale of property, plant and equipment	28	-
Expenditures for property, plant and equipment	(502)	(898)
Net cash used in investing activities	(213)	(898)

Cash flows from financing activities:
Repayments of term debt and capital lease obligations	(1,451)	(596)
Proceeds from exercise of stock options	1	179
Borrowings from equipment financing	49	473
Investment credit in Germany	221	-
Net cash (used in) provided by financing activities	(1,180)	56

Effect of foreign exchange rate changes on cash and cash equivalents	(11)	375

Net (decrease) increase in cash and cash equivalents	(280)	1,032
Cash and cash equivalents, beginning of period	10,768	6,492

Cash and cash equivalents, end of period	$10,488	$7,524

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar and share amounts in thousands, except per share data)

Note 1—Basis of Presentation:

Southwall Technologies Inc., including its wholly owned subsidiaries, Southwall Europe GmbH and Southwall IG Holdings, Inc., are hereafter referred to as the “Company,” “Southwall,” “We,” “Our” or “Us.”

The accompanying interim condensed consolidated financial statements of Southwall Technologies Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Southwall for all periods presented. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 26, 2009. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any future periods.

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

Index

Note 2–Fair Value Measurements:

The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities using available market information and valuation methodologies considered to be appropriate and has determined that the book value of those instruments at June 30, 2009 approximates fair value.

Based on borrowing rates currently available to the Company for debt with similar terms, the carrying value of our term debt approximates fair value.

Southwall invests its cash primarily in money market funds.  We utilize the market approach to measure fair value of our financial assets.

Cash and cash equivalents are summarized as follows:

	June 30, 2009

	Fair Value	Book Value
Money Market Funds, Level I	$5,877	$5,877
Certificates of Deposit, Level I	1,750	1,750
Total cash equivalents	7,627	7,627
Cash	2,861	2,861
Total cash and cash equivalents	$10,488	$10,488

	December 31, 2008

	Fair Value	Book Value
Money Market Funds, Level I	$4,119	$4,119
Certificates of Deposit, Level I	4,845	4,845
Total cash equivalents	8,964	8,964
Cash	1,804	1,804
Total cash and cash equivalents	$10,768	$10,768

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  As of June 30, 2009, the Company did not have any Level 2 instrument valuations which were obtained from readily available pricing sources for comparable instruments or any Level 3 instruments without observable market values that would require a high level of judgment to determine fair value.

Note 3—Inventories, Net:

Inventories are stated at the lower of cost (determined by the average cost method) or market. Cost includes materials, labor and manufacturing overhead.

The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of revenues.

At June 30, 2009 and December 31, 2008, inventories consisted of the following:

	June 30,	December 31,
	2009	2008
Raw materials	$2,728	$3,143
Work-in-process	753	460
Finished goods	1,619	2,362
	$5,100	$5,965

Index

Note 4--Net Income Per Common Share:

 Basic net income per common share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income per common share gives effect to all dilutive common shares potentially outstanding during the period, including stock options, warrants to purchase common stock and convertible preferred stock. The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. The Company also excludes preferred shares convertible into common stock from the computation of diluted weighted average shares outstanding, when the effect would be anti-dilutive.

At June 30, 2009 and 2008, 2,874 and 2,240 outstanding options, respectively, were excluded from the dilutive net income per common share calculation, as they were anti-dilutive because the option prices were higher than the average market prices during each of the six month periods.

The Company has accrued a deemed dividend on preferred stock of $122 for each of the three month periods ended June 30, 2009 and 2008.  The dilutive effect of convertible securities shall be reflected in diluted net income per share by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator unless their effect is anti-dilutive.

Tables summarizing net income attributable to common stockholders, basic and diluted net income per common share, and weighted shares outstanding are shown below:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net income attributable to common stockholders-basic	$1,382	$2,226	$3,539	$4,149
Add: Deemed dividend on preferred stock	122	122	244	244
Net income attributable to common stockholders-diluted	$1,504	$2,348	$3,783	$4,393

Weighted average common shares outstanding-basic	28,709	28,065	28,708	27,943
Dilutive effect of warrants	-	357	-	355
Dilutive effect of Series A preferred shares	4,893	4,893	4,893	4,893
Dilutive effect of stock options	197	1,240	184	846
Weighted average common shares outstanding - diluted	33,799	34,555	33,785	34,037

Basic net income per common share	$0.05	$0.08	$0.12	$0.15
Diluted net income per common share	$0.04	$0.07	$0.11	$0.13

Note 5 – Product Reporting:

Southwall operates in one segment.  The total net revenues for the automotive glass, window film, architectural and electronic display product lines for the three and six month periods ended June 30, 2009 and 2008 were as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Automotive glass	$3,703	$6,312	$6,776	$12,281
Window film	2,797	5,618	5,090	8,574
Architectural	1,760	1,469	2,800	2,991
Electronic display	74	286	164	409
Total net revenues	$8,334	$13,685	$14,830	$24,255

Index

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three and six month periods ended June 30, 2009 and 2008:

	Three months ended		Six months ended
	June 30,	June 30,	June 30	June 30,
	2009	2008	2009	2008
France, Germany	$3,545	$5,404	$6,494	$9,613
Japan and Pacific Rim	2,063	5,146	3,460	7,305
United States	2,148	1,997	3,592	4,403
Rest of the world	578	1,138	1,284	2,934
Total net revenues	$8,334	$13,685	$14,830	$24,255

Note 6--Commitments and Contingencies:

Commitments

The Company leases certain property and equipment as well as its facilities under noncancellable operating leases. These leases expire at various dates through 2011.

In January 2006, the Company renewed a lease agreement for its research and development facility in Palo Alto, California, and it was renewed in January 2009 for an additional twelve months. Under this lease agreement, the Company had accrued $500 for leasehold retirement obligations, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet. The method and timing of payments are not yet finalized, and therefore, this estimate of our liability could differ from the actual future settlement amount.

Index

Term Debt and Capital Lease Obligations

As of June 30, 2009, the Company's term debt and capital lease obligations consisted of the following:

			Term Debt	Capital Lease	Total Debt
			Balance at	Balance at	Balance at	Due Over	Balance at
			June 30,	June 30,	June 30,	Next	December 31,
Description	Rate		2009	2009	2009	12 Months	2008
German bank loan dated May 12, 1999 (10 year)	6.13%		$245	$--	$245	$245	$485
German bank loan dated May 28, 1999 (20 year)	7.10	%(1)	3,512	--	3,512	351	3,524
German bank loan dated May 28, 2000 (10 year)	7.15	%(2)	414	--	414	331	582
Settlement agreement dated February 20, 2004	(3)		--	--	--	--	1,000
Total Term Debt			4,171	--	4,171	927	5,591

German bank financed lease dated June 1, 2008	7.518	%(4)	--	387	387	192	437
US financing agreement dated May 20, 2008	19.80	%(5)	--	460	460	97	318
Total Capital Leases			--	847	847	289	755

Less interest on capital leases			--	144	144	--	78

Total term debt and capital lease obligations			4,171	703	4,874	1,216	6,268

Less current portion			927	289	1,216	--	1,767

Total term debt and capital lease obligations, non-current			$3,244	$414	$3,658	$1,216	$4,501

(1) Interest rate will be reset to the then prevailing market rate on September 16, 2009.

(2) Interest rate is fixed at 7.15% until final repayment in 2010.

(3) Interest rate was 7% for 2008.

(4) Interest rate is fixed at 7.518% until payoff.

(5) Implied interest rate based on a lease rate factor.

Contingencies

We are involved in various legal matters which may result in monetary judgments or settlement agreements, therefore, we have reserved for these possible outcomes.

We are involved in certain other legal actions arising in the ordinary course of business. We believe, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, our consolidated financial position, results of operations or cash flows.

Index

Note 7--Stock-Based Compensation:

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 2007 Long Term Incentive Plan (“2007 Plan”) which authorizes the granting of up to 10,000 shares of common stock. Under the terms of the 2007 Plan, the Company can grant both incentive stock options and nonstatutory stock options.  Grants issued under the 2007 Plan vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise options within a period of three months after such termination of service occurs.  The 2007 Plan provides for longer expiration periods for employees who are terminated, but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration is three months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct. As of June 30, 2009, there were 7,689 shares of common stock available for grant under the 2007 Plan.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Cost of sales	$2	$5	$5	$7
Research and development	18	(12)	32	1
Selling, general and administrative	78	36	153	69
Stock-based compensation expense before income taxes	98	29	190	77
Provision for income taxes	-	-	-	-
Net stock-based compensation expense	$98	$29	$190	$77

There were $1 and $179 cash proceeds from the exercises of stock options for the six month periods ended June 30, 2009 and 2008.  The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted during the three month and six month periods ended June 30, 2009 and 2008, respectively:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Expected life (in years)	5.0	5.4	5.18	5.67
Risk-free interest rate	1.97%	3.16%	1.97%	3.08%
Volatility	107.88%	79.0%	107.75%	81.0%
Dividend	-	-	-	-
Per share weighted-average fair value at grant date	$0.49	$0.79	$0.49	$0.53

Index

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

The Company has not in the past and does not plan to issue dividends in the future.

For the three and six month periods ended June 30, 2009 and 2008, a 23.13% forfeiture rate was used by the Company in calculating the option expense.

Stock option activity for the six months ended June 30, 2009 was as follows:

	Weighted-Average Shares	Contractual Term Exercise Price	Weighted-Average Remaining Aggregate (in years)	Intrinsic Value

Outstanding at December 31, 2008	4,805	$0.91
Grants	1,005	0.62
Exercises	(3)	0.45
Forfeitures or expirations	(101)	5.71
Outstanding at June 30, 2009	5,706	0.78	7.17	$1,409
Vested and expected to vest at June 30, 2009	4,802	0.79	6.82	$1,165
Exercisable at June 30, 2009	3,046	0.86	5.76	$673

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e.: the difference between Southwall’s closing stock price on the last trading day of its second quarter of 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2009.  This amount changes based on the fair market value of Southwall’s stock.  Total intrinsic value of options exercised was $0.4 for the three month and six month periods ended June 30, 2009. Total fair value of options granted was $424 and $494 for the three and six month periods ended June 30, 2009.

As of June 30, 2009, $662 of total unrecognized compensation cost, net of forfeitures, related to stock options was expected to be recognized over a weighted-average period of approximately 2.92 years.

Note 8 - Warranties:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on historical experience. The activity in the reserve for sales returns and warranties account during the six month periods ended June 30, 2009 and 2008 was as follows:

	Balance at			Balance at
	December 31,			June 30,
	2007	Provision	Utilized	2008
Accrued sales returns and warranty	$1,102	$850	$(667)	$1,285

	Balance at			Balance at
	December 31,			June 30,
	2008	Provision	Utilized	2009
Accrued sales returns and warranty	$1,321	$(194)	$(233)	$894

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

The components of comprehensive income for the three and six month periods ended June 30, 2009 and June 30, 2008 were as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net income	$1,504	$2,348	$3,783	$4,393
Foreign currency translation adjustment	739	(111)	(205)	875
Comprehensive income	$2,243	$2,237	$3,578	$5,268

Note 10 - Income Tax:

The decrease in the provision for income taxes in the six months ended June 30, 2009 compared to the same period in 2008 is primarily related to less taxable income in the U.S. subject to alternative minimum tax and investment tax credits received by our foreign subsidiary, Southwall Europe GmbH, or SEG.

For the six months ended June 30, 2009, the Company’s effective tax rate was 4.8%.  We use the actual effective tax rate for the six months ended June 30, 2009 as our best estimate for the tax rate for the year ending December 31, 2009, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. This rate differs from the statutory federal rate of 34% primarily due to the application of a portion of the Company’s valuation allowance on the U.S. deferred tax asset due to the income generated by the U.S. operations through the first six months of 2009.

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

Note 11-Joint Venture

On April 8, 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc. entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC; creating Southwall Insulating Glass, LLC (“SIG”).  Southwall Technologies Inc. has a 50% interest in the newly formed entity.  SIG manufactures insulated glass units for the domestic market.  The joint venture is being accounted for under the equity method of accounting.  As of June 30, 2009, the results of operations and the financial position of this joint venture were not material to the consolidated financial statements of the Company.  For the three and six months ended June 30, 2009, our share of its net losses of approximately $200 and $389 respectively is included in “other income, net” in the accompanying condensed consolidated statements of operations.  As of June 30, 2009, Southwall IG Holdings, Inc. had invested an aggregate amount of $920 in SIG, with a remaining book value of $310 at June 30, 2009, which is included in other assets in the accompanying condensed consolidated balance sheet.  In addition, Southwall IG Holdings, Inc. has advanced a total of $300 to Sound Solutions during the first six months of 2009, which is included in other current assets in the accompanying condensed consolidated balance sheet.

Index

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

Note 13 – Credit Agreement with Wells Fargo Bank

In June 2009, we entered into a new Credit Agreement with Wells Fargo Bank (“Bank”).  The Credit Agreement provides for a $3 million revolving line of credit.  Advances under the line exceeding $1,500 will be limited to 80% of eligible accounts receivable.  The Company will not be eligible for additional borrowings if the Company’s consolidated cash balance falls below $3,000.  Amounts borrowed under the facility bear interest at either Prime plus 0.75% or LIBOR plus 3.5%, determined at the discretion of the Company, and is annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by our assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements.

Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is June 2010.  As of June 30, 2009, we had no balance outstanding on our line of credit.

Note 14 – Subsequent events

The Company has evaluated the occurrence of subsequent events from the balance sheet date through August 13, 2009, the day prior to issuing our unaudited condensed consolidated financial statements.

Note 15 – Recent Accounting Pronouncements:

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

Index

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS no. 107.  FSP 107-1 and APB 28-1 were effective for us in the quarter ended June 30, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly,” to provide guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. This FSP does not change the objective of fair value measurements when market activity declines (i.e., an exit price notion in an orderly transaction between market participants as of the measurement date under current market conditions). FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP No. FAS 157-4 did not have a material impact on our consolidated financial position and result of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to provide a new model for other-than-temporary impairments (OTTI) for debt securities only. This FSP shifts the focus for debt securities from (1) an entity’s intent to hold until recovery to (2) its intent to sell, and provides for a cumulative-effect adjustment to reclassify the noncredit portion of previously recognized OTTI losses from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial position and result of operations.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. SFAS No. 167 will be effective for our Company on January 1, 2010, and will be applied prospectively. Under SFAS No. 167, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is evaluating the impact that the adoption of SFAS No. 167 will have on our consolidated financial statements. Based on our initial assessment, we anticipate that certain entities not currently consolidated under the provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" may be consolidated subsequent to the adoption of SFAS No. 167. Management is currently in the process of determining whether the adoption of SFAS No. 167 will have a material impact on our consolidated financial statements.

Index

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162 (FAS 168).” FAS 168 will serve as the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles. Accordingly, all other accounting literature not included is considered non-authoritative. FAS 168 is effective on a prospective basis for interim and annual periods ending after September 15, 2009. The Company does not expect that the adoption of FAS 168 will impact the Company’s results of operations, financial position or liquidity.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for our Company in the quarter ended June 30, 2009. The adoption of SFAS No. 165 had no impact on our consolidated financial statements.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP was effective upon issuance. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active. We held no financial assets classified as Level 3 (non-active level) as of June 30, 2009, and therefore, this FSP did not have a material impact on our consolidated financial statements.

Index

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in SFAS 141, “Business Combinations”  that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We expect SFAS 141R will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made, if any, in the future.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands):

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors”, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

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

Index

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

XIR®, XUV®, Triangle Design®, Superglass®, Heat Mirror®, California Series®, Solis®, ETCH-A-FLEX®, and Southwall® are registered trademarks of Southwall. V-KOOL® is a registered trademark of V-Kool International Holdings Pte. Ltd., a distributor of the Company’s products.  All other trade names and trademarks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

Overview

As a manufacturer of energy saving films and glass products for the domestic and international automotive and architectural markets, the Company is dependent upon car sales and new commercial and residential real estate construction.  Both the automotive and building industries are experiencing material sales declines resulting from the current global economic weakness.  The financial conditions of many companies in these industries are deteriorating.  These sales declines and the financial condition of these companies could materially reduce our revenue and income for the remainder of 2009 and beyond.  In addition, the weak economic climate could affect our suppliers which could have an adverse impact on our ability to manufacture products and our costs of such manufacturing.

Index

The current global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which have had and could continue to have a negative effect on our business, results of operations, financial condition and liquidity.  Many of our customers, distributors and suppliers have been or may be severely affected by the current economic conditions. Current or potential customers and suppliers and subcontractors may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults.  Further, suppliers and subcontractors may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our gross margins.  Our suppliers and subcontractors may also impose more stringent payment terms on us.  The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected.

Global production of automobiles and commercial and residential real estate construction declined significantly in 2008 and has declined further in 2009.  As a manufacturer of energy saving films and glass products for the domestic and international automotive and architectural markets, we are dependent upon automobile sales, and new commercial and residential real estate construction.  We sell a substantial portion of our products to a relatively small number of OEMs, and the timing and amount of our sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products, such as automobiles and commercial and residential real estate construction, into which our products are incorporated.  Continuing declines in the automobile and commercial and residential real estate markets could adversely impact our sales volume, and could cause certain of our customers and suppliers to experience liquidity problems, potentially resulting in our write-off of amounts due from these customers and cost impacts of changing suppliers.  Additionally, a change in our suppliers or other delays or problems suffered by our suppliers could have an adverse impact on our ability to manufacture our products on a timely basis, if at all.  If our significant customers or suppliers fail or significantly reduce their operations or purchases from us, our business will be negatively impacted.  As a result, our revenues, income and financial condition have declined during the first six months of 2009 and may continue to do so for the remainder of 2009 and beyond.

In April 2008, the Company formed Southwall Insulating Glass, LLC, (“SIG”) a joint venture with Chicago-based manufacturer, Sound Solutions Windows & Doors, LLC.  SIG markets, produces and sells, dual-pane insulated glass units which are primarily used in the production of completed window units for the residential housing and commercial building industries. SIG incorporates automated manufacturing in its production of insulated glass units to improve cost-competitiveness and establish broader adoption of its Heat Mirror® insulating glass.  The joint venture is intended to expand the markets for the Company’s Heat Mirror® products and increase the Company’s product offerings.  Southwall Insulating Glass was formed in response to the demand for higher energy efficiency in residential and commercial buildings. The joint venture combines the Company’s experience in developing advanced coated films and suspended film technology with the insulating glass production experience of Sound Solutions Windows & Doors, LLC.  SIG is located in Chicago and began production of Heat Mirror insulating glass units and other high performance insulated glass units in the second half of 2008. Our investment in the joint venture is accounted for under the equity method of accounting, with our share of its net loss included in “other income, net” in the accompanying condensed, consolidated financial statements.

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

Index

Our three largest customers in the automotive glass and window film market, and architectural glass markets include: Saint Gobain Sekurit, Pilkington PLC and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 64% and 69% of our total revenues during the first six months of 2009 and 2008, respectively.

Under our agreement with Globamatrix, as amended, Globamatrix agreed to a 2004 minimum purchase commitment of $9,000 of product.  For each year after 2004 through the term of the contract, Globamatrix contracted to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. Globamatrix is contracted to purchase $14,641 of certain products in 2009. During the first six months of 2009, Globamatrix purchased approximately $5,090 of these products, and we are unable to predict purchases for the remainder of the year.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. For the six months ended June 30, 2009, our sales returns provision averaged approximately (1.3%) of our gross revenues. From 2004 to 2008, our sales returns reserve has averaged approximately 3.4% of gross revenues.  The sales returns and allowances reserve as of June 30, 2009 was 2.7% of gross sales based on a rolling twelve month average.

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

We believe there have been no significant changes during the first six months of fiscal 2009 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2008 Form 10-K.

Three Months Ended June 30, 2009 compared with Three Months Ended June 30, 2008

Results of Operations

Net revenues. Our net revenues for the quarter ended June 30, 2009 were $8,334, a decrease of $5,351 or 39.1% compared to $13,685 for the same period ended June 30, 2008 primarily due to a decline in sales of automotive products and the impact of generally lower demand across all markets due to the global economic downturn.  Although demand for essentially all of our products was lower in the second quarter of 2009 compared to the second quarter of 2008, pricing has remained unchanged and the Company believes its market share has not changed materially.

Index

Net revenues in the automotive market decreased by $2,609, or 41.3%, to $3,703 compared to $6,312 for the second quarters ended June 30, 2009 and 2008, respectively. The decrease was primarily due to decreased demand by several of our large customers.

Window film net revenues decreased by $2,821, or 50.2%, to $2,797 from $5,618 for the second quarters ended June 30, 2009 and 2008, respectively.  This was primarily due to decreased overall demand for the window film business in the Asian markets.

Architectural net revenues increased by $291, or 19.8%, to $1,760 from $1,469 for the second quarters ended June 30, 2009 and 2008, respectively.  This was primarily due to increased demand in certain markets, including China.

Cost of revenues.  Cost of revenues decreased $3,324, or 41.8%, to $4,636 compared with $7,960 for the second quarters ended June 30, 2009 and 2008, respectively.  This was primarily due to lower variable costs associated with second quarter of 2009 as compared to the second quarter of 2008.

Gross profit. Second quarter 2009 gross profit decreased $2,027, or 35.4%, to $3,698 from $5,725 in the second quarter of 2008.  As a percentage of sales, gross profit increased to 44.4% compared to 41.8% in the second quarter of 2008.  This was primarily due to lower production costs in the second quarter of 2009 due to lower sales volume as well as lower credits issued for returns and allowances.

Operating expenses

Research and development. Research and development expenses remained materially unchanged for the second quarter ended June 30, 2009 compared to the second quarter ended June 30, 2008.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses decreased $120 or 5.3%, to $2,160 compared to $2,280 for the second quarters ended June 30, 2009 and 2008, respectively. This decrease was primarily due to the closure of our Japan office, lower accrued bonus expense and cost reduction measures.  The reduced expense was offset by a reserve for potential litigation expense.

Income from operations.  Income from operations decreased $1,884, or 68.3%, to an operating income of $873 compared to operating income of $2,757 for the second quarters ended June 30, 2009 and 2008, respectively.  This decrease was primarily due to lower sales volume and the reserve described above.

Interest expense, net. Interest expense decreased $22, or 17.9%, to $101 compared to $123 for the second quarters ended June 30, 2009 and 2008, respectively.  This reduction in net interest was primarily due to the reduction in total debt outstanding in 2009 compared to 2008.

Other income (expense), net.   Other income, net increased $845 to income of $766 compared to expense of $79 for the second quarters ended June 30, 2009 and 2008, respectively primarily due to a final royalty payment received from Sunfilm; reversal of a reserve associated with the Saechsische AufbauBank (SAB) grants in Germany and foreign exchange gains relating to transactions with foreign customers that were denominated in foreign currencies, principally the Euro.  These gains were partially offset by $200, representing our 50% share of net losses incurred by our joint venture, Southwall Insulating Glass, LLC.

Index

Income before provision for income taxes.  Pre-tax income decreased $1,017 to $1,538 in the second quarter of 2009 compared to $2,555 for the second quarter ended June 30, 2008. This decrease was primarily due to a significant decrease in operating income resulting from lower sales volume.

Provision for income taxes. The decrease in the provision for income taxes for the three months ended June 30, 2009 compared to the same period in 2008 is primarily related to less taxable income in the U.S. subject to alternative minimum tax and investment tax credits received by our foreign subsidiary, Southwall Europe GmbH, or SEG.

For the six months ended June 30, 2009, the Company’s effective tax rate was 4.8%.  We use the actual effective tax rate for the six months ended June 30, 2009 as our best estimate for the tax rate for the year ending December 31, 2009, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. This rate differs from the statutory federal rate of 34% primarily due to the application of a portion of the Company’s valuation allowance on the U.S. deferred tax asset due to the income generated by the U.S. operations through the first three months of 2009.

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

Deemed dividend on preferred stock. We accrued $122 of deemed dividend on preferred stock in the second quarter of 2009 and 2008, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

Six Months Ended June 30, 2009 compared with Six Months Ended June 30, 2008

Results of Operations

Net revenues. Our net revenues for the six months ended June 30, 2009 were $14,830, a decrease of $9,425 or 38.9% compared to $24,255 for the same period ended June 30, 2008 primarily due to a decline in sales of automotive products and the impact of generally lower demand across all markets due to the global economic downturn.  Although demand for essentially all of our products was lower in the six month period ended 2009 compared to the six month period ended of June 2008, pricing has remained unchanged and the Company believes its market share has not changed materially.

Net revenues in the automotive market decreased by $5,505, or 44.8%, to $6,776 compared to $12,281 for the six months ended June 30, 2009 and 2008, respectively. The decrease was primarily due to decreased demand by several of our large customers.

Window film net revenues decreased by $3,484, or 40.6%, to $5,090 from $8,574 for the six month period ended June 30, 2009 and 2008, respectively.  This was primarily due to decreased overall demand for the window film business in the Asian markets.

Architectural net revenues decreased by $191, or 6.4%, to $2,800 from $2,991 for the six month period ended June 30, 2009 and 2008, respectively.  This was primarily due to decreased worldwide demand in certain markets, including China.

Index

Cost of revenues.  Cost of revenues decreased $4,992, or 36.5%, to $8,687 compared with $13,679 for the six month period ended June 30, 2009 and 2008, respectively.  This was primarily due to lower variable costs in 2009 as compared to 2008.

Gross profit. Six month 2009 gross profit decreased $4,433, or 41.9%, to $6,143 compared with $10,576 for the six month period ended June 30, 2008.  As a percentage of sales, gross profit decreased to 41.4% compared to 43.6% in the second quarter of 2008. This was primarily due to fixed production costs for the six month period ended June 30, 2009 not declining at the same rate as sales volume.

Operating expenses

Research and development. Research and development expenses remained materially unchanged for the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses decreased $468 or 10.8%, to $3,850 compared to $4,318 for the six month period ended June 30, 2009 and 2008, respectively. This decrease was primarily due to lower sales and marketing costs due to closure of Japan office, lower marketing & publicity costs, lower bad debts expense and lower accrued bonus expenses and cost reduction measures.  The reduced expense was partially offset by a reserve for potential litigation expense.

Income from operations.  Income from operations decreased $3,915 to an operating income of $946 compared to operating income of $4,861 for the six month period ended June 30, 2009 and 2008, respectively.  This decrease was primarily due to lower sales volume.

Interest expense, net. Interest expense decreased $91, or 34.7%, to $171 compared to $262 for the six month period ended June 30, 2009 and 2008, respectively.  This reduction in net interest was primarily due to the reduction in total debt outstanding in 2009 compared to 2008.

Other income (expense), net.   Other income, net increased $3,085 to $3,199 in the first six months of 2009 compared to $114 for the first six months of 2008 primarily due to a gain from the reversal of the Matrix debt settlement reserve of $2,359 in the first quarter of 2009,the reversal of a reserve associated with government grants in Germany, receipt of the final milestone payment under the Technology and Services agreement with Sunfilm and a foreign exchange gain relating to transactions with foreign customers that were denominated in foreign currencies, principally the Euro.  In addition, in February 2009, the Company sold precious metal targets that remained after our Palo Alto, California manufacturing facility was closed in 2006 and production was moved to Germany. The targets had previously been expensed in 2006, and therefore, the sale resulted in a net gain of $346 to other income in the first quarter of 2009.  These gains were offset by $389, representing our 50% share of net losses incurred by our joint venture, Southwall Insulating Glass, LLC.

Income before provision for income taxes.  Pre-tax income decreased $739 to $3,974 in the six month period ended June 30, 2009 compared to $4,713 for the six month period ended June 30, 2008. This decrease was primarily due to a significant decrease in operating income resulting from lower sales volume, offset by the significant increase in other income resulting from the reversal of the long term reserve associated with the Matrix debt settlement and receipt of the final milestone payment due from Sunfilm.

Provision for income taxes. The decrease in the provision for income taxes in the six months ended June 30, 2009 compared to the same period in 2008 is primarily related to less taxable income in the U.S. subject to alternative minimum tax and investment tax credits received by our foreign subsidiary, Southwall Europe.

Index

For the six months ended June 30, 2009, the Company’s effective tax rate was 4.8%.  We use the actual effective tax rate for the six months ended June 30, 2009 as our best estimate for the tax rate for the year ending December 31, 2009, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. This rate differs from the statutory federal rate of 34% primarily due to the application of a portion of the Company’s valuation allowance on the U.S. deferred tax asset due to the income generated by the U.S. operations through the first six months of 2009.

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

Deemed dividend on preferred stock. We accrued $244 of deemed dividend on preferred stock in each of the six month periods of 2009 and 2008, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories, for debt repayments and capital expenditures.  Our cash and cash equivalents decreased $280 from $10,768 at December 31, 2008 to $10,488 at June 30, 2009.  The primary causes for the decline in cash were the final payment of the Matrix obligation and timing differences in the collection of accounts receivable and payment of accrued liabilities.

Cash provided by operating activities of $1,124 for the first six months of 2009 was primarily the result of net income of $3,783, non-cash depreciation of $1,219, non-cash stock compensation expense of $190 and a decrease in inventory of $770 offset by a non-cash gain on the settlement of the Matrix obligation of $2,359, an increase in accounts receivable of $1,580 resulting from the timing of second quarter 2009 sales when compared to first quarter 2009 sales, a decrease in accounts payable and accrued liabilities of $726, an increase in other current and non-current assets of $107, an increase in deferred income tax of $44 and a gain from the disposal of property, plant and equipment of $22.

Cash used in investing activities for the first six months of 2009 was $213 and was the net result of capital expenditures of $502 partially offset by a first quarter 2009 reclassification of $261 from restricted cash to cash and cash equivalents associated with the expiration of contractual obligations relating to consigned precious metals in Germany, which required a cash deposit, and proceeds from sale of property, plant and equipment of $28.

Cash used in financing activities for the first six months of 2009 was $1,180, which included the final debt payment with Matrix Funding Corporation for $995 and $456 associated with scheduled payments related to other term debt and capital lease obligations. This was partially offset by investment tax credits received for fixed asset purchases in Germany of $221, borrowings from equipment financing of $49 and cash proceeds from the exercise of stock options of $1.

We entered into an agreement with the Saxony government in May 1999, under which we receive investment grants. As of June 30, 2009, we had received grants of 5,000 Euros or $5,000 at the historical exchange rate and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets in our Dresden manufacturing facility. As of June 30, 2009, all government grants had been applied for or repaid.

Index

Borrowing arrangements

Credit Agreement with Wells Fargo Bank

In June 2009, we entered into a new Credit Agreement with Wells Fargo Bank (“Bank”).  The Credit Agreement provides for a $3 million revolving line of credit.  Advances under the line exceeding $1,500 will be limited to 80% of eligible accounts receivable.  The Company will not be eligible for additional borrowings if the Company’s consolidated cash balance falls below $3,000.  Amounts borrowed under the facility bear interest at either Prime plus 0.75% or LIBOR plus 3.5%, determined at the discretion of the Borrower, and is annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by our assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements.

Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is June 2010.  As of June 30, 2009, we had no balance outstanding on our line of credit.

The foregoing does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement, and the transactions contemplated thereby or a complete explanation of material terms thereof.  We are in compliance with all covenants, and as of June 30, 2009, no amounts under this Credit Agreement were outstanding.

Borrowing Arrangements with German Banks

Our borrowing arrangements with various German banks as of June 30, 2009 are described in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements (Item 1. “Financial Statements”) set forth herein. We are in compliance with all of the covenants of the German bank loans and capital leases, and we have classified $1,119 and $3,439 outstanding under the German bank loans as a short-term liability and long-term liability, respectively, at June 30, 2009.

As of June 30, 2009, we were in compliance with all financial covenants under all financial instruments.

Capital expenditures

We expect to spend approximately $1,200 in 2009 on upgrades and refurbishment of our production machines and research and development tools. We spent approximately $131 and $502 in capital expenditures respectively during the three and six month periods ended June 30, 2009.

Index

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating and capital leases and other non-cancelable contractual commitments were as follows at June 30, 2009:

		Less			Greater
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Term debt (1)	$4,171	$927	$785	$702	$1,757
Capital lease obligations (1)	703	289	414	--	--
Term debt and capital lease obligation interest (1)	1,481	348	478	430	225
Other obligations (2)	2,202	--	--	- --	2,202
Operating leases (3)	965	492	473	- -	--
Total Contractual Cash Obligations	$9,522	$2,056	$2,150	$1,132	$4,184

(1)	Represents the principal and interest allocations of loan and capital lease agreements with Varilease Finance Inc. and several German Banks.

(2)	Represents accumulated dividends accrual on Series A Preferred Stock (greater than five years).

(3)	Represents the remaining rents owed on buildings we rent in Palo Alto, California.

As of June 30, 2009, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.   In 2009, the monthly rent payments are $38 and will increase annually at a rate of 3% through the expiration of the lease.

As of June 30, 2009, we also had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  The monthly rent payments for this facility are $6.

Item 3--Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: The interest rate on one of our German loans has been reset to the prevailing market rate of 6.13% and another of our German loans will have its interest rate reset to the prevailing market rate on September 16, 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would have had an immaterial effect on our interest expense for the first six months of 2009.

Investment risk: We invest our excess cash in money market accounts and, by practice, make every effort to limit the amount of exposure by investing with strong, well-known institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest income in the first six months of 2009.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 74% of our total sales in the second quarter of 2009. Approximately 58% of our international revenues were denominated in Euros in the second quarter of 2009. The remaining 42% of our international sales were denominated in US dollars.  In addition, certain transactions with foreign suppliers are denominated in foreign currencies. The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $362 on net revenues for the second quarter of 2009.

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

(b)
Changes in Internal Controls.  There were no changes during the three and six month periods ended June 30, 2009 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Consequently, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II--OTHER INFORMATION

Item 1--Legal Proceeding

We are involved in various legal matters which may result in monetary judgments or settlement agreements; therefore, we have reserved for these possible outcomes.  In addition, we may be a party to various pending judicial and administrative proceedings arising in the ordinary course of business.  While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any unrecorded liability that may result is not likely to have a material effect on our liquidity, financial condition or results of operations.

Item 1A—Risk Factors

The following information updates should be read in conjunction with the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 26, 2009.

Financial Risks

There have been no significant changes in financial risk factors for the six month period ended June 30, 2009.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Operational Risks

There have been no significant changes in operational risk factors for the six month periods ended June 30, 2009.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Index

Item 2-- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3--Defaults upon Senior Securities

None.

Item 4--Submission of Matters to a Vote of Stockholders

On May 13, 2009, we held our Annual Meeting of Stockholders.  The number of shares outstanding and eligible to vote as of April 1, 2009, the record date, was 28,706,222 shares.  The following matters were voted upon:

1.
Our stockholders elected William A. Berry, George Boyadjieff, Dennis Bunday, Jami K. Nachtsheim, R. Eugene Goodson, Andre R. Horn and Peter E. Salas as directors to serve until the 2010 Annual Meeting of Stockholders and until their successors are elected.

The vote for each director was as follows:

Director	For	Withheld

William A. Berry	26,513,770	204,359

George Boyadjieff	26,560,114	158,015

Dennis Bunday	26,589,968	128,161

Jami K. Nachtsheim	26,584,570	133,559

R. Eugene Goodson	26,562,570	155,559

Andre R. Horn	26,585,170	132,959

Peter E. Salas	26,570,670	147,459

Item 5--Other Information

None.

Index

Item 6--Exhibits

(a) Exhibits

Exhibit
Number	Item
10.01	Agreement with Wells Fargo Bank, National Association

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2009
Southwall Technologies Inc.

	By:	/s/ Dennis F. Capovilla
Dennis F. Capovilla
Chief Executive Officer

	By:	/s/ Mallorie Burak
Mallorie Burak
Chief Accounting Officer