Form 10-Q
period 2009-09-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2009-11-10
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒       No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer    ☐       Accelerated filer    ☐       Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐       No     ☒

As of October 30, 2009, there were 28,767,839 shares of the registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,845	$10,768
Restricted cash	-	282
Accounts receivable, net of allowance for doubtful accounts of $117 at September 30, 2009 and $185 at December 31, 2008	4,799	3,709
Inventories, net	4,677	5,965
Other current assets	1,302	745
Total current assets	23,623	21,469

Property, plant and equipment, net	14,233	15,012
Other assets	407	804
Total assets	$38,263	$37,285

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt and capital lease obligations	$1,141	$1,767
Accounts payable	1,190	596
Accrued compensation	958	1,372
Other accrued liabilities	5,085	5,127
Total current liabilities	8,374	8,862

Term debt and capital lease obligations	3,639	4,501
Other long term liabilities	84	2,514
Total liabilities	12,097	15,877

Commitments and contingencies (Note 6)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at September 30, 2009 and December 31, 2008 (Liquidation preference: $7,132 and $6,766 at September 30, 2009 and December 31, 2008, respectively)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 28,768 shares outstanding at September 30, 2009 and 28,707 shares outstanding at December 31, 2008	29	29
Capital in excess of par value	78,292	78,323
Accumulated other comprehensive income	4,565	4,269
Accumulated deficit	(61,530)	(66,023)
Total stockholders’ equity	21,356	16,598

Total liabilities, preferred stock and stockholders’ equity	$38,263	$37,285

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net revenues	$8,600	$10,632	$23,430	$34,887
Cost of revenues	4,867	6,383	13,554	20,063

Gross profit	3,733	4,249	9,876	14,824

Operating expenses:
Research and development	771	976	2,118	2,372
Selling, general and administrative	1,960	1,852	5,810	6,170

Total operating expenses	2,731	2,828	7,928	8,542
Income from operations	1,002	1,421	1,948	6,282

Interest expense, net	(321)	(170)	(492)	(433)
Other income (expense), net	12	(238)	3,211	(123)

Income before provision for income taxes	693	1,013	4,667	5,726

Provision for (benefit from) income taxes	(17)	5	174	326

Net income	710	1,008	4,493	5,400

Deemed dividend on preferred stock	122	122	366	367

Net income attributable to common stockholders	$588	$886	$4,127	$5,033

Net income per common share:

Basic	$0.02	$0.03	$0.14	$0.18
Diluted	$0.02	$0.03	$0.13	$0.16

Weighted average shares used in computing net income per common share:
Basic	28,728	28,409	28,715	28,099
Diluted	34,685	34,681	34,085	34,016

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$4,493	$5,400
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on settlement of liability	(2,359)	-
Deferred income tax	(77)	(49)
Gain on disposal of property, plant and equipment	(24)	-
Depreciation and amortization	1,911	2,054
Stock-based compensation	294	162
Changes in operating assets and liabilities:
Accounts receivable, net	(1,072)	(840)
Inventories, net	1,336	(304)
Other current and non-current assets	(65)	827
Accounts payable and accrued liabilities	(258)	(870)
Net cash provided by operating activities	4,179	6,380

Cash flows from investing activities:
Decrease in restricted cash	261	-
Proceeds from sale of property, plant and equipment	34	-
Expenditures for property, plant and equipment	(975)	(1,047)
Net cash used in investing activities	(680)	(1,047)

Cash flows from financing activities:
Repayments of term debt and capital lease obligations	(1,719)	(883)
Proceeds from exercise of stock options	42	293
Borrowings from equipment financing	26	603
Investment credit in Germany	221	-
Net cash (used in) provided by financing activities	(1,430)	13

Effect of foreign exchange rate changes on cash and cash equivalents	8	(165)

Net increase in cash and cash equivalents	2,077	5,181
Cash and cash equivalents, beginning of period	10,768	6,492

Cash and cash equivalents, end of period	$12,845	$11,673

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

The accompanying interim condensed consolidated financial statements of Southwall Technologies Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Southwall for all periods presented. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 26, 2009. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any future periods.

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

Note 2–Fair Value Measurements:

The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities using available market information and valuation methodologies considered to be appropriate and has determined that the book value of those instruments at September 30, 2009 approximates fair value.

Based on borrowing rates currently available to the Company for debt with similar terms, the carrying value of our term debt approximates fair value.

Southwall invests its cash and cash equivalents primarily in money market funds.  We utilize the market approach to measure fair value of our financial assets.

Cash and cash equivalents are summarized as follows:

	September 30, 2009

	Fair Value	Book Value
Money Market Funds, Level I	$6,046	$6,046
Certificates of Deposit, Level I	3,750	3,750
Total cash equivalents	9,796	9,796
Cash	3,049	3,049
Total cash and cash equivalents	$12,845	$12,845

	December 31, 2008

	Fair Value	Book Value
Money Market Funds, Level I	$4,119	$4,119
Certificates of Deposit, Level I	4,845	4,845
Total cash equivalents	8,964	8,964
Cash	1,804	1,804
Total cash and cash equivalents	$10,768	$10,768

Index

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  As of September 30, 2009, the Company did not have any Level 2 instrument valuations which were obtained from readily available pricing sources for comparable instruments or any Level 3 instruments without observable market values that would require a high level of judgment to determine fair value.

Note 3—Inventories, Net:

Inventories are stated at the lower of cost (determined by the average cost method) or market. Cost includes materials, labor and manufacturing overhead.

The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of revenues.

At September 30, 2009 and December 31, 2008, inventories consisted of the following:

	September 30,	December 31,
	2009	2008
Raw materials	$2,313	$3,143
Work-in-process	905	460
Finished goods	1,459	2,362
	$4,677	$5,965

Note 4--Net Income Per Common Share:

Basic net income per common share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income per common share gives effect to all dilutive common shares potentially outstanding during the period, including stock options and convertible preferred stock.  The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. The Company also excludes preferred shares convertible into common stock from the computation of diluted weighted average shares outstanding, when the effect would be anti-dilutive.

 At September 30, 2009 and 2008, 2,411 and 2,122 outstanding options, respectively, were excluded from the dilutive net income per common share calculation, as they were anti-dilutive because the option prices were higher than the average market prices during each of the nine month periods.

The Company has accrued a deemed dividend on preferred stock of $122 for each of the three month periods ended September 30, 2009 and 2008.  The dilutive effect of convertible securities shall be reflected in diluted net income per share by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator unless their effect is anti-dilutive.

Tables summarizing net income attributable to common stockholders, basic and diluted net income per common share, and weighted shares outstanding are shown below:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net income attributable to common stockholders-basic	$588	$886	$4,127	$5,033
Add: Deemed dividend on preferred stock	122	122	366	367
Net income attributable to common stockholders-diluted	$710	$1,008	$4,493	$5,400

Weighted average common shares outstanding-basic	28,728	28,409	28,715	28,099
Dilutive effect of Series A preferred shares	4,893	4,893	4,893	4,893
Dilutive effect of stock options	1,064	1,379	477	1,024
Weighted average common shares outstanding - diluted	34,685	34,681	34,085	34,016

Basic net income per common share	$0.02	$0.03	$0.14	$0.18
Diluted net income per common share	$0.02	$0.03	$0.13	$0.16

Index

Note 5 – Product Reporting:

Southwall operates in one segment.  The total net revenues for the automotive glass, window film, architectural and electronic display product lines for the three and nine month periods ended September 30, 2009 and 2008 were as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Automotive glass	$4,096	$4,399	$10,872	$16,680
Window film	2,175	4,338	7,265	12,913
Architectural	2,243	1,848	5,043	4,839
Electronic display	86	47	250	455
Total net revenues	$8,600	$10,632	$23,430	$34,887

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three and nine month periods ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
France, Germany	$3,521	$3,907	$10,015	$13,520
Japan and Pacific Rim	3,210	3,771	6,670	11,076
United States	1,040	2,118	4,632	6,521
Rest of the world	829	836	2,113	3,770
Total net revenues	$8,600	$10,632	$23,430	$34,887

Note 6--Commitments and Contingencies:

Commitments

The Company leases certain property and equipment as well as its facilities under noncancellable operating leases. These leases expire at various dates through 2011.

In January 2006, the Company renewed a lease agreement for its research and development facility in Palo Alto, California, and it was renewed again in January 2009 for an additional twelve months. Under this lease agreement, the Company had accrued $500 for leasehold retirement obligations, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheet. The method and timing of payments are not yet finalized, and therefore, this estimate of our liability could differ from the actual future settlement amount.

Index

Term Debt and Capital Lease Obligations

As of September 30, 2009, the Company's term debt and capital lease obligations consisted of the following:

Description	Rate		Term Debt Balance at September 30, 2009	Capital Lease Balance at September 30, 2009	Total Debt Balance at September 30, 2009	Due Over Next 12 Months	Balance at December 31, 2008

German bank loan dated May 12, 1999 (10 year)	6.13%		$130	$--	$130	$130	$485
German bank loan dated May 28, 1999 (20 year)	5.73%	(1))	3,649	--	3,649	365	3,524
German bank loan dated May 28, 2000 (10 year)	7.15%	(2)	344	--	344	344	582
Settlement agreement dated February 20, 2004	(3)		--	--	--	--	1,000
Total Term Debt			4,123	--	4,123	839	5,591

German bank financed lease dated June 1, 2008	7.518%	(4)	--	358	358	200	437
US financing agreement dated May 20, 2008	19.80%	(5)	--	421	421	102	318
Total Capital Leases			--	779	779	302	755

Less interest on capital leases			--	122	122	--	78

Total term debt and capital lease obligations			4,123	657	4,780	1,141	6,268

Less current portion			839	302	1,141	--	1,767

Total term debt and capital lease obligations, non-current			$3,284	$355	$3,639	$1,141	$4,501

(1) Interest rate was reset on September 16, 2009 to 5.73%.

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

Note 7--Stock-Based Compensation:

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 2007 Long Term Incentive Plan (“2007 Plan”) which authorizes the granting of up to 10,000 shares of common stock. Under the terms of the 2007 Plan, the Company can grant both incentive stock options and nonstatutory stock options.  Grants issued under the 2007 Plan vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise vested options within a period of three months after such termination of service occurs.  The 2007 Plan provides for longer expiration periods for employees who are terminated, but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration is three months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct. As of September 30, 2009, there were 7,639 shares of common stock available for grant under the 2007 Plan.

Index

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Cost of sales	$2	$3	$7	$10
Research and development	17	20	49	21
Selling, general and administrative	85	62	238	131
Stock-based compensation expense before income taxes	104	85	294	162
Provision for income taxes	-	-	-	-
Net stock-based compensation expense	$104	$85	$294	$162

There were $42 and $293 cash proceeds from the exercises of stock options for the nine month periods ended September 30, 2009 and 2008, respectively.  The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted during the three month and nine month periods ended September 30, 2009 and 2008, respectively:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Expected life (in years)	5.0	-	5.17	5.67
Risk-free interest rate	2.39%	-	2.00%	3.08%
Volatility	106.54%	-	107.69%	81.0%
Dividend	-	-	-	-
Per share weighted-average fair value at grant date	$0.78	$-	$0.51	$0.53

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

The Company has not in the past and does not plan to issue dividends in the future.

For the three and nine month periods ended September 30, 2009 and 2008, a 23.13% forfeiture rate was used by the Company in calculating the option expense.

Stock option activity for the nine months ended September 30, 2009 was as follows:

	Weighted-Average Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2008	4,805	$0.91
Grants	1,059	0.64
Exercises	(61)	0.68
Forfeitures or expirations	(126)	4.91
Outstanding at September 30, 2009	5,677	0.78	6.97	$2,604
Vested and expected to vest at September 30, 2009	4,868	0.79	6.65	$2,199
Exercisable at September 30, 2009	3,066	0.85	5.56	$1,267

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the difference between Southwall’s closing stock price on the last trading day of its third quarter of 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2009.  This amount changes based on the fair market value of Southwall’s stock.  Total intrinsic value of options exercised was $19 for the three month and nine month periods ended September 30, 2009. Total fair value of options granted was $42 and $536 for the three and nine month periods ended September 30, 2009.

Index

As of September 30, 2009, $532 of total unrecognized compensation cost, net of forfeitures, related to stock options was expected to be recognized over a weighted-average period of approximately 2.76 years.

Note 8 - Warranties:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on historical experience. The activity in the reserve for sales returns and warranties account during the nine month periods ended September 30, 2009 and 2008 was as follows:

	Balance at			Balance at
	December 31,			September 30,
	2007	Provision	Utilized	2008
Accrued sales returns and warranty	$1,102	$1,098	$(728)	$1,472

	Balance at			Balance at
	December 31,			September 30,
	2008	Provision	Utilized	2009
Accrued sales returns and warranty	$1,321	$(215)	$(372)	$734

These amounts are included in other accrued liabilities in the condensed consolidated balance sheets.

Note 9 – Comprehensive Income (Loss):

The Company has adopted the provisions of Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.”  ASC 220 establishes standards for reporting and display in the financial statements of total net income and the components of all other non-owner changes in equity, referred to as comprehensive income. Accordingly, the Company has reported the translation gain (loss) from the consolidation of its foreign subsidiary in comprehensive income (loss).

The components of comprehensive income (loss) for the three and nine month periods ended September 30, 2009 and September 30, 2008 were as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net income	$710	$1,008	$4,493	$5,400
Foreign currency translation adjustment	501	(1,246)	296	(371)
Comprehensive income (loss)	$1,211	$(238)	$4,789	$5,029

Note 10 - Income Tax:

The decrease in the provision for income taxes in the nine months ended September 30, 2009 compared to the same period in 2008 is primarily related to the utilization of foreign tax credits against alternative minimum tax (“AMT”) and the benefit of claiming the refundable research and development credit; thus reducing the U.S. provision.  The major component of the provision for income taxes relates to the operations of our wholly-owned German subsidiary.

For the nine months ended September 30, 2009, the Company’s effective tax rate was 3.7%.  We use the actual effective tax rate for the nine months ended September 30, 2009 as our best estimate for the tax rate for the year ending December 31, 2009, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. This rate differs from the statutory federal rate of 34% primarily due to the reversal of a portion of the Company’s valuation allowance upon the utilization of a portion of the Company’s net operating loss carryforward to offset income generated by the U.S. operations through the first nine months of 2009.

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

Index

Note 11-Joint Venture

On April 8, 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc., entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC, creating Southwall Insulating Glass, LLC (“SIG”).  Southwall Technologies Inc. has a 50% interest in the newly formed entity.  SIG manufactures insulated glass units for the domestic market.  The joint venture is being accounted for under the equity method of accounting.  As of September 30, 2009, the results of operations and the financial position of this joint venture were not material to the consolidated financial statements of the Company.  For the three and nine months ended September 30, 2009, our share of its net losses of approximately $148 and $537, respectively, is included in “other income, net” in the accompanying condensed consolidated statements of operations.  As of September 30, 2009, Southwall IG Holdings, Inc. had invested an aggregate amount of $920 in SIG, with a remaining book value of $162 at September 30, 2009, which is included in other assets in the accompanying condensed consolidated balance sheet.  In addition, Southwall IG Holdings, Inc. has advanced a total of $300 to Sound Solutions during the first nine months of 2009, which is included in other current assets in the accompanying condensed consolidated balance sheet.

Note 12 – Gain on Settlement of Contingency

As of December 31, 2002, we were in default under a master sale-leaseback agreement with respect to two of our production machines. We had withheld lease payments in connection with a dispute with the leasing company, Matrix Funding Corporation.  In February 2004, we reached a settlement agreement for approximately $2,000 to be repaid over six years at a stepped rate of interest, and we returned the equipment in question.  The agreement included a confession of judgment, whereby the Company acknowledged that it would owe damages of $5,900 in the event of payment defaults under the settlement agreement. At December 31, 2004, the carrying value of the liability was $4,354.  In its assessment of the restructured debt, management factored in the $5,900 confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring at the time. The carrying value of the debt remained on the consolidated balance sheet and the liability was to be reduced as payments were made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment.  At December 31, 2008, the carrying value of the liability was $3,354.  On January 21, 2009, we paid $995, which constituted full and final payment of principal and interest on the note, pursuant to the terms of a settlement agreement resulting from a master sale-leaseback agreement.  Upon final payment of principal and interest, a formal release of the obligation under the 2004 settlement agreement was obtained from Portfolio Financial Servicing Company, the successor to Matrix Funding Corporation, on January 21, 2009 and a gain of $2,359 was recognized in the first quarter of 2009 in other income in the accompanying condensed consolidated statements of operations.

Note 13 – Credit Agreement with Wells Fargo Bank

In June 2009, we entered into a new Credit Agreement with Wells Fargo Bank (“Bank”).  The Credit Agreement provides for a $3,000 revolving line of credit.  Advances under the line exceeding $1,500 will be limited to 80% of eligible accounts receivable.  The Company will not be eligible for additional borrowings if the Company’s consolidated cash balance falls below $3,000.  Amounts borrowed under the facility bear interest at either Prime plus 0.75% or LIBOR plus 3.5%, determined at the discretion of the Company, and is annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by our assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements.

Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is June 2010.  The foregoing does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement, and the transactions contemplated thereby or a complete explanation of material terms thereof.  As of September 30, 2009, we had no balance outstanding on our line of credit.

Note 14 – Subsequent events

The Company has evaluated the occurrence of subsequent events from the balance sheet date through November 11, 2009, the day prior to issuing our unaudited condensed consolidated financial statements.

Subsequent to period end, on October 28, 2009, the Company entered in to a settlement agreement related to various patent matters with Pilkington Automotive Deutschland GmbH, Witten (“Pilkington”).  Under the terms of this agreement, the Company agreed to pay Pilkington an aggregate amount of $583 (400 Euros) as a full and final settlement of all claims.

Index

Note 15 – Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, “The FASB Accounting Codification and Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB No. 162” or ASC 105.  The FASB Accounting Standards Codification  (“Codification”) does not change U. S. GAAP, but combines all authoritative standards such as those issued by the FASB, AICPA, and EITF, into a comprehensive, topically organized online database.  The Codification was released on July 1, 2009 and is now the single source of authoritative U. S. GAAP applicable for all nongovernmental entities, except for rules and interpretive releases of the SEC.  The Codification is effective for all interim periods and year ends subsequent to September 15, 2009. The Company adopted this statement on September 30, 2009.  The adoption of this statement affected the Company’s financial statement disclosure references, since all references to authoritative accounting literature are now references under the Codification, but it did not have an impact on the Company’s financial condition and results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issue Task Force” (“ASU 2009-13”). ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available.  This statement is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the timing and impact of adopting this statement.

In August 2009, the FASB issued Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” (“ASU 2009-04”).  This Accounting Standards Update represents an update to Section 480-10-S99, "Distinguishing Liabilities from Equity," per EITF Topic D-98, "Classification and Measurement of Redeemable Securities."  ASU 2009-04 is effective for the first reporting period beginning after August 2009.  The Company will adopt ASUC 2009-04 effective for the quarter beginning October 1, 2009. The adoption of ASU 2009-04 is not expected to have a material impact on the Company’s financial condition and results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value (“ASU 2009-05”).  The update provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after August 2009.  The Company will adopt ASU 2009-05 effective for the quarter beginning October 1, 2009. The adoption of ASU 2009-05 is not expected to have a material impact on the Company’s financial condition and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)," or ASC 810.  This section of ASC 810, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. The amendments to ASC 810 will be effective for our Company on January 1, 2010, and will be applied prospectively. Under ASC 810, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is evaluating the impact that the adoption of this section of ASC 810 will have on our consolidated financial statements.  Based on our initial assessment, we anticipate that certain entities not currently consolidated under the provisions of ASC 810, "Consolidation of Variable Interest Entities," may be consolidated subsequent to the adoption of the new provisions under ASC 810.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events,” or ASC 855.  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted this statement on June 30, 2009. The adoption of ASC 855 did not have a material impact on the Company’s financial condition and results of operations

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or ASC 825. Thi section of ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Under ASC 825, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. ASC 825 was effective for us in the quarter ended June 30, 2009. The adoption of ASC 825 did not have a material impact on our consolidated financial position and results of operations.

Index

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly,” or ASC 820. This section of ASC 820 provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. ASC 820 does not change the objective of fair value measurements when market activity declines (i.e., an exit price notion in an orderly transaction between market participants as of the measurement date under current market conditions). ASC 820 must be applied prospectively and retrospective application is not permitted. This section of ASC 820 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this section of ASC 820 did not have a material impact on our consolidated financial position and result of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or ASC 320.  This section of ASC 320 provides a new model for other-than-temporary impairments (OTTI) for debt securities only.  ASC 320 shifts the focus for debt securities from (1) an entity’s intent to hold until recovery to (2) its intent to sell, and provides for a cumulative-effect adjustment to reclassify the noncredit portion of previously recognized OTTI losses from retained earnings to accumulated other comprehensive income. This section of ASC 320 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this section of ASC 320 did not have a material impact on our consolidated financial position and result of operations.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” or ASC 820, and was effective upon issuance.  This section of ASC 820 clarifies the application of fair value measurements in a market that is not active. We held no financial assets classified as Level 3 (non-active level) as of September 30, 2009, or at any point in 2009 to date, and therefore, this section of ASC 820 did not have a material impact on our consolidated financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified  Emerging Issues Task Force (“EITF”) Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock," or ASC 815.  This section of ASC 815 establishes an overall framework for determining whether an instrument is indexed to an entity's own stock. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 815 effective January 1, 2009 did not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” or ASC 260. This section of ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260, “Earnings Per Share”.  This section of ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of this section of ASC 260, effective January 1, 2009, did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Goodwill and Other Intangible Assets,” or ASC 350. This section of ASC 350 is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America.  This section of ASC 350 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this section of ASC350 effective January 1, 2009 did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” or ASC 820. The provisions of ASC 820 with respect to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis subsequent to initial recognition were deferred until fiscal years beginning after November 15, 2008. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives, guarantees and certain other items. The adoption of this section of ASC 820 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or ASC 805. ASC 805 retains that the acquisition method of accounting, referred to as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions as specified in the ASC 805. It replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. ASC 805 retains the guidance for identifying and recognizing intangible assets separately from goodwill.  ASC 805 will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We expect ASC 805 will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made, if any, in the future.

Index

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands):

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and in "Risk Factors”, as set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

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

Overview

As a manufacturer of energy saving films for the domestic and international automotive and architectural markets as well as a glass products manufacturer for the architectural markets, the Company is dependent upon car sales and new commercial and residential real estate construction.  Both the automotive and building industries are experiencing material sales declines resulting from the current global economic weakness.  The financial conditions of many companies in these industries are deteriorating.  These sales declines and the financial condition of these companies could materially reduce our revenue and income for the remainder of 2009 and beyond.  In addition, the weak economic climate could affect our suppliers which could have an adverse impact on our ability to manufacture products and our costs of such manufacturing.

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

Global production of automobiles and commercial and residential real estate construction declined significantly in 2008 and has declined further in 2009.  As a manufacturer of energy saving films and glass products for the domestic and international automotive and architectural markets, we are dependent upon automobile sales, and new commercial and residential real estate construction.  We sell a substantial portion of our products to a relatively small number of OEMs, and the timing and amount of our sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products, such as automobiles and commercial and residential real estate construction, into which our products are incorporated.  Continuing declines in the automobile and commercial and residential real estate markets could adversely impact our sales volume, and could cause certain of our customers and suppliers to experience liquidity problems, potentially resulting in our write-off of amounts due from these customers and cost impacts of changing suppliers.  Additionally, a change in our suppliers or other delays or problems suffered by our suppliers could have an adverse impact on our ability to manufacture our products on a timely basis, if at all.  If our significant customers or suppliers fail or significantly reduce their operations or purchases from us, our business will be negatively impacted.  As a result, our revenues, income and financial condition have declined during the first nine months of 2009 and may continue to do so for the remainder of 2009 and beyond.

Index

In April 2008, the Company formed Southwall Insulating Glass, LLC, (“SIG”) a joint venture with Chicago-based manufacturer, Sound Solutions Windows & Doors, LLC.  SIG markets, produces and sells dual-pane insulated glass units which are primarily used in the production of completed window units for the residential housing and commercial building industries. SIG incorporates automated manufacturing in its production of insulated glass units to improve cost-competitiveness and establish broader adoption of its Heat Mirror® insulating glass.  The joint venture is intended to expand the markets for the Company’s Heat Mirror® products and increase the Company’s product offerings.  SIG was formed in response to the demand for higher energy efficiency in residential and commercial buildings. The joint venture combines the Company’s experience in developing advanced coated films and suspended film technology with the insulating glass production experience of Sound Solutions Windows & Doors, LLC.  SIG is located in Chicago and began production of Heat Mirror insulating glass units and other high performance insulated glass units in the second half of 2008. Our investment in the joint venture is accounted for under the equity method of accounting, with our share of its net loss included in “other income, net” in the accompanying condensed, consolidated financial statements.

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

Our three largest customers in the automotive glass and window film market, and architectural glass markets include: Saint Gobain Sekurit, Pilkington PLC and Globamatrix Holdings Pte. Ltd., or Globamatrix, which collectively accounted for approximately 60% and 66% of our total revenues during the first nine months of 2009 and 2008, respectively.

Under our agreement with Globamatrix, as amended, Globamatrix agreed to a 2004 minimum purchase commitment of $9,000 of product.   For each year after 2004 through the term of the contract, Globamatrix contracted to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year.  It is unlikely that Globamatrix will fulfill its 2009 contractual obligation.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. For the nine months ended September 30, 2009, our sales returns provision increased net revenue by approximately 0.9% due to a decline in the amount of claims received. From 2004 to 2008, our sales returns reserve has averaged approximately 3.4% of gross revenues.  The sales returns and allowances reserve as of September 30, 2009 was 2.4% of gross sales based on a rolling twelve month average.

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

We believe there have been no significant changes during the first nine months of fiscal 2009 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2008 Form 10-K.

Three Months Ended September 30, 2009 compared with Three Months Ended September 30, 2008

Results of Operations

Net revenues. Our net revenues for the quarter ended September 30, 2009 were $8,600, a decrease of $2,032, or 19.1%, compared to $10,632 for the same period ended September 30, 2008, primarily due to a decline in sales of window film products due to the global economic downturn.

Net revenues in the automotive market decreased by $303, or 6.9%, to $4,096 compared to $4,399 for the third quarters ended September 30, 2009 and 2008, respectively. The decrease was primarily due to the impact of the U.S. Dollar to Euro exchange rate.

Index

Window film net revenues decreased by $2,163, or 49.9%, to $2,175 from $4,338 for the third quarters ended September 30, 2009 and 2008, respectively.  This was primarily due to decreased overall demand for the window film business in the Asian markets.

Architectural net revenues increased by $395, or 21.4%, to $2,243 from $1,848 for the third quarters ended September 30, 2009 and 2008, respectively.  This was primarily due to increased demand in certain markets, including China.

Cost of revenues.  Cost of revenues decreased $1,516, or 23.8%, to $4,867 compared with $6,383 for the third quarters ended September 30, 2009 and 2008, respectively.  This was primarily due to lower variable costs associated with the third quarter of 2009 as compared to the third quarter of 2008.

Gross profit. Third quarter 2009 gross profit decreased $516, or 12.1%, to $3,733 from $4,249 in the third quarter of 2008.  As a percentage of sales, gross profit increased to 43.4% compared to 40.0% in the third quarter of 2008.  This was primarily due to lower production costs in the third quarter of 2009 as a result of lower sales volume as well as lower credits issued for returns and allowances.

Operating expenses

Research and development. Research and development (“R&D”) expenses decreased $205, or 21.0%, to $771 for the third quarter ended September 30, 2009 compared to $976 for the third quarter ended September 30, 2008. This decrease was primarily due to the timing of project spending and lower patent fees.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses increased $108, or 5.8%, to $1,960 compared to $1,852 for the third quarters ended September 30, 2009 and 2008, respectively.  In general, selling, general and administrative expenses remained relatively flat year over year.  However, third quarter of 2008 expenses were slightly lower due to the reversal of the unused portion of an estimated lease obligation for a former manufacturing facility in Palo Alto that was recorded in the third quarter of 2008.

Income from operations.  Income from operations decreased $419, or 29.5%, to an operating income of $1,002 compared to operating income of $1,421 for the third quarters ended September 30, 2009 and 2008, respectively.  This decrease was primarily due to lower sales volume.

Interest expense, net. Interest expense increased $151, or 88.8%, to $321 compared to $170 for the third quarters ended September 30, 2009 and 2008, respectively.  This increase in net interest was primarily due to interest associated with the settlement agreement with Pilkington.

Other income (expense), net.   Other income, net increased $250 to income of $12 compared to expense of $238 for the third quarters ended September 30, 2009 and 2008, respectively, primarily due to a foreign exchange gain relating to transactions with foreign customers that were denominated in foreign currencies, principally the Euro.  In the third quarter of 2008, a foreign exchange loss was recorded.

Income before provision for income taxes.  Pre-tax income decreased $320 to $693 in the third quarter ended September 30, 2009 compared to $1,013 for the third quarter ended September 30, 2008. This decrease was primarily due to a significant decrease in operating income resulting from lower sales volume.

Provision for income taxes.  The decrease in the provision for income taxes in the three months ended September 30, 2009 compared to the same period in 2008 is primarily related to the utilization of foreign tax credits against alternative minimum tax (“AMT”) and the benefit of claiming the refundable R&D credit; thus reducing the U.S. provision.  The major component of provision for income taxes relates to the operations of our wholly-owned German subsidiary.

For the nine months ended September 30, 2009, the Company’s effective tax rate was 3.7%.  We use the actual effective tax rate for the nine months ended September 30, 2009 as our best estimate for the tax rate for the year ending December 31, 2009, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. This rate differs from the statutory federal rate of 34% primarily due to the reversal of a portion of the Company’s valuation allowance upon the utilization of a portion of the Company’s net operating loss carry forward to offset income generated by the U.S. operations through the first nine months of 2009.

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

Deemed dividend on preferred stock. We accrued $122 of deemed dividend on preferred stock in the third quarters of 2009 and 2008, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

Index

Nine months Ended September 30, 2009 compared with Nine months Ended September 30, 2008

Results of Operations

Net revenues. Our net revenues for the nine months ended September 30, 2009 were $23,430, a decrease of $11,457, or 32.8%, compared to $34,887 for the same period ended September 30, 2008 primarily due to a decline in sales of automotive and window film products and the impact of generally lower demand across all markets due to the global economic downturn.  Although demand for essentially all of our products was lower in the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008, pricing has remained unchanged and the Company believes its market share has not changed materially.

Net revenues in the automotive market decreased by $5,808, or 34.8%, to $10,872 compared to $16,680 for the nine months ended September 30, 2009 and 2008, respectively. The decrease was primarily due to decreased demand by several of our large customers.

Window film net revenues decreased by $5,648, or 43.7%, to $7,265 from $12,913 for the nine month periods ended September 30, 2009 and 2008, respectively.  This was primarily due to decreased overall demand for the window film business in the Asian markets.

Architectural net revenues increased by $204, or 4.2%, to $5,043 from $4,839 for the nine month periods ended September 30, 2009 and 2008, respectively.  This was primarily due to increased worldwide demand in certain markets, including China.

Cost of revenues.  Cost of revenues decreased $6,509, or 32.4%, to $13,554 compared with $20,063 for the nine month periods ended September 30, 2009 and 2008, respectively.  This was primarily due to lower variable costs in 2009 as compared to 2008.

Gross profit. Nine months ended September 30, 2009 gross profit decreased $4,948, or 33.4%, to $9,876 compared with $14,824 for the nine month period ended September 30, 2008.  As a percentage of sales, gross profit decreased to 42.2% compared to 42.5% for the nine months ended September 30, 2008. This was primarily due to fixed production costs not declining at the same rate as sales volume.

Operating expenses

Research and development. Research and development expenses decreased $254, or 10.7%, to $2,118 compared to $2,372 for the nine month periods ended September 30, 2009 and 2008, respectively. This decrease was primarily due to a lower bonus accrual, a decrease in the U.S. Dollar to Euro exchange rate affecting the expenses recorded at our subsidiary in Germany, and a reduction in workforce in the first quarter of 2008.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses decreased $360, or 5.8%, to $5,810 compared to $6,170 for the nine month periods ended September 30, 2009 and 2008, respectively. This decrease was primarily due to lower sales and marketing costs due to the closure of our Japan office, lower bad debt expense, lower accrued bonus expense and cost reduction measures.  The reduced expense was partially offset by a settlement agreement with Pilkington.

Income from operations.  Income from operations decreased $4,334 to an operating income of $1,948 compared to operating income of $6,282 for the nine month periods ended September 30, 2009 and 2008, respectively.  This decrease was primarily due to lower sales volume.

Interest expense, net. Interest expense increased $59, or 13.6%, to $492 compared to $433 for the nine month periods ended September 30, 2009 and 2008, respectively.  This increase in net interest was primarily due to interest associated with the settlement agreement with Pilkington, which was partially offset by the decline in interest payments resulting from the reduction in total debt outstanding in 2009 compared to 2008.

Other income (expense), net.   Other income, net increased $3,334 to income of $3,211 in the first nine months of 2009 compared to an expense of $123 for the first nine months of 2008 primarily due to a gain from the reversal of the Matrix debt settlement of $2,359 in the first quarter of 2009, the reversal of a reserve associated with government grants in Germany, receipt of the final milestone payment under the Technology and Services Agreement with Sunfilm and a foreign exchange gain relating to transactions with foreign customers that were denominated in foreign currencies, principally the Euro.  In addition, in February 2009, the Company sold precious metal targets that remained after our Palo Alto, California manufacturing facility was closed in 2006 and production was moved to Germany. The targets had previously been expensed in 2006, and therefore, the sale resulted in a net gain of $346 to other income in the first quarter of 2009.  These gains were partially offset by an increase in total losses of $405, representing our 50% share of net losses incurred by our joint venture, Southwall Insulating Glass, LLC.

Index

Income before provision for income taxes.  Pre-tax income decreased $1,059 to $4,667 in the nine month period ended September 30, 2009 compared to $5,726 for the nine month period ended September 30, 2008. This decrease was primarily due to a decrease in operating income resulting from lower sales volume, offset by an increase in other income resulting from the reversal of the long term reserve associated with the Matrix debt settlement and the receipt of the final milestone payment due from Sunfilm.

Provision for income taxes.  The decrease in the provision for income taxes in the nine months ended September 30, 2009 compared to the same period in 2008 is primarily related to the utilization of foreign tax credits against alternative minimum tax (“AMT”) and the benefit of claiming the refundable R&D credit; thus reducing the U.S. provision.  The major component of provision for income taxes relates to the operations of our wholly-owned German subsidiary.

For the nine months ended September 30, 2009, the Company’s effective tax rate was 3.7%.  We use the actual effective tax rate for the nine months ended September 30, 2009 as our best estimate for the tax rate for the year ending December 31, 2009, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. This rate differs from the statutory federal rate of 34% primarily due to the reversal of a portion of the Company’s valuation allowance upon the utilization of a portion of the Company’s net operating loss carry forward to offset income generated by the U.S. operations through the first nine months of 2009.

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

Deemed dividend on preferred stock. We accrued $366 and $367 of deemed dividends on preferred stock in the nine month periods of 2009 and 2008, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories, debt repayments and capital expenditures.  Our cash and cash equivalents increased $2,077 from $10,768 at December 31, 2008 to $12,845 at September 30, 2009.  The increase in cash is primarily due to net income and a decrease in inventories.

Cash provided by operating activities of $4,179 for the first nine months of 2009 was primarily the result of net income of $4,493, non-cash depreciation of $1,911, non-cash stock compensation expense of $294 and a decrease in inventory of $1,336 partially offset by a non-cash gain on the settlement of the Matrix obligation of $2,359, an increase in accounts receivable of $1,072 resulting from the timing of third quarter 2009 sales when compared to fourth quarter 2008 sales, a decrease in accounts payable and accrued liabilities of $258, an increase in other current and non-current assets of $65, an increase in deferred income tax of $77 and a gain from the disposal of property, plant and equipment of $24.

Cash used in investing activities for the first nine months of 2009 was $680 and was the net result of capital expenditures of $975 partially offset by a first quarter 2009 reclassification of $261 from restricted cash to cash and cash equivalents associated with the expiration of contractual obligations relating to consigned precious metals in Germany, which required a cash deposit, and proceeds from sale of property, plant and equipment of $34.

Cash used in financing activities for the first nine months of 2009 was $1,430, which included the final debt payment with Matrix Funding Corporation of $995 and $724 associated with scheduled payments related to other term debt and capital lease obligations. This was partially offset by investment tax credits received for fixed asset purchases in Germany of $221, borrowings from equipment financing of $26 and cash proceeds from the exercise of stock options of $42.

We entered into an agreement with the Saxony government in May 1999, under which we receive investment grants. As of September 30, 2009, we had received grants of 5,000 Euros or $5,000, at the historical exchange rate, and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets in our Dresden manufacturing facility. As of September 30, 2009, all government grants had been applied for or repaid.

Borrowing arrangements

Credit Agreement with Wells Fargo Bank

In June 2009, we entered into a new Credit Agreement with Wells Fargo Bank (“Bank”).  The Credit Agreement provides for a $3,000 revolving line of credit.  Advances under the line exceeding $1,500 will be limited to 80% of eligible accounts receivable.  The Company will not be eligible for additional borrowings if the Company’s consolidated cash balance falls below $3,000.  Amounts borrowed under the facility bear interest at either Prime plus 0.75% or LIBOR plus 3.5%, determined at the discretion of the Borrower, and is annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by our assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements.

Index

Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is June 2010.  As of September 30, 2009, we had no balance outstanding on our line of credit.

The foregoing does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement, and the transactions contemplated thereby or a complete explanation of material terms thereof.  We are in compliance with all covenants, and as of September 30, 2009, no amounts under this Credit Agreement were outstanding.

Borrowing Arrangements with German Banks

Our borrowing arrangements with various German banks as of September 30, 2009 are described in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements (Item 1. “Financial Statements”) set forth herein. We are in compliance with all of the covenants of the German bank loans and capital leases, and we have classified $1,039 and $3,417 outstanding under the German bank loans as a short-term liability and long-term liability, respectively, at September 30, 2009.

As of September 30, 2009, we were in compliance with all financial covenants under all financial instruments.

Capital expenditures

We expect to spend approximately $1,800 in 2009 on upgrades and refurbishment of our production machines and research and development tools. To date, we have spent approximately $473 and $975 in capital expenditures, respectively, during the three and nine month periods ended September 30, 2009.

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating and capital leases and other non-cancelable contractual commitments were as follows at September 30, 2009:

		Less			Greater
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Term debt (1)	$4,123	$839	$730	$730	$1,824
Capital lease obligations (1)	657	302	355	--	--
Term debt and capital lease obligation interest (1)	1,184	287	385	345	167
Other obligations (2)	2,324	--	--	- --	2,324
Operating leases (3)	837	480	357	- -	--
Total Contractual Cash Obligations	$9,125	$1,908	$1,827	$1,075	$4,315

(1)	Represents the principal and interest allocations of loan and capital lease agreements with Varilease Finance Inc. and several German Banks.

(2)	Represents accumulated dividends accrual on Series A Preferred Stock (greater than five years).

(3)	Represents the remaining rents owed on buildings we rent in Palo Alto, California.

As of September 30, 2009, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.   In 2009, the monthly rent payments are $38 and will increase annually at a rate of 3% through the expiration of the lease.

As of September 30, 2009, we also had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  The monthly rent payments for this facility are $6.

Index

Item 3--Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: The interest rate on one of our German loans has been reset to the prevailing market rate of 6.13% and another of our German loan’s interest rate was reset to the prevailing market rate of 5.73% on September 16, 2009.  Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would have had an immaterial effect on our interest expense for the first nine months of 2009.

Investment risk: We invest our excess cash in money market accounts and, by practice, make every effort to limit the amount of exposure by investing with strong, well-known institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest income in the first nine months of 2009.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 88% of our total sales in the third quarter of 2009.  Approximately 48% of our international revenues were denominated in Euros in the third quarter of 2009. The remaining 52% of our international sales were denominated in US dollars.  In addition, certain transactions with foreign suppliers are denominated in foreign currencies. The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $373 on net revenues for the third quarter of 2009.

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

(b)
Changes in Internal Controls.  There were no changes during the three and nine month periods ended September 30, 2009 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 1--Legal Proceeding

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

Financial Risks

There have been no significant changes in financial risk factors for the nine month period ended September 30, 2009.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Operational Risks

There have been no significant changes in operational risk factors for the nine month periods ended September 30, 2009.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Market Risks

There have been no significant changes in market risk factors for the nine month periods ended September 30, 2009.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2-- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3--Defaults upon Senior Securities

None.

Item 4--Submission of Matters to a Vote of Stockholders

None.

Item 5--Other Information

Subsequent to period end, on October 28, 2009, the Company entered in to a settlement agreement related to various patent matters with Pilkington Automotive Deutschland GmbH, Witten (“Pilkington”).  Under the terms of this agreement, the Company agreed to pay Pilkington an aggregate amount of $583 (400 Euros) as a full and final settlement of all claims.

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

Dated: November 10, 2009
Southwall Technologies Inc.

	By:	/s/ Dennis F. Capovilla
Dennis F. Capovilla
Chief Executive Officer

	By:	/s/ Mallorie Burak
Mallorie Burak
Chief Accounting Officer