Form 10-Q/A
period 2009-03-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2009-11-24
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q/A
Amendment No. 1
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer    Accelerated filer    Non-accelerated filer 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).   Yes     No 

As of March 31, 2009, there were 28,706,222 shares of the registrant's Common Stock outstanding.

EXPLANTORY NOTE

We are amending our Form 10-Q for the period ended March 31, 2009 to revise our Section 302 certifications to include the introductory language of paragraph 4 and the language of paragraph 4(b) and to conform the wording exactly to that required by Item 601(31) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 24, 2009
Southwall Technologies Inc.

	By:	/s/ Dennis F. Capovilla
Dennis F. Capovilla
Chief Executive Officer

	By:	/s/ Mallorie Burak
Mallorie Burak
Chief Accounting Officer