Form 10-Q/A
period 2009-06-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2009-11-24
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q/A
(Amendment No. 1)
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

As of July 31, 2009, there were 28,706,222 shares of the registrant's Common Stock outstanding.

EXPLANTORY NOTE

We are amending our Form 10-Q for the period ended June 30, 2009 to revise our Section 302 certifications to include the introductory language of paragraph 4 and the language of paragraph 4(b) and to conform the wording exactly to that required by Item 601(31) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 24, 2009
Southwall Technologies Inc.

	By:	/s/ Dennis F. Capovilla
Dennis F. Capovilla
Chief Executive Officer

	By:	/s/ Mallorie Burak
Mallorie Burak
Chief Accounting Officer