Form 10-K
period 2009-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2010-03-25
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2009

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

 (650) 798-1200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value (Title of Class)
___________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2009 (based upon the closing sales price of the Common Stock on the Over-the-Counter Bulletin Market on such date) was $11,537,076.  For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of June 30, 2009, and Common Stock held by officers and directors of the registrant has been excluded because such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

The number of shares of the registrant's Common Stock outstanding on March 1, 2010 was 28,791,089.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Registrant’s Proxy Statement	III
for the Annual Meeting of Stockholders to
be held May 12, 2010

SOUTHWALL TECHNOLOGIES INC.
2009 ANNUAL REPORT ON FORM 10-K

Cautionary Statement For the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

As used in this report, the terms "we," "us," "our," "Southwall" and the "Company" mean Southwall Technologies Inc. and its subsidiaries, unless the context indicates another meaning. This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 that are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, or similar terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include, without limitation, statements relating to:

•	our strategy, expected future operations and financial plans;

•	our revenue expectations and potential financial results;

•	the impact of current economic conditions on our business;

•	future applications of thin film coating technologies;

•	our development of new technologies and products;

•	the properties and functionality and benefits of our products;

•	our projected need for additional borrowings, and future liquidity and expectation to renew our line of credit;

•	our ability to implement and maintain effective internal controls and procedures;

•	the size of and the markets into which we sell or intend to sell our products;

•	our intentions to pursue strategic alliances, acquisitions and business transactions;

•	the possibility of patent and other intellectual property infringement;

•	our opinions regarding energy consumption and the loss of energy through inefficient glass;

•	pending and threatened litigation and its outcome;

•	our competition and our ability to compete in the markets we serve; and

•	our projected capital expenditures.

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

PART I
(amounts in thousands, except per share data)

ITEM 1. BUSINESS

Overview

Southwall is a developer and manufacturer of high performance films and, beginning in 2008, glass products that improve energy efficiency in architectural and automotive glass applications.  Founded in response to the oil embargo of 1973, Southwall has approximately 30 years of experience and commercial adoption of its products worldwide.  Our products are designed to assist our green building construction and transportation customers in their efforts to decrease carbon emissions which may reduce the use of oil and electricity in the heating and cooling of buildings and vehicles.

Our customers were not immune to the global economic downturn of 2009.  We believe both the architectural and automotive industries experienced material sales declines, which negatively impacted our financial results.  In 2009, our net revenues were $32,103, a 23% decrease from net revenues of $41,920 in 2008.  Despite the challenging environment, Southwall maintained profitability, increased cash, retained its long-term customers, and invested for growth.

In April 2008, we entered into a joint venture with Sound Solutions Windows & Doors, LLC to begin production of insulated glass units to meet the increasing demand for higher energy efficiency glass in residential and commercial buildings.  Southwall Insulating Glass, LLC (“SIG” or “Southwall Insulating Glass”), the joint venture, produces and sells energy efficient, dual-pane insulated glass units which are primarily used in the production of completed window units for the residential housing and commercial building industries. SIG incorporates proprietary design and automated manufacturing in its production of insulated glass units.   The joint venture’s facility is located in Chicago, Illinois and began production of Heat Mirror insulating glass units and other high performance insulated glass units in the second half of 2008.

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

Industry Background

Architectural glass products

Glass use, as a percentage of a building’s exterior, has dramatically increased in the past 20 years.  Much of this increase was a result of improvements in low-emissivity, or low-e, coating technology and insulating glass developed in response to increasing Energy Star requirements.  According to the U.S. Green Building Council (the “USGBC”), despite the use of heavily insulated walls and ceilings and low-e glass insulating technology, it is estimated that approximately 25 to 35 percent of energy is wasted due to inefficient windows and doors; windows being the weak link in thermal insulation performance.  Over the last two decades, the glass industry has relied upon advances in coating technology to improve energy performance.  Coated glass is commonly available with emissivity ratings of less than 0.03, leaving little room for additional improvement in insulation performance.  Therefore, innovation relating to low-e coating technology is limited, and its performance represents the baseline for improved energy performance.  Use of coatings and suspended film technologies has proven to improve the insulating properties of gas-filled and other window cavity technologies.

Buildings account for a significant amount of the world’s total energy consumption and carbon emissions.  In the United States, the Energy Information Administration (“EIA”) claimed in its 2008 EIA Annual Energy Outlook that buildings account for approximately 39% of total CO2 emissions.  EIA data shows that 40% of our nation’s energy is consumed by heating, cooling, and operating buildings of all types.  Energy efficiency in existing buildings and new construction has thus become a point of global focus.  This has created new awareness that energy lost through inefficient glass is one of the primary sources of heat loss and build-up in buildings.

The construction and transportation industries have been under increasing pressure from governmental agencies and other groups world-wide to significantly improve the insulating properties of commercial buildings, homes and vehicles.  This reform has resulted in increased usage of various insulating glass products.

Auto glass products

Insulating glass is currently used in various portions of vehicles world-wide with the intention of improving passenger comfort, light control and reduce the cooling load of vehicles.  Large area, single layer, thin film coatings were developed in the early 1960s using vacuum evaporation, a less precise precursor to the sputter coating process. As a result of technological developments in the early 1970s, multi-layer coatings for large substrates became possible. Sputter coating based on these developments is used today in many applications in which high quality uniform coatings need to be deposited on large surfaces or on many smaller surfaces simultaneously. Examples of sputter coating include depositing various metal and metal oxide layers on wafers in the semiconductor and hard disk industries, and optical coatings on transparent surfaces in the automotive glass, architectural glass and electronic display markets.

Thin film coatings are used in a wide variety of applications to control the flow of energy and the transmission and reflection of light. Thin film coatings can modify the transmission, reflection and absorption of both visible and non-visible light, such as infrared and ultra-violet light, to enhance the performance and characteristics of the coated material.

According to the US Department of Energy’s Vehicle Ancillary Load Reduction Project Close-Out Report, approximately 230 million vehicles in the US consume approximately 7 billion gallons of fuel annually to power air conditioning (“AC”).  A current focus of the California Air Resource Board is the improvement of fuel economy in passenger cars.  In 2009, the Board implemented regulations that would require additional glass insulating properties in passenger vehicles sold in California which could require the use of some of our products.  It is believed that improving the insulating properties of the glass and increased use of heat reflective glass in additional parts of vehicles may assist in reducing the amount of solar heat entering a car, enabling automotive engineers to downsize the AC system while maintaining a comfortable cabin temperature.

Thin film coating methods

We believe the three most common methods for commercially producing thin film coatings on glass and flexible substrates are:

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

The thin film coating process begins with a clear base substrate that is typically glass or a flexible polyester film. When using a flexible film, a hard coat is sometimes applied to prevent undesired interactions between the materials to be deposited and the base substrate, as well as to improve the mechanical properties of the coating. Various materials are then deposited in very thin layers on the substrate. The process of building up the various layers results in a "stack." The stack consists of layers of materials that produce the desired optical and performance effects. In some applications, primarily with flexible films, adhesive or protective layers may be applied to the substrate to improve the subsequent application of the product onto a rigid substrate, such as glass.

Markets

Our primary markets for the energy efficient insulated glass units and thin films that we manufacture are the high performance architectural and automotive glass markets. We believe that our proprietary design and automated manufacturing advances at SIG coupled with our thin film sputter coating technologies and process innovations improve operating efficiencies and enable Southwall to more effectively compete in these growing markets.

Architectural and Green Building Market

Our proprietary Heat Mirror insulating film, other thin film insulating products and our insulated glass units provide an option for window and door manufacturers to improve the insulating characteristics of the products they sell to their markets.  These films, including Heat Mirror, are suspended or laminated between two pieces of glass or applied to existing building glass in the aftermarket to provide levels of energy efficiency sought after in green building and other applications worldwide.

Automotive Market

The EIA has publicly stated that transportation accounts for 33% of total CO2 emissions in the United States. It is believed that transportation contributes significantly more to CO2 emissions in developing markets such as China and India, where automobile usage is rapidly increasing.

Such findings have increased awareness in many parts of the world regarding the reduction of CO2 emissions from automobile usage.  Nearly all automotive glass in the world uses some degree of tint or coloration to absorb light and solar energy, thus reducing solar transmission into the vehicle. This tint is usually created through the mixing of inorganic metals and metal oxides into the glass as the glass is produced.  The cost of adding these tints or colorations is very low, but the solar control benefit is limited because solar energy is absorbed in the glass, causing the glass to heat up, which eventually increases the temperature inside the vehicle.  The issue of temperature inside the vehicle has created a demand for comfort management, which represents a primary factor relating to fuel usage and CO2 emissions in automobiles, specifically through the use of AC systems.

The thin films we sell in the automotive glass product market reflect infrared heat. They allow automobile and truck manufacturers to use more glass and increase energy efficiency by reducing the demand on a vehicle's AC system, as well as improve thermal comfort for passengers in the vehicle.

Our thin films are laminated between two pieces of automotive glass by original equipment manufacturers (“OEMs”) that produce glass for sale to manufacturers of new cars and trucks, or are applied to existing automotive glass by distributors and installers in the aftermarket.  Our primary market is worldwide automotive.  Our products are also used in the broader transportation market, including commercial vehicles, trains, and ships.

Other Markets

We sell an insignificant amount of product to the solar energy market, which is trending to innovations with thin film.  Our focus remains on our core architectural and automotive markets; however, we plan to continue to evaluate opportunities in the solar energy market as they may develop.

Also in the past, we have sold to the electronic display product market, and while we may do so again, we do not intend to pursue this market in the foreseeable future.  In 2009, we sold a minimal amount into this market.  The thin film coated products we have sold primarily enhance the light output of liquid crystal display (“LCD”) screens used in notebook personal computers and increase the performance of high resolution touch panel screens used in cell phones and personal data assistants (“PDAs”). Thin film coated substrates in this market are generally sold to OEMs.

Technology

In the thin film sputtering process, a solid target and substrate are placed in a vacuum chamber. By adding a small amount of process gas, typically argon, to the chamber and negatively charging the target, the process gas is ionized and a plasma discharge is formed. The positively charged gas ions strike the solid target with enough force to eject atoms from its surface. The ejected target atoms condense on the substrate and a thin film coating is constructed atom by atom. By placing a magnet behind the target, the electrons in the ionized plasma are confined to a specific region on the target, enhancing the creation of ionized gas atoms and increasing the efficiency of the target atom ejection process. By using different targets as the substrate moves through the vacuum chamber, we can create a multi-layered coating, or stack.

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

The Heat Mirror insulating glass unit (“IGU”) manufacturing process utilizes standard and custom glass fabrication equipment to assemble an IGU with Heat Mirror film suspended in the center to create a multi-cavity glazing unit.  In this proprietary process, the Heat Mirror film is assembled onto special frames, or spacers, utilizing polyisobutylene that functions as an adhesive during the assembly process and as an environmental sealant once the IGU is completed.  These frame-film subassemblies are placed between two sheets of glass, optionally filled with a low thermal conductivity gas, such as argon or krypton, and secured permanently with polyurethane or silicone-based secondary sealant.    The secondary sealant, specially qualified by Southwall for Heat Mirror IGU’s, is applied to enhance environmental stability and support the Heat Mirror film.  During the manufacturing process, the Heat Mirror film is tensioned in the IGU so that it is not seen.

One key advantage of Heat Mirror technology is that one, two or three films can be suspended within an IGU to create up to four independent, insulating cavities, while maintaining the same weight as a dual-pane IGU.  This weight advantage enables window manufacturers to reuse existing dual-pane hardware and also makes it easier to install large units.  Secondly, the Heat Mirror film coating incorporates a low-emissivity functionality that reflects the infrared radiant room heat back toward the room, thus increasing the thermal insulation benefit of the glazing, while maximizing transmission of useful, visible light.  The result is a lightweight, multi-cavity, high-performance IGU that out-performs dual-pane IGU’s and insulates like a clear wall.

Intellectual Property

Protection of our intellectual property is important to maintain our competitive position. We rely on our knowledge, as well as a combination of patent, trademark, and trade secret protection to establish and protect our intellectual property.  We have 21 issued patents and approximately 10 patent applications pending in the United States, and approximately 20 patent applications pending outside the United States.  Our patents and patent applications cover materials, processes, products and production equipment.  Our issued patents have expiration dates ranging from 2011 to 2020.  We also seek to protect our know-how and trade secrets through a number of means, including limiting access to our proprietary information to those persons who need to know the information to perform their tasks and requiring those persons with access to our proprietary information to execute nondisclosure agreements with us. We consider our proprietary technology, as well as our patent protection, to be an important competitive factor in our business.

The following table describes the markets into which we sell our products, the primary applications and key features of our products and representative customers for each of our product categories.

MARKET	PRODUCTS	APPLICATIONS	KEY FEATURES	REPRESENTATIVE CUSTOMERS
Architectural Glass	Heat Mirror® insulated glass	Glass for new and retrofit residential and commercial windows and doors	• Improves energy efficiency to R5+: cool in summer; warm in winter • UV blocking	Serious Materials Owens Corning Sofraver SA
	XIR film for laminated glass	Commercial building glass	• Infrared reflecting; reduces air conditioning load • UV blocking • Cool in summer • Noise reducing	Kaisheng Building Materials Cristales Curvados Procesadora de Jalisco SA
	Solis and Ceramic applied window films	Aftermarket install on existing residential and commercial window glass	• Transmits up to 75% visible light • Reflects up to 85% of infrared heat energy	GlobaMatrix Hüper Optik
Automotive Glass	Infrared Reflective XIR 70 and XIR 75 films	Solar control for windshields, side windows, back windows and sunroofs; OEM	• Transmits up to 75% visible light • Reflects up to 85% of infrared heat energy	Saint Gobain Sekurit Pilkington Plc Shatterprufe Guardian Llodio S.L.
	Solis applied window film	Solar control for windshields, side windows, back windows; Aftermarket	• Transmits up to 75% visible light • Reflects up to 85% of infrared heat energy	GlobaMatrix Hüper Optik
Solar	Reflective Silver	Concentrated solar thermal (CSP) reflector systems	• High reflectivity • Lightweight	Sky Fuel/Reflec Tech
	Transparent Conductive Oxide (TCO)	Flexible, thin film photovoltaic modules	• High transparency and conductivity • Flexible	Konarka
Electronic Display	Reflective Silver	Liquid crystal display (LCD) monitors and touch screens for notebook PCs, cell phones and PDAs	• Enhance light output • High transparency and conductivity	Synaptics
	Indium Tin Oxide (ITO)	Liquid crystal display (LCD) monitors and touch screens for notebook PCs, cell phones and PDAs	• Enhance light output • High transparency and conductivity	Dontech

Architectural glass products

Our architectural XIR film is laminated between panes of glass, and performs similarly to our XIR solar control films for automobiles. This film is currently sold primarily to fabricators of laminated window glass for large commercial building applications such as airports, office buildings, and museums.  We have licenses with approximately 20 fabricators in approximately 15 countries for the sale of this architectural film product

We also manufacture and sell Heat Mirror, which is a more technologically advanced insulating film.  We believe windows containing our Heat Mirror IGUs have the equivalent or greater insulating capacity of conventional triple pane windows, helping to lower annual energy costs and reducing carbon emissions from buildings as compared to older technologies.  We feel an advantage to our Heat Mirror product is the lighter weight of Heat Mirror IGUs compared to conventional triple pane windows, which will potentially allow architectural glass manufacturers to improve insulation characteristics at a lower overall weight, eliminating the need for the additional hardware and support structure that can be required in triple-pane applications.

We sell Heat Mirror film in rolls to window manufacturers, who then suspend the film in the airspace between sealed, double-pane residential and commercial windows as part of their fabrication process.  We also sell Heat Mirror IGUs to window manufacturers through SIG. To mount Heat Mirror film in IGUs we have developed proprietary film-mounting technology, which we license to the window fabricators. We have licenses with approximately 50 window fabricators in approximately 20 countries for the sale of our Heat Mirror films and the license of our film-mounting technology. We currently offer 15 different Heat Mirror films for architectural applications.

The architectural glass aftermarket uses our XIR, Ceramic, and other patented coating technologies. These products are applied to existing windows and have a protective hard coat over the patented, transparent solar-control coating on one side and an adhesion layer on the other.  Our aftermarket applied window film is sold pursuant to an exclusive worldwide license contained in our distribution agreement with GlobaMatrix Holdings Pte, Ltd. (“GlobaMatrix”) and its subsidiaries, V-KOOL, Hüper Optik and IQue.

Our net revenues from sales of architectural film products were $6,353, $6,358 and $5,957 in 2009, 2008 and 2007, respectively.

Our net revenues from sales of aftermarket applied window film products were $9,346, $15,691, and $13,989 and in 2009, 2008 and 2007, respectively.

Automotive glass products

Our XIR coated solar-control films are transparent, sputter-coated, polyester films used in laminated glass for automobiles. The films have a patented, transparent solar-control coating on one side and a proprietary adhesion-promotion layer on the other.  We sell our XIR coated solar-control films primarily to OEMs that produce glass for sale to manufacturers of new cars and trucks for worldwide distribution.

Coating flat glass and then bending it to match complex automobile designs is the method currently used by most windshield glass producers.  Our sputter coated, flexible films can be applied to windshields with different curvatures as well, and can be incorporated into most in-line windshield production processes used by glass companies today.

The automotive glass aftermarket uses our XIR patented coating technologies. These products are applied to the inside of existing automotive windows and have a protective hard coat over the patented, transparent solar-control coating on one side and an adhesion layer on the other.  Our aftermarket applied window film is sold pursuant to an exclusive worldwide license contained in our distribution agreement with GlobaMatrix and its subsidiaries, V-KOOL, Hüper Optik.

Our net revenues from sales of automotive glass products were $16,040, $19,298 and $15,113 in 2009, 2008 and 2007, respectively.

Sales and Marketing

Distribution channels

We sell our automotive related products primarily to OEMs in North America, and through our direct sales force in Europe.

We supply our Heat Mirror architectural products to approximately 50 insulated glass and window fabricators and distributors worldwide. Our proprietary mounting technology is licensed to our customers, who use special equipment for the manufacture of Heat Mirror-equipped windows. Our field services organization assists customers in the manufacture of Heat Mirror-equipped windows

We sell a finished, applied window film product to Novamatrix, who markets the product under three brands:  V-KOOL, Hüper Optik and IQue for the after-market automotive and architectural markets through a worldwide distribution network of companies owned by or affiliated with GlobaMatrix.

International Revenues

International revenues amounted to approximately 82%, 81% and 77% of our net revenues during 2009, 2008 and 2007, respectively. The principal foreign markets for our products were Germany and France, accounting for $14,471, $16,199 and $8,824, respectively, in net revenues in 2009, 2008 and 2007 and the Pacific Rim and Japan, accounting for $8,738, $13,638 and $13,624 in 2009, 2008 and 2007, respectively.

Customers

We have created glass products which fill the needs of certain customers who require a superior quality product.  Such customers represent a small portion of the overall automotive and architectural glass market.

A small number of customers have accounted for a substantial portion of our revenues. Our seven largest customers accounted for approximately 69%, and 74% of our net revenues in 2009 and 2008, respectively. Our nine largest customers accounted for approximately 78% of our net revenues in 2007. During 2009, GlobaMatrix, Pilkington PLC, Saint Gobain Sekurit and Guardian accounted for 24%, 20%, 11% and 10%, respectively, of our net revenues. During 2008, GlobaMatrix, Pilkington PLC and Saint Gobain Sekurit accounted for 33%, 16% and 13%, respectively, of our net revenues. Because of our fixed costs, the loss of, or substantial reduction in orders from, one or more of these customers would have a material adverse effect on our net revenues, profitability and cash flow.

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

Automotive Glass Market

Our customers are suppliers in the automotive OEM and aftermarket glass industry, including Saint-Gobain Sekurit, Pilkington PLC, AGC Automotive and Guardian.  Our customers sell glass to OEM automobile manufacturers, including Audi, BMW, Daimler, Ford, PSA Group (which includes Peugeot and Citroen), Renault, Volvo and Volkswagen.

Automotive Glass and Architectural Glass, Aftermarket

Our aftermarket applied film in the automotive and architectural glass markets is sold pursuant to an exclusive worldwide license contained in our distribution agreement with GlobaMatrix. Under our agreement, GlobaMatrix agreed to purchase a set amount of our products during the term of the agreement subject to volume and quality standards. Our failure to produce required amounts of product under the distribution agreement will result in late delivery penalties payable to GlobaMatrix. We have supplied at least the minimum volumes required in each of the contract years.  Under our agreement with GlobaMatrix, GlobaMatrix agreed to a 2004 minimum purchase commitment of $9,000 of product.   For each year after 2004 through the term of the contract, GlobaMatrix contracted to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year.

Customers for Architectural, New and Retrofit Markets

Our customers are suppliers to the architectural glass industry, including:  Sofraver S.A., Serious Materials, Shenzhen Kaisheng Energy Saving Technology Co., ECO Insulating Glass, and about 60 other companies worldwide. These customers manufacture and supply IGUs or laminated glass that incorporates our films. Additionally, a portion of the aftermarket applied film that we sell to GlobaMatrix under our distribution agreement is installed on architectural glass in homes and buildings. Our customers represent a small portion of the worldwide architectural glass market.

Other Markets

Our net revenues from sales of electronic display products were $130, $29 and $1,723 in 2009, 2008 and 2007, respectively.  Electronic display products are not representative of our core film business, and given the low margins in this market, we do not intend to pursue this market in the foreseeable future.

We also sell a limited amount of solar products.  Our net revenues for the sales of solar product were $234, $494 and $951 in 2009, 2008 and 2007, respectively.  Our net revenues from solar products are reported as part of our electronic display revenues.

Research and Development

Our research and development activities are focused on the development of new proprietary products, thin film materials science, deposition process optimization and automation and applied engineering. Our research and development expenditures totaled $2,874, $2,996 and $4,505 or approximately 9%, 7% and 12% of net revenues in 2009, 2008 and 2007, respectively.

Historically, our research and development efforts have been driven by customer requests for the development of new applications for thin film coated substrates.  In 2008, we introduced a new family of Heat Mirror film optimized to improve the energy efficiency of structural glazing used in the world's largest commercial projects.  In 2009, we focused our engineering efforts in improving the manufacturability of Heat Mirror IGUs, developing automotive XIR products to meet the impending California Air Resources Board cool car regulation and improve the performance of Heat Mirror products. We also continued the development and initiated qualification of Indium Tin Oxide conductive coatings for the rapidly expanding touch panel market.  We cannot guarantee that we will be successful in developing or marketing these applications or that our films will continue to meet the demanding requirements and the changing technology of the markets we serve.

Integration

We are continuing to review and consider strategic alliances that may result in vertical integration of our products in the production and distribution channels.  However, there can be no assurances with respect to future revenue or income pertaining to these alliances, if any at all.

Manufacturing

The table below provides information about our current production machines and the class of products that each was tooled to produce in 2009.

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

Germany Facility

We own a production facility in Großröhrsdorf, Germany, near the city of Dresden.  This facility is ISO 9001/2000/14001 certified.  The facility has three production machines and manufactured 100% of our products during 2009.

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

Suppliers and Subcontractors

We manufacture our products using materials procured from third-party suppliers. We obtain certain of these materials from limited sources. For example, the substrate we use in the manufacture of several of our products is currently available from one main qualified source. The loss of our current source of supply would adversely affect our ability to meet our scheduled product deliveries to customers. Alternative sources of supply are being pursued; however, it takes approximately 18 to 24 months for us to qualify a new supplier and we may not be able to successfully develop such sources.  In addition, increases in prices charged by our suppliers could force us to raise prices on our products or lower our margins, which could have a material adverse effect on our operating results.

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

Backlog

Our backlog primarily consists of purchase orders for products to be delivered within 90 days. As of February 28, 2010 and February 28, 2009, we had a backlog of orders for shipment over the following 12 months of approximately $9,143 and $3,890, respectively. We expect to ship the entire backlog listed as of February 28, 2010 during 2010.  These are firm orders and are not subject to cancellation.

Competition

The thin film coatings industry and the markets in which our customers compete experience rapid technological change.  Adoption by our competitors of new equipment or process technologies or the development by our competitors or customers of new products could adversely affect us. We have a number of present and potential competitors, including some of our customers who could develop products and processes that replace ours, many of which have greater financial resources and greater selling, marketing and technical resources than we possess.  In addition, many of our competitors have well established relationships with our current and potential customers and have knowledge of our industry.

Automotive glass market. Large, worldwide glass laminators typically have divisions selling products to the commercial flat glass industry and provide solar control products in the automotive OEM market. We face technological competition from companies, such as PPG Industries, Pilkington PLC, Saint Gobain Sekurit, Asahi, Guardian and Glaverbel that have direct-to-glass sputtering capability. We may also be subject to future competition from companies that are able to infuse glass with solar control properties. We estimate that in 2009 our coated substrates were used in less than 1% of the total worldwide automotive OEM glass produced.

Architectural glass market. Products that provide solar control and energy conservation have been available to this market for approximately 25 years. Since our introduction of our Heat Mirror film products in 1979, large glass producers, such as Guardian, PPG Industries, Apogee Enterprises, Pilkington PLC, Saint Gobain Sekurit and Asahi, have produced their own direct-to-glass sputtered products that provide solar control and energy conservation similar to our Heat Mirror products. We estimate that in 2009 our coated substrates were used in less than 1% of the glass used worldwide in residential and commercial buildings.

Applied window film market. In the applied window film segment of the market, companies such as 3M, Bekeart, CP Films (a division of Solutia) and Lintec Inc. produce competitive solar control products that are widely accepted in the market.  We estimate that in 2009 our applied window films were used in less than 1% of the total worldwide applied film market.

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

Employees

As of December 31, 2009, we had 110 employees, of whom 14 were engaged in engineering, 65 in manufacturing, 11 in sales and marketing, 2 in purchasing and 18 in general management, finance and administration. We are highly dependent upon the continuing services of certain technical and management personnel. None of our employees are represented by labor unions. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS

(amounts in thousands, except per share data)

Financial Risks

The global economic and financial market crisis we are continuing to experience may have a negative effect on our business and operations.

The global economic and financial market crisis we are continuing to experience has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which could have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers, distributors and suppliers have been or may be severely affected by the current economic turmoil. Current or potential customers and suppliers and subcontractors may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers and subcontractors may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our gross margins.  Our suppliers and subcontractors may also impose more stringent payment terms on us.  The timing and nature of the recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks.

Declining production of automobiles and commercial and residential real estate due to the economic climate could harm our business.

Global production of automobiles and commercial and residential real estate construction continued to decline significantly in 2009 despite some improvements in the second half of 2009.  As a manufacturer of energy saving films and glass products for the domestic and international automotive and architectural markets, we are dependent upon automobile sales, and new commercial and residential real estate construction.  We sell a substantial portion of our products to a relatively small number of OEMs, and the timing and amount of our sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products, such as automobiles and commercial and residential real estate construction, into which our products are incorporated.  Continuing declines in the automobile and commercial and residential real estate markets could adversely impact our sales volume, and could cause certain of our customers and suppliers to experience liquidity problems, potentially resulting in our write-off of amounts due from these customers and cost impacts of changing suppliers.  Additionally, a change in our suppliers or other delays or problems suffered by our suppliers could have an adverse impact on our ability to manufacture our products on a timely basis, if at all.  If our significant customers or suppliers significantly reduce their transactions with us, our business will be harmed.  As a result, our revenues, income and financial condition may decline in 2010 and beyond.

Capital markets are currently experiencing a period of disruption and instability, which could have a negative impact on the availability and cost of capital.

The general disruption in the global capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions.

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

As of December 31, 2009, we had total outstanding obligations under our loan and capital lease agreements of $4,166. Our current credit facilities contain financial covenants that require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these operating covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures.  The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity. Our inability to make timely payments of interest or principal under these facilities or our failure to comply with financial performance or operating covenants will constitute a default under these facilities and will entitle the lenders to accelerate the maturity of the outstanding indebtedness.  Any such default will likely prevent us from borrowing money under existing credit facilities, securing additional borrowings or functioning as a going concern.  As of December 31, 2009, we were in compliance with all of our debt covenants.

Our ability to borrow is limited by the customized nature of our equipment and some of our foreign accounts receivable.

Our equipment is custom designed for a special purpose. In addition, a large portion of our accounts receivable are from foreign sales, which are often more difficult to collect than domestic accounts receivable. As a result of the nature of our customized equipment and foreign accounts receivable, lenders will generally allow us to borrow less against these asset items as collateral than they would for other types of equipment or domestic accounts receivable, or require us to provide additional credit enhancements. As a result, we may not be able to borrow a sufficient amount to fund our operations or, if such funding is available, it may be at an unacceptable cost.

If we default under our secured credit facilities and financing arrangements, the lenders could foreclose on the assets we have pledged to them requiring us to significantly curtail or even cease our operations.

In connection with our current borrowing facilities and financing arrangements, we have granted security interests in and liens on selected assets to secure the loans.  Our obligations under our secured credit facilities contain cross-default and cross-acceleration provisions and other provisions that allow the lenders to declare the loans immediately due if there is a material adverse change in our business. If we default under the senior credit facilities or under our other financing arrangements, the lenders could declare all of the funds borrowed thereunder, together with all accrued interest, immediately due and payable. If we are unable to repay such indebtedness, the lenders could foreclose on the pledged assets. If the lenders foreclose on our assets, we would be forced to significantly curtail or even cease our operations.

Our quarterly revenues and operating results are volatile and difficult to predict.

Our quarterly revenues and operating results may vary depending on a number of factors, including

•
fluctuating customer demand, which is influenced by a number of factors, including market acceptance of our products and the products of our customers by end-users, changes in product mix, and the timing, cancellation or delay of customer orders and shipments;

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

In 2009, 2008 and 2007, approximately 48%, 48% and 42% of our net revenues, respectively, were denominated in Euros,  including sales to one of our largest customers, Saint-Gobain Sekurit, a global automotive glass manufacturer.  Also, certain purchases from foreign suppliers are denominated in foreign currencies.  A strengthening in the dollar relative to the Euro would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability and cash flows. These fluctuations could also cause prospective customers to cancel or delay orders because of the increased relative cost of our products. Conversely, during 2009 and 2008, the dollar continued to weaken against the Euro, which negatively impacted our cost of doing business.

Operational Risks

We depend on a small number of customers for nearly all of our revenues, and the loss of a large customer could materially and adversely affect our revenues and operating results.

Our seven largest customers accounted for approximately 69% and 74% of our net revenues in 2009 and 2008, respectively. Our nine largest customers accounted for approximately 78% of net revenues in 2007. We expect to continue to derive a significant portion of our net revenues from this relatively small number of customers.  Accordingly, the loss of a customer could have an adverse effect on our business.  The deferral or loss of anticipated orders from a large customer or from a number of small customers will materially reduce our revenues and operating results.

Some of our largest automotive glass customers have the resources to develop products competitive with ours; if they do so, our revenues and operating results would be materially and adversely affected.

Some of our largest automotive glass customers have used a technology—direct-to-glass sputtering—as an alternative to our window films. The continued or expanded use of this technology by our automotive glass customers would limit their need for our products, reduce our sales to these customers and would have a material adverse effect on our revenues, results of operations and financial position.  Many of our customers also have the financial and technical resources to develop products competitive with ours.  If any of our customers develop any such competitive products, the demand for our products would be adversely affected and results of operations and our financial position would be materially and adversely affected.

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

A part of our continuing business strategy is to consider acquiring companies, products, and technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer other growth opportunities. Our ability to successfully complete acquisitions requires that we identify suitable target companies, agree on acceptable terms, and obtain acquisition financing on acceptable terms. In connection with these acquisitions, we could incur debt, amortization expenses relating to identified intangibles, impairment charges relating to goodwill or merger related charges. We might also issue shares of capital stock as partial or full payment of the purchase price for a target company or raise additional equity capital to finance such purchases.  Such an issuance would dilute our current shareholders' interest as a percentage of ownership or in net book value per share.  Given the continued weakness in the economy and the global credit crisis, there can be no assurance that we will be able to secure any acquisition financing under acceptable terms.  Even if we successfully identify, finance the acquisition price and acquire suitable target companies, products, or technologies, the success of any acquisitions will depend upon our ability to integrate the acquired operations, retain and motivate acquired personnel and increase the customer base of the combined businesses.

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

We sell a substantial portion of our products to a relatively small number of suppliers to original equipment manufacturers, or OEMs. The timing and amount of sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products into which our products are incorporated. We have no control over the volume of products shipped or shipping dates by OEM customers, and we cannot be certain that these suppliers to OEM customers will continue to ship products that incorporate our products at current levels or at all.  We currently have long-term contracts with only one of our suppliers to OEM customers. Failure of this customer or other suppliers to OEM customers to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business. Failure of our suppliers to OEM customers to inform us of changes in their production needs in a timely manner could also adversely affect our ability to effectively manage our business.

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

We have a distribution agreement with GlobaMatrix, which if not renewed would expire in 2011, under which we granted GlobaMatrix an exclusive worldwide license to distribute our after-market applied window film in the automotive and architectural glass markets. Failure of GlobaMatrix to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business. Further, the termination of our distribution agreement with GlobaMatrix would have a material adverse effect on our business.

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

Our success depends in large part upon our proprietary technology. We rely on our know-how, as well as a combination of patent, trademark and trade secret protection, to establish and protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or processes or to obtain and use information that we regard as proprietary. Policing unauthorized use of our intellectual property is difficult and can be expensive. Our means of protecting our proprietary rights may not be adequate. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. One of our U.S. patents relating to our architectural products, Heat Mirror, expired in 2006. Expiration of our other patents, which will occur from 2011 to 2020, or our failure to adequately protect our proprietary rights may allow third parties to duplicate our products or develop functionally equivalent or superior technology. In addition, our competitors may independently develop similar technology or design around our proprietary intellectual property.

The sale of our products and the use of our technology may inadvertently infringe upon the intellectual property rights of others.  In such event, we may be restrained in the sale of specific products or the continued use of specific technology, or we may be required to pay license fees to the owner of such other intellectual property.

The sale of our products and the use of our technology may inadvertently otherwise infringe upon the intellectual property rights of others.  In such event, we may be prevented from the continued sale of such products or the continued use of such technology, or we may be required to pay substantial license fees to the owner of such other intellectual property.  This could have a material adverse effect on our business and results of operations.

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

Revenues from international sales amounted to approximately 82%, 81% and 77% of our net revenues during 2009, 2008 and 2007, respectively. To achieve acceptance in international markets, our products must be modified to address a variety of factors specific to each particular country, as well as local regulations within each country. We may also be subject to a number of other risks associated with international business activities. These risks include:

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

We use hazardous chemicals in producing our products and have air and water emissions that require controls. As a result, we are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Our failure to comply with current or future regulations or our inadvertent failure to comply with regulations could result in the imposition of substantial fines on us, significant remediation expenses, suspension of production, alteration of our manufacturing processes, increased costs or cessation of operations.  We might also be required to incur substantial expenses to comply with changes in such local, state and federal governmental regulations.

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

As of December 31, 2009 and 2008, Needham & Company, Inc. and its affiliates and Dolphin Direct Equity Partners, L.P. owned common stock and securities convertible into common stock, constituting in the aggregate 61.9% of our potentially outstanding common stock. Needham & Company, Inc. and its affiliates, together as our largest stockholder, could delay or prevent a change of control of our company, control corporate decisions, or otherwise control the company in ways that might have a material adverse effect on our company or our other shareholders.  Needham & Company, Inc. and it affiliates, together with Dolphin Direct Equity Partners, L.P., have sufficient beneficial ownership of our outstanding common stock to be able to control all corporate decisions requiring majority stockholder approval.

If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly.

Our quarterly revenues and operating results have varied significantly in the past and will likely vary significantly in the future. Our revenues and operating results may fall below the expectations of securities analysts or investors in future periods. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our administrative, sales, marketing, research and development facilities are located in one location totaling 30,174 square feet in Palo Alto, California. This location is covered under two leases, both of which expire on June 30, 2011.  A second building, also located in Palo Alto, California, consists of approximately 9,000 square feet and currently remains vacant.

Our manufacturing facilities are located in one location, which is Company owned,  in Großröhrsdorf, Germany, near the city of Dresden, Germany.  This facility is ISO 9001/2000/14001 certified.  The facility consists of approximately 60,000 square feet, has three production machines and manufactured 100% of our products during 2009.

ITEM 3. LEGAL PROCEEDINGS

In September 1995, Pilkington Automotive Deutschland GmbH, Witten (“Pilkington”) filed a patent application in Germany for XIR film characteristics. Southwall challenged the patent. This patent was revoked by the German Patent Court on April 20, 2004.  On October 28, 2009, we entered into a settlement agreement related to various patent matters with Pilkington.  Under the terms of this agreement, we agreed to pay Pilkington an aggregate amount of $583 (400 Euros) as a full and final settlement of all claims.

We are involved in certain other legal actions arising in the ordinary course of business. We believe, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, our consolidated financial position, results of operations or cash flows.

ITEM 4. RESERVED

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

	High	Low
2009
1st Quarter	$0.80	$0.45
2nd Quarter	1.01	0.45
3rd Quarter	1.25	0.80
4th Quarter	1.75	1.15

	High	Low
2008
1st Quarter	$0.88	$0.69
2nd Quarter	1.87	0.68
3rd Quarter	1.60	1.02
4th Quarter	1.10	0.60

On March 1, 2010, the last reported sale price for our common stock as reported on the Over-the-Counter Bulletin Board Market was $1.44. On such date, there were approximately 280 holders of record of our common stock, and we believe there were approximately 3,000 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Our Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) is entitled to cumulative dividends of 10% per year, payable at the discretion of our Board of Directors. However, we have not paid dividends on the Series A Preferred Stock, nor do we intend to pay dividends on the Series A Preferred Stock in the foreseeable future.  We currently intend to retain current and future earnings, if any, to fund the expansion and growth of our business. Furthermore, payment of cash dividends on our common stock is prohibited without the consent of our holders of Series A Preferred Stock and Wells Fargo Bank, per the terms set forth in our credit facility agreement.

Comparison of Cumulative Total Stockholder Return

The following performance graph assumes an investment of $100 on December 31, 2004 and compares the changes thereafter in the market price of our common stock with a broad market index, Composite Market Index, and an industry index, General Building Materials Index. We paid no dividends during the periods shown; the performance of each index is shown on a total return (dividend reinvestment) basis. The graph lines merely connect fiscal year-end dates and do not reflect fluctuations between those dates.

	12/04	12/05	12/06	12/07	12/08	12/09

Southwall Technologies Inc.	100.00	35.47	26.74	46.51	46.51	81.98
NASDAQ/AMEX/NYSE	100.00	107.62	126.95	141.83	86.03	116.83
General Building Materials	100.00	107.88	137.70	139.63	102.33	122.84

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of and for each of the five years ended December 31, 2009 is derived from our consolidated financial statements. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Net revenues	$32,103	$41,920	$37,733	$40,209	$54,754
Cost of revenues	17,704	24,378	23,907	24,746	37,241
Gross profit	14,399	17,542	13,826	15,463	17,513
Gross profit %	44.8%	41.8%	36.6%	38.5%	32.0%
Operating expenses (income):
Research and development	2,874	2,996	4,505	6,782	5,104
Selling, general and administrative	8,037	8,199	9,843	12,005	8,332
Contract termination settlement	-	-	(2,959)	-	-
Restructuring (recoveries) costs, net	(56)	-	56	915	-
Recoveries for long-lived assets, net	-	-	(32)	(214)	(170)
Total operating expenses	10,855	11,195	11,413	19,488	13,266

Income (loss) from operations	3,544	6,347	2,413	(4,025)	4,247

Interest expense, net	(570)	(586)	(692)	(737)	(973)
Other income (expense), net	2,844	(62)	2,346	210	75
Income (loss) before provision for
income taxes	5,818	5,699	4,067	(4,552)	3,349

Provision for income taxes	154	511	510	958	29
Net income (loss)	5,664	5,188	3,557	(5,510)	3,320

Deemed dividend on preferred stock	489	489	489	489	490
Net income (loss) attributable to common stockholders	$5,175	$4,699	$3,068	$(5,999)	$2,830

Net income (loss) per share:
Basic	$0.18	$0.17	$0.11	$(0.22)	$0.11
Diluted	$0.16	$0.15	$0.11	$(0.22)	$0.10

Weighted average shares used in computing net income (loss) per share:

Basic	28,730	28,252	27,576	26,949	26,743
Diluted	34,486	34,262	33,240	26,949	32,895

Consolidated Balance Sheet Data:

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)

Cash, cash equivalents and restricted cash	$12,454	$11,050	$6,786	$5,733	$7,002
Working capital	16,020	12,607	7,879	3,686	8,691
Property, plant and equipment	14,393	15,012	17,071	17,232	16,857
Total assets	38,911	37,285	37,267	35,501	39,641
Term debt and capital leases including current portion	4,166	6,268	9,426	9,627	10,107
Total liabilities	11,758	15,877	20,574	23,655	23,702
Preferred stock	4,810	4,810	4,810	4,810	4,810
Total stockholders' equity	22,343	16,598	11,883	7,036	11,129

Selected Cash Flow Data:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)

Net cash provided by operating activities	$5,228	$7,100	$5,695	$748	$4,006
Net cash provided by (used in) investing activities	(1,430)	563	(757)	(505)	(342)
Net cash used in financing activities	(1,967)	(3,247)	(4,033)	(1,533)	(1,566)

Quarterly Financial Data:

The following table sets forth a summary of our quarterly financial data for the fiscal years ended December 31, 2009 and December 31, 2008. This information has been derived from our unaudited condensed consolidated financial statements and has been prepared on the same basis as our audited consolidated financial statements contained in this report. It includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information when read in conjunction with our audited financial statements and related notes. Operating results for any quarter are not necessarily indicative of results for any future period. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

Selected Quarterly Financial Information (Unaudited):

	Quarters Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009
	(in thousands, except per share amounts)

Net revenues	$6,496	$8,334	$8,600	$8,673
Cost of revenues	4,051	4,636	4,867	4,150
Gross profit	2,445	3,698	3,733	4,523

Income before provision for income taxes	2,436	1,538	693	1,151
Net income	2,279	1,504	710	1,171
Deemed dividend on preferred stock	122	122	122	123
Net income attributable to common stockholders	$2,157	$1,382	$588	$1,048

Net income per share:
Basic	$0.08	$0.05	$0.02	$0.04
Diluted	$0.07	$0.04	$0.02	$0.03

Weighted average shares used in computing net income per share:

Basic	28,707	28,709	28,728	28,776
Diluted	33,770	33,799	34,685	35,688

	Quarters Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008
	(in thousands, except per share amounts)

Net revenues	$10,570	$13,685	$10,632	$7,033
Cost of revenues	5,719	7,960	6,383	4,316
Gross profit	4,851	5,725	4,249	2,717

Income (loss) before provision for income taxes	2,158	2,555	1,013	(27)
Net income (loss)	2,045	2,348	1,008	(213)
Deemed dividend on preferred stock	122	122	122	123
Net income (loss) attributable to common stockholders	$1,923	$2,226	$886	$(336)

Net income (loss) per share:
Basic	$0.07	$0.08	$0.03	$(0.01)
Diluted	$0.06	$0.07	$0.03	$(0.01)

Weighted average shares used in computing net income (loss) per share:

Basic	27,820	28,065	28,409	28,705
Diluted	33,520	34,555	34,681	28,705

Other factors that could affect our quarterly operating results include those described elsewhere in this report and fluctuating customer demand, which is influenced by a number of factors, including market acceptance of our products and the products of our customers by end-users, changes in product mix, and the timing, cancellation or delay of customer orders and shipments;

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

Overview

Southwall is a developer and manufacturer of high performance films and glass products that improve energy efficiency in architectural and automotive glass applications.  Founded in response to the oil embargo of 1973, Southwall has approximately 30 years of experience and commercial adoption of its products worldwide.  Our products enable green building and transportation customers to decrease carbon emissions and reduce the use of oil and electricity in the heating and cooling of buildings and vehicles.

Our customers were not immune to the global economic downturn of 2009.  Both the architectural and automotive industries experienced material sales declines, which impacted our financial results.  In 2009, our net revenues were $32,103, a 23% decrease from net revenues of $41,920 in 2008.  Despite the challenging environment, Southwall maintained profitability, increased cash, retained its long-term customers, and invested for growth.

In April 2008, we formed Southwall Insulating Glass, LLC (“SIG” or “Southwall Insulating Glass”), a joint venture with Chicago-based manufacturer, Sound Solutions Windows & Doors, LLC, in response to the demand for higher energy efficiency glass in residential and commercial buildings.  SIG produces and sells energy efficient, dual-pane insulated glass units which are primarily used in the production of completed window units for the residential housing and commercial building industries.

SIG incorporates proprietary design and automated manufacturing in its production of insulated glass units.   The joint venture’s facility is located in Chicago, Illinois, and began production of Heat Mirror insulating glass units and other high performance insulated glass units in the second half of 2008.

Financing and Related Transactions

 On December 18, 2003, we entered into an investment agreement with Needham & Company, Inc., Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P. (together referred to as “Needham Company and its Affiliates”) and Dolphin Direct Equity Partners, L.P. (collectively with Needham Company and its Affiliates (“the Investors”).  Through a series of transactions, we issued an aggregate of 4,893 shares of Series A Preferred Stock.  Needham Company and its Affiliates received 3,262 shares of Series A Preferred Stock and Dolphin Direct Equity Partners, L.P. received 1,631 shares of Series A Preferred Stock.

Each share of the Series A Preferred Stock shares has a stated value of $1.00 and is entitled to a cumulative dividend of 10% per year, payable at the discretion of the Board of Directors. Dividends on the Series A Preferred Stock accrue daily commencing on the date of issuance and are deemed to accrue whether or not earned or declared and whether or not there are profits, surplus or other funds legally available for the payment of dividends. Accumulated dividends, when and if declared by the Board of Directors, will be paid in cash.  At December 31, 2009, $2,446 of deemed dividends on the Series A Preferred Stock had been accrued to date.

Each share of the Series A Preferred Stock is convertible into common stock at any time, at the option of the holder, at the conversion price of $1.00 per share, subject to certain adjustments.

At December 31, 2009, Needham Company and its Affiliates and Dolphin Direct Equity Partners, L.P. owned 39.3% and 16.1%, respectively, of our outstanding common stock.  In addition, if Needham Company and its Affiliates and Dolphin Direct Equity Partners, L.P. had converted their shares of Series A Preferred Stock into common stock at December 31, 2009, they would have owned 43.3% and 18.6%, respectively, of our outstanding common stock.

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

Portfolio Financial Servicing Company, Bank of America and Lehman Brothers. On February 20, 2004, we entered into a settlement agreement with Portfolio Financial Servicing Company (as successor to Matrix Funding Corporation), Bank of America and Lehman Brothers, which extinguished a claim arising out of sale-leaseback agreements with Matrix Funding Corporation, which we entered into in connection with the acquisition of two of our production machines. As part of the settlement, we agreed to pay a total of $2,000 plus interest over a period of 6 years. The settlement required us to make an interest payment in 2004, and beginning in 2005, to make quarterly principal and interest payments through 2010. We also agreed to return the production machines in question.  During the first quarter of 2009 we paid $995, as complete settlement of all obligations, including principal and interest.  Upon final payment of principal and interest, a formal release of the obligation under the 2004 settlement agreement was obtained from Portfolio Financial Servicing Company on January 21, 2009, and a gain of $2,359 was recognized in the first quarter of 2009 in other income (expense), net, in the accompanying consolidated statements of operations.

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

Our customers include, Pilkington PLC, Saint Gobain Sekurit and GlobaMatrix, which collectively accounted for approximately 51%, 58%, and 50% of our total revenues in 2009, 2008 and 2007, respectively.

Under our amended agreement, GlobaMatrix is required to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. GlobaMatrix was obligated to purchase approximately $14,700 of products in 2009. During 2009, GlobaMatrix purchased approximately $7,600 of product.

Sales returns and allowances.  Our gross margins and profitability have been adversely affected from time to time by product quality and warranty claims. From 2005 to 2009, returns and allowances have averaged 2.7% of gross sales.  The sales returns and allowances reserve as of December 31, 2009 was 1.9% of gross sales based on a rolling twelve month average.

Results of Operations

Consolidated Statements of Operations Data:
(dollars in thousands)
	Years Ended December 31,
		Percent		Percent
	2009	Change	2008	Change	2007
Net revenues, by product:
Automotive glass	$16,040	(17)%	$19,298	28%	$15,113
Electronic display	364	(30)	523	(80)	2,674
Architectural	6,353	-	6,358	7	5,957
Window film	9,346	(40)	15,691	12	13,989
Other	-	(100)	50	nm*	-
Total net revenues	32,103	(23)	41,920	11	37,733
Cost of revenues	17,704	(27)	24,378	2	23,907
Gross profit	14,399	(18)	17,542	27	13,826

Operating expenses:
Research and development	2,874	(4)	2,996	(33)	4,505
Selling, general and administrative	8,037	(2)	8,199	(17)	9,843
Restructuring (recoveries) expenses, net	(56)	-	-	(100)	56
Contract termination settlement	-	-	-	(100)	(2,959)
Recoveries for long-lived assets, net	-	-	-	(100)	(32)
Total operating expenses	10,855	(3)	11,195	(2)	11,413
Income from operations	3,544	(44)	6,347	163	2,413
Interest expense, net	(570)	(3)	(586)	(15)	(692)
Other income (expense), net	2,844	nm*	(62)	nm*	2,346
Income before provision for income taxes	5,818	2	5,699	40	4,067
Provision for income taxes	154	(70)	511	nm*	510
Net income	5,664	9	5,188	46	3,557

Deemed dividend on preferred stock	489	-	489	-	489
Net income attributable to common stockholders	$5,175	10	$4,699	53	$3,068

* not meaningful

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2009	2008	2007
Net Revenues:
Automotive glass	50.0%	46.0%	40.0%
Electronic display	1.1	1.3	7.1
Architectural	19.8	15.2	15.8
Window film	29.1	37.4	37.1
Other	-	0.1	-
Total net revenues	100.0	100.0	100.0
Cost of revenues	55.2	58.2	63.4
Gross profit	44.8	41.8	36.6
Research and development	9.0	7.1	11.9
Selling, general and administrative	25.0	19.6	26.1
Restructuring (recoveries) expenses, net	(0.2)	-	0.1
Contract termination settlement	-	-	(7.8)
Recoveries for long-lived assets, net	-	-	(0.1)
Total operating expenses	33.8	26.7	30.2
Income from operations	11.0	15.1	6.4
Interest expense, net	(1.8)	(1.4)	(1.8)
Other income (expense), net	8.9	(0.1)	6.2
Income before provision for income taxes	18.1	13.6	10.8
Provision for income taxes	0.5	1.2	1.4
Net income	17.6	12.4	9.4
Deemed dividend on preferred stock	1.5	1.2	1.3
Net income attributable to common stockholders	16.1%	11.2%	8.1%

Net revenues

Net revenues in 2009, 2008 and 2007 were $32,103, $41,920, $37,733, respectively.  Net revenues for 2009 decreased by $9,817, or 23%, from 2008, primarily due to a decline in sales of automotive and window film products and the impact of generally lower demand across all markets due to the global economic downturn.  Net revenues for 2008 increased by $4,187, or 11%, from 2007.

Our 2009 net revenues in the automotive film market decreased by $3,258, or 17%, from $19,298 in 2008 to $16,040 in 2009. The decrease was primarily due to decreased demand from some of our larger customers and to a lesser extent the Euro exchange rate, as many of our customers are billed in Euros.  Our 2008 net revenues in the automotive film market increased by $4,185, or 28%, from $15,113 in 2007.  The increase was primarily due to increased demand from some of our larger customers and to a lesser extent the Euro exchange rate.

Our 2009 net revenues of $6,353 in the architectural market remained relatively flat as compared to $6,358 in 2008.  Our net revenues in the architectural market increased in 2008 to $6,358 from $5,957 in 2007.  The $401, or 7%, increase was due to new architectural accounts added in 2008.

Our net revenues in our window film market decreased $6,345, or 40%, to $9,346 in 2009 from $15,691 in 2008. The decrease was primarily due to decreased overall demand in the window film business.  Our net revenues in our window film market increased $1,702, or 12%, to $15,691 in 2008 from $13,989 in 2007. The increase was due to increased demand for window film products.

Cost of Revenues

Cost of revenues decreased $6,674, or 27%, to $17,704 in 2009 from $24,378 in 2008.  As a percent of net revenues, cost of revenues was 55.2% in 2009 compared to 58.2% in 2008.  Facility costs, depreciation expense and labor costs have historically comprised the majority of our manufacturing expenses. Since these costs are relatively fixed and do not fluctuate proportionately with net revenues, the decrease in the cost of revenues was due primarily to lower material costs due to lower manufacturing volume and to a lesser extent cost saving programs, such as furloughs and more efficient recycling of precious metals used in the manufacturing process, implemented in 2009 to offset fixed costs. Cost of revenues increased 2% or $471 in 2008 from 2007. As a percent of net revenues, cost of revenues was 58.2% in 2008 compared to 63.4% in 2007. The increase in cost of revenues in 2008 from 2007 was primarily due to the increase in net revenues.  The decrease in cost of revenues in 2008 as a percent of revenues is attributable to better utilization of the manufacturing facility in Germany.

Gross margin

Gross margin increased to 44.8% in 2009 from 41.8% in 2008. The increase in gross margin was largely the result of the lower reserves for returns and allowances attributed to lower sales and a lower amount of credits issued for quality issues and cost saving programs implemented in 2009 to offset fixed costs and lower volumes. Gross margin increased to 41.8% in 2008 from 36.6% in 2007.  This increase in gross margin was largely the result of higher volume and a change in product mix to higher margin products, and improvements in production and efficiency.

Operating expenses

Research and development costs in 2009 remained relatively flat year over year at $2,874, or 9.0%, of net revenues, compared to $2,996, or 7.1%, of net revenues in 2008.  The slight reduction in cost was primarily the result of lower compensation costs offset by an increase in research and development efforts relating to thin film technology.  Research and development expenses decreased $1,509, or 33%, in 2008 as compared to 2007. The decrease was the result of lower compensation expense offset by a focused effort on research and development of thin film technology.

Our selling, general and administrative expenses decreased slightly in 2009 as compared to 2008. The $162 decline, or 2%, was due to lower discretionary spending offset by the settlement of the Pilkington patent matter.  Our selling, general and administrative expenses decreased approximately $1,644, or 17%, in 2008 from 2007. The decrease in selling, general and administrative expenses in 2008 was primarily due to the following:  expenses in 2007 that were reduced or eliminated in 2008 or incurred at a lesser amount; no accruals for leasehold asset retirement obligations in 2008 compared to $453 in 2007, lower employee costs due to work force reductions and lower financial consulting services costs in 2008 as compared to 2007.

Contract Termination Settlement

In November 2007, we reached an agreement with Mitsui Chemicals, Inc. to terminate our Manufacturing and Supply Agreement.  This was a one-time credit of $2,959 to expense from operations and was included in the fourth quarter of 2007.

Income (loss) from operations

Income from operations decreased to $3,544 in 2009 from income of $6,347 in 2008.  The decrease was a result of lower revenues and sales volumes in 2009. Income from operations increased to $6,347 in 2008 from $2,413 in 2007 as a result of higher revenues.

Interest expense, net

Interest expense, net, decreased to $570 in 2009 compared to $586 in 2008 mainly due to lower debt obligations partially offset by interest expense relating to the settlement of the Pilkington patent matter. Interest expense, net decreased to $586 in 2008 from $692 in 2007 mainly due to lower debt obligations.

Other income (expense), net

Other income, net, in 2009 was $2,844, an increase from expense of $62 in 2008 and income of $2,346 in 2007. The primary factor contributing to other income, net in 2009 primarily relates to our final payment in January 2009 on the 2004 Matrix debt settlement agreement and receipt of the formal release from the creditor of any remaining obligations to them.  We recognized a $2,359 gain on the reversal of the remaining carrying value of the accrued liability associated with the debt.  Also included in other income was the final milestone payment of $500 received from Sunfilm in the second quarter of 2009 and the reversal of a $220 (150 Euros) reserve associated with the Saechsische AufbauBank (SAB) grants in Germany.  In addition, in February 2009, we sold precious metal targets that remained after our Palo Alto, California manufacturing facility was closed in 2006 and production was moved to Germany.  The targets had previously been expensed in 2006, and therefore, the sale resulted in a net gain of $346 to other income in the first quarter of 2009.  These nonrecurring-gains were partially offset by $733, representing our portion of the net losses incurred by the SIG joint venture during 2009.

The net expense in 2008 was due primarily to the recognition of our portion of the net loss incurred by the SIG joint venture in 2008 of approximately $220. The other income, net in 2007 was primarily due to the receipt of $2,500 in milestone payments under a technology transfer and service agreement with Sunfilm AG.  The other income, net, in 2007 also includes the reversal of interest and penalties reserved for an audit by the Saxony government of Germany on our German subsidiary Southwall Europe GmBH.  We had accrued potential interest and penalties associated with the audit.  Based on the audit settlement with the Saxony government, we were able to reverse the remaining reserves of approximately 206 Euros ($300) in October 2007 when we paid the Saxony government.  These income items were offset by a fee of 350 Euros ($484) to cancel a purchase order for production machinery in Germany.

Income (loss) before provision for income taxes

The pre-tax income increased slightly to $5,818 in 2009 compared to $5,699 in 2008, as a result of higher gross margins, lower operating expenses, and approximately $2,844 of other income, net. The pre-tax income increase to $5,699 in 2008 compared to $4,067 in 2007 was primarily due to higher revenues and lower operating expenses.

Provision for income taxes

We calculate our income taxes based on an annual effective tax rate in compliance with ASC 740, Accounting for Income Taxes. Under ASC 740, income tax expense is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns.

In preparing our consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. We include differences between the financial and tax basis numbers as deferred tax assets, such as net operating loss carry forwards, and deferred tax liabilities in our consolidated balance sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in any period, we include an expense within the tax provision in our statement of operations. To date, we have recorded a full allowance against our U.S. deferred tax assets. The valuation allowances were $12,833, $16,224 and $18,204 at December 31, 2009, 2008 and 2007, respectively, which fully reserved our U.S. net deferred tax assets related to temporary differences, net operating loss carry forwards and other tax credits. Future income tax liabilities may be reduced to the extent permitted under federal and applicable state income tax laws, when the future tax benefit can be utilized by applying it against future income.

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

The provision for income taxes decreased to $154 in 2009 from $511 in 2008.  Although our pre-tax income in 2009 was comparable to that in 2008, the decrease in expense was attributable to United States activities, where we were able to utilize net operating loss carryforwards against which a valuation allowance had previously been established.  Furthermore, we were able to utilize foreign tax credits to completely offset the alternative minimum tax.

 In 2008, our provision for income taxes remained relatively flat at $511 from $510 in 2007. Although our pre-tax income increased in 2008, the increase was attributable to United States activities, where we were able to utilize net operating loss carryforwards against which a valuation allowance had previously been established.  Consequently, the increase in profitability in the United States generally resulted in no increase in income tax expense, except for the alternative minimum tax.  Our state tax expense increased slightly due to the retroactive suspension of net operating loss utilization by the State of California.  However, this was offset by a decrease in our foreign tax expense due to lower pre-tax income attributable to our operations in Germany.

Liabilities are recorded for more likely than not income tax assessments based on estimates of potential tax related exposures, and utilizes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between actual results and assumptions, or changes in assumptions in future periods, are recognized in the period they become known.

See Note 8 -Income Taxes, of the accompanying consolidated financial statements included in Item 8 for additional information on ASC 740.

Net income (loss)

The increase in net income to $5,664 in 2009 from $5,188 in 2008 was primarily due to higher gross margins and lower operating expenses, approximately $2,844 of other income, net, and a slightly lower tax provision in 2009 compared to 2008.  The increase in net income to $5,188 in 2008 from $3,557 in 2007 was primarily due to higher revenues, higher gross margins and lower operating expenses.

Deemed dividend on preferred stock

We accrued $489 of deemed dividend on our Series A Preferred Stock in each of the years 2009, 2008 and 2007.  The Series A Preferred Stock carries a 10% cumulative dividend rate.

Liquidity and capital resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories, debt repayments and capital expenditures. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital. We generated net income in 2009, 2008 and 2007. We had positive cash flow from operations in 2009, 2008 and 2007.

For the quarters ended December 31, 2009 and December 31, 2008, our days sales outstanding (“DSO”) were 62 days and 50 days, respectively. The increase was primarily due to the timing of collections and did not represent a change in the overall collection patterns of receivables.  This increase was attributable to (a) higher window film and automotive sales, which have longer receivable terms, in December 2009 versus December 2008 and (b) a payment in the amount of $849 from a customer prior to December 31, 2008, thus lowering 2008’s receivable balance.  Our write-off of bad debts for the years ended December 31, 2009 and 2008 were $47 and $145, respectively.  Bad debt recorded for the year ended December 31, 2007 was de minimis.

Our cash and cash equivalents increased by $1,686 from $10,768 at December 31, 2008 to $12,454 at December 31, 2009.  Cash provided by operating activities was $5,228 in 2009. The cash provided by operating activities during 2009 was primarily the result of net income for the year of $5,664, a decrease in inventory of $1,461, and non-cash depreciation and stock-based compensation expense of $2,596 and $403, respectively, offset by the non-cash gain of $2,359 resulting from the reversal of the long term reserve associated with the settlement of the Matrix debt, and an increase in accounts receivable of $2,300 attributed to several large shipments occurring in December 2009.

Cash used in investing activities in 2009 was $1,430 compared to cash provided by investing activities of $563 in 2008. The cash used in investing activities in 2009 was primarily for capital expenditures of $1,725 the majority of which was used for the upgrade of a production machine in our German manufacturing facility.  These investments were partially offset by the release of $261 of restricted cash to cash and cash equivalents in the first quarter of 2009.  This reclassification was associated with the expiration of contractual obligations relating to consigned precious metals in Germany, which required a cash deposit.

Cash used in financing activities of $1,967 in 2009 and was comprised primarily of our settlement of the Matrix term debt in the first quarter 2009 and other debt payments totaling $2,242 in aggregate.  The final debt payment with Matrix Funding Corporation was $995 and scheduled payments related to other term debt and capital lease obligations represented $1,247.  Cash used for the retirement of debt obligations in 2009 was partially offset by proceeds from the exercise of stock options of $54 and an investment tax credit of $221 (165 Euro) received in the second quarter 2009 for fixed asset purchases in Germany.

Our cash and cash equivalents increased by $4,276 from $6,492 at December 31, 2007 to $10,768 at December 31, 2008. Cash provided by operating activities increased by $1,405 from $5,695 in 2007 to $7,100 in 2008.  The increase in cash provided by operating activities during 2008 was primarily the result of net income for the year of $5,188, non-cash depreciation of $2,647, a stock-based compensation charge of $219, a decrease in accounts receivable of $649, a decrease in other assets of $601 primarily due to the release of a $1,000 letter of credit to the landlord of our closed Palo Alto, California manufacturing facility, a loss on the disposal of property, plant and equipment of $97 and a decrease in deferred income tax of $38.  These sources of operating cash were partially offset by a decrease in accounts payable and accrued liabilities of $2,014 and an increase in inventory of $325. Cash provided by investing activities in 2008 was $563 compared to $757 used in investing activities in 2007. The cash provided by investing activities in 2008 was due to the release of restricted loan proceeds of $1,189 associated with the payoff of the loan from Deutsche Bank Aktiengesellschaft, partially offset by capital expenditures of $626.  Cash used in financing activities decreased  by $786 from $4,033 used in financing activities in 2007 to $3,247 used in financing activities in 2008. The cash used in financing activities in 2008 was primarily the result of our pay down of the Deutsche Bank Aktiengesellschaft loan in December 2008 and other term debt and capital lease obligation payments of $3,551 partially offset by proceeds from the exercise of stock options of $304.

We entered into an agreement with the Saxony government in Germany in May 1999 under which we received investment grants. As of December 31, 2009, we had received approximately 5,000 Euros, or $5,000, of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets at our Dresden manufacturing facility. As of December 31, 2009, all government grants had been applied or repaid eliminating restricted cash.

Borrowing arrangements

Credit Agreement with Wells Fargo Bank

On May 19, 2008, we entered into a Credit Agreement with Wells Fargo Bank.  The Credit Agreement provided for a $3,000 revolving line of credit, under which we could, from time to time, borrow up to 85% of eligible accounts receivable.  Interest on amounts borrowed under the facility was prime plus 0.75% annualized on the average daily financed amount outstanding.  All borrowings under the facilities were collateralized by our assets in the United States and were subject to certain covenants including minimum cumulative quarterly net income, minimum net worth and a maximum annual cap on unfinanced capital expenditures.  The maturity date of the facility was May 18, 2009.

In June 2009, we entered into a new Credit Agreement with Wells Fargo Bank (“Bank”).  The Credit Agreement provides for a $3,000 revolving line of credit.  Advances under the line exceeding $1,500 will be limited to 80% of eligible accounts receivable.  The Company will not be eligible for additional borrowings if the Company’s consolidated cash balance falls below $3,500.  Amounts borrowed under the facility bear interest at either prime plus 0.75% or LIBOR plus 3.5%, determined at the discretion of the Company, and is annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by our assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements.

Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is June 2010.  Although we expect to renew the credit line, we can provide no assurance that we will be successful in obtaining a new or replacement credit facility due to restrictive credit markets.  As of December 31, 2009, we had no balance outstanding on our line of credit, and we were in compliance with all covenants under the Credit Agreement.  The foregoing does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement, and the transactions contemplated thereby or a complete explanation of material terms thereof.

Borrowing Agreements with German Banks

Our borrowing arrangements with various German banks as of December 31, 2009 are described in Note 6 of the Notes to Consolidated Financial Statements (Item 8. “Financial Statements and Supplementary Data”) set forth herein. We are in compliance with all of the covenants of the German bank loans and capital leases, and we have classified $700 and $3,165 outstanding under the German bank loans as a short-term liability and long-term liability, respectively, at December 31, 2009.  We are obligated to pay an aggregate of $700 in principal under our German bank loans in 2010.

U.S. Capital Leases

Our borrowing arragements with a U.S. capital leasing institution as of December 31, 2009 is described in Note 6 of the Notes to Consolidated Financial Statements (Item 8. “Financial Statements and Supplementary Data”) set forth herein. We are in compliance with all of the covenants of the capital lease, and we have classified $108 and $193 outstanding under the capital lease as a short-term liability and long-term liability, respectively, at December 31, 2009.  We are obligated to pay an aggregate of $108 in principal under our U.S. capital lease agreement in 2010.

Settlement with Matrix Funding Corporation

In 2003, we were in default under a master sale-leaseback agreement with respect to two of our production machines. We had withheld lease payments in connection with a dispute with the leasing company, Matrix Funding Corporation.  In February 2004, we reached a settlement agreement for approximately $2,000 to be repaid over six years at a stepped rate of interest, and we returned the equipment in question. At December 31, 2008, the carrying value of the liability was $3,354.  In January 2009, we arrived at a final settlement agreement for $995, which was considered full and final payment of principal and interest.  A formal release of all obligations under the 2004 settlement agreement was obtained from the Portfolio Financial Servicing Company, the successor to Matrix Funding Corporation, on January 21, 2009.  Currently there is no outstanding debt to this creditor.

As of December 31, 2009, we were in compliance with all financial covenants under all financial instruments.

Capital expenditures

Capital expenditures were $1,725 and $626 in 2009 and 2008, respectively.   The capital expenditures were primarily invested in the upgrade our production machines and facilities as well as in research and development tools.  We expect to spend approximately $1,600 in 2010 on production machines and research and development tools.

Future Obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at December 31, 2009 (in thousands):

		Less			Greater
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Term debt (1)	$3,663	$618	$716	$716	$1,613
Capital lease obligations (1)	503	190	313	-	-
Term debt and capital lease obligation interest (1)	1,085	262	356	236	231
Other obligations (2)	2,446	-	-	-	2,446
Operating leases (3)	756	516	240	-	-
Total Contractual Cash Obligations	$8,453	$1,586	$1,625	$952	$4,290
________________

(1)	Represents the principal and interest allocations of loan and capital lease agreements with Varilease Finance Inc. and several German Banks.

(2)	Represents accumulated dividends accrual on Series A Preferred Stock (greater than five years).

(3)	Represents the remaining rents owed on buildings we rent in Palo Alto, California.

Interest obligations relating to term debt and capital lease obligations declined for the year ended December 31, 2009 to $401 from $774 for the year ended December 31, 2008.

As of December 31, 2009, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.  The terms of the leases for these facilities continue through June 30, 2011.  The monthly rent payment for this facility was $38 for 2009. In 2010, the monthly rent payments will increase to $39 and increase annually at a rate of 3% through the expiration of the lease.

As of December 31, 2009, we also had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  This manufacturing space is currently vacant. The monthly rent payment for this facility in 2009 was $6. In 2010, the rent payments will be $4.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets and liabilities we report, our disclosure of contingencies, and the amounts of revenues and expenses we report in our consolidated financial statements. If we used different judgments or estimates, or assumptions there might be material differences in the amount and timing of revenues and expenses we report.  See Note 1 of our Notes to Consolidated Financial Statements (Item 8. “Financial Statements and Supplementary Data”) for details regarding our accounting policies. The critical accounting policies, judgments, estimates and assumptions which we believe have the most significant effect on our consolidated financial statements, are set forth below:

•	Revenue recognition;

•	Stock-based compensation;

•	Allowances for doubtful accounts and sales returns;

•	Valuation of inventories;

•	Assessment of the probability of the outcome of current litigation;

•	Valuation of long-lived assets; and

•	Accounting for income taxes.

Revenue recognition. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and the receipt of payment is reasonably assured. Accordingly, we generally recognize revenues from product sales when the terms of the sale transfer title and risk of loss, which occurs either upon shipment or upon receipt by customers. We account for estimated returns and allowances. We adjust these allowances periodically to reflect our actual and anticipated experience. If any of these conditions to recognize revenues are not met, we defer revenue recognition.

Stock-Based Compensation. We account for stock-based compensation under the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. Stock-based compensation expense in fiscal 2009, 2008 and 2007 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  We use the Black-Scholes option pricing model, which requires assumptions requiring a high degree of judgment.  The value portion of the award that is ultimately expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

Allowances for doubtful accounts and sales returns. We establish allowances for doubtful accounts and sales returns for specifically identified, as well as anticipated, doubtful accounts and product quality and warranty claims based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment, sales returns and claims experience. As of December 31, 2009, our consolidated balance sheet included allowances for doubtful accounts and sales returns of $115 and $607, respectively.  As of December 31, 2008, our consolidated balance sheet included allowances for doubtful accounts and sales returns of $185 and $1,321, respectively. During 2009 we recorded a credit of $326 and in 2008 and 2007, sales return costs of $1,247 and $1,360, respectively. We incurred a credit to bad debt expense of $23 in 2009, bad debt expense of $264 in 2008 and a credit to bad debt expense of $36 in 2007. These credits were incurred as a result of our customers paying written-off receivable balances. If our actual bad debt and product quality and warranty costs differ from our estimates, or if we adjust our estimates in future periods, our operating results, cash flows and financial position could be materially adversely affected.

Valuation of inventories. We state inventories at the lower of cost or market. We establish provisions for excess, obsolete, impaired and non-standard width inventories after periodic evaluation of historical sales, current economic trends, forecasted sales, predicted lifecycle and current inventory levels. As of December 31, 2009, 2008 and 2007, our reserve balances totaled $993, $1,100 and $672, respectively, primarily for impaired and non-standard width inventories. Subcontractor yields can adversely impact the scrap rate of inventory during a particular period.  The timing of the disposal of impaired and non-standard width inventories can materially impact the balance of inventory reserves.

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

Accounting for income taxes.  In preparing our consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. We include differences between book and tax basis financial statements as deferred tax assets, such as net operating loss carry forwards, and deferred tax liabilities in our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in any period, we include an expense within the tax provision in our statement of operations. To date, we have recorded a full allowance against our U.S. deferred tax assets. The valuation allowances were $12,833, $16,224 and $18,204 at December 31, 2009, 2008 and 2007, respectively, which fully reserved our U.S. net deferred tax assets related to temporary differences, net operating loss carry forwards and other tax credits. Future income tax liabilities may be reduced to the extent permitted under federal and applicable state income tax laws, when the future tax benefit can be utilized by applying it against future income.

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

Liabilities are recorded for more likely than not income tax assessments based on estimates of potential tax related exposures, and utilizes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Differences between actual results and assumptions, or changes in assumptions in future periods, are recognized in the period they become known.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” or ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  ASC 740 was adopted on January 1, 2007 and the adoption of ASC 740 did not have a material impact on our financial positions, results of operations or cash flows. See Note 8 -Income Taxes, of the accompanying consolidated financial statements included in Item 8 for additional information on ASC 740.

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for the accounting for transfers of financial assets. These new standards eliminate the concept of a qualifying special-purpose entity; remove the scope exception from applying the accounting standards that address the consolidation of variable interest entities to qualifying special-purpose entities; change the standards for de-recognizing financial assets; and require enhanced disclosure. These new standards are effective for us beginning in the first quarter of 2010, and are not expected to have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of 2010 and are not expected to have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In January 2010, the FASB issued new standards to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic ASC 810-10) originally issued as FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The new standard establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  The amendments affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The new standards are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments must be applied retrospectively to the first period that an entity adopted Statement 160. We are currently evaluating the impact of these new standards on our consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

In February 2010, the FASB updated the standards to eliminate inconsistencies and outdated provisions, provided needed clarifications and updated legacy literature.  The amendments apply to all entities within the scope of the affected accounting guidance.  The amendments are effective for the first reporting period beginning after issuance, except for certain amendments made to ASC 815 which provides guidance on embedded derivatives and hedging.  We do not expect these updates to significantly impact our consolidated financial statements.

In February 2010, FASB issued an update to ASC 855, Subsequent Events, addressing both the interaction of the ASC requirements with the Securities and Exchange Commission’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events.  The amendment is effective upon issuance of the update, except for the use of the issued debt for conduit debt obligors which is effective for interim or annual periods ending after June 15, 2010.  We do not expect these updates to significantly impact our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to 0.75% above the prime rate or 3.5% above LIBOR (which was 3.75% at December 31, 2009) and is calculated based on amounts borrowed under the facility. In addition, one of our German loans had its interest rate reset to 5.73%, the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% adverse fluctuation in the interest rate on our line of credit and bank loans would have had an effect of approximately $57 on our interest expense for 2009.

Investment risk: We invest our excess cash in select money market accounts and certificates of deposit and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any of our floating rate securities would have had an adverse effect of less than $7 for 2009.

Foreign currency risk: International revenues (primarily defined as sales to customers located outside of the United States) accounted for approximately 82% of our total sales in 2009. Approximately 57% of our international revenues were denominated in Euros, relating to shipments from our Dresden facility in 2009.  The other 43% of our international revenues were denominated in US dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies. The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $1,556 on net revenues and $1,590 on expenses for 2009 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have been immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Southwall Technologies Inc.

We have audited the accompanying consolidated balance sheets of Southwall Technologies Inc. and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwall Technologies Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
March 24, 2010

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$12,454	$10,768
Restricted cash	-	282
Accounts receivable, net of allowance for doubtful accounts of $115 and $185 in 2009 and 2008, respectively	5,907	3,709
Inventories, net	4,522	5,965
Other current assets	1,479	745
Total current assets	24,362	21,469
Property, plant and equipment, net	14,393	15,012
Other assets	156	804
Total assets	$38,911	$37,285

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long term debt and capital lease obligations	$808	$1,767
Accounts payable	1,258	596
Accrued compensation	1,395	1,372
Other accrued liabilities	4,881	5,127
Total current liabilities	8,342	8,862
Term debt and capital lease obligations	3,358	4,501
Other long term liabilities	58	2,514
Total liabilities	11,758	15,877
Commitments and contingencies (Notes 6 and 10)

Series A convertible preferred stock, $0.001 par value;
5,000 shares authorized, 4,893 shares outstanding at December 31, 2009 and 2008 (Liquidation preference: $7,255 and $6,766 at 2009 and 2008, respectively)	4,810	4,810
Stockholders' Equity:
Common stock, $0.001 par value; 50,000 shares authorized, and 28,791 and 28,707 shares outstanding at December 31, 2009 and 2008, respectively	29	29
Capital in excess of par value	78,291	78,323
Accumulated other comprehensive income	4,382	4,269
Accumulated deficit	(60,359)	(66,023)
Total stockholders' equity	22,343	16,598
Total liabilities, preferred stock and stockholders' equity	$38,911	$37,285

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007

Net revenues	$32,103	$41,920	$37,733
Cost of revenues	17,704	24,378	23,907
Gross profit	14,399	17,542	13,826
Operating expenses (income):
Research and development	2,874	2,996	4,505
Selling, general and administrative	8,037	8,199	9,843
Restructuring (recoveries) expenses, net	(56)	-	56
Contract termination settlement	-	-	(2,959)
Recoveries for long-lived assets, net	-	-	(32)
Total operating expenses	10,855	11,195	11,413
Income from operations	3,544	6,347	2,413
Interest expense, net	(570)	(586)	(692)
Other income (expense), net	2,844	(62)	2,346
Income before provision for income taxes	5,818	5,699	4,067
Provision for incomes taxes	154	511	510
Net income	5,664	5,188	3,557
Deemed dividend on preferred stock	489	489	489
Net income attributable to common stockholders	$5,175	$4,699	$3,068

Net income per share:
Basic	$0.18	$0.17	$0.11
Diluted	$0.16	$0.15	$0.11

Weighted average shares used in computing net income per share:
Basic	28,730	28,252	27,576
Diluted	34,486	34,262	33,240

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

				Accumulated
				Other
				Compre-		Total	Compre-
			Capital in	hensive		Stock-	hensive
	Common Stock		Excess of	Income	Accumulated	holders’	Income
	Shares	Amount	Par Value	(Loss)	Deficit	Equity	(Loss)
Balances, December 31, 2006	27,139	$27	$78,081	$3,696	$(74,768)	$7,036
Issuance of shares to employees under stock purchase plan	3	-	1	-	-	1
Issuance of shares on stock option exercise	678	1	355	-	-	356
Employee stock-based compensation expense	-	-	342	-	-	342
Dividend accrual on Series A Preferred Stock	-	-	(489)	-	-	(489)
Foreign currency translation adjustment	-	-	-	1,080	-	1,080	$1,080
Net income	-	-	-	-	3,557	3,557	3,557
Balances, December 31, 2007	27,820	28	78,290	4,776	(71,211)	11,883	4,637
Issuance of shares on stock option and warrant exercises	887	1	303	-	-	304
Employee stock-based compensation expense	-	-	219	-	-	219
Dividend accrual on Series A Preferred Stock	-	-	(489)	-	-	(489)
Foreign currency translation adjustment	-	-	-	(507)	-	(507)	(507)
Net income	-	-	-	-	5,188	5,188	5,188
Balances, December 31, 2008	28,707	29	78,323	4,269	(66,023)	16,598	4,681
Issuance of shares on stock option exercises	84	-	54	-	-	54
Employee stock-based compensation expense	-	-	403	-	-	403
Dividend accrual on Series A Preferred Stock	-	-	(489)	-	-	(489)
Foreign currency translation adjustment	-	-	-	113	-	113	113
Net income	-	-	-	-	5,664	5,664	5,664
Balances, December 31, 2009	28,791	$29	$78,291	$4,382	$(60,359)	$22,343	$5,777

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$5,664	$5,188	$3,557
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on settlement of liability	(2,359)	-	-
Deferred income tax	(38)	38	(126)
(Gain) loss on disposal of property, plant and equipment	(4)	97	-
Impairment recoveries for long-lived assets, net	-	-	(32)
Depreciation and amortization	2,596	2,647	2,812
Stock-based compensation expense	403	219	342
Changes in operating assets and liabilities:
Accounts receivable	(2,300)	649	(767)
Inventories	1,461	(325)	(33)
Other current and non-current assets	(20)	601	40
Accounts payable and accrued liabilities	(175)	(2,014)	(98)
Net cash provided by operating activities	5,228	7,100	5,695
Cash flows from investing activities:
Restricted cash	261	1,189	(79)
Proceeds from sale of property, plant and equipment	34	-	32
Expenditures for property, plant and equipment and other assets	(1,725)	(626)	(710)
Net cash provided by (used in) investing activities	(1,430)	563	(757)
Cash flows from financing activities:
Principal payments on term debt and capital lease obligations	(2,242)	(3,551)	(1,148)
Borrowings on line of credit	-	-	4
Repayments of line of credit	-	-	(3,000)
Use of investment allowances	-	-	(246)
Investment credit in Germany	221	-	-
Proceeds from stock option, warrant and employee stock purchase plan exercises	54	304	357
Net cash used in financing activities	(1,967)	(3,247)	(4,033)
Effect of foreign exchange rate changes on cash	(145)	(140)	63
Net increase in cash and cash equivalents	1,686	4,276	968
Cash and cash equivalents, beginning of year	10,768	6,492	5,524
Cash and cash equivalents, end of year	$12,454	$10,768	$6,492
Supplemental cash flow disclosures:
Interest paid	$508	$730	$837
Income taxes paid	$717	$428	$462
Supplemental schedule of non-cash investing and financing activities:
Dividends accrued	$489	$489	$489
Deposits through capital leases	$-	$210	$-
Deposits applied to acquisition of property, plant and equipment	$210	$-	$-
Property, plant and equipment acquired through capital leases	$88	$605	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 1 - THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

The Company

Southwall Technologies Inc. (“Southwall”, “we”, “us”, “our”, and the “Company” refer to Southwall Technologies Inc. and its subsidiaries) is a developer, manufacturer and marketer of high performance films and, beginning in 2008, glass products that improves energy efficiency in architectural and automotive glass applications. We have developed a variety of products that control sunlight in automotive glass, reduce light reflection, reduce electromagnetic radiation and improve image quality in electronic display products and conserve energy in architectural products. Our products consist of transparent solar-control films for automotive glass; energy control films for architectural glass; and in the past has included and may include in the future anti-reflective films for computer screens, including flat panel displays, plasma displays, and transparent conductive films for use in touch screen and liquid crystal displays; and various other coatings.

Principles of consolidation

The consolidated financial statements include the accounts of Southwall and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Foreign currency translation

The Company's German subsidiary uses the Euro as its functional currency. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars in accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters (“ASC 830”). Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Exchange gains or losses from the translation of assets and liabilities of $113 in 2009 are included in the cumulative translation adjustment component of accumulated other comprehensive income (loss). Gains and (losses) arising from transactions denominated in currencies other than the functional currency were $134, $29 and ($62) in 2009, 2008 and 2007, respectively, and are included in other income (expense), net.

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The estimates included in preparing our consolidated financial statements include:  allowance for doubtful accounts, the accrual for sales returns and warranties, income taxes, inventory valuations (including reserves for excess and obsolete and impaired inventories), stock-based compensation, and reserves for decommissioning costs associated with leasehold asset retirement obligations.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all investment securities with an original maturity of three months or less from the date of purchase to be cash equivalents.

Restricted cash

Restricted cash consisted of deposits made on precious metals used during the manufacturing process.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Accordingly, we generally recognize revenue from product sales when the terms of sale transfer title and risk of loss, which occurs either upon shipment or upon receipt by customers, net of any sales, use, value added or certain excise taxes imposed by governmental authorities. In connection with product sales, we make allowances for estimated returns and warranties. We adjust these allowances periodically to reflect our actual and anticipated experience. If any of these conditions to recognize revenue is not met, we defer revenue recognition.

Shipping and Handling Costs

Costs related to shipping and handling are included in cost of revenues.

Accounts receivable and allowances for doubtful accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing.  We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment.

Accrual for sales returns and warranties

We establish allowances for sales returns for specifically identified product quality claims as well as estimated potential future claims based on our sales returns and warranty experience. We offer ten-year, five-year and less than one year quality claim periods for our products.

Concentrations of risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

The Company invests in selected financial instruments such as different types of money market funds and certificates of deposit. By policy, the Company limits the amount of credit exposure to any one financial institution or commercial issuer. For U.S. funds, we have $9,777 in cash and cash equivalents, the majority of which is covered by the U.S. Treasury’s Money Market Guarantee Program or held in certificates of deposit which are FDIC insured up to $250.  We also have approximately $2,677 in foreign banks or foreign currency denominated accounts.

The Company sells its products throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon anticipated collectibility of all accounts receivable.

Our seven largest customers accounted for approximately 69% and 74% of our net sales in 2009 and 2008, respectively. Our nine largest customers accounted for approximately 78% of our net sales in 2007. During 2009, GlobaMatrix, Pilkington PLC, Saint Gobain Sekurit and Guardian accounted for 24%, 20%, 11% and 10%, respectively, of our net revenues.  During 2008, GlobaMatrix, Pilkington PLC, and Saint Gobain Sekurit accounted for 33%, 16%, and 13%, respectively, of our net revenues. During 2007, GlobaMatrix, Saint Gobain Sekurit, Hüper Optik and Pilkington PLC accounted for 32%, 11%, 11% and 10%, respectively, of our net revenues.

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

At December 31, 2009, receivables from four customers represented 32%, 23%, 12% and 12% of the Company's total accounts receivable. At December 31, 2008, receivables from three customers represented 36%, 14% and 10% of the Company's total accounts receivable.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. The Company uses the units-of-production method for calculating depreciation on certain of its production machines and the straight-line method for all other property and equipment. Estimated useful lives of the assets range from five to ten years. On its large-scale production machines for which the units-of- production depreciation method is used, the Company records minimum annual depreciation of at least one-half of the depreciation that would have been recorded utilizing the straight-line depreciation method over a ten-year life. Leasehold improvements are amortized using the term of the related lease or the economic life of the improvements, if shorter.  Depreciation of assets acquired under capital lease is included in depreciation expense

Additions, major improvements and enhancements are included in the asset accounts at cost. Ordinary maintenance and repairs are charged to expense as incurred. Gains or losses from disposal are included in operating expenses in selling, general and administrative expenses.

Depreciation and amortization expense related to property and equipment for 2009, 2008 and 2007 was $2,596, $2,647 and $2,812, respectively.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) a significant decline in our market capitalization, for an extended period of time, relative to net book value. When we determine that there is an indicator that the carrying value of long-lived assets may not be recoverable, we measure impairment based on estimates of future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses within our company, the fair values of certain assets based on appraisals, and industry trends. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.  No impairment has been incurred during the years ended December 31, 2009, 2008 and 2007.

Fair value disclosures of financial instruments

The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities using available market information and valuation methodologies considered to be appropriate and has determined that the book value of those instruments at December 31, 2009 and 2008 approximates fair value.

Based on borrowing rates currently available to the Company for debt and capital leases with similar terms, the carrying value of our term debt and capital leases approximates fair value.

Southwall invests its cash and cash equivalents primarily in money market funds and certificates of deposit.  We utilize the market approach to measure fair value of our financial assets.

Cash and cash equivalents are summarized as follows:

	December 31, 2009

			Unrealized
	Fair Value	Book Value	Gain, net

Money Market Funds, Level I	$7,122	$7,122	$-
Money Market Funds, Level I	905	905	-
Certificates of Deposit, Level I	1,750	1,750	-

Total cash equivalents	9,777	9,777	-
Cash	2,677	2,677	-
Total cash and cash equivalents	$12,454	$12,454	$-

	December 31, 2008

			Unrealized
	Fair Value	Book Value	Gain, net

Money Market Funds, Level I	$2,738	$2,738	$-
Money Market Funds, Level I	1,381	1,381	-
Certificates of Deposit, Level I	4,845	4,845	-

Total cash equivalents	8,964	8,964	-
Cash	1,804	1,804	-
Total cash and cash equivalents	$10,768	$10,768	$-

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  As of December 31, 2009, the Company did not have any Level 2 instrument valuations which were obtained from readily available pricing sources for comparable instruments or any Level 3 instruments without observable market values that would require a high level of judgment to determine fair value.

Research and development expense

Research and development costs are expensed as incurred. Costs included in research and development expense include salaries, building costs, utilities, administrative expenses and allocated costs.

Comprehensive income (loss)

The Company has adopted the provisions of ASC 220 Comprehensive Income. ASC 220 establishes standards for reporting and display in the financial statements of total net income (loss) and the components of all other non-owner changes in equity, referred to as comprehensive income (loss). Accordingly, the Company has reported the translation gain (loss) from the consolidation of its foreign subsidiary in comprehensive income (loss).  Comprehensive income (loss) is included in the statements of stockholders’ equity for the years ended December 31, 2009, 2008 and 2007.

Restructuring costs

The Company records restructuring reserves when management has approved a plan to restructure operations and a liability has been incurred in accordance with ASC 420, "Exit or Disposal Cost Obligations."

Stock-Based Compensation

We account for stock-based compensation under the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. Stock-based compensation expense in fiscal 2009, 2008 and 2007 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the current provisions of ASC 718. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  We use the Black-Scholes option pricing model.  The portion of the award that is ultimately expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain. Liabilities are recorded for more likely than not income tax assessments based on estimates of potential tax related exposures, and utilize a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between actual results and assumptions, or changes in assumptions in future periods, are recognized in the period they become known.

Net income per share

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

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share.  Accordingly, at December 31, 2009, 2008, and 2007, respectively, stock options to purchase 1,016, 2,186, and 4,325 shares at a weighted average price of $1.48, $1.48, and $1.32 per share were excluded from the computation of diluted weighted average shares outstanding.

Tables summarizing net income attributable to common stockholders, for basic and diluted net income per share, and shares outstanding are shown below (in thousands):

	Years Ended December 31,
	2009	2008	2007

Net income attributable to common stockholders-basic	$5,175	$4,699	$3,068
Add: Deemed dividend on preferred stock	489	489	489
Net income attributable to common stockholders-diluted	$5,664	$5,188	$3,557
Weighted average common shares outstanding-basic	28,730	28,252	27,576
Dilutive effect of warrants	---	177	354
Dilutive effect of Series A preferred shares	4,893	4,893	4,893
Dilutive effect of stock options	863	940	417
Weighted average common shares outstanding – diluted	34,486	34,262	33,240
Basic income per share	$0.18	$0.17	$0.11
Diluted income per share	$0.16	$0.15	$0.11

Recent Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for the accounting for transfers of financial assets. These new standards eliminate the concept of a qualifying special-purpose entity; remove the scope exception from applying the accounting standards that address the consolidation of variable interest entities to qualifying special-purpose entities; change the standards for de-recognizing financial assets; and require enhanced disclosure. These new standards are effective for us beginning in the first quarter of 2010, and are not expected to have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of 2010 and are not expected to have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In January 2010, the FASB issued new standards to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic ASC 810-10) originally issued as FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The new standard establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  The amendments affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The new standards are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments must be applied retrospectively to the first period that an entity adopted Statement 160. We are currently evaluating the impact of these new standards on our consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

In February 2010, FASB updated the standards to eliminate inconsistencies and outdated provisions, provided needed clarifications and updated legacy literature.  The amendments apply to all entities within the scope of the affected accounting guidance.  The amendments are effective for the first reporting period beginning after issuance, except for certain amendments made to ASC 815 which provides guidance on embedded derivatives and hedging.  We do not expect these updates to significantly impact our consolidated financial statements.

In February 2010, FASB issued an update to ASC 855, Subsequent Events, addressing both the interaction of the ASC requirements with the Securities and Exchange Commission’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events.  The amendment is effective upon issuance of the update, except for the use of the issued debt for conduit debt obligors which is effective for interim or annual periods ending after June 15, 2010.  We do not expect these updates to significantly impact our consolidated financial statements.

NOTE 2 – STOCK-BASED COMPENSATION

The Company recognizes expense related to the fair value of its stock-based compensation awards in accordance with ASC 718, Compensation – Stock Compensation.   Stock-based compensation expense in fiscal 2009, 2008 and 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the current provisions of ASC 718. ASC 718 required companies to estimate the fair value of the share-based payment awards on the date of grant using an option pricing model.  The Company uses the Black-Scholes option pricing model.  The portion of the award that is ultimately expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally four years.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the consolidated statements of operations in 2009, 2008 and 2007:

	2009	2008	2007
Cost of revenues	$10	$5	$5
Research and development	67	26	80
Selling, general and administrative	326	188	257
Stock-based compensation expense before income taxes	403	219	342
Income tax benefit	-	-	-
Total stock-based compensation expense after income taxes	$403	$219	$342

Cash proceeds from the exercise of stock options in 2009, 2008 and 2007 were $54, $304 and $356, respectively. No income tax benefit was realized from stock option exercises for 2009, 2008 and 2007. In accordance with ASC 718, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past under the 1997 Stock Incentive Plan and the 1998 Stock Option Plan for employees, board members and consultants. The Board of Directors adopted the 1997 and 1998 Stock Option Plans and the 2007 Long Term Incentive Plan on May 12, 1997, August 6, 1998, and April 30, 2007, respectively. The Compensation Committee of the Board of Directors administers the plans and agreements. The exercise price of options granted under the 1997 and 1998 plans must be at least 85% of the fair market value of the stock at the date of grant. Options granted under the 1998 plan prior to October 2004 generally vested at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or three months after the optionee terminates his relationship with the Company. Options granted under the 1997 plan prior to October 2004 generally vested at a rate of 25% per year, are non-transferable and expire over terms not exceeding ten years from the date of grant or eighteen months after the optionee terminates his relationship with the Company.  Grants issued from and after October 2004 until April 2006 under both plans vested at a rate of 25% after six months and then evenly monthly thereafter for the remaining 42 months. Grants issued from and after April 2006 under both plans vest at a rate of 25% per year on each anniversary of the grant date. Both the 1997 and 1998 plans have expired and no further grants are made under either of those plans.

Grants of stock options are made pursuant to the Company’s Long Term Incentive Plan (the “2007 Plan”), which was approved by the Company’s Board of Directors on April 25, 2007 and by the Company’s shareholders on May 24, 2007.  The 2007 Plan authorizes the granting of up to 10,000 shares of common stock. Under the terms of the 2007 plan, the Company can grant both Incentive Stock Options and Nonstatutory Stock Options.  Grants issued under the 2007 Plan generally vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the 2007 Plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise options within a period of three months after such termination of service occurs.  The 2007 Plan provides for longer expiration periods for employees who terminate but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration will be extended anywhere from three months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct.  As of December 31, 2009, there were 7,639 shares of common stock available for grant under the 2007 Plan.

The activity under the option plans, combined, was as follows:

			Weighted
		Range of	Average
		Exercise	Exercise
	Options	Price	Price
Options outstanding at January 1, 2007	5,837	$0.38 - $9.90	$1.28

Granted	1,473	$0.45 - $ 1.08	0.49
Exercised	(678)	$0.50 - $ 0.71	0.53
Cancelled or expired	(1,423)	$0.41 - $9.90	1.55
Options outstanding at December 31, 2007	5,209	$0.38 - $ 9.90	1.08

Granted	1,166	$0.75 - $ 1.17	0.87
Exercised	(529)	$0.41 - $ 1.20	0.57
Cancelled or expired	(1,040)	$0.45 - $ 9.90	1.89
Options outstanding at December 31, 2008	4,806	$0.38 - $ 9.90	0.91

Granted	1,058	$0.58 - $ 1.18	0.64
Exercised	(84)	$0.45 - $ 0.84	0.64
Cancelled or expired	(126)	$0.45 - $ 9.90	4.91
Options outstanding at December 31, 2009	5,654	$0.38 - $ 2.67	$0.78

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for 2009, 2008 and 2007:

	2009	2008	2007
Expected life (in years)	5.17	5.66	6.0
Risk-free interest rate	2.00%	3.08%	4.67%
Volatility	108%	81%	80%
Dividend	n/a	n/a	n/a
Weighted-average fair value at grant date	$0.51	$0.54	$0.35

The Company's computation of expected volatility is based on historical volatility. The Company's computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant. We have not issued or declared any dividends on our common stock. Additional information regarding options outstanding, exercisable and expected to vest as of December 31, 2009 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2009	5,654	$0.78	6.72	$3,700
Vested and expected to vest at December 31, 2009	4,967	$0.79	6.44	$3,213
Exercisable at December 31, 2009	3,089	$0.85	5.32	$1,849

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Southwall's closing stock price on the last trading day of fiscal 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of Southwall's stock. Total intrinsic value of options exercised was $36, $273 and $178 for 2009, 2008 and 2007, respectively. As of December 31, 2009, $481 of total unrecognized compensation cost related to stock options, net of forfeitures, was expected to be recognized over a weighted-average period of approximately 2.55 years.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(years)	Price	Exercisable	Price
$0.38 -- $0.38	13	6.82	$0.38	9	$0.38
$0.45 -- $0.45	850	7.10	0.45	414	0.45
$0.50 -- $0.58	892	6.21	0.55	689	0.54
$0.60 -- $0.71	1,370	8.32	0.64	394	0.67
$0.73 -- $0.82	135	5.94	0.74	131	0.74
$0.84 -- $0.84	1,007	8.16	0.84	251	0.84
$0.88 -- $1.05	591	3.99	0.93	506	0.93
$1.08 -- $1.28	487	6.05	1.21	386	1.22
$1.56 -- $2.67	309	1.89	1.80	309	1.80
$0.38 -- $2.67	5,654			3,089

Employee Stock Purchase Plan

In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("the 1997 Plan").  Employees, subject to certain limitations, may purchase shares at 85% of the lower of the fair market value of the common stock at the beginning of the six-month offering period, or the last day of the purchase period. During 2009, 2008 and 2007, 0, 0 and 3 shares, respectively, were sold under the 1997 Plan.  At December 31, 2009, there were no shares available for issuance under the 1997 Plan, as the plan was suspended in 2007.

NOTE 3 - BALANCE SHEET DETAIL

	December 31,
	2009	2008
Inventories, net:
Raw materials	$2,010	$3,143
Work-in-process	1,176	460
Finished goods	1,336	2,362
	$4,522	$5,965

	December 31,
	2009	2008
Property, plant and equipment, net:
Land, buildings and leasehold improvements	$8,015	$7,873
Machinery and equipment	31,539	30,776
Furniture and fixtures	3,986	2,635
	43,540	41,284
Less - accumulated depreciation and amortization	(29,147)	(26,272)
	$14,393	$15,012

The Company’s property, plant and equipment included approximately $999 and $732 of assets held under capital leases at December 31, 2009 and 2008, respectively.  Accumulated depreciation for assets held under capital lease was $197 and $42 at December 31, 2009 and 2008, respectively.

	December 31,
	2009	2008
Other Accrued Liabilities:
Accrued asset retirement obligations	$480	$500
Accrued sales returns and warranties	607	1,321
Accrued dividend payable – Series A Preferred Stock	2,446	1,957
Income tax payable	130	451
Accrued settlement expense	300	-
Accrued accounting and tax fees	384	266
Interest risk provision – SEG grants	-	211
Other accrued liabilities	534	421
	$4,881	$5,127

Restructuring costs.

In December 2002, we implemented a reduction in force at our Palo Alto location and elected to vacate certain buildings in Palo Alto. As a result of these actions, we incurred a restructuring charge of $2,624 in 2002 relating to employee severance packages and the remaining rents due on excess facilities in Palo Alto that we no longer occupy. In 2003, we recorded a credit to operating expenses of $65 as a result of modifications to the severance packages of certain employees.  In 2006, we incurred a restructuring charge of $915 relating to the closure of the Palo Alto manufacturing facility and the related severance and incentive payout to terminated employees. A manufacturing asset was also decommissioned in 2006. In 2007, we reserved an additional $56 for additional costs associated with our Palo Alto manufacturing facility, which was subsequently reversed in 2009 due to our change in cost estimate relating to our Palo Alto manufacturing facility.

The following tables set forth the beginning and ending liability balances relating to the above described restructuring activities as well as activity during 2007 through 2009:

	Workforce	Facilities
	Reduction	Related	Total
Balance at January 1, 2007	$19	$102	$121

Provisions	-	56	56
Cash payments	(19)	(102)	(121)
Balance at December 31, 2007	-	56	56

Balance at December 31, 2008	-	56	56

Adjustment to reserve	-	(56)	(56)
Balance at December 31, 2009	$-	$-	$-

 Guarantees.

In 2009, the Company reduced the provision for accrued sales returns and warranties due to lower than anticipated warranty claims by customers.  The Company establishes a reserve for sales returns and warranties for specifically identified, as well as, anticipated sales return and warranty claims based on experience. As of December 31, 2008 our reserve for sales returns and warranties was as follows:

	Balance at			Balance at
	December 31,			December 31,
	2007	Provision	Utilized	2008

Accrued sales returns and warranties	$1,102	$1,247	$(1,028)	$1,321

As of December 31, 2009, our reserve for sales returns and warranties was as follows:

	Balance at			Balance at
	December 31,			December 31,
	2008	Provision	Utilized	2009

Accrued sales returns and warranties	$1,321	$(326)	$(388)	$607

These amounts are included in other accrued liabilities in the accompanying consolidated balance sheets.

Indemnification obligations.

The Company's By-Laws require it to indemnify its officers and directors, as well as those who act as directors and officers of other entities, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. The indemnification obligations are more fully described in the Company’s By-Laws. The Company purchases insurance to cover claims made against its directors and officers, senior management and certain agents. Since a maximum obligation is not explicitly stated in the Company's By-Laws and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated and therefore no liability has been accrued at December 31, 2009. Historically, the Company has not made payments related to these indemnifications.

As is customary in the Company's industry and as provided for in local law in the U.S. and other jurisdictions, many of the Company's standard contracts provide remedies to customers and other third parties with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies customers, as well as suppliers, contractors, lessors, lessees, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company's products and services, the use of their goods and services, the use of facilities and state of Company-owned facilities, and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time, the Company sometimes provides protection to these parties against claims related to undiscovered liabilities, additional product liability, or environmental obligations. To date, claims made under such indemnifications have been insignificant, and therefore, no liability has been accrued at December 31, 2009.

NOTE 4 – FINANCING AGREEMENTS/SERIES A PREFERRED STOCK

On December 18, 2003, we entered into an investment agreement with Needham & Company, Inc., Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P., (together referred to as “Needham Company and its Affiliates”) and Dolphin Direct Equity Partners, L.P. (collectively with Needham Company and its Affiliates, “the Investors”).  On December 31, 2004, the Investors elected to convert all outstanding principal of, and accrued but unpaid interest on, their secured convertible promissory notes (“Convertible Notes”) of the Company into shares of the Company’s Series A 10% Cumulative Preferred Stock.  The Convertible Notes by their terms were convertible at the option of the holders into Series A Cumulative Preferred Stock at a rate of one share for each $1.00 of principal or interest converted.  The aggregate principal amount of the Convertible Notes converted by the Investors was $4,500 and interest accrued thereon as of the time of conversion was $393.  The aggregate number of shares of Series A Cumulative Preferred Stock issued as a result of the conversion was 4,893.  In particular, Needham Company and its Affiliates received 3,262 shares and Dolphin Direct Equity Partners, L.P. received 1,631 shares.

At December 31, 2009, Needham Company and its Affiliates and Dolphin Direct Equity Partners, L.P. own 39.3% and 16.1%, respectively, of our outstanding common stock.  In addition, if Needham Company and its Affiliates and Dolphin Direct Equity Partners, L.P. had converted Series A shares into common stock at December 31, 2009, they would have owned 43.3% and 18.6%, respectively, of our outstanding common stock.  In each of the years 2009, 2008 and 2007, we accrued $489 of deemed dividends on preferred stock with respect to Series A shares.  As of December 31, 2009, $2,446 is accrued and included in other accrued liabilities in the accompanying consolidated balance sheet.

Material Terms of the Series A Preferred Shares

●
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

●
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

●
Restrictions.  So long as any Series A shares are outstanding, unless all accrued dividends on all Series A shares have been paid, we are prohibited from taking certain actions, including redeeming or purchasing shares of our common stock and paying dividends on our common stock.

●
General Voting Rights.  Except under certain circumstances or as otherwise provided by law, the holders of Series A shares have no voting rights.  The approval of the holders of a majority of the Series A shares voting separately as a class will be required to effect certain corporate actions.

●
Conversion.  Each of the Series A shares is convertible into common stock at any time at the option of the holder.  Each of the Series A shares is convertible into a number of shares of common stock equal to the sum of its stated value divided by the conversion price of the Series A shares.  The conversion price of the Series A shares is $1.00 per share and is subject to adjustment in the event of any stock dividend, stock split, reverse stock split or combination affecting such shares.  The Series A shares also have anti-dilution protection that adjusts the conversion price downwards using a weighted-average calculation in the event we issue certain additional securities at a price per share less than the closing price per share of our common stock on any stock exchange on which our common stock is listed.  Each Series A share is initially convertible into one share of common stock.  If the closing price of our common stock on any stock exchange on which our common stock is listed is $4.00 or more per share (subject to appropriate adjustment if a stock split, reverse split or similar transaction is affected) for 30 consecutive days, all outstanding Series A shares shall automatically be converted.

●
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

●      Redemption.  The Series A shares are not redeemable.

NOTE 5 - LINE OF CREDIT

On May 19, 2008, the Company entered into a Credit Agreement (“2008 Credit Agreement”) with Wells Fargo Bank.  The 2008 Credit Agreement provided for a $3,000 revolving line of credit, under which we could, from time to time, borrow up to 85% of eligible accounts receivables.  The interest rate on amounts borrowed under the facility was prime plus 0.75% annualized on the average daily financed amount outstanding.  All borrowings under the facilities were collateralized by our assets in the United States and were subject to certain covenants including minimum cumulative quarterly net income, minimum net worth and a maximum annual cap on unfinanced capital expenditures.  On November 28, 2008, an amendment to the Credit Agreement was executed that adjusted the minimum monthly book net worth covenant effective October 31, 2008.

The terms of the 2008 Credit Agreement, among other things, limited our ability to (i) incur, assume or guarantee additional indebtedness (other than pursuant to the2008  Credit Agreement), (ii) incur liens upon the collateral pledged to Wells Fargo Bank , and (iii) merge, consolidate, sell or otherwise dispose of substantially all or a substantial or material portion of our assets.  Pursuant to the terms of the Credit Agreement, the Company obtained written consent from Wells Fargo Bank on September 29, 2008 before initiating the early retirement of the KfW-Beteiligungsfond Ost (117) program debt.  Subsequent to December 31, 2008, Southwall also obtained written consent from Wells Fargo Bank to pay off the Matrix debt in January 2009.  The maturity date of the facility was May 18, 2009.

In June 2009, we entered into a new Credit Agreement (the “2009 Credit Agreement”) with Wells Fargo Bank (“Bank”).  The 2009 Credit Agreement provides for a $3,000 revolving line of credit.  Advances under the line exceeding $1,500 will be limited to 80% of eligible accounts receivable.  The Company will not be eligible for additional borrowings, if the Company’s consolidated cash balance falls below $3,500.  Amounts borrowed under the facility bear interest at either prime plus 0.75% or LIBOR plus 3.5%, determined at the discretion of the Company, and is annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by our assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements.  The line of credit expires in June 2010, at which point we plan to renew the credit line, although no assurances can be given that we will be successful in obtaining a new or replacement credit facility due to restrictive credit markets.  The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the 2009 Credit Agreement with the Bank and the transactions contemplated thereby or a complete explanation of material terms thereof.

As of December 31, 2009, the Company had no amounts outstanding under the 2009 Credit Agreement and was in compliance with all its financial covenants.

NOTE 6 - TERM DEBT AND CAPITAL LEASE OBLIGATIONS

As of December 31, 2009, the Company's term debt and capital lease obligations consisted of the following:

			Term Debt	Capital Lease	Total Debt
			Balance at	Balance at	Balance at		Balance at
			December 31,	December 31,	December 31,	Due in	December 31,
Description	Rate		2009	2009	2009	2010	2008
German bank loan dated May 12, 1999 (10 year)	6.13%		$6	$-	$6	$6	$485
German bank loan dated May 28, 1999 (20 year)	5.73	%(1)	$3,403	$-	$3,403	$358	$3,524
German bank loan dated May 28, 2000 (10 year)	7.15	%(2)	$254	$-	$254	$254	$582
Settlement agreement dated February 20, 2004	(3)		$-	$-	$-	$-	$1,000
Total Term Debt			$3,663	$-	$3,663	$618	$5,591

German bank financed lease dated June 1, 2008	7.518	%(4)	$-	$220	$220	$95	$437
US financing agreement dated May 20, 2008	19.80	%(5)	$-	$382	$382	$157	$318
Total Capital Leases			$-	$602	$602	$252	$755

Less interest on capital leases			-	$99	$99	62	78

Total term debt and capital lease obligations			$3,663	$503	$4,166	$808	$6,268

Less current portion			$618	$190	$808		1,767

Total term debt and capital lease obligations, non-current			$3,045	$313	$3,358		$4,501

(1) Interest rate was reset on September 16, 2009 to 5.73%.

(2) Interest rate is fixed at 7.15% until final repayment in 2010.

(3) Interest rate was 8% for 2009.

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

The Company performed an assessment under ASC 470-50 and 470-60, Debt Modifications and Troubled Debt Restructurings by Debtors to assess whether this debt restructuring constituted a troubled debt restructuring.   The Company concluded that the debt restructuring was in fact a troubled debt restructuring as the Company was in financial difficulty, and the lessors had granted a concession to the Company, under the definitions of such conditions as set forth in ASC 470-60. The reduction in the amount of the debt indicated that a concession had been granted. ASC 470 requires an assessment of the total future cash payments specified by the new terms of the debt, including principal, interest and contingent payments. If the payments are less than the carrying amount of the payable, the Company should reduce the carrying amount to an amount equal to the total future cash payments specified by the new terms and should recognize a gain on restructuring of payables equal to the amount of the reduction. In its assessment, management factored in the $5,900 confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring. The carrying value of the debt would remain on the consolidated balance sheet and the liability would be reduced as payments were made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment. Based on an ASC 450, Contingencies,  determination, when the Company considers default probable, the liability would be increased to the $5,900 confession of judgment value. The excess of the carrying value over the original $2,000 settlement was $2,354 and was recorded in other long-term liabilities in the consolidated balance sheet. On January 21, 2009, we paid $995, which constituted full and final payment of principal and interest on a note, pursuant to the terms of a settlement agreement resulting from the master sale-leaseback agreement.  Upon final payment of principal and interest, a formal release of the obligation under the 2004 settlement agreement was obtained from Portfolio Financial Servicing Company, the successor to Matrix Funding Corporation on January 21, 2009, and a gain of $2,359 was recognized in the first quarter of 2009 in other income in the accompanying consolidated statements of operations.  At December 31, 2009 the balance was $0.

Loans from German Banks

On May 12, 1999, the Company entered into a loan agreement with a German bank that provided for borrowings up to 3,100 Euros ($3,900). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in Euros after the end of one year in 36 quarterly payments. The loan bears interest at 6.13% per annum until December 31, 2009. Of the borrowings outstanding of $6 under this bank loan at December 31, 2009, $0 was classified as non-current in the accompanying consolidated balance sheet.

On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds were made available in three tranches, and were used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at December 31, 2009; the Company is current with respect to all principal and interest payments due under the loan agreement. Under the first tranche, the Company borrowed 2,500 Euros ($3,200) for a term of twenty years beginning on May 28, 1999. The principal is repayable in Euros beginning after ten years in twenty equal, semi-annual payments. The loan bore fixed interest of 7.1% per annum for the first ten years. The interest rate was reset on September 16, 2009 to 5.73%. Of the borrowings outstanding under this tranche of $3,403 at December 31, 2009, $3,045 was classified as non-current in the accompanying consolidated balance sheet. Under the second tranche, the Company borrowed 1,700 Euros ($2,100) for a term of seven years beginning May 28, 1999 and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bore fixed interest at 3.75% per annum for the period of seven years. At December 31, 2009, the amount due under this second tranche was $0. Under the third tranche, the Company borrowed 2,100 Euros ($2,700) for a term of ten years beginning on May 28, 2000, and the principal is repayable after one year, in 36 equal quarterly payments. The loan bears fixed interest of 7.15% per annum until the final payment in 2010. At December 31, 2009, the amount due under this tranche was $254; of this amount, $0 was classified as non-current in the accompanying consolidated balance sheet.

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

The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary. The dollar equivalent value of the remaining balances for the preceding German bank loans has been calculated using the Euro exchange rate as of December 31, 2009.

During 2008, the Company entered into capital leases to finance manufacturing related equipment. The German bank financed leases dated June 1, 2008 had an aggregate principal balance of $202 as of December 31, 2009. The leases contain four year terms, and require monthly payments. On May 20, 2008, Southwall IG Holdings, Inc. (“SIGH”) entered into a lease agreement with Varilease Finance, Inc. to finance equipment for use by Southwall Insulating Glass, LLC.  The lease term is 36 months, and each monthly payment is based on a lease rate factor defined in the master lease agreement.  As of December 31, 2009, the principal balance of this lease was $301. As of December 31, 2009, future minimum sublease rentals from equipment leases, over the next 3.25 years, is $416.

Scheduled principal payments of term debt and capital lease obligations for the next five years and thereafter, are as follows:

Amount

2010	$808
2011	578
2012	451
2013	358
2014	358
Thereafter	1,613
Total	$4,166

The Company incurred total interest on indebtedness of $402, $797 and $972 in 2009, 2008 and 2007, respectively.

As of December 31, 2009, the Company was in compliance with all its financial covenants under all its financial instruments.

NOTE 7 - GOVERNMENT GRANTS AND INVESTMENT ALLOWANCES

The Company had an agreement to receive cash grant awards (the "Grant"), which was approved by the Saxony government in May 1999. As of December 31, 2009, the Company had received approximately 5,000 Euros ($5,000) under this Grant since 1999 and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden, Germany manufacturing facility.  The disclosed U.S. dollar amounts are based upon transaction date currency exchange rates.

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

If the Company fails to meet the above requirements, the Saxony government has the right to demand repayment of the allowances. The Grants and investment allowances, if any, that the Company was entitled to seek from the Saxony government vary from year to year based upon the amount of capital expenditures that meet the above requirements. Generally, Southwall is not eligible to seek total investment grants for any year in excess of 33% of its eligible capital expenditures for that year. The Company cannot guarantee that it will be eligible for or receive additional grants or allowances in the future. As of December 31, 2009, we were in compliance with the requirements mentioned above.   The Company had accrued 150 Euros ($211) in the event that that the number of qualified employees did not meet the grant specifications and has included this amount in other accrued liabilities in the consolidated balance sheet at December 31, 2008. The Company received notification from the Saxony Government that, in light of the economic downturn, penalties would not be assessed retroactively if headcount requirements were not met.  Upon receipt of such notification, the full amount accrued at December 31, 2008 was reversed in 2009.

NOTE 8 - INCOME TAXES

The provision for income taxes for the years then ended December 31, 2009, 2008 and 2007 consist of the following:

	2009	2008	2007
Current:
Federal	$(128)	$49	$42
State	32	38	1
Foreign	211	392	593
Total current	$115	$479	$636
Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	39	32	(126)
Total deferred	$39	$32	$(126)
Total provision	$154	$511	$510

The income tax provision relates primarily to foreign taxes, foreign withholding taxes on royalty payments and state minimum tax obligations.

The effective income tax rate differs from the federal statutory rate as a result of foreign taxes and valuation allowances established for deferred tax assets.  The effective tax rate reconciliations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Tax at federal statutory rate	34.0%	34.0%	35.0%
Foreign rate differential	-4.1%	-2.6%	-6.0%
Permanent items	1.4%	0.5%	1.4%
R&D credit	0.0%	-0.2%	-0.5%
Foreign tax credit	-0.6%	0.0%	0.0%
Decrease in valuation allowance	-53.2%	-22.7%	-17.4%
Dividend from foreign subsidiary	25.1%	0.0%	0.0%

Provision for Income Taxes	2.6%	9.0%	12.5%

U.S. and foreign components of pre-tax income (loss) are as follows:

	2009	2008	2007

U.S.	$4,379	$4,049	$2,037
Foreign	1,439	1,650	2,030
Total	$5,818	$5,699	$4,067

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2009	2008
Deferred Tax Assets:

Federal and state net operating losses	$9,592	$11,594
Research, MIC, and other tax credits	1,292	1,417
Accruals	1,626	2,934
Depreciation and amortization	74	71
Stock-based compensation	249	208
Foreign accruals	185	209
Gross deferred tax assets	13,018	16,433
Deferred tax assets valuation allowance	(12,833)	(16,224)
Total Deferred Tax Asset	$185	$209
Deferred Tax Liabilities:

Foreign accruals	$3	$68

Total Deferred Tax Liabilities	3	68

Net Deferred Tax Asset	$182	$141

The net deferred tax asset is included in other assets on the consolidated balance sheets.

Realization of deferred tax assets is dependent upon the existence of sufficient taxable income.  For U.S. federal and state tax purposes, the Company cannot conclude that it is more likely than not that net deferred tax assets will be realized.  Accordingly, the U.S. federal and state net deferred tax assets have been offset by a valuation allowance of $12,833.  Conversely, as our German subsidiary has a history of positive earnings, and we expect it to continue to be profitable, we do not believe that a valuation allowance is necessary, and that it is more likely than not our deferred tax asset of $185 will be realized.  The valuation allowance decreased by $3,391 for the year ended December 31, 2009, principally due to the utilization of certain tax attributes against which a valuation allowance had been established.  The valuation allowance decreased by $1,980 for the year ended December 31, 2008.

As of December 31, 2009, the Company has net operating loss carryforwards for federal income tax purposes of approximately $27,127, which expire beginning in the year 2010 through 2026.  The Company also has California net operating loss carryforwards of approximately $6,974, which begin to expire in the year 2015 through 2018.  During 2008, the state of California suspended of the use of net operating loss carryforwards which would have otherwise been utilized in 2008 and 2009.  Accordingly, the carryforward period for these and other California net operating losses have been extended by two years.  In addition, the state of California has extended its net operating loss carry forward period from 10 years to 20 years for net operating losses generated in tax years beginning on or after January 1, 2008.

The Company has federal and California research and development tax credit carryforwards of $74 and $1,293 respectively.  The federal research credits will begin to expire in the year 2025 through 2028, and the California research credits have no expiration date.  The Company also has a California Manufacturers’ Investment Credit (“MIC”) carryforward of $166 which will expire between 2010 and 2013.

Utilization of the Company’s net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Such an annual limitation could result in the expiration of the net operating loss before utilization.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits with the Company’s provision for income taxes.  The Company had no accrued interest or penalties related to unrecognized tax benefits as of December 31, 2009.

During the year, we received a dividend distribution from our German subsidiary of $4,300. However, we have not provided for U.S. income and foreign withholding taxes on the remaining undistributed earnings of approximately $5,445, because such earnings have been retained and are intended to be indefinitely reinvested by the subsidiary. Accordingly, no provision has been made for U.S. or foreign withholding taxes which may become payable if undistributed earnings of foreign subsidiaries were paid to us as dividends. Due to the Company’s net operating loss position, the additional income taxes and applicable withholding taxes that would have resulted, had such earnings been distributed, are not considered significant.

As of December 31, 2009, the Company did not have any unrecognized tax benefits related to uncertain tax positions.

The Company files federal and state income/franchise tax returns in the U.S. Our international subsidiary files income tax returns in Germany. The tax years 2006 through 2009 remain open to U.S. federal income tax examination, and 2005 through 2009 for our state filings.  Our German subsidiary is open to examination for the years 2003 through 2009.

NOTE 9 - SEGMENT REPORTING

Southwall operates in one segment; the development, manufacturing and marketing of thin film coatings on flexible substrates for the automotive glass, electronic display, window film, and architectural glass international markets.

The total net revenues for the automotive glass, electronic display, architectural and window film product lines were as follows:

	2009	2008	2007
Automotive glass	$16,040	$19,298	$15,113
Electronic display and other	364	523	2,674
Architectural	6,353	6,358	5,957
Window film	9,346	15,691	13,989
Other	--	50	-
Total net revenues	$32,103	$41,920	$37,733

The following is a summary of net revenue by geographic area (based on location of customer):

	2009	2008	2007

United States	$5,807	$8,030	$8,786
Europe: France, Germany	14,471	16,199	8,824
Asia Pacific: Japan, Pacific Rim	8,738	13,638	13,624
Rest of the world	3,087	4,053	6,499
Total	$32,103	$41,920	$37,733

Southwall operates from facilities located in the United States and Germany. Long-lived assets were as follows:

	December 31,
	2009	2008
United States	$844	$731
Germany	13,549	14,281
Consolidated	$14,393	$15,012

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain property and equipment as well as its facilities under noncancellable operating leases. These leases expire at various dates through 2011. As of December 31, 2009, the future minimum payments under these leases are as follows:

Year Ending December 31,	Leases
2010	$516
2011	240
Future minimum lease payments	$756

Rent expense under operating leases was approximately $449, $492 and $825 in 2009, 2008 and 2007, respectively. Sublease income in 2009 was $95. As of December 31, 2009, total minimum sublease income to be received in the future is $69.

In 2006, we closed our Palo Alto manufacturing facility and began the process of surrendering the property to the landlord. At December 31, 2008 our accrued liability to Judd Properties L.P. was $0.  On January 31, 2006, we paid our accrued rent liability of $1,192 and we continued to pay our monthly rent obligation to the landlord. In connection with the surrender plan entered into with the landlord, we accrued $1,509 in July 2006 as a leasehold asset retirement obligation.  In the fourth quarter of 2007, we reserved an additional $153 for costs associated with vacating the location. On January 31, 2008 the landlord drew down a letter of credit in the amount of $1,000 and applied our $100 security deposit to amounts owed.  We subsequently paid the landlord $400 pursuant to a settlement agreement signed on February 22, 2008. The settlement agreement terminated our rent and building restoration obligations under the lease.  In the third quarter of 2008 we successfully completed environmental testing that released us from certain environmental obligations.  Therefore, we reversed the remaining $99 accrual. We have no further obligations to Judd Properties, L.P.

In January 2006, the Company renewed a lease agreement for its research and development facility. Under this lease agreement, the Company accrued $200 as a current leasehold retirement obligation in the first quarter of 2006.  In the fourth quarter of 2007, the Company increased the accrual to $500.  Upon further review of the accrual in 2009, the balance was adjusted down to $480 as of December 31, 2009 to reflect current estimates of our leasehold retirement obligations.  The method and timing of payments are not yet finalized, and therefore, this estimate of our liability could differ from the actual future settlement amount.

Contingencies

In September 1995, Pilkington Automotive Deutschland GmbH, Witten (“Pilkington”) filed a patent application in Germany for XIR film characteristics. Southwall challenged the patent. This patent was revoked by the German Patent Court on April 20, 2004.  On October 28, 2009, we entered into a settlement agreement related to various patent matters with Pilkington.  Under the terms of this agreement, we agreed to pay Pilkington an aggregate amount of $583 (400 Euros) as a full and final settlement of all claims.  At December 31, 2009 our remaining accrued settlement liability to Pilkington is $300 and is included in other accrued liabilities.

We are involved in certain other legal actions arising in the ordinary course of business. We believe, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, our consolidated financial position, results of operations or cash flows.

NOTE 11 – SAVINGS PLAN (401-K PLAN)

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. Southwall is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the board of directors. The Company matches 25% of each eligible participant's 401(k) contribution up to a maximum of 20% of the participant's compensation, not to exceed $15 per year. Southwall's actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary or profit sharing contributions were made for the years ending December 31, 2009, 2008 and 2007. Matching contributions during 2009, 2008 and 2007 were $26, $27 and $55, respectively.

NOTE 12 – NONRECURRING ITEMS

In January 2002, we were in default under a master sale-leaseback agreement with respect to two of our production machines as we had withheld lease payments in connection with a dispute with the lessor, Matrix Funding Corporation. In February 2004, we reached a settlement agreement for approximately $2,000 to be repaid over six years with interest at a stepped rate and returned the equipment in question. The settlement required the Company to make an interest payment in 2004, and beginning in 2005, to make quarterly principal and interest payments until 2010. The agreement included a confession of judgment, whereby the Company acknowledged that it would owe damages of $5,900 in the event of payment defaults under the settlement agreement. At December 31, 2004, the carrying value of the liability was $4,354.  In its assessment of the restructured debt, management factored in the $5,900 confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring at the time. The carrying value of the debt remained on the consolidated balance sheet and the liability was reduced as payments were made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment.  At December 31, 2008, the carrying value of the liability was $3,354.  In January 2009, we paid $995 which was full and final payment of principal and interest. A formal release of the obligation under the 2004 settlement agreement was obtained from Portfolio Financial Servicing Company, the successor to Matrix Funding Corporation, on January 21, 2009, and a gain of $2,359 was recognized in other income, in the first quarter of fiscal year 2009.

In February 2009, the Company sold precious metal targets that remained after our Palo Alto, California manufacturing facility was closed in 2006 and production was moved to Germany.   The targets had previously been expensed in 2006, and therefore, the sale resulted in a net gain of $346 to other income (expense), net, in the first quarter of 2009.  Also included in other income (expense), net, was the final milestone payment of $500 received from Sunfilm in the second quarter of 2009 and the reversal of a $220 (150 Euros) reserve associated with the Saechsische AufbauBank (SAB) grants in Germany.

In the past, we had sold a highly specialized EMI filtering film for use in plasma display panels for televisions under an exclusive Manufacturing and Supply Agreement to our customer, Mitsui Chemicals, Inc.. Under the terms of this agreement, Mitsui Chemicals Inc. had been obligated to purchase minimum annual amounts of electronic display materials from us.  Significant end-product price declines led to a decreased demand for our product in the electronic display market, and in November, 2007 we agreed to terminate this agreement. As consideration for their obligations under this agreement, Mitsui Chemicals paid us $2,959 in the fourth quarter of 2007 and is reflected as “Contract Termination Settlement” in the accompanying 2007 consolidated statements of operations.

NOTE 13 – JOINT VENTURE

On April 8, 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc., entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC (“Sound Solutions”), creating Southwall Insulating Glass, LLC (“SIG”).  As of December 31, 2009, Southwall Technologies Inc. had a 50% interest in the entity.  SIG manufactures insulated glass units for the domestic market.  The joint venture is being accounted for under the equity method of accounting.

For the years ended December 31, 2009 and 2008, our share of SIG’s net losses of approximately $733 and $220, respectively, is included in “other income (expense), net” in the accompanying consolidated statements of operations.  As of December 31, 2009, Southwall IG Holdings, Inc. had invested an aggregate amount of $920 in SIG.  The Company incurred non-reimbursable expenses in the amount of approximately $334 and $330 in 2009 and 2008, respectively, related to the set up and operations of the joint venture, in accordance with the contractual terms of the joint venture agreement, and is reflected in selling, general and administrative expenses in the consolidated statements of operations.  In addition, as of December 31, 2009, we have other receivables of $351 due from SIG for transactions incurred in the ordinary course of business.  As of December 31, 2009, the assets, liabilities, and results of operations of SIG were $2,366, $2,519, and a net loss of $1,469, respectively.

In addition, Southwall IG Holdings, Inc. has advanced a total of $300, in the form of a promissory note,  to Sound Solutions in 2009, which is included in other current assets in the accompanying consolidated balance sheet.  Pursuant to the terms of the promissory note dated May 11, 2009, the principal and accrued interest was due and payable to Southwall IG Holdings, Inc. by January 1, 2010.  Under terms of the note, in the event of default, the outstanding principal shall be paid in the form of a credit to the Southwall IG Holdings, Inc. capital account.

NOTE 14 – SUBSEQUENT EVENTS

Effective January 1, 2010, Sound Solutions had not paid the principal balance of $300 and is in default of the joint venture agreement. The equity consideration of $300 in SIG that Sound Solutions had received upon execution of the promissory note in May 2009, was credited to Southwall IG Holdings, Inc.’s capital account in SIG; thereby increasing the Company’s equity ownership to 66.3%.  This change in equity ownership did not result in Southwall IG Holdings, Inc. acquiring a controlling interest in the joint venture, as governance did not change as a result of the equity event.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Accounting Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Chief Accounting Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

The remaining information required by this Item will be contained in our Proxy Statement, which will be within 120 days of the year ended December 31, 2009 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item will be set forth in our Proxy Statement, which will be filed within 120 days of the year ended December 31, 2009 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be set forth in our Proxy Statement, which will be filed within 120 days of the year ended December 31, 2009 and  is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be set forth in our Proxy Statement, which will be filed within 120 days of the year ended December 31, 2009 and  is incorporated herein by reference.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be set forth in our Proxy Statement, which will be filed within 120 days of the year ended December 31, 2009 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a) (1)	Financial Statements. The following Financial Statements of Southwall Technologies Inc. are filed as part of this Form 10-K:

(2)	Financial Statement Schedule.

Schedule II - Valuation and qualifying accounts and reserves (amounts in thousands):

	Balance
	at					Balance
	Beginning					at End
Description	of Year	Additions		Deductions		of Year

2009
Inventory reserves	$1,100	$1,451		$1,558	(2)	$993
Allowance for doubtful accounts	$185	$(23)		$47	(2)	$115
Reserves for warranty and sales returns	$1,321	$(326	)(1)	$388	(2)	$607
Tax valuation allowance	$16,224	$-		$3,391	(2)	$12,833

2008
Inventory reserves	$672	$1,203		$775	(2)	$1,100
Allowance for doubtful accounts	$66	$264		$145	(2)	$185
Reserves for warranty and sales returns	$1,102	$1,247	(1)	$1,028	(2)	$1,321
Tax valuation allowance	$18,204	$-		$1,980	(2)	$16,224

2007
Inventory reserves	$410	$1,109		$847	(2)	$672
Allowance for doubtful accounts	$102	$(36)		$-	(2)	$66
Reserves for warranty and sales returns	$1,415	$1,360	(1)	$1,673	(2)	$1,102
Tax valuation allowance	$19,083	$-		$879	(2)	$18,204

(1)	Charged against revenue.
(2)	Reserves utilized during the year.

(3)	Exhibits.

Reference is made to the Exhibit Index, which follows the signature pages of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the day of March 25, 2010.

SOUTHWALL TECHNOLOGIES INC.

By:	/s/ Dennis F. Capovilla
Dennis F. Capovilla
Chief/Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, as of March 25, 2010.

Signature	Title

/s/Dennis F. Capovilla Dennis F. Capovilla	Principal Executive Officer

/s/Mallorie Burak Mallorie Burak	Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/Andre R. Horn Andre R. Horn	Chairman of the Board of Directors

/s/William A. Berry William A. Berry	Director

/s/ Dennis E. Bunday Dennis E. Bunday	Director

/s/George I. Boyadjieff George I. Boyadjieff	Director

/s/R. Eugene Goodson R. Eugene Goodson	Director

/s/Jami K. Nachtsheim Jami K. Nachtsheim	Director

/s/Peter E. Salas Peter E. Salas	Director

Exhibit No.	Exhibit
3.1
Restated Certificate of Incorporation of the Company (Incorporated by reference herein to the Company's Registration Statement on Form S-1 (Registration No. 33-13779) filed with the Commission on April 27, 1987).

3.2
Certificate of Amendment to Certificate of Incorporation of the Company (Incorporated by reference herein to Exhibit 3.1.1 to the Company's Form 10-Q Quarterly Report, filed with the Commission on November 8, 2004).

3.3	Second Amended and Restated By-laws of the Company (Incorporated by reference herein to Exhibit 3.1 to the Company's Form 8-K Current Report, filed with the Commission on November 5, 2008).
3.4
Amended and Restated Certificate of Designation, Preferences and Rights of Series A 10% Cumulative Preferred Stock of the Company filed with the Secretary of State of Delaware on January 30, 2004 (Incorporated by reference herein to Exhibit 99.4 to the Company's Form 8-K/A Current Report, filed with the Commission on March 3, 2004).

3.5**	Certificate of Correction of Amended and Restated Certificate of Designation, Preferences and Rights of Series A 10% Cumulative Preferred Stock of the Company.
10.1*	The Company's 1997 Stock Incentive Plan (Incorporated by reference herein to Proposal 3 included in the 1997 Proxy statement filed with the Commission on April 14, 1997).
10.2*	1998 Stock Plan for Employees and Consultants (Incorporated by reference herein to Exhibit 10.99 to the Company's Form 10-K Annual Report, filed with the Commission on April 1, 2002).
10.3*
Southwall Technologies Inc. 2007 Long-Term Incentive Plan, and the form agreements thereto (Incorporated by reference herein to Exhibits 99.1, 99.2 and 99.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-155393), filed with the Commission on November 14, 2008)

10.4	German bank loan dated May 28, 1999 (Incorporated by reference herein to Exhibit 10.104 to the Company's Form 10-K Annual Report, filed with the Commission on April 1, 2002).
10.5	German bank loans dated May 28, 1999 and December 1, 1999 (Incorporated by reference herein to Exhibit 10.105 to the Company's Form 10-K/A Annual Report, filed with the Commission on June 27, 2002).
10.6	German bank loan due June 30, 2009 (Incorporated by reference herein to Exhibit 10.106 to the Company's Form 10-K Annual Report, filed with the Commission on April 1, 2002).
10.7	German bank loan dated June 29, 2000 (Incorporated by reference herein to Exhibit 10.107 to the Company's Form 10-K Annual Report, filed with the Commission on April 1, 2002).
10.8	German bank loan dated July 10, 2000 (Incorporated by reference herein to Exhibit 10.108 to the Company's Form 10-K Annual Report, filed with the Commission on April 1, 2002).
10.9
German bank loans dated December 18, 2000 and December 19, 2000 (Incorporated by reference herein to Exhibit 10.109 to the Company's Form 10-K Annual Report, filed with the Commission on April 1, 2002).

10.10
Master Lease Agreement between Matrix Funding Corporation and the Company, dated July 19, 1999 (Incorporated by reference herein to Exhibit 10.111 to the Company's Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-85576), filed with the Commission on June 25, 2002).

10.11
Distribution Agreement between GlobaMatrix Holdings Pte. Ltd. and the Company, dated as of January 1, 2002 (portions of this exhibit have been omitted based on a request for confidential treatment; the non-public information has been filed with the Commission) (Incorporated by reference herein to Exhibit 10.116 to the Company's Form 10-Q/A Quarterly Report, filed with the Commission on June 19, 2002).

10.12
Letter Agreement dated August 28, 2003 between GlobaMatrix Holdings Pte. Ltd. (formerly Globamatrix Holdings Pte. Ltd. and the Company amending the Distribution Agreement between the parties dated January 1, 2002 (Incorporated by reference herein to Exhibit 10.116.1 to the Company's Form 10-K Annual Report, filed with the Commission on April 14, 2004).

10.13
Letter Agreement dated December 17, 2003 between GlobaMatrix Holdings Pte. Ltd. Globamatrix Holdings Pte. Ltd. and the Company amending the Distribution Agreement between the parties dated January 1, 2002 (Incorporated by reference herein to Exhibit 10.116.2 to the Company's Form 10-K Annual Report, filed with the Commission on April 14, 2004).

10.14	Teijin Waiver Letter dated May 9, 2002 (Incorporated by reference herein to Exhibit 10.117 to the Company's Form 10-Q Quarterly Report, filed with the Commission on May 17, 2002).
10.15
Guarantee Agreement Regarding 10 million US$ Credit Facility between Teijin Limited and the Company, dated May 6, 1997 (Incorporated by reference herein to Exhibit 10.120 to the Company's Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-85576), filed with the Commission on June 25, 2002).

10.16
Memorandum Amendment to the Guarantee Agreement between Teijin Limited and the Company, dated August 1999 (Incorporated by reference herein to Exhibit 10.120-1 to the Company's Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-85576), filed with the Commission on May 31, 2002).

10.17
Pilkington Supply and Purchase Agreement dated September 1, 2002 (Incorporated by reference herein to Exhibit 10.121 to the Company's Form 10-K Annual Report, filed with the Commission on March 31, 2003).

10.18
Xinyi Group (Glass) Co. LTD. Purchase Agreement dated September 5, 2002 (Incorporated by reference herein to Exhibit 10.122 to the Company's Form 10-K Annual Report, filed with the Commission on March 31, 2003).

10.19
Guaranteed Loan Agreement dated January 19, 2004, between Teijin Limited and the Company (Incorporated by reference herein to Exhibit 10.128 to the Company's Form 10-K Annual Report, filed with the Commission on April 14, 2004).

Exhibit No.	Exhibit
10.20
Amendment No. 1, dated June 9, 2004, to Guaranteed Loan Agreement by and between Southwall and Teijin, Limited (Incorporated by reference herein to Exhibit 10.128.1 to the Company's Form 10-Q Quarterly Report, filed with the Commission on August 11, 2004).

10.21
Guaranty Agreement dated January 19, 2004, between Teijin Limited and Southwall Europe GmbH (Incorporated by reference herein to Exhibit 10.129 to the Company's Form 10-K Annual Report, filed with the Commission on April 14, 2004).

10.22
Supply Agreement between Saint Gobain Sekurit France and the Company, effective January 1, 2004 (portions of this exhibit have been omitted based on a request for confidential treatment; the non-public information has been filed with the Commission) (Incorporated by reference herein to Exhibit 10.130 to the Company's Form 10-K Annual Report, filed with the Commission on April 14, 2004).

10.23
Amended and Restated Investment Agreement, dated February 20, 2004, by and among the Company and Needham & Company, Inc., Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P., and Dolphin Direct Equity Partners, L.P. (collectively, the "Investors") (Incorporated by reference herein to Exhibit 99.2 to the Company's Form 8-K/A Current Report, filed with the Commission on March 3, 2004).

10.24
Amended and Restated Registration Rights Agreement, dated February 20, 2004, by and among the Company, Pacific Business Funding, Judd Properties, LLC, and the Investors (Incorporated by reference herein to Exhibit 99.3 to the Company's Form 8-K/A Current Report, filed with the Commission on March 3, 2004).

10.25
Form of Secured Convertible Promissory Note issued by the Company to the Investors (Incorporated by reference herein to Exhibit 99.5 to the Company's Form 8-K/A Current Report, filed with the Commission on March 3, 2004).

10.26
Pledge Agreement, dated February 20, 2004, between the Company and Needham & Company, Inc. (Incorporated by reference herein to Exhibit 99.6 to the Company's Form 8-K/A Current Report, filed with the Commission on March 3, 2004)

10.27
Form of Warrant to purchase shares of the Company's common stock (Incorporated by reference herein to Exhibit 99.5 to the Company's Form 8-K Current Report, filed with the Commission on December 23, 2003).

10.28
Mutual Release and Settlement Agreement dated February 20, 2004, by and among the Company and Bank of America, N.A., Portfolio Financial Servicing Company and Lehman Brothers. Agreement relates to the Master Lease Agreement between Matrix Funding Corporation and the Company (Exhibit 10.10, above) (Incorporated by reference herein to Exhibit 10.138 to the Company's Form 10-K Annual Report, filed with the Commission on April 14, 2004).

10.29
Lease agreement for the facilities at 3780 Fabian Way, Palo Alto, CA, dated October 4, 2005 between the Company, Richard Christina and Diane Christina (Incorporated by reference herein to Exhibit 10.140 to the Company's Form 10-K Annual Report, filed with the Commission on March 29, 2006).

10.30
Sublease dated June 13, 2006, by and between the Registrant and Maxspeed Corporation (Incorporated by reference herein to Exhibit 99.1 to the Company's Form 10-Q Quarterly Report, filed with the Commission on August 11, 2006).

10.31
Amendment to lease dated June 21, 2006, by and between the Registrant and Richard A. Christina and Diane L. Christina, Trustees of the Richard A. Christina and Diane L. Christina Trust (Incorporated by reference herein to Exhibit 99.2 to the Company's Form 10-Q Quarterly Report, filed with the Commission on August 11, 2006).

10.32
Technology Transfer and Service Agreement between Sunfilm AG and the Company, dated March 14, 2007 (Incorporated by reference herein to Exhibit 10.143 to the Company's Form 10-K Annual Report, filed with the Commission on April 2, 2007).

10.33	Form of Indemnification Agreement (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K Current Report, filed with the Commission on November 6, 2008).
10.33
Agreement with Wells Fargo Bank, National Association, dated May 28, 2009 (Incorporated by reference herein to Exhibit 10.01 to the Company's Form 10-Q Quarterly Report, filed with the Commission on August 14, 2009).

14	Code of Ethics (Incorporated by reference herein to Exhibit 14 to the Company's Form 10-K Annual Report, filed with the Commission on April 14, 2004).
21	List of Subsidiaries of the Company (Incorporated by reference herein to Exhibit 21 to the Company's Form 10-K Annual Report, filed with the Commission on April 1, 2002).
23.1**	Consent of Independent Registered Public Accounting Firm (Burr Pilger Mayer, Inc.).
31.1**	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2**	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.