Form 10-Q
period 2010-03-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2010-05-12
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the ExchangeAct).  Yes ☐    No ☒

As of  May 5, 2010, there were 28,831,089 shares of the registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$13,309	$12,454
Accounts receivable, net of allowance for doubtful accounts of $145 at March 31, 2010 and $115 at December 31, 2009	6,645	5,907
Inventories, net	3,839	4,522
Other current assets	1,216	1,479
Total current assets	25,009	24,362

Property, plant and equipment, net	13,166	14,393
Other assets	439	156
Total assets	$38,614	$38,911

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt and capital lease obligations	$685	$808
Accounts payable	1,419	1,258
Accrued compensation	895	1,395
Other accrued liabilities	4,698	4,881
Total current liabilities	7,697	8,342

Term debt and capital lease obligations	3,115	3,358
Other long term liabilities	29	58
Total liabilities	10,841	11,758

Commitments and contingencies (Note 6)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00stated value; 5,000 shares authorized, 4,893 shares outstanding at March 31, 2010 and December 31, 2009 respectively (Liquidation preference: $7,377 and $7,255 atMarch 31, 2010 and December 31, 2009, respectively)	4,810	4,810

Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 28,811 shares outstanding at March 31, 2010 and 28,791 shares outstanding at December 31, 2009	29	29
Capital in excess of par value	78,300	78,291
Accumulated other comprehensive income	3,656	4,382
Accumulated deficit	(59,022)	(60,359)
Total stockholders’ equity	22,963	22,343

Total liabilities, preferred stock and stockholders’ equity	$38,614	$38,911

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended
	March 31, 2010	March 31, 2009

Net revenues	$10,481	$6,496
Cost of revenues	5,768	4,051

Gross profit	4,713	2,445

Operating expenses:
Research and development	792	682
Selling, general and administrative	2,000	1,690

Total operating expenses	2,792	2,372

Income from operations	1,921	73

Interest expense, net	(94)	(70)
Other income (expense), net	(481)	2,433

Income before provision for income taxes	1,346	2,436

Provision for income taxes	9	157

Net income	1,337	2,279

Deemed dividend on preferred stock	122	122

Net income attributable to common stockholders	$1,215	$2,157

Net income per common share:

Basic	$0.04	$0.08
Diluted	$0.04	$0.07

Weighted Average shares used in computing net income per common share:
Basic	28,792	28,707
Diluted	35,906	33,770

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$1,337	$2,279
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on settlement of liability	-	(2,359)
Deferred income tax	(36)	24
Loss on disposal of property, plant and equipment	4	25
Depreciation and amortization	601	622
Stock-based compensation	112	92
Changes in operating assets and liabilities:
Accounts receivable, net	(679)	(1,053)
Inventories, net	537	(361)
Other current and non-current assets	(34)	(15)
Accounts payable and accrued liabilities	(553)	(501)
Net cash provided by (used in) operating activities	1,289	(1,247)

Cash flows from investing activities:
Restricted cash	-	261
Proceeds from sale of property, plant and equipment	-	28
Expenditures for property, plant and equipment	(194)	(371)
Net cash used in investing activities	(194)	(82)

Cash flows from financing activities:
Proceeds from stock option exercises	20	-
Repayments of term debt and capital lease obligations	(133)	(1,228)
Net cash used in financing activities	(113)	(1,228)

Effect of foreign exchange rate changes on cash and cash equivalents	(127)	(435)

Net increase (decrease) in cash and cash equivalents	855	(2,992)
Cash and cash equivalents, beginning of period	12,454	10,768

Cash and cash equivalents, end of period	$13,309	$7,776

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar and share amounts in thousands, except per share data)

Note 1—Basis of Presentation:

Southwall Technologies Inc., including its wholly owned subsidiaries, Southwall Europe GmbH and Southwall IG Holdings, Inc., are hereafter referred to as the “Company,” “Southwall,” “Registrant,” “We,” “Our” or “Us.”

The accompanying interim condensed consolidated financial statements of Southwall are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Southwall for all periods presented. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 25, 2010. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any future periods.

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

Note 2–Fair Value Measurements:

The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities using available market information and valuation methodologies considered to be appropriate and has determined that the book value of those instruments at March 31, 2010 approximates fair value.

Based on borrowing rates currently available to the Company for debt and capital lease obligations with similar terms, the carrying value of our term debt and capital lease obligations approximates fair value.

Index

Southwall invests its cash primarily in money market funds.  We utilize the market approach to measure fair value of our financial assets.

Cash and cash equivalents are summarized as follows:

	March 31, 2010

	Fair Value	Book Value
Money Market Funds, Level I	$11,079	$11,079
Total cash equivalents	11,079	11,079
Cash	2,230	2,230
Total cash and cash equivalents	$13,309	$13,309

	December 31, 2009

	Fair Value	Book Value
Money Market Funds, Level I	$8,027	$8,027
Certificates of Deposit, Level I	1,750	1,750
Total cash equivalents	9,777	9,777
Cash	2,677	2,677
Total cash and cash equivalents	$12,454	$12,454

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  As of March 31, 2010, the Company did not have any Level 2 instrument valuations which were obtained from readily available pricing sources for comparable instruments or any Level 3 instruments without observable market values that would require a high level of judgment to determine fair value.

Note 3—Inventories, Net:

Inventories are stated at the lower of cost (determined by the average cost method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of revenues.

At March 31, 2010 and December 31, 2009, inventories consisted of the following:

	March 31	December 31
	2010	2009
Raw materials	$1,618	$2,010
Work-in-process	1,002	1,176
Finished goods	1,219	1,336
	$3,839	$4,522

Index

Note 4--Net Income Per Common Share:

 Basic net income per common share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income per common share gives effect to all dilutive common shares potentially outstanding during the period, including stock options and convertible preferred stock. The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to net income per share. The Company also excludes preferred shares convertible into common stock from the computation of diluted weighted average shares outstanding when the effect would be anti-dilutive.

At March 31, 2010 and 2009, 374 and 3,280 outstanding options, respectively, were excluded from the dilutive net income per common share calculation, as they were anti-dilutive because the option prices were higher than the average market price during each of the three-month periods.

The Company has accrued a deemed dividend on preferred stock of $122 for each of the three month periods ended March 31, 2010 and 2009.  The dilutive effect of convertible securities shall be reflected in diluted net income per share by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator unless their effect is anti-dilutive.

Tables summarizing net income attributable to common stockholders, basic and diluted net income per common share, and weighted shares outstanding are shown below:

	Three months ended
	March 31, 2010	March 31, 2009
Net income attributable to common stockholders - basic	$1,215	$2,157
Add: Deemed dividend on preferred stock	122	122
Net income attributable to common stockholders - diluted	$1,337	$2,279

Weighted average common shares outstanding - basic	28,792	28,707
Dilutive effect of Series A preferred shares	4,893	4,893
Dilutive effect of stock options	2,221	170
Weighted average common shares outstanding - diluted	35,906	33,770

Basic net income per common share	$0.04	$0.08
Diluted net income per common share	$0.04	$0.07

Index

Note 5 – Product Reporting:

Southwall operates in one segment.  The total net revenues for the automotive glass, window film, architectural and electronic display product lines for the three month periods ended March 31, 2010 and 2009 were as follows:

	Three months ended
	March 31, 2010	March 31, 2009
Automotive glass	$4,460	$3,073
Window film	4,696	2,293
Architectural	1,298	1,040
Electronic display and other	27	90
Total net revenues	$10,481	$6,496

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three month periods ended March 31, 2010 and 2009:

	Three months ended
	March 31, 2010	March 31, 2009
Europe	$4,358	$2,949
Asia Pacific	4,592	1,397
United States	893	1,444
Rest of the world	638	706
Total net revenues	$10,481	$6,496

Note 6--Commitments and Contingencies:

Commitments

The Company leases certain property and equipment as well as its facilities under noncancellable operating leases.  These leases expire at various dates through 2011.

In January 2006, the Company renewed a lease agreement for its research and development facility in Palo Alto, California. The lease was renewed in January 2010 for an additional twelve months.  Under this lease agreement, the Company had accrued $480 for leasehold retirement obligations, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.  The method and timing of payments are not yet finalized, and therefore, this estimate of our liability could differ from the actual future settlement amount.

Index

Term Debt and Capital Lease Obligations

As of March 31, 2010, the Company's term debt and capital lease obligations consisted of the following:

Description	Rate		Term Debt Balance at March 31, 2010	Capital Lease Balance at March 31, 2010	Total Debt Balance at March 31, 2010	Due Over Next 12 Months	Balance at December 31, 2009

German bank loan dated May 12, 1999 (10 year)	6.13%		$-	$--	$-	$-	$6
German bank loan dated May 28, 1999 (20 year)	5.73	%(1)	3,195	--	3,195	336	3,403
German bank loan dated May 28, 2000 (10 year)	7.15	%(2)	159	--	159	159	254
Total term debt			3,354	--	3,354	495	3,663

German bank financed lease dated June 1, 2008	7.518	%(3)	--	184	184	88	220
US financing agreement dated May 20, 2008	13.60	%(4)	--	343	343	157	382
Total capital leases			--	527	527	245	602

Less interest on capital leases			--	81	81	55	99

Total term debt and capital lease obligations			3,354	446	3,800	$685	4,166

Less current portion			495	190	685		808

Total term debt and capital lease obligations, non-current			$2,859	$256	$3,115		$3,358

(1) Interest rate was reset on September 16, 2009 to 5.73%.

(2) Interest rate is fixed at 7.15% until final repayment in 2010.

(3) Interest rate is fixed at 7.518% until payoff.

(4) Implied interest rate based on a lease rate factor.

Contingencies

We are involved in certain other legal actions arising in the ordinary course of business. We believe, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, our consolidated financial position, results of operations or cash flows.

Index

Note 7--Stock-Based Compensation:

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 2007 Long Term Incentive Plan (“2007 Plan”) which authorizes the granting of up to 10,000 shares of common stock. Under the terms of the 2007 Plan, the Company can grant both Incentive Stock Options and Nonstatutory Stock Options.  Grants issued under the 2007 Plan vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the 2007 Plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise options within a period of three months after such termination of service occurs.  The 2007 Plan provides for longer expiration periods for employees who terminate, but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration will be extended anywhere from three months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct. As of March 31, 2010, there were 6,727 shares of common stock available for grant under the 2007 Plan.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations:

	Three months ended
	March 31, 2010	March 31, 2009
Cost of revenues	$2	$3
Research and development	19	14
Selling, general and administrative	91	75
Stock-based compensation expense before income taxes	112	92
Provision for income taxes	-	-
Total stock-based compensation expense after income taxes	$112	$92

There was $20 of cash proceeds from the exercise of stock options for the three-month period ended March 31, 2010.  There were no exercises of stock options for the three-month period ended March 31, 2009.  The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted during the three month periods ended March 31, 2010 and 2009, respectively:

	Three months ended
	March 31, 2010	March 31, 2009
Expected life (in years)	5.00	6.25
Risk-free interest rate	2.62%	2.00%
Volatility	104%	107%
Dividend	-	-
Per share weighted-average fair value at grant date	$1.22	$0.48

Index

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

The Company has not in the past and does not plan to issue dividends in the future.

Stock option activity for the three months ended March 31, 2010 was as follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Weighted-Average Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2009	5,654	$0.78
Grants	912	$1.59
Exercises	(20)	$0.98
Forfeitures or expirations	(34)	$2.20
Outstanding at March 31, 2010	6,512	$0.88	7.01	$4,437
Vested and expected to vest at March 31, 2010	5,625	$0.86	6.70	$3,947
Exercisable at March 31, 2010	3,580	$0.81	5.52	$2,717

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e.: the difference between Southwall’s closing stock price on the last trading day of its first quarter of fiscal 2010 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2010  This amount changes based on the fair market value of Southwall’s stock.  Total intrinsic value of options exercised was $11 for the three month period ended March 31, 2010. Total fair value of options granted was $1,114 for the three month period ended March 31, 2010.

As of March 31, 2010, $1,160 of total unrecognized compensation cost, net of forfeitures, related to stock options was expected to be recognized over a weighted-average period of approximately 3.27 years.

Note 8 - Warranties:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The activity in the reserve for sales returns and warranties account during the three month periods ended March 31, 2010 and 2009 was as follows:

	Balance at December 31, 2008	Provision	Utilized	Balance at March 31, 2009
Accrued sales returns and warranty	$1,321	$8	$(186)	$1,143

	Balance at December 31, 2009	Provision	Utilized	Balance at March 31, 2010
Accrued sales returns and warranty	$607	$419	$(266)	$760

These amounts are included in other accrued liabilities in the condensed consolidated balance sheets.

Index

Note 9 – Comprehensive Income:

Accounting Standards Codification (“ASC”) 220, Comprehensive Income establishes standards for reporting and display in the financial statements of total net income and the components of all other non-owner changes in equity, referred to as comprehensive income. Accordingly, the Company has reported the translation gain (loss) from the consolidation of its foreign subsidiary in comprehensive income.

The components of comprehensive income for the three month periods ended March 31, 2010 and March 31, 2009 were as follows:

	Three months ended
	March 31, 2010	March 31, 2009

Net income	$1,337	$2,279
Foreign currency translation adjustment	(726)	(944)
Other comprehensive income	$611	$1,335

The components of accumulated other comprehensive income were as follows at March 31, 2010:

Accumulated Other Comprehensive Income at December 31, 2009	$4,382
Foreign Currency Translation Adjustment	(726)
Accumulated Other Comprehensive Income at March 31, 2010	$3,656

Note 10 - Income Tax:

The decrease in the provision for income taxes in the three months ended March 31, 2010 compared to the same period in 2009 is primarily related to tax refunds collected for prior tax returns filed by our foreign subsidiary, Southwall Europe GmbH, or SEG.

For the three months ended March 31, 2010, the Company’s effective tax rate was a provision of 0.6%.  As allowed by ASC 740, Income Taxes, we have used the actual effective tax rate for the three months ended March 31, 2010 as our best estimate for the tax rate for the year ending December 31, 2010, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. This rate differs from the statutory federal rate of 34% primarily due to the realization of a portion of the Company’s valuation allowance on the U.S. deferred tax asset due to the income generated by the U.S. operations through the first three months of 2010.

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

Index

Note 11-Joint Venture:

On April 8, 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc., entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC (“Sound Solutions”), creating Southwall Insulating Glass, LLC (“SIG”), which manufactures insulated glass units for the domestic market.  As of December 31, 2009, Southwall IG Holdings, Inc. had a 50% investment in SIG.  In 2009, Southwall IG Holdings, Inc. advanced a total of $300, in the form of a promissory note, to Sound Solutions.  Pursuant to the terms of the promissory note dated May 11, 2009, the principal and accrued interest was due and payable to Southwall IG Holdings, Inc. by January 1, 2010.  Under terms of the note, in the event of default, the outstanding principal shall be paid in the form of a credit to the Southwall IG Holdings, Inc. capital account.

Effective January 1, 2010, Sound Solutions had not paid the principal balance of $300 and was in default of the joint venture agreement. The equity consideration of $300 in SIG that Sound Solutions had received upon execution of the promissory note in May 2009, was credited to Southwall IG Holdings, Inc.’s capital account in SIG; thereby increasing the Company’s equity ownership to 66.3%.  This change in equity ownership did not result in Southwall IG Holdings, Inc. acquiring a controlling interest in the joint venture, as governance did not change as a result of the equity event.  The joint venture is being accounted for under the equity method of accounting.

For the quarters ended March 31, 2010 and 2009, our share of SIG’s net losses of approximately $225 and $189, respectively, is included in “other income (expense), net” in the condensed consolidated statements of operations.  As of March 31, 2010, Southwall IG Holdings, Inc. had invested an aggregate amount of $1,220 in SIG (including the $300 note described above), and its share of cumulative net losses from inception to date was $1,178.  The Company incurred non-reimbursable expenses in the amount of approximately $75 and $90 in the quarters ended March 31, 2010 and 2009, respectively, related to the set up and operations of the joint venture, in accordance with the contractual terms of the joint venture agreement, which is reflected in selling, general and administrative expenses in the condensed consolidated statements of operations.  In addition, as of March 31, 2010, we have other current receivables of $457 due from SIG for transactions incurred in the ordinary course of business.  In March 2010, Southwall IG Holdings, Inc. advanced $150 to SIG, which is reflected in other assets in the condensed consolidated balance sheet.  As of March 31, 2010, the assets, liabilities, and results of operations of SIG were $2,513, $2,987, and a net loss of $322, respectively.

Note 12 – Gain on Settlement of Contingency:

As of December 31, 2002, we were in default under a master sale-leaseback agreement with respect to two of our production machines. We had withheld lease payments in connection with a dispute with the leasing company, Matrix Funding Corporation.  In February 2004, we reached a settlement agreement for approximately $2,000 to be repaid over six years at a stepped rate of interest, and we returned the equipment in question.  The agreement included a confession of judgment, whereby the Company acknowledged that it would owe damages of $5,900 in the event of payment defaults under the settlement agreement. At December 31, 2004, the carrying value of the liability was $4,354.  In its assessment of the restructured debt, management factored in the $5,900 confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring at the time. The carrying value of the debt remained on the consolidated balance sheet and the liability was to be reduced as payments were made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment.  At December 31, 2008, the carrying value of the liability was $3,354.  On January 21, 2009, we paid $995, which was full and final payment of principal and interest.  Upon final payment of principal and interest, a formal release of the obligation under the 2004 settlement agreement was obtained from Portfolio Financial Servicing Company, the successor to Matrix Funding Corporation on January 21, 2009, and a gain of $2,359 was recognized in the first quarter of 2009 in other income in the accompanying condensed consolidated statements of operations.

Index

Note 13 – Recent Accounting Pronouncements:

Since December 31, 2009, there are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note 14 – Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events have occurred since the quarter ended March 31, 2010 that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands):

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors”, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

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

Index

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

Our customers were not immune to the global economic downturn of 2009.  We believe both the architectural and automotive industries experienced material sales declines, which negatively impacted our financial results in 2009 and may continue to have an effect in 2010.   In April 2008, we entered into a joint venture with Sound Solutions Windows & Doors, LLC to begin production of insulated glass units to meet the increasing demand for higher energy efficiency glass in residential and commercial buildings.  Southwall Insulating Glass, LLC (“SIG” or “Southwall Insulating Glass”), the joint venture, produces and sells energy efficient, dual-pane insulated glass units which are primarily used in the production of completed window units for the residential housing and commercial building industries. SIG incorporates proprietary design and automated manufacturing in its production of insulated glass units.   The joint venture’s facility is located in Chicago, Illinois and began production of Heat Mirror insulating glass units and other high performance insulated glass units in the second half of 2008.

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

Our three largest customers in the automotive glass and window film market, and architectural glass markets include: Saint Gobain Sekurit, Pilkington PLC and GlobaMatrix Holdings Pte. Ltd., or GlobaMatrix, which collectively accounted for approximately 72% and 64% of our total revenues during the first three months of 2010 and 2009, respectively.

Under our agreement with GlobaMatrix, as amended, GlobaMatrix agreed to a 2004 minimum purchase commitment of $9,000 of product.    For each year after 2004 through the term of the contract, GlobaMatrix contracted to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year.  It is unlikely that GlobaMatrix will fulfill its 2010 contractual obligation.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. As of March 31, 2010, our sales returns provision was approximately 2.1% of our gross revenues over a rolling twelve month period. From 2005 to 2009, our sales returns provision has averaged approximately 2.7% of gross revenues.

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

We believe there have been no significant changes during the first three months of fiscal 2010 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2009 Form 10-K.

Index

Three Months Ended March 31, 2010 compared with Three Months Ended March 31, 2009

Results of Operations

Net revenues. Our net revenues for the quarter ended March 31, 2010 were $10,481, an increase of $3,985 or 61% compared to $6,496 for the same period ended March 31, 2009 primarily due to the recovery from the global economic downturn in 2008 and 2009.

Net revenues in the automotive market increased by $1,387, or 45%, to $4,460 compared to $3,073 for the first quarters ended March 31, 2010 and 2009, respectively. The increase was primarily due to increased demand by several of our large customers.

Window film net revenues increased by $2,403, or 105%, to $4,696 from $2,293 for the first quarters ended March 31, 2010 and 2009, respectively.  This was primarily due to increased overall demand for the window film business.

Architectural net revenues increased by $258, or 25%, to $1,298 from $1,040 for the first quarters ended March 31, 2010 and 2009, respectively.  This was primarily due to increased worldwide demand.

Cost of revenues.  Cost of revenues increased $1,717, or 42%, to $5,768 compared with $4,051 for the first quarters ended March 31, 2010 and 2009, respectively.  This was primarily due to higher sales volume in the first quarter of 2010 as compared to the first quarter of 2009.

Gross profit. Our gross profit increased $2,268, or 93%, to $4,713 compared with $2,445 for the first quarters ended March 31, 2010 and 2009, respectively.  As a percentage of sales, gross profit increased to 45% compared to 38% for the first quarters ended March 31, 2010 and 2009, respectively.  This was primarily due to more effective absorption of fixed costs due to the increased volume of production.

Operating expenses

Research and development. Research and development expenses increased $110, or 16%, to $792 compared with $682 for the first quarters ended March 31, 2010 and 2009.  This was primarily due to increased research and development activities in new technologies.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses increased $310, or 18%, to $2,000 compared to $1,690 for the first quarters ended March 31, 2010 and 2009, respectively. This increase was primarily due to the first quarter of 2009 having a $100 bad debt recovery and the first quarter of 2010 having higher consulting expenses of $79 and higher bonus expense of $107.

Income from operations.  Income from operations increased $1,848 to an operating income of $1,921 compared to operating income of $73 for the first quarters ended March 31, 2010 and 2009, respectively.  This increase was primarily due to higher sales volume.

Interest expense, net. Interest expense, net increased $24, or 34%, to $94 compared to $70 for the first quarters ended March 31, 2010 and 2009, respectively.  This increase in net interest was primarily due to the lower interest income earned in the quarter ended March 31, 2010.

Index

Other income (expense), net.   For the quarter ended March 31, 2009, the other income (expense), net of $2,433 income is primarily comprised of a gain associated with the reversal of a $2,359 liability related to settlement of the 2004 Matrix debt agreement.  Additionally, we recognized a net gain of $346 from the sale of precious metal targets remaining after our Palo Alto, California manufacturing facility was closed and moved to Germany.  These targets had been previously expensed in 2006.  These non-recurring gains were offset by our 50% share of net losses incurred by our joint venture, Southwall Insulating Glass, LLC of $189 and a foreign exchange loss, relating to transactions with foreign customers that were denominated in foreign currencies, principally the Euro, of $87.

For the quarter ended March 31, 2010, the other income (expense), net of $481 expense is comprised of our 66.3% share of net losses incurred by Southwall Insulating Glass, LLC of $225 and a foreign exchange loss, relating to transactions with foreign customers that were denominated in foreign currencies, principally the Euro, of $283.

Income before provision for income taxes.  Pre-tax income decreased $1,090, or 45%, to $1,346 in the first quarter of 2010 compared to $2,436 for the first quarter ended March 31, 2009. This decrease was primarily due to the non-recurring gains recorded in other income (expense) in the first three months of 2009 from the reversal of the long term reserve associated with Matrix lease settlement and sale of precious metal targets offset by the increase in income from the higher sales volume.

Provision for income taxes. The decrease in the provision for income taxes in the three months ended March 31, 2010 compared to the same period in 2009 is primarily related to tax refunds collected for prior tax returns filed by our foreign subsidiary, Southwall Europe GmbH, or SEG.

For the three months ended March 31, 2010, the Company’s effective tax rate was a provision of 0.6%.  We have used the actual effective tax rate for the three months ended March 31, 2010 as our best estimate for the tax rate for the year ending December 31, 2010, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. This rate differs from the statutory federal rate of 34% primarily due to the realization of a portion of the Company’s valuation allowance on the U.S. deferred tax asset due to the income generated by the U.S. operations through the first three months of 2010.

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

Deemed dividend on preferred stock. We accrued $122 of deemed dividend on preferred stock in each of the first quarters of 2010 and 2009, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

Index

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories, for debt repayments and capital expenditures. We believe that because of the production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents increased $855 from $12,454 at December 31, 2009 to $13,309 at March 31, 2010.  The increase in cash is primarily due to net income offset by payments for capital expenditures and debt and capital lease obligations.

Specifically, cash provided by operating activities of $1,289 for the first three months of 2010 was primarily the result of net income of $1,337, non-cash depreciation of $601, non-cash stock compensation expense of $112, and a decrease in inventory of $537 partially offset by an increase in accounts receivable of $679 resulting from the increase in first quarter 2010 sales and a decrease in accounts payable and accrued liabilities of $553.

Cash used in investing activities for the first three months of 2010 of $194 was the result of capital expenditures.

Cash used in financing activities for the first three months of 2010 of $113 was primarily related to scheduled payments of $133 of other term debt and capital lease obligations, partially offset by proceeds from stock option exercises.

Borrowing arrangements

Credit Agreement with Wells Fargo Bank

In June 2009, we entered into a Credit Agreement with Wells Fargo Bank (“Bank”).  The Credit Agreement provides for a $3,000 revolving line of credit.  Advances under the line exceeding $1,500 will be limited to 80% of eligible accounts receivable.  The Company will not be eligible for additional borrowings if the Company’s consolidated cash balance falls below $3,500.  Amounts borrowed under the facility bear interest at either prime plus 0.75% or LIBOR plus 3.5%, determined at the discretion of the Company, and is annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by our assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements.

Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is June 2010.  Although we expect to renew the credit line, we can provide no assurance that we will be successful in obtaining a new or replacement credit facility due to restrictive credit markets.  As of March 31, 2010, we had no balance outstanding on our line of credit, and we were in compliance with all covenants under the Credit Agreement.  The foregoing does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement, and the transactions contemplated thereby or a complete explanation of material terms thereof.

Index

Borrowing Arrangements with German Banks

Our borrowing arrangements with various German banks as of March 31, 2010 are described in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements (Item 1. “Financial Statements”) set forth herein. We are in compliance with all of the covenants of the German bank loans and capital leases, and we have classified $573 and $2,951 outstanding under the German bank loans and capital leases as a short-term liability and long-term liability, respectively, at March 31, 2010.

As of March 31, 2010, we were in compliance with all financial covenants under all financial instruments.

Capital expenditures

We expect to spend approximately $1,600 in 2010 on upgrades and refurbishment of our production machines and research and development tools. We spent approximately $194 in capital expenditures during the first three months of 2010.

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating and capital leases and other non-cancelable contractual commitments were as follows at March 31, 2010:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Contractual Obligations:
Term debt (1)	$3,354	$495	$673	$673	$1,513
Capital lease obligations (1)	446	190	256	-	--
Term debt and capital lease obligation interest (1)	956	234	315	212	195
Other obligations (2)	2,569	--	--	--	2,569
Operating leases (3)	627	507	120	--	--
Total Contractual Cash Obligations	$7,952	$1,426	$1,364	$885	$4,277

(1)	Represents the principal and interest allocations of loan and capital lease agreements with Varilease Finance Inc. and several German Banks.

(2)	Represents accumulated dividends on Series A Preferred Stock (greater than five years).

(3)	Represents the remaining rents owed on buildings we rent in Palo Alto, California.

As of March 31, 2010, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.   In 2010, the monthly rent payments are $39 and will increase annually at a rate of 3% through the expiration of the lease.

As of March 31, 2010, we also had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  The monthly rent payments for this facility are $4.

Index

Item 3--Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: The interest rate on one of our German loans was reset to the prevailing market rate of 5.73% in September 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would have had an immaterial effect on our interest expense for the first three months of 2010.

Investment risk: We invest our excess cash in money market accounts and, by practice, make every effort to limit the amount of exposure by investing with strong, well-known institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest income in the first three months of 2010.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 91% of our total sales in the first quarter of 2010. Approximately 45% of our international revenues were denominated in Euros in the first quarter of 2010. The remaining 55% of our international sales were denominated in US dollars.  In addition, certain transactions with foreign suppliers are denominated in foreign currencies. The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $435 on net revenues and $461 on expenses for the first quarter of 2010.

Item 4-Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as of the end of the period covered by this report, that our disclosure controls and procedures were effective, such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Controls.  There were no changes during the first three months of 2010 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 1A—Risk Factors

The following information updates should be read in conjunction with the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 25, 2010.

Financial Risks

There have been no significant changes in financial risk factors for the three month period ended March 31, 2010.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Operational Risks

There have been no significant changes in operational risk factors for the three month period ended March 31, 2010.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Market Risks

There have been no significant changes in market risk factors for the three month period ended March 31, 2010.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2-- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3--Defaults upon Senior Securities

None.

Item 5--Other Information

None.

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

Dated: May 11, 2010
Southwall Technologies Inc.

	By:	/s/ Dennis F. Capovilla
Dennis F. Capovilla
Chief Executive Officer

	By:	/s/ Mallorie Burak
Mallorie Burak
Vice President, Finance and Chief Accounting Officer