Form 10-Q
period 2010-06-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2010-08-20
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

As of  August 2, 2010, there were 28,831,089 shares of the registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$13,130	$12,454
Accounts receivable, net of allowance for doubtful accounts of $216 at June 30, 2010 and $115 at December 31, 2009	8,372	5,907
Inventories	3,725	4,522
Other current assets	1,227	1,479
Total current assets	26,454	24,362

Property, plant and equipment, net	12,526	14,393
Goodwill	1,488	-
Intangibles and other assets	892	156
Total assets	$41,360	$38,911

LIABILITIES, PREFERRED STOCK AND EQUITY

Current liabilities:
Current portion of long term debt and capital lease obligations	$700	$808
Accounts payable	1,554	1,258
Accrued compensation	1,056	1,395
Other accrued liabilities	4,906	4,881
Total current liabilities	8,216	8,342

Term debt and capital lease obligations	2,948	3,358
Other long term liabilities	-	58
Total liabilities	11,164	11,758

Commitments and contingencies (Note 6)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at June 30, 2010 and December 31, 2009 respectively (Liquidation preference: $7,501 and $7,255 at June 30, 2010 and December 31, 2009, respectively)	4,810	4,810

Southwall stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 28,831 shares outstanding at June 30, 2010 and 28,791 shares outstanding at December 31, 2009	29	29
Capital in excess of par value	78,352	78,291
Accumulated other comprehensive income	2,674	4,382
Accumulated deficit	(55,985)	(60,359)
Total Southwall stockholders’ equity	25,070	22,343
Noncontrolling interest	316	-
Total equity	25,386	22,343

Total liabilities, preferred stock and equity	$41,360	$38,911

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net revenues	$11,790	$8,334	$22,271	$14,830
Cost of revenues	5,891	4,636	11,659	8,687

Gross profit	5,899	3,698	10,612	6,143

Operating expenses:
Research and development	792	665	1,584	1,347
Selling, general and administrative	2,266	2,160	4,266	3,850

Total operating expenses	3,058	2,825	5,850	5,197

Income from operations	2,841	873	4,762	946

Interest expense, net	(64)	(101)	(159)	(171)
Other income (expense), net	123	766	(358)	3,199

Income before provision for income taxes	2,900	1,538	4,245	3,974

Provision for (benefit from) income taxes	(107)	34	(99)	191

Net income	3,007	1,504	4,344	3,783

Net loss attributable to noncontrolling interest	(30)	-	(30)	-

Net income attributable to Southwall	3,037	1,504	4,374	3,783

Deemed dividend on preferred stock	122	122	244	244

Net income attributable to common stockholders	$2,915	$1,382	$4,130	$3,539

Net income per common share:

Basic	$0.10	$0.05	$0.14	$0.12
Diluted	$0.08	$0.04	$0.12	$0.11

Weighted average shares used in computing net income per common share:
Basic	28,829	28,709	28,811	28,708
Diluted	36,076	33,799	35,991	33,785

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$4,344	$3,783
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on acquisition of controlling interest in SIG	(706)	-
Gain on settlement of liability	-	(2,359)
Deferred income tax	(12)	(44)
Loss on disposal of property, plant and equipment	2	(22)
Inventory reserves	(279)	(61)
Depreciation and amortization	1,227	1,219
Stock-based compensation	265	190
Non-cash effect of acquisition of controlling interest in SIG	(232)	-
Changes in operating assets and liabilities (net of assets acquired and liabilities assumed in purchase acquisition:
Accounts receivable, net	(1,345)	(1,580)
Inventories	891	831
Other current and non-current assets	(451)	(107)
Accounts payable and accrued liabilities	(2,109)	(726)
Net cash provided by operating activities	1,595	1,124

Cash flows from investing activities:
Acquisition of controlling interest in SIG, net of cash acquired	(195)	-
Restricted cash	-	261
Proceeds from sale of property, plant and equipment	-	28
Expenditures for property, plant and equipment	(455)	(502)
Net cash used in investing activities	(650)	(213)

Cash flows from financing activities:
Repayments of term debt and capital lease obligations	(448)	(1,451)
Proceeds from stock option exercises	39	1
Borrowings from equipment financing	-	49
Investment credit in Germany	-	221
Net cash used in financing activities	(409)	(1,180)

Effect of foreign exchange rate changes on cash and cash equivalents	140	(11)

Net increase (decrease) in cash and cash equivalents	676	(280)
Cash and cash equivalents, beginning of period	12,454	10,768

Cash and cash equivalents, end of period	$13,130	$10,488
Supplemental cash flow disclosure:

Interest paid	$154	$165
Income taxes paid	$230	$685

Supplemental schedules of non-cash flow investing and financing activities:
Dividends accrued	$244	$244
Acquisition of interest in SIG (Note 12)	$232	$-
Deposits applied to acquisition of property, plant and equipment	$-	$210
Property, plant and equipment acquired through capital leases	$-	$88

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar and share amounts in thousands, except per share data)

Note 1—Basis of Presentation:

Southwall Technologies Inc., including its wholly owned subsidiaries, Southwall Europe GmbH, Southwall IG Holdings, Inc., and Southwall Insulating Glass, LLC (“SIG”), are hereafter referred to as the “Company,” “Southwall,” “Registrant,” “We,” “Our” or “Us.”

The accompanying interim condensed consolidated financial statements of Southwall are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the financial position, results of operations and cash flows of Southwall for all periods presented. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 25, 2010. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any future periods.

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

Note 2–Fair Value Measurements:

The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities using available market information and valuation methodologies considered to be appropriate and has determined that the book value of those instruments at June 30, 2010 approximates fair value.

Based on borrowing rates currently available to the Company for debt and capital lease obligations with similar terms, the carrying value of our term debt and capital lease obligations approximates fair value.

Index

Southwall invests its cash primarily in money market funds.  We utilize the market approach to measure fair value of our financial assets.

Cash and cash equivalents are summarized as follows:

	June 30, 2010

	Fair Value	Book Value
Money Market Funds, Level I	$9,396	$9,396
Certificates of Deposit, Level I	2,450	2,450
Total cash equivalents	11,846	11,846
Cash	1,284	1,284
Total cash and cash equivalents	$13,130	$13,130

	December 31, 2009

	Fair Value	Book Value
Money Market Funds, Level I	$8,027	$8,027
Certificates of Deposit, Level I	1,750	1,750
Total cash equivalents	9,777	9,777
Cash	2,677	2,677
Total cash and cash equivalents	$12,454	$12,454

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  As of June 30, 2010, the Company did not have any Level 2 instrument valuations which were obtained from readily available pricing sources for comparable instruments or any Level 3 instruments without observable market values that would require a high level of judgment to determine fair value.

Note 3—Inventories:

Inventories are stated at the lower of cost (determined by the average cost method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of revenues.

At June 30, 2010 and December 31, 2009, inventories consisted of the following:

	June 30	December 31
	2010	2009
Raw materials	$1,772	$2,010
Work-in-process	343	1,176
Finished goods	1,610	1,336
	$3,725	$4,522

Index

Note 4 – Property, Plant and Equipment, net:

At June 30, 2010 and December 31, 2009, property, plant and equipment consisted of the following:

	June 30	December 31
	2010	2009
Land, buildings and leasehold improvements	$6,880	$8,015
Machinery and equipment	31,997	31,539
Furniture and fixtures	649	3,986
	39,526	43,540
Less – accumulated depreciation and amortization	(27,000)	(29,147)
	$12,526	$14,393

Note 5--Net Income Per Common Share:

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

At June 30, 2010 and 2009, $780 and $2,874 outstanding options, respectively, were excluded from the dilutive net income per common share calculation, as they were anti-dilutive because the option prices were higher than the average market price during each of the six month periods.

The Company has accrued a deemed dividend on preferred stock of $122 for each of the three month periods ended June 30, 2010 and 2009.  The dilutive effect of convertible securities shall be reflected in diluted net income per share by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator unless their effect is anti-dilutive.

Tables summarizing net income attributable to common stockholders, basic and diluted net income per common share, and weighted shares outstanding are shown below:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income attributable to common stockholders-basic	$2,915	$1,382	$4,130	$3,539
Add: Deemed dividend on preferred stock	122	122	244	244
Net income attributable to common stockholders-diluted	$3,037	$1,504	$4,374	$3,783

Weighted average common shares outstanding-basic	28,829	28,709	28,811	28,708
Dilutive effect of Series A preferred shares	4,893	4,893	4,893	4,893
Dilutive effect of stock options	2,354	197	2,287	184
Weighted average common shares outstanding - diluted	36,076	33,799	35,991	33,785

Basic net income per common share	$0.10	$0.05	$0.14	$0.12
Diluted net income per common share	$0.08	$0.04	$0.12	$0.11

Index

Note 6 – Product Reporting:

Southwall operates in one segment.  The total net revenues for the automotive glass, window film, architectural and electronic display product lines for the three month periods ended June 30, 2010 and 2009 were as follows:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Automotive glass	$5,426	$3,703	$9,886	$6,776
Window film	4,614	2,797	9,310	5,090
Architectural	1,706	1, 760	3,005	2,800
Electronic display	44	74	70	164
Total net revenues	$11,790	$8,334	$22,271	$14,830

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three month periods ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Europe	$5,252	$3,545	$9,610	$6,494
Asia Pacific	4,298	2,063	8,890	3,460
United States	1,830	2,148	2,723	3,592
Rest of the world	410	578	1,048	1,284
Total net revenues	$11,790	$8,334	$22,271	$14,830

Note 7--Commitments and Contingencies:

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

Credit Agreement with Wells Fargo Bank

In June 2010, we renewed our Credit Agreement with Wells Fargo Bank (“Bank”).  The Credit Agreement provides for a $3,000 revolving line of credit.  Advances under the line exceeding $1,500 will be limited to 80% of eligible accounts receivable.  The Company will not be eligible for additional borrowings if the Company’s consolidated cash balance falls below $3,500.  Amounts borrowed under the facility bear interest at either prime plus 0.75% or LIBOR plus 3.5%, determined at the discretion of the Company, and is annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by our assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements.

Index

Term Debt and Capital Lease Obligations

As of June 30, 2010, the Company's term debt and capital lease obligations consisted of the following:

Description	Rate		Term Debt Balance at June 30, 2010	Capital Lease Balance at June 30, 2010	Total Debt Balance at June 30, 2010	Due Over Next 12 Months	Balance at December 31, 2009
German bank loan dated May 12, 1999 (10 year)	6.13%		$-	$-	$-	$-	$6
German bank loan dated May 28, 1999 (20 year)	5.73	%(1)	2,747	-	2,747	305	3,403
German bank loan dated May 28, 2000 (10 year)	7.15	%(2)	72	-	72	72	254
Total term debt			2,819	-	2,819	377	3,663

German bank financed lease dated June 1, 2008	7.518	%(3)	-	147	147	79	220
Sound Solutions financed lease dated August 1, 2008	6.58	%(4)	-	490	490	159	-
US financing agreement dated May 20, 2008	19.80	%(5)	-	304	304	157	382
Total capital leases			-	941	941	395	602

Less interest on capital leases			-	112	112	72	99

Total term debt and capital lease obligations			2,819	829	3,648	$700	4,166

Less current portion			377	323	700		808

Total term debt and capital lease obligations, non-current			$2,442	$506	$2,948		$3,358

(1) Interest rate was reset on September 16, 2009 to 5.73%.

(2) Interest rate is fixed at 7.15% until final repayment in 2010.

(3) Interest rate is fixed at 7.518% until payoff.

(4) Interest rate is fixed at 6.58% until payoff.

(5) Implied interest rate based on a lease rate factor.

Contingencies

We are involved in certain other legal actions arising in the ordinary course of business. We believe, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, our consolidated financial position, results of operations or cash flows.

Index

Note 8--Stock-Based Compensation:

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 2007 Long Term Incentive Plan (“2007 Plan”) which authorizes the granting of up to 10,000 shares of common stock. Under the terms of the 2007 Plan, the Company can grant both Incentive Stock Options and Nonstatutory Stock Options.  Grants issued under the 2007 Plan vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the 2007 Plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise options within a period of three months after such termination of service occurs.  The 2007 Plan provides for longer expiration periods for employees who terminate, but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration will be extended anywhere from three months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct. As of June 30, 2010, there were 6,727 shares of common stock available for grant under the 2007 Plan.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Cost of sales	$4	$2	$6	$5
Research and development	26	18	45	32
Selling, general and administrative	123	78	214	153
Stock-based compensation expense before income taxes	153	98	265	190
Provision for income taxes	-	-	-	-
Net stock-based compensation expense	$153	$98	$265	$190

There were $20 and $1 of cash proceeds from the exercise of stock options for the three month periods ended June 30, 2010 and 2009, respectively.  The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows.

Index

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted during the three month period ended June 30, 2009, no stock options were granted during the three month period ended June 30, 2010, and six month periods ended June 30, 2010 and 2009, respectively:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Expected life (in years)	-	5.0	5.0	5.18
Risk-free interest rate	-%	1.97%	2.62%	1.97%
Volatility	-%	108%	104%	108%
Dividend	-	-	-	-
Per share weighted-average fair value at grant date	$-	$0. 49	$1.22	$0.49

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

The Company has not in the past and does not plan to issue dividends in the future.

Stock option activity for the six months ended June 30, 2010 was as follows:

	Weighted-Average Shares	Contractual Term Exercise Price	Weighted-Average Remaining Aggregate (in years)	Intrinsic Value

Outstanding at December 31, 2009	5,654	$0.78
Grants	912	$1.59
Exercises	(40)	$0.98
Forfeitures or expirations	(44)	$1.92
Outstanding at June 30, 2010	6,482	$0.88	6.80	$4,526
Vested and expected to vest at June 30, 2010	5,708	$0.86	6.52	$4,099
Exercisable at June 30, 2010	3,817	$0.81	5.54	$3,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e.: the difference between Southwall’s closing stock price on the last trading day of its second quarter of fiscal 2010 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2010.  This amount changes based on the fair market value of Southwall’s stock.  Total intrinsic value of options exercised was $14 and $26 for the three month and six month periods ended June 30, 2010, respectively. Total fair value of options granted was $1,114 for the six month period ended June 30, 2010.

As of June 30, 2010, $1,081 of total unrecognized compensation cost, net of forfeitures, related to stock options was expected to be recognized over a weighted-average period of approximately 3.06 years.

Index

Note 9 – Reserve for Sales Returns and Warranties:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The activity in the reserve for sales returns and warranties account during the six month periods ended June 30, 2010 and 2009 was as follows:

	Balance at December 31, 2008	Provision	Utilized	Balance at June 30, 2009
Reserve for sales returns and warranty	$1,321	$(194)	$(233)	$894

	Balance at December 31, 2009	Provision	Utilized	Balance at June 30, 2010
Reserve for sales returns and warranty	$607	$656	$(349)	$914

These amounts are included in other accrued liabilities in the condensed consolidated balance sheets.

Note 10 – Comprehensive Income:

Accounting Standards Codification (“ASC”) 220, Comprehensive Income, establishes standards for reporting and display in the financial statements of total net income and the components of all other non-owner changes in equity, referred to as comprehensive income. Accordingly, the Company has reported the translation gain (loss) from the consolidation of its foreign subsidiary in comprehensive income.

The components of comprehensive income for the three month and six month periods ended June 30, 2010 and 2009, respectively, were as follows:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net income	$3,007	$1,504	$4,344	$3,783
Foreign currency translation adjustment	(982)	739	(1,707)	(206)
Comprehensive income	$2,025	$2,243	$2,637	$3,577

Note 11 - Income Tax:

The decrease in the provision for income taxes in the six months ended June 30, 2010 compared to the same period in 2009 is primarily related to tax benefits related to intangible assets obtained in the acquisition of controlling interest in SIG and refunds collected for prior tax returns filed by our foreign subsidiary, Southwall Europe GmbH, or SEG.

For the six months ended June 30, 2010, the Company’s effective tax rate was a provision of (2.3%).  As allowed by ASC 740, Income Taxes, we have used the actual effective tax rate for the six months ended June 30, 2010 as our best estimate for the tax rate for the year ending December 31, 2010, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. This rate differs from the statutory federal rate of 34% primarily due to the release of a portion of the Company’s valuation allowance on the U.S. deferred tax asset due to the income generated by the U.S. operations through the first three months of 2010.

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

Note 12-Joint Venture:

On April 8, 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc., entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC (“Sound Solutions”), creating SIG, which manufactures insulated glass units for the domestic market to further expand the market for the Company’s Heat Mirror product.  As of December 31, 2009, Southwall IG Holdings, Inc. had a 50% investment in SIG.  In 2009, Southwall IG Holdings, Inc. advanced a total of $300, in the form of a promissory note, to Sound Solutions.  Pursuant to the terms of the promissory note dated May 11, 2009, the principal and accrued interest was due and payable to Southwall IG Holdings, Inc. by January 1, 2010.  Under terms of the note, in the event of default, the outstanding principal was to be paid in the form of a credit to the Southwall IG Holdings, Inc. capital account.

Effective January 1, 2010, Sound Solutions had not paid the principal balance of $300 and was in default of the promissory note.  The $300, for which Sound Solutions had received equity consideration in SIG, was credited to Southwall IG Holdings, Inc.’s capital account in SIG; thereby increasing the Company’s equity ownership to 66.3%.  For the quarters ended June 30, 2010 (through May 20, 2010) and 2009, our share of SIG’s net losses of approximately $108 and $200, respectively, is included in “other income (expense), net” in the condensed consolidated statements of operations.  The Company incurred non-reimbursable expenses in the amount of approximately $75 and $86 in the quarters ended June 30, 2010 and 2009, respectively, related to the set up and operations of the joint venture, in accordance with the contractual terms of the joint venture agreement which is reflected in selling, general and administrative expenses in the condensed consolidated statements of operations.

On May 20, 2010 the joint venture agreement was amended allowing Southwall IG Holding, Inc. to make additional cash contributions to the joint venture.  In order to acquire an additional 8.7% to obtain 75% equity ownership, the Company relinquished $256 of value allowing Sound Solutions to maintain a 25% equity interest in SIG.  This transaction triggered a business combination event which resulted in the consolidation of total assets and liabilities of SIG resulting in a gain of $706, which was recorded in other income (expense) net, to adjust the equity interest in SIG to a fair value of $919 before the acquisition date.

The Company provisionally determined the assets and liabilities of SIG based on fair values at May 20, 2010 using a weighed average valuation approach.  In accounting for the business combination, noncontrolling interest was assigned a fair value of $346.  The Company believes the goodwill realized was the result of a number of factors, including the following:  losses recognized during SIG’s development stage, expected growth opportunities, and the anticipated level of investment required to achieve those opportunities.  The allocation of the fair value related to valuation of assets acquired and liabilities assumed were as follows:

Index

Goodwill	$1,488
Trade name	300
Customer relationships	250
Other intangibles	180
Net liabilities assumed	(693)
Total	$1,525

We do not expect the goodwill recognized to be deductible for income tax purposes.

For the quarter ended June 30, 2010, SIG revenues and loss related to the period from May 21, 2010 through June 30, 2010 included in the condensed income statement are $433 and ($121), respectively.

The unaudited pro forma financial information in the table below summarizes the combined results of the Company and SIG as though the companies were combined as of the beginning of 2009.  The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of 2009.

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net revenues	$12,194	$9,127	$23,288	$16,355
Net Income attributable to Southwall	$2,148	$1,347	3,448	$3,506

Note 13 – Total Equity

A summary of the changes in equity for the six months ended June 30, 2010 and 2009 is as follows:

	Six Months Ended June 30,
	2010			2009
	Southwall Stockholders’ Equity	Noncontrolling Interest	Total Equity	Southwall Stockholders’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$22,343	$-	$22,343	$16,599	$-	$16,599
Fair market value of NCI of acquired entity	-	346	346	-	-	-
Stock-based compensation	265	-	265	190	-	190
Stock option exercise	39	-	39	1	-	1
Dividend accrual on Series A Preferred Stock	(244)	-	(244)	(244)	-	(244)
Total comprehensive income	2,667	(30)	2,637	3,577	-	3,577
Equity, end of period	$25,070	$316	$25,386	$20,123	$-	$20,123

Note 14 – Gain on Settlement of Contingency:

As of December 31, 2002, we were in default under a master sale-leaseback agreement with respect to two of our production machines. We had withheld lease payments in connection with a dispute with the leasing company, Matrix Funding Corporation.  In February 2004, we reached a settlement agreement for approximately $2,000 to be repaid over six years at a stepped rate of interest, and we returned the equipment in question.  The agreement included a confession of judgment, whereby the Company acknowledged that it would owe damages of $5,900 in the event of payment defaults under the settlement agreement. At December 31, 2004, the carrying value of the liability was $4,354.  In its assessment of the restructured debt, management factored in the $5,900 confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring at the time. The carrying value of the debt remained on the consolidated balance sheet and the liability was to be reduced as payments were made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment.  At December 31, 2008, the carrying value of the liability was $3,354.  On January 21, 2009, we paid $995, which was full and final payment of principal and interest.  Upon final payment of principal and interest, a formal release of the obligation under the 2004 settlement agreement was obtained from Portfolio Financial Servicing Company, the successor to Matrix Funding Corporation on January 21, 2009, and a gain of $2,359 was recognized in the first quarter of 2009 in other income (expense), net in the accompanying condensed consolidated statements of operations.

Index

Note 15 – Recent Accounting Pronouncements:

Since December 31, 2009, there are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note 16 – Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events have occurred since the quarter ended June 30, 2010 that would require recognition or disclosure in the condensed consolidated financial statements.

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

Forward Looking Statements

Cautionary Statement For the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

As used in this report, the terms "we," "us," "our," "Southwall" and the "Company" mean Southwall Technologies Inc. and its subsidiaries, unless the context indicates another meaning. This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 that are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, or similar terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include, without limitation, statements relating to:

•	our strategy, expected future operations and financial plans;

Index

•	our revenue expectations and potential financial results;

•	the revenue expectations and potential financial result of Southwall Insulating Glass, LLC;

•	impact of current economic conditions on our business;

•	the continued trading of our common stock on the Over-the-Counter Bulletin Board Market;

•	future applications of thin film coating technologies;

•	our development of new technologies and products;

•	the properties and functionality of our products;

•	our projected need for additional borrowings and future liquidity;

•	our ability to implement and maintain effective internal controls and procedures;

•	the size of and the markets into which we sell or intend to sell our products;

•	our intentions to pursue strategic alliances, acquisitions and business transactions;

•	the possibility of patent and other intellectual property infringement;

•	our opinions regarding energy consumption and the loss of energy through inefficient glass;

•	pending and threatened litigation and its outcome;

•	our competition and our ability to compete in the markets we serve; and

•	our projected capital expenditures.

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

XIR®, XUV®, Triangle Design®, Superglass®, Heat Mirror®, California Series®, Solis®, ETCH-A-FLEX®, and Southwall® are registered trademarks of Southwall. V-KOOL® is a registered trademark of Solutia, Inc.  All other trade names and trademarks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

Index

Our customers were not immune to the global economic downturn of 2009.  We believe both the architectural and automotive industries experienced material sales declines, which negatively impacted our financial results in 2009 and may continue to have an effect in 2010.

On April 8, 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc., entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC (“Sound Solutions”), creating SIG, which manufactures insulated glass units for the domestic market to further expand the market for the Company’s Heat Mirror product.  As of December 31, 2009, Southwall IG Holdings, Inc. had a 50% investment in SIG.  In 2009, Southwall IG Holdings, Inc. advanced a total of $300, in the form of a promissory note, to Sound Solutions.  Pursuant to the terms of the promissory note dated May 11, 2009, the principal and accrued interest was due and payable to Southwall IG Holdings, Inc. by January 1, 2010.  Under terms of the note, in the event of default, the outstanding principal was to be paid in the form of a credit to the Southwall IG Holdings, Inc. capital account.

Effective January 1, 2010, Sound Solutions had not paid the principal balance of $300 and was in default of the promissory note.  The $300, for which Sound Solutions had received equity consideration in SIG, was credited to Southwall IG Holdings, Inc.’s capital account in SIG; thereby increasing the Company’s equity ownership to 66.3%.  For the quarters ended June 30, 2010 (through May 20, 2010) and 2009, our share of SIG’s net losses of approximately $108 and $200, respectively, is included in “other income (expense), net” in the condensed consolidated statements of operations.  The Company incurred non-reimbursable expenses in the amount of approximately $75 and $86 in the quarters ended June 30, 2010 and 2009, respectively, related to the set up and operations of the joint venture, in accordance with the contractual terms of the joint venture agreement which is reflected in selling, general and administrative expenses in the condensed consolidated statements of operations.

On May 20, 2010, the joint venture agreement was amended allowing Southwall IG Holding, Inc. to make additional cash contributions to the joint venture.  In order to acquire an additional 8.7% to obtain 75% equity ownership, the Company relinquished $256 of value allowing Sound Solutions to maintain a 25% equity interest in SIG.  This transaction triggered a business combination event which resulted in the consolidation of total assets and liabilities of SIG resulting in a gain of $706, which was recorded in other income (expense) net, to adjust the equity interest in SIG to a fair value of $919 before the acquisition date.

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

Our three largest customers in the automotive glass and window film market, and architectural glass markets include: Saint Gobain Sekurit, Pilkington PLC and Solutia Inc., formerly GlobaMatrix Holdings Pte. Ltd., which collectively accounted for approximately 72% and 64% of our total revenues during the first six months of 2010 and 2009, respectively.

Under our agreement with Solutia Inc., as amended, Solutia Inc. agreed to a 2004 minimum purchase commitment of $9,000 of product. For each year after 2004 through the term of the contract, Solutia Inc. contracted to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year.

Index

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. As of June 30, 2010, our sales returns provision was approximately 2.2% of our gross revenues over a rolling twelve month period. From 2005 to 2009, our sales returns provision has averaged approximately 2.7% of gross revenues.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events cannot be forecasted with certainty, and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to:  revenue recognition, accrual for product returns and warranties, allowance for doubtful accounts, quarterly income taxes, inventory valuations (including reserves for excess and obsolete and impaired inventories), impairment of intangibles and goodwill, reserves for decommissioning costs associated with leasehold asset retirement obligations and valuation of stock-based compensation. We believe these policies are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the first three months of fiscal 2010 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2009 Form 10-K.

Three Months Ended June 30, 2010 compared with Three Months Ended June 30, 2009

Results of Operations

Net revenues. Our net revenues for the quarter ended June 30, 2010 were $11,790, an increase of $3,456 or 41% compared to $8,334 for the same period ended June 30, 2009 primarily due to the recovery from the global economic downturn in 2008 and 2009.

Net revenues in the automotive market increased by $1,723, or 47%, to $5,426 compared to $3,703 for the second quarters ended June 30, 2010 and 2009, respectively. The increase was primarily due to increased demand by several of our large customers.

Window film net revenues increased by $1,817, or 65%, to $4,614 from $2,797 for the second quarters ended June 30, 2010 and 2009, respectively.  This was primarily due to increased overall demand for the window film business.

Architectural net revenues decreased by $54, or 3%, to $1,706 from $1,760 for the second quarters ended June 30, 2010 and 2009, respectively.  This was primarily due to decreased worldwide demand offset by sales generated through the joint venture.

Cost of revenues.  Cost of revenues increased $1,255, or 27%, to $5,891 compared with $4,636 for the second quarters ended June 30, 2010 and 2009, respectively.  This was primarily due to higher variable costs in the second quarter of 2010 as compared to the second quarter of 2009 as manufacturing volume increased to support the increased sales demand.  In addition, we sold additional non-standard width inventory that had been previously reserved.

Index

Gross profit. Our gross profit increased $2,201, or 60%, to $5,899 compared with $3,698 for the second quarters ended June 30, 2010 and 2009, respectively.  As a percentage of sales, gross profit increased to 50% compared to 44% for the second quarters ended June 30, 2010 and 2009, respectively.  This was primarily due to more effective absorption of fixed costs resulting from a 56% increase in production volume.

Operating expenses

Research and development. Research and development expenses increased $127, or 19%, to $792 compared with $665 for the second quarters ended June 30, 2010 and 2009.  This was primarily due to increased research and development activities in new technologies.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses increased $106, or 5%, to $2,266 compared to $2,160 for the second quarters ended June 30, 2010 and 2009, respectively. This increase was primarily due to the consolidation of SIG in the second quarter of 2010.

Income from operations.  Income from operations increased $1,968 to an operating income of $2,841 compared to operating income of $873 for the second quarters ended June 30, 2010 and 2009, respectively.  This increase was primarily due to higher sales and production volumes.

Interest expense, net. Interest expense, net decreased $37, or 37%, to $64 compared to $101 for the second quarters ended June 30, 2010 and 2009, respectively.  The decrease in net interest was primarily due to the reduction in total debt outstanding from the second quarter 2009 to the second quarter 2010.

Other income (expense), net.   For the quarter ended June 30, 2009, the other income (expense), net of $766 income is primarily comprised of a final royalty payment received from Sunfilm, reversal of a reserve associated with Saechisische AufbauBank (SAB) grants in Germany and foreign exchange gains relating to transactions with foreign customers that were denominated in foreign currencies, principally the Euro.  These gains were partially offset by $200, representing our 50% share of net losses incurred SIG.

For the quarter ended June 30, 2010, the other income (expense), net of $123 income is comprised of recognizing a gain of $706 resulting from the acquisition of controlling interest in SIG offset by our 66.3% share of net losses incurred by SIG of $108 prior to acquisition of the controlling interest and a foreign exchange loss relating to transactions with foreign customers that were denominated in foreign currencies, principally the Euro, of $483.

Income before provision for income taxes.  Pre-tax income increased $1,362 to $2,900 in the second quarter of 2010 compared to $1,538 for the second quarter ended June 30, 2009. This increase was primarily due to the non-recurring gains recorded in other income (expense) in the second quarter of 2009 from the final royalty payment received from Sunfilm, reversal of reserve associated with the SAB grants offset by the increase in income from the higher sales and production volumes and the gain on acquisition of controlling interest in SIG.

Provision for income taxes. The decrease in the provision for income taxes in the three months ended June 30, 2010 compared to the same period in 2009 is primarily related to tax benefits related to intangible assets obtained in the acquisition of controlling interest in SIG and refunds collected for prior tax returns filed by our foreign subsidiary, Southwall Europe GmbH, or SEG.

For the six months ended June 30, 2010, the Company’s effective tax rate was a provision of (2.3%).  We have used the actual effective tax rate for the three months ended June 30, 2010 as our best estimate for the tax rate for the year ending December 31, 2010, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. This rate differs from the statutory federal rate of 34% primarily due to the release of a portion of the Company’s valuation allowance on the U.S. deferred tax asset due to the income generated by the U.S. operations through the first three months of 2010.

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

Net loss attributable to noncontrolling interest.  Net loss attributable to noncontrolling interest in 2010 is related to the consolidation of SIG upon acquisition of a controlling interest during the second quarter of 2010.

Deemed dividend on preferred stock. We accrued $122 of deemed dividend on preferred stock in each of the second quarters of 2010 and 2009, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

Six Months Ended June 30, 2010 compared with Six Months Ended June 30, 2009

Results of Operations

Net revenues. Our net revenues for the six months ended June 30, 2010 were $22,271, an increase of $7,441 or 50% compared to $14,830 for the same period ended June 30, 2009 primarily due to recovery from the global economic downturn in 2008 and 2009.

Net revenues in the automotive market increased by $3,110, or 46%, to $9,886 compared to $6,776 for the six months ended June 30, 2010 and 2009, respectively. The increase was primarily due to increased demand by several of our large customers.

Window film net revenues increased by $4,220, or 83%, to $9,310 from $5,090 for the six month period ended June 30, 2010 and 2009, respectively.  This was primarily due to increased overall demand for the window film business.

Architectural net revenues increased by $205, or 7%, to $3,005 from $2,800 for the six month period ended June 30, 2010 and 2009, respectively.  This was primarily due to increased worldwide demand.

Cost of revenues.  Cost of revenues increased $2,972, or 34%, to $11,659 compared with $8,687 for the six month period ended June 30, 2010 and 2009, respectively.  This was primarily due to higher variable costs in 2010 as compared to 2009 as manufacturing volume increased to support the increased sales demand.  This was partially offset by the sale of previously reserved non-standard width product.

Gross profit. Gross profit increased $4,469, or 73%, to $10,612 compared with $6,143 for the six month period ended June 30, 2010 and 2009, respectively.  As a percentage of sales, gross profit increased to 48% compared to 41% in the second quarter of 2009. This was primarily due to more effective absorption of fixed costs as production volume grew by 58%.

Index

Operating expenses

Research and development. Research and development expenses increased $237 or 18% to $1,584 compared with $1,347 for the six month period ended June 30, 2010 and 2009, respectively due to increased research and development activities in new technologies.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses increased $416 or 11%, to $4,266 compared to $3,850 for the six month period ended June 30, 2010 and 2009, respectively. This increase was primarily due to higher sales and marketing costs, increased bad debts expense, higher consulting and legal expenses and general and administrative expenses due to the consolidation of SIG.  Additionally, 2009 expenses included a reserve for the Pilkington settlement.

Income from operations.  Income from operations increased $3,816 to an operating income of $4,762 compared to operating income of $946 for the six month period ended June 30, 2010 and 2009, respectively.  This increase was primarily due to higher sales and production volumes.

Interest expense, net. Interest expense decreased $12 to $159 compared to $171 for the six month period ended June 30, 2010 and 2009, respectively.  This reduction in net interest was primarily due to the reduction in total debt outstanding in 2010 compared to 2009.

Other income (expense), net.   For the six months ended June 30, 2009, the other income (expense), net of $3,199 income is primarily comprised of a gain associated with the reversal of a $2,359 liability related to settlement of the 2004 Matrix debt agreement and a final royalty payment of $500 on the Sunfilm settlement.  Additionally, we recognized a net gain of $346 from the sale of precious metal targets remaining after our Palo Alto, California manufacturing facility was closed and moved to Germany.  These targets had been previously expensed in 2006.  These non-recurring gains were offset by our 50% share of net losses incurred by SIG of $389.

For the six months ended June 30, 2010, the other income (expense), net of ($358) expense is comprised of recognizing a gain of $706 resulting from the acquisition of controlling interest in SIG offset by our 66.3% share of net losses incurred by SIG of $333 and a foreign exchange loss, relating to transactions with foreign customers that were denominated in foreign currencies, principally the Euro, of $766.

Income before provision for income taxes.  Pre-tax income increased $271 to $4, 245 in the six month period ended June 30, 2010 compared to $3,974 for the six month period ended June 30, 2009. This increase was primarily due to the non-recurring gains recorded in other income (expense) in the first six months of 2009 from the reversal of the long term reserve associated with Matrix lease settlement, final payment on the Sunfilm settlement and sale of precious metal targets offset by the increase in income from the higher sales and production volume.

Provision for income taxes. The decrease in the provision for income taxes in the six months ended June 30, 2010 compared to the same period in 2009 is primarily related to tax benefits related to intangible assets obtained in the acquisition of controlling interest in SIG and refunds collected for prior tax returns filed by our foreign subsidiary, Southwall Europe GmbH, or SEG.

For the six months ended June 30, 2010, the Company’s effective tax rate was (2.3%).  We use the actual effective tax rate for the six months ended June 30, 2010 as our best estimate for the tax rate for the year ending December 31, 2010, as a reliable estimate for the full year cannot be made at this time.  In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. This rate differs from the statutory federal rate of 34% primarily due to the application of a portion of the Company’s valuation allowance on the U.S. deferred tax asset due to the income generated by the U.S. operations through the first six months of 2010.

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

Net loss attributable to noncontrolling interest.  Net loss attributable to noncontrolling interest in 2010 is related to the consolidation of SIG upon acquisition during the second quarter of 2010.

Deemed dividend on preferred stock. We accrued $244 of deemed dividend on preferred stock in each of the six month periods of 2010 and 2009, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories, for debt repayments and capital expenditures. We believe that because of the production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents increased $676 from $12,454 at December 31, 2009 to $13,130 at June 30, 2010.  The increase in cash is primarily due to net income offset by payments for capital expenditures and debt and capital lease obligations.

Specifically, cash provided by operating activities of $1,595 for the first six months of 2010 was primarily the result of net income of $4,344, non-cash depreciation of $1,227, non-cash stock compensation expense of $265, and a decrease in inventory of $891 partially offset by non-cash gain acquisition of controlling interest in SIG of $706, an increase in accounts receivable of $1,345, a decrease in other current and non-current assets of $451 and a decrease in accounts payable and accrued liabilities of $2,109.

Cash used in investing activities for the first six months of 2010 of $650 was the result of acquiring a controlling interest in SIG of $195 and capital expenditures of $455.

Cash used in financing activities for the first six months of 2010 of $409 was primarily related to scheduled payments of $448 of other term debt and capital lease obligations, partially offset by proceeds from stock option exercises.

Borrowing arrangements

Credit Agreement with Wells Fargo Bank

Index

In June 2010, we renewed our Credit Agreement with Wells Fargo Bank (“Bank”).  The Credit Agreement provides for a $3,000 revolving line of credit.  Advances under the line exceeding $1,500 will be limited to 80% of eligible accounts receivable.  The Company will not be eligible for additional borrowings if the Company’s consolidated cash balance falls below $3,500.  Amounts borrowed under the facility bear interest at either prime plus 0.75% or LIBOR plus 3.5%, determined at the discretion of the Company, and is annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by our assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements.

Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is June 2011.  Although we expect to renew the credit line, we can provide no assurance that we will be successful in obtaining a new or replacement credit facility due to restrictive credit markets.  As of June 30, 2010, we had no balance outstanding on our line of credit, and we were in compliance with all covenants under the Credit Agreement.  The foregoing does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement, and the transactions contemplated thereby or a complete explanation of material terms thereof.

Borrowing Arrangements with German Banks

Our borrowing arrangements with various German banks as of June 30, 2010 are described in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements (Item 1. “Financial Statements”) set forth herein. We are in compliance with all of the covenants of the German bank loans and capital leases, and we have classified $448 and $2,508 outstanding under the German bank loans and capital leases as a short-term liability and long-term liability, respectively, at June 30, 2010.

As of June 30, 2010, we were in compliance with all financial covenants under all financial instruments.

Capital expenditures

We expect to spend approximately $2,500 in 2010 on upgrades and refurbishment of our production machines and research and development tools, including investment in assets for SIG. We spent approximately $455 in capital expenditures during the first six months of 2010.

Index

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating and capital leases and other non-cancelable contractual commitments were as follows at June 30, 2010:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Contractual Obligations:
Term debt (1)	$2,819	$377	$610	$610	$1,222
Capital lease obligations (1)	829	323	494	12	--
Term debt and capital lease obligation interest (1)	860	226	293	184	157
Other obligations (2)	2,691	--	--	--	2,691
Operating leases (3)	498	498	-	--	--
Total Contractual Cash Obligations	$7,697	$1,424	$1,397	$806	$4,070

(1)	Represents the principal and interest allocations of loan and capital lease agreements with Varilease Finance Inc. and several German Banks.

(2)	Represents accumulated dividends on Series A Preferred Stock (greater than five years).

(3)	Represents the remaining rents owed on buildings we rent in Palo Alto, California.

As of June 30, 2010, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.   In 2010, the monthly rent payments are $39 and will increase annually at a rate of 3% through the expiration of the lease.

As of June 30, 2010, we also had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  The monthly rent payments for this facility are $4.

Index
Item 3--Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: The interest rate on one of our German loans was reset to the prevailing market rate of 5.73% in September 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would have had an immaterial effect on our interest expense for the six month period ended June 30, 2010.

Investment risk: We invest our excess cash in money market accounts and, by practice, make every effort to limit the amount of exposure by investing with strong, well-known institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest income in the six month period ended June 30, 2010.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 84% of our total sales in the second quarter of 2010. Approximately 45% of our international revenues were denominated in Euros in the second quarter of 2010. The remaining 55% of our international sales were denominated in US dollars.  In addition, certain transactions with foreign suppliers are denominated in foreign currencies. The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $528 on net revenues and $378 on expenses for the second quarter of 2010.

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

(b)
Changes in Internal Controls.  There were no changes during the three month period ended June 30, 2010 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Financial Risks

There have been no significant changes in financial risk factors for the six month period ended June 30, 2010.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Operational Risks

There have been no significant changes in operational risk factors for the six month period ended June 30, 2010.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Market Risks

There have been no significant changes in market risk factors for the six month period ended June 30, 2010.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Dated: August 20, 2010
Southwall Technologies Inc.

	By:	/s/ Dennis F. Capovilla
Dennis F. Capovilla
Chief Executive Officer

	By:	/s/ Mallorie Burak
Mallorie Burak
Vice President, Finance and Chief Accounting Officer