Form 10-Q
period 2010-09-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2010-11-12
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

As of November 1, 2010, there were 28,874,339 shares of the registrant's Common Stock outstanding.

Index

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$15,573	$12,454
Accounts receivable, net of allowance for doubtful accounts of $208 at September 30, 2010 and $115 at December 31, 2009	7,367	5,907
Inventories	4,691	4,522
Other current assets	1,401	1,479
Total current assets	29,032	24,362

Property, plant and equipment, net	15,309	14,393
Goodwill	1,839	-
Intangibles assets	1,037	-
Deferred tax and other assets	1,132	156
Total assets	$48,349	$38,911

LIABILITIES, PREFERRED STOCK AND EQUITY

Current liabilities:
Current portion of long term debt and capital lease obligations	$960	$808
Accounts payable	2,295	1,258
Accrued compensation	1,399	1,395
Income taxes payable	2,229	130
Other accrued liabilities	5,446	4,751
Total current liabilities	12,329	8,342

Term debt and capital lease obligations	3,708	3,358
Other long term liabilities	-	58
Total liabilities	16,037	11,758

Commitments and contingencies (Note 6)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at September 30, 2010 and December 31, 2009 respectively (Liquidation preference: $7,623 and $7,255 at September 30, 2010 and December 31, 2009, respectively)	4,810	4,810

Southwall stockholders’ equity:
Common stock, $0.001 par value per share; 50,000 shares authorized, 28,874 shares outstanding at September 30, 2010 and 28,791 shares outstanding at December 31, 2009	29	29
Capital in excess of par value	78,403	78,291
Accumulated other comprehensive income	3,773	4,382
Accumulated deficit	(54,915)	(60,359)
Total Southwall stockholders’ equity	27,290	22,343
Noncontrolling interest	212	-
Total equity	27,502	22,343

Total liabilities, preferred stock and equity	$48,349	$38,911

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net revenues	$12,198	$8,600	$34,469	$23,430
Cost of revenues	6,890	4,867	18,549	13,554

Gross profit	5,308	3,733	15,920	9,876

Operating expenses:
Research and development	1,024	771	2,608	2,118
Selling, general and administrative	2,772	1,960	7,038	5,810

Total operating expenses	3,796	2,731	9,646	7,928

Income from operations	1,512	1,002	6,274	1,948

Interest expense, net	(67)	(321)	(225)	(492)
Other income (expense), net	560	12	202	3,211

Income before provision for income taxes	2,005	693	6,251	4,667

Provision for (benefit from) income taxes	1,057	(17)	959	174

Net income	948	710	5,292	4,493

Net loss attributable to noncontrolling interest	(122)	-	(152)	-

Net income attributable to Southwall	1,070	710	5,444	4,493

Deemed dividend on preferred stock	122	122	366	366

Net income attributable to common stockholders	$948	$588	$5,078	$4,127

Net income per common share:

Basic	$0.03	$0.02	$0.18	$0.14
Diluted	$0.03	$0.02	$0.15	$0.13

Weighted average shares used in computing net income per common share:
Basic	28,840	28,728	28,820	28,715
Diluted	36,334	34,685	36,105	34,085

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income	$5,292	$4,493
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on acquisition of controlling interest in SIG	(706)	-
Gain on settlement of liability	-	(2,359)
Deferred income tax	(1,334)	(77)
Loss on disposal of property, plant and equipment	10	(24)
Inventory reserves	(201)	43
Depreciation and amortization	1,989	1,911
Stock-based compensation	433	294
Non-cash effect of acquisition of controlling interest in SIG	(232)	-
Changes in operating assets and liabilities (net of assets acquired and liabilities assumed in purchase acquisition:
Accounts receivable, net	(75)	(1,072)
Inventories	207	1,293
Other current and non-current assets	(240)	(65)
Accounts payable and accrued liabilities	1,532	(258)
Net cash provided by operating activities	6,675	4,179

Cash flows from investing activities:
Acquisition of assets of Crown Operations International	(3,302)	-
Acquisition of controlling interest in SIG, net of cash acquired	(195)	-
Restricted cash	-	261
Proceeds from sale of property, plant and equipment	-	34
Expenditures for property, plant and equipment	(1,160)	(975)
Net cash used in investing activities	(4,657)	(680)

Cash flows from financing activities:
Repayments of term debt and capital lease obligations	(599)	(1,719)
Proceeds from stock option exercises	63	42
Borrowings from term loan	1,250	-
Borrowings from equipment financing	-	26
Investment credit in Germany	376	221
Net cash provided by (used in) financing activities	1,090	(1,430)

Effect of foreign exchange rate changes on cash and cash equivalents	11	8

Net increase in cash and cash equivalents	3,119	2,077
Cash and cash equivalents, beginning of period	12,454	10,768

Cash and cash equivalents, end of period	$15,573	$12,845
Supplemental cash flow disclosure:
Interest paid	$180	$310
Income taxes paid	$359	$700

Supplemental schedules of non-cash flow investing and financing activities:
Dividends accrued	$366	$366
Acquisition of interest in SIG (Note 12)	$250	$-
Abandonment of leased asset and cancellation of lease	$411	$-
Deposits applied to acquisition of property, plant and equipment	$-	$210
Property, plant and equipment acquired through capital leases	$-	$88

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar and share amounts in thousands, except per share data)

Note 1 – Basis of Presentation:

Southwall Technologies Inc., including its wholly owned subsidiaries, Southwall Europe GmbH, Southwall IG Holdings, Inc., Southwall Insulating Glass, LLC (“SIG”) and Crown Operations International, LLC, are hereafter referred to as the “Company,” “Southwall,” “Registrant,” “We,” “Our” or “Us.”

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

Note 2 – Fair Value Measurements:

The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities using available market information and valuation methodologies considered to be appropriate and has determined that the book value of those instruments at September 30, 2010 approximates fair value.

Based on borrowing rates currently available to the Company for debt and capital lease obligations with similar terms, the carrying value of our term debt and capital lease obligations approximates fair value.

Index

Southwall invests its cash primarily in money market funds.  We utilize the market approach to measure fair value of our financial assets.

Cash and cash equivalents are summarized as follows:

	September 30, 2010
	Fair Value	Book Value
Money Market Funds, Level I	$10,347	$10,347
Certificates of Deposit, Level I	1,500	1,500
Total cash equivalents	11,847	11,847
Cash	3,726	3,726
Total cash and cash equivalents	$15,573	$15,573

	December 31, 2009
	Fair Value	Book Value
Money Market Funds, Level I	$8,027	$8,027
Certificates of Deposit, Level I	1,750	1,750
Total cash equivalents	9,777	9,777
Cash	2,677	2,677
Total cash and cash equivalents	$12,454	$12,454

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  As of September 30, 2010, the Company did not have any Level 2 instrument valuations which were obtained from readily available pricing sources for comparable instruments or any Level 3 instruments without observable market values that would require a high level of judgment to determine fair value.

Note 3 – Inventories:

Inventories are stated at the lower of cost (determined by the average cost method) or market. Cost includes materials, labor and manufacturing overhead. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value. Such provisions are charged to cost of revenues.

At September 30, 2010 and December 31, 2009, inventories consisted of the following:

	September 30	December 31
	2010	2009
Raw materials	$2,723	$2,010
Work-in-process	391	1,176
Finished goods	1,577	1,336
	$4,691	$4,522

Index

Note 4 – Property, Plant and Equipment, net:

At September 30, 2010 and December 31, 2009, property, plant and equipment consisted of the following:

	September 30	December 31
	2010	2009
Land, buildings and leasehold improvements	$9,329	$8,015
Machinery and equipment	35,026	31,539
Furniture and fixtures	908	3,986
	45,263	43,540
Less – accumulated depreciation and amortization	(29,954)	(29,147)
	$15,309	$14,393

Note 5 – Net Income Per Common Share:

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

At September 30, 2010 and 2009, 938 and 2,411 outstanding options, respectively, were excluded from the dilutive net income per common share calculation, as they were anti-dilutive because the option prices were higher than the average market price during each of the nine month periods.

The Company has accrued a deemed dividend on preferred stock of $122 for each of the three month periods ended September 30, 2010 and 2009.  The dilutive effect of convertible securities shall be reflected in diluted net income per share by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator unless their effect is anti-dilutive.

Tables summarizing net income attributable to common stockholders, basic and diluted net income per common share, and weighted shares outstanding are shown below:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income attributable to common stockholders-basic	$948	$588	$5,078	$4,127
Add: Deemed dividend on preferred stock	122	122	366	366
Net income attributable to common stockholders-diluted	$1,070	$710	$5,444	$4,493

Weighted average common shares outstanding-basic	28,840	28,728	28,820	28,715
Dilutive effect of Series A preferred shares	4,893	4,893	4,893	4,893
Dilutive effect of stock options	2,601	1,064	2,392	477
Weighted average common shares outstanding - diluted	36,334	34,685	36,105	34,085

Basic net income per common share	$0.03	$0.02	$0.18	$0.14
Diluted net income per common share	$0.03	$0.02	$0.15	$0.13

Index

Note 6 – Product Reporting:

Southwall operates in one segment.  The total net revenues for the automotive glass, window film, architectural and electronic display / other product lines for the three month and nine month periods ended September 30, 2010 and 2009 were as follows:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Automotive glass	$4,849	$4,096	$14,736	$10,872
Window film	4,981	2,175	14,291	7,265
Architectural	2,246	2,243	5,249	5,043
Electronic display and other	122	86	193	250
Total net revenues	$12,198	$8,600	$34,469	$23,430

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three month and nine month periods ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Europe	$4,596	$3,521	$14,206	$10,015
Asia Pacific	4,423	3,210	13,313	6,670
United States	2,327	1,040	5,050	4,632
Rest of the world	852	829	1,900	2,113
Total net revenues	$12,198	$8,600	$34,469	$23,430

Note 7 – Commitments and Contingencies:

Commitments

The Company leases certain property and equipment as well as its facilities under noncancellable operating leases.  These leases expire at various dates through 2013.

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

As of September 30, 2010, the Company had unconditional purchase obligations to procure equipment of $173.

Credit Agreement with Wells Fargo Bank

In June 2010, we renewed our Credit Agreement with Wells Fargo Bank (“Bank”).  The Credit Agreement provides for a $3,000 revolving line of credit.  Advances under the line exceeding $1,500 will be limited to 80% of eligible accounts receivable.  The Company will not be eligible for additional borrowings if the Company’s consolidated cash balance falls below $3,500.  Amounts borrowed under the line of credit bear interest at either prime plus 0.75% or LIBOR plus 3.5%, determined at the discretion of the Company, and is annualized on the average daily financed amount outstanding.  All borrowings under the line of credit facility are collateralized by our assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements.

In August 2010, our Credit Agreement with the Bank was amended to provide for a $1,250 term loan, which was funded on September 2, 2010.  Amounts borrowed under the term loan are payable over 36 months in equal installments and bear interest at a fixed rate of 4.05%.  The Credit Agreement was further amended to provide covenants for tangible net worth and fixed charge coverage ratio.

As of September 30, 2010 the Company was in compliance with all financial covenants.

Index

Term Debt and Capital Lease Obligations

As of September 30, 2010, the Company's term debt and capital lease obligations consisted of the following:

Description	Rate		Term Debt Balance at September 30, 2010	Capital Lease Balance at September 30, 2010	Total Debt Balance at September 30, 2010	Due Over Next 12 Months	Balance at December 31, 2009
German bank loan dated May 12, 1999 (10 year)	6.13%		$-	$-	$-	$-	$6
German bank loan dated May 28, 1999 (20 year)	5.73	%(1)	3,062	-	3,062	340	3,403
German bank loan dated May 28, 2000 (10 year)	7.15%		-	-	-	-	254
Wells Fargo Bank dated September 2, 2010 (3 year)	4.05	%(2)	1,250	-	1,250	417	-
Total term debt			4,312	-	4,312	757	3,663

German bank financed lease dated June 1, 2008	7.518	%(3)	-	141	141	86	220
US financing agreement dated May 20, 2008	19.80	%(4)	-	265	265	157	382
Total capital leases			-	406	406	243	602

Less interest on capital leases			-	50	50	40	99

Total term debt and capital lease obligations			4,312	356	4,668	$960	4,166

Less current portion			757	203	960		808

Total term debt and capital lease obligations, non-current			$3,555	$153	$3,708		$3,358

(1) Interest rate was reset on September 16, 2009 to 5.73%.

(2) Interest rate is fixed at 4.05%.

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

Index

Note 8 – Stock-Based Compensation:

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 2007 Long Term Incentive Plan (“2007 Plan”) which authorizes the granting of up to 10,000 shares of common stock. Under the terms of the 2007 Plan, the Company can grant both Incentive Stock Options and Nonstatutory Stock Options.  Grants issued under the 2007 Plan vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the 2007 Plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise options within a period of three months after such termination of service occurs.  The 2007 Plan provides for longer expiration periods for employees who terminate, but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration will be extended anywhere from three months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct. As of September 30, 2010, there were 6,520 shares of common stock available for grant under the 2007 Plan.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Cost of sales	$4	$2	$10	$7
Research and development	29	17	74	49
Selling, general and administrative	135	85	349	238
Stock-based compensation expense before income taxes	168	104	433	294
Provision for income taxes	-	-	-	-
Net stock-based compensation expense	$168	$104	$433	$294

There were $25 and $42 of cash proceeds from the exercise of stock options for the three month periods ended September 30, 2010 and 2009, respectively.  The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows.

Index

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted during the three month and nine month periods ended September 30, 2010 and 2009, respectively:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Expected life (in years)	5.0	5.0	5.0	5.17
Risk-free interest rate	1.39%	2.39%	2.39%	2.00%
Volatility	103%	107%	103%	108%
Dividend	-	-	-	-
Per share weighted-average fair value at grant date	$1.34	$0.78	$1.24	$0.51

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

The Company has not in the past and does not plan to issue dividends in the future.

Stock option activity for the nine months ended September 30, 2010 was as follows:

	Weighted-Average Shares	Contractual Term Exercise Price	Weighted-Average Remaining Aggregate (in years)	Intrinsic Value

Outstanding at December 31, 2009	5,654	$0.78
Grants	1,119	$1.62
Exercises	(83)	$0.77
Forfeitures or expirations	(167)	$1.40
Outstanding at September 30, 2010	6,523	$0.91	6.79	$6,483
Vested and expected to vest at September 30, 2010	5,792	$0.88	6.54	$5,907
Exercisable at September 30, 2010	3,728	$0.79	5.50	$4,158

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e.: the difference between Southwall’s closing stock price on the last trading day of its third quarter of fiscal 2010 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2010.  This amount changes based on the fair market value of Southwall’s stock.  Total intrinsic value of options exercised was $52 and $77 for the three month and nine month periods ended September 30, 2010, respectively. Total fair value of options granted was $1,388 for the nine month period ended September 30, 2010.

As of September 30, 2010, $1,175 of total unrecognized compensation cost, net of forfeitures, related to stock options was expected to be recognized over a weighted-average period of approximately 3.01 years.

Index

Note 9 – Reserve for Sales Returns and Warranties:

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties based on experience. The activity in the reserve for sales returns and warranties account during the nine month periods ended September 30, 2010 and 2009 was as follows:

	Balance at December 31, 2008	Provision	Utilized	Balance at September 30, 2009
Reserve for sales returns and warranty	$1,321	$(215)	$(372)	$734

	Balance at December 31, 2009	Provision	Utilized	Balance at September 30, 2010
Reserve for sales returns and warranty	$607	$866	$(393)	$1,080

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

The components of comprehensive income for the three month and nine month periods ended September 30, 2010 and 2009, respectively, were as follows:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net income	$948	$710	$5,292	$4,493
Interest Rate Swap Instrument	(9)	-	(9)	-
Foreign currency translation adjustment	1,116	501	(601)	295
Comprehensive income	$2,055	$1,211	$4,682	$4,788

Note 11 - Income Tax:

The Company recorded an income tax provision of $959 and $174 in the nine months ended September 30, 2010 and 2009, respectively.  The effective tax rate was 15.0% and 3.7% for the nine months ended September 30, 2010 and 2009, respectively.  The company’s effective tax rate depends on various factors, such as tax legislation, the mix of domestic and international pre-tax income, research and development credits, foreign tax credits, share-based compensations and change in valuation allowance.

Based on management’s evaluation of all available evidence, both positive and negative, management believes that the Company is more likely than not be able to realize approximately $1,326 of its deferred tax assets.   Management has made this determination based on the ability to carryback future reversals of deductible temporary differences.  Accordingly, the Company included the effect of a change in the beginning-of-the-year balance of a valuation allowance in its estimated annual effective tax rate for the fiscal year 2010. As of September 30, 2010, approximately $1,271 of tax benefit related to the change in valuation allowance was recorded in the income from continuing operations.  Due to uncertainties related to future taxable income, the Company did not believe it was prudent, or more likely than not, to reverse an additional amount of valuation allowance at this time.  Management will continue to monitor the situation in future periods .

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of September 30, 2010, the Company identified and recorded unrecognized tax benefits in the amount of approximately $229, but no interest and penalties have been recorded due to the immaterial impact to financial statement.  Management does not expect material changes in the balance of unrecognized tax benefits will occur within the next twelve months

Index

Note 12 – Joint Venture:

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

Effective January 1, 2010, Sound Solutions had not paid the principal balance of $300 and was in default of the promissory note.  The $300, for which Sound Solutions had received equity consideration in SIG, was credited to Southwall IG Holdings, Inc.’s capital account in SIG; thereby increasing the Company’s equity ownership to 66.3%.  For the quarters ended June 30, 2010 (through May 20, 2010) and 2009, our share of SIG’s net losses of approximately $108 and $200, respectively, is included in “other income (expense), net” in the condensed consolidated statements of operations.  The Company incurred non-reimbursable expenses in the amount of approximately $70 and $66 in the quarters ended September 30, 2010 and 2009, respectively, related to the set up and operations of the joint venture, in accordance with the contractual terms of the joint venture agreement which is reflected in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

The Company provisionally determined the assets and liabilities of SIG based on fair values at May 20, 2010 using a weighted average valuation approach.  In accounting for the business combination, noncontrolling interest was assigned a fair value of $346.  The Company believes the goodwill realized was the result of a number of factors, including the following:  losses recognized during SIG’s development stage, expected growth opportunities, and the anticipated level of investment required to achieve those opportunities.  The allocation of the fair value related to valuation of assets acquired and liabilities assumed were as follows:

Goodwill	$1,488
Trade name	300
Customer relationships	250
Other intangibles	180
Net liabilities assumed	(693)
Total	$1,525

We do not expect the goodwill recognized to be deductible for income tax purposes.

Index

In September 2010, Southwall IG Holding, Inc. made contributions and acquired an additional 3% equity ownership in SIG.  On October 6, 2010, Southwall IG Holding, Inc. made contributions and acquired an additional 2% equity ownership in SIG

For the quarter ended September 30, 2010, SIG revenues and loss included in the condensed income statement are $760 and ($523), respectively.  For the period from May 21, 2010 through September 30, 2010, SIG revenues and loss included in the condensed income statement are $1,193 and ($644).

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

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net revenues	$12,198	$9,442	$35,486	$25,797
Net income attributable to Southwall	$589	$491	4,044	$3,996

Note 13 – Acquisition of Crown Operations International

On August 30, 2010, Crown International Acquisition Company, LLC, a wholly owned subsidiary of Southwall Technologies, Inc., acquired the operating assets of Crown Operations International, Ltd. (“Crown Operations”), for $3,302 in cash.  Subsequent to the acquisition of Crown Operations, Crown International Acquisition Company, LLC changed its name to Crown Operations International, LLC (“COI”).  Crown Operations is an interlayer converting and laminating facility.  The assets purchased include a 22,000 sq. ft. manufacturing facility, situated on approximately four acres of land, and converting equipment located in Sun Prairie, Wisconsin.  The Company provisionally determined the assets and liabilities of Crown Operations based on fair values at August 30, 2010 using a weighted average valuation approach.  The Company believes the goodwill realized was the result of a number of factors, including the expected growth opportunities and the vertical integration of a key vendor.  The allocation of the fair value related to valuation of assets acquired and liabilities assumed were as follows:

Land and building	$1,650
Equipment and other tangible personal property	726
Customer relationships	170
Unpatented technology / trade secrets	190
Other intangible assets	30
Goodwill	350
Net Working Capital	186
Total	$3,302

We expect the goodwill recognized to be deductible for income tax purposes.

For the quarter ended September 30, 2010, COI revenues and profit included in the condensed income statement are $83 and $38, respectively.

Index

The unaudited pro forma financial information in the table below summarizes the combined results of the Company and Crown Operations as though the companies were combined as of the beginning of 2009.  The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of 2009.

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net revenues	$12,322	$8,787	$35,005	$24,034
Net Income	$1,095	$1,052	5,930	$5,184

Note 14 – Total Equity

A summary of the changes in equity for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine Months Ended September 30,
	2010			2009
	Southwall Stockholders’ Equity	Noncontrolling Interest	Total Equity	Southwall Stockholders’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$22,343	$-	$22,343	$16,598	$-	$16,598
Fair market value of NCI of acquired entity	-	346	346	-	-	-
Acquire NCI	(18)	18	-	-	-	-
Stock-based compensation	433	-	433	294	-	294
Stock option exercise	64	-	64	42	-	42
Dividend accrual on Series A Preferred Stock	(366)	-	(366)	(366)	-	(366)
Total comprehensive income	4,834	(152)	4,682	4,788	-	4,788
Equity, end of period	$27,290	$212	$27,502	$21,356	$-	$21,356

Note 15 – Gain on Settlement of Contingency:

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

Index

Note 16 – Recent Accounting Pronouncements:

Since December 31, 2009, there are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note 17 – Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events have occurred since the quarter ended September 30, 2010 that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands):

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors”, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

Forward Looking Statements

Cautionary Statement For the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

As used in this report, the terms "we," "us," "our," "Southwall" and the "Company" mean Southwall Technologies Inc. and its subsidiaries, unless the context indicates another meaning. This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 that are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, or similar terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include, without limitation, statements relating to:

•	our strategy, expected future operations and financial plans;

Index

•	our revenue expectations and potential financial results;

•	the revenue expectations and potential financial results of Southwall Insulating Glass, LLC;

•	impact of current economic conditions on our business;

•	the continued trading of our common stock on the Over-the-Counter Bulletin Board Market;

•	future applications of thin film coating technologies;

•	our development of new technologies and products and integration;

•	the properties and functionality of our products;

•	our projected need for additional borrowings and future liquidity;

•	our ability to implement and maintain effective internal controls and procedures;

•	the size of and the markets into which we sell or intend to sell our products;

•	our intentions to pursue strategic alliances, acquisitions and business transactions;

•	the possibility of patent and other intellectual property infringement;

•	our opinions regarding energy consumption and the loss of energy through inefficient glass;

•	pending and threatened litigation and its outcome;

•	our competition and our ability to compete in the markets we serve; and

•	our projected capital expenditures.

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

Index

Our customers were not immune to the global economic downturn of 2009.  We believe both the architectural and automotive industries experienced material sales declines, which negatively impacted our financial results in 2009 and into 2010.

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

Effective January 1, 2010, Sound Solutions had not paid the principal balance of $300 and was in default of the promissory note.  The $300, for which Sound Solutions had received equity consideration in SIG, was credited to Southwall IG Holdings, Inc.’s capital account in SIG; thereby increasing the Company’s equity ownership to 66.3%.  For the quarters ended June 30, 2010 (through May 20, 2010) and 2009, our share of SIG’s net losses of approximately $108 and $200, respectively, is included in “other income (expense), net” in the condensed consolidated statements of operations.  The Company incurred non-reimbursable expenses in the amount of approximately $70 and $66 in the quarters ended September 30, 2010 and 2009, respectively, related to the set up and operations of the joint venture, in accordance with the contractual terms of the joint venture agreement which is reflected in selling, general and administrative expenses in the condensed consolidated statements of operations.

On May 20, 2010, the joint venture agreement was amended allowing Southwall IG Holding, Inc. to make additional cash contributions to the joint venture.  In order to acquire an additional 8.7% to obtain 75% equity ownership, the Company relinquished $256 of value allowing Sound Solutions to maintain a 25% equity interest in SIG.  This transaction triggered a business combination event which resulted in the consolidation of total assets and liabilities of SIG resulting in a gain of $706, which was recorded in other income (expense) net, to adjust the equity interest in SIG to a fair value of $919 before the acquisition date.  In September 2010, Southwall IG Holding, Inc. made contributions and acquired an additional 3% equity ownership in SIG.  On October 6, 2010, Southwall IG Holding, Inc. made contributions and acquired an additional 2% equity ownership in SIG.

On August 30, 2010, Crown International Acquisition Company, LLC, a wholly owned subsidiary of Southwall Technologies, Inc., acquired the operating assets of Crown Operations International, Ltd. (“Crown Operations”), for $3,302 in cash.  Subsequent to the acquisition of Crown Operations, Crown International Acquisition Company, LLC changed its name to Crown Operations International, LLC.  Crown Operations is an interlayer converting and laminating facility.  The assets purchased include a 22,000 sq. ft. manufacturing facility, situated on approximately four acres of land, and converting equipment located in Sun Prairie, Wisconsin.

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

Our three largest customers in the automotive glass and window film market, and architectural glass markets include: Saint Gobain Sekurit, Pilkington PLC and Solutia Inc., formerly GlobaMatrix Holdings Pte. Ltd., which collectively accounted for approximately 69% and 60% of our total revenues during the first nine months of 2010 and 2009, respectively.

Under our agreement with Solutia Inc., as amended, Solutia Inc. agreed to a 2004 minimum purchase commitment of $9,000 of product. For each year after 2004 through the term of the contract, Solutia Inc. contracted to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year.

Index

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. As of September 30, 2010, our sales returns provision was approximately 2.5% of our gross revenues over a rolling twelve month period. From 2005 to 2009, our sales returns provision has averaged approximately 2.7% of gross revenues.

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

We believe there have been no significant changes during the first nine months of fiscal 2010 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2009 Form 10-K.

Three Months Ended September 30, 2010 compared with Three Months Ended September 30, 2009

Results of Operations

Net revenues. Our net revenues for the quarter ended September 30, 2010 were $12,198, an increase of $3,598 or 42% compared to $8,600 for the same period ended September 30, 2009 primarily due to the recovery from the global economic downturn in 2008 and 2009.

Net revenues in the automotive market increased by $753, or 18%, to $4,849 compared to $4,096 for the third quarters ended September 30, 2010 and 2009, respectively. The increase was primarily due to increased demand by several of our large customers.

Window film net revenues increased by $2,806, or 129%, to $4,981 from $2,175 for the third quarters ended September 30, 2010 and 2009, respectively.  This was primarily due to increased overall demand for the window film business.

Architectural net revenues remained flat at $2,246 compared to $2,243 for the third quarters ended September 30, 2010 and 2009, respectively.  This was primarily due to decreased worldwide demand offset by sales generated through SIG.

Cost of revenues.  Cost of revenues increased $2,023, or 42%, to $6,890 compared with $4,867 for the third quarters ended September 30, 2010 and 2009, respectively.  This was primarily due to higher variable costs in the third quarter of 2010 as compared to the third quarter of 2009 to support the increased sales demand and consolidation of SIG.

Index

Gross profit. Our gross profit increased $1,575, or 42%, to $5,308 compared with $3,733 for the third quarters ended September 30, 2010 and 2009, respectively.  As a percentage of sales, gross profit increased to 44% compared to 43% for the third quarters ended September 30, 2010 and 2009, respectively.  This was primarily due to more effective absorption of fixed costs resulting from a 20% increase in production volume offset slightly by consolidation of SIG.

Operating expenses

Research and development. Research and development expenses increased $253, or 33%, to $1,024 compared with $771 for the third quarters ended September 30, 2010 and 2009.  This was primarily due to increased research and development activities in new technologies.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses increased $812, or 41%, to $2,772 compared to $1,960 for the third quarters ended September 30, 2010 and 2009, respectively. This increase was primarily due to the consolidation of SIG and COI and higher legal and consulting expenses in the third quarter of 2010.

Income from operations.  Income from operations increased $510 to an operating income of $1,512 compared to operating income of $1,002 for the third quarters ended September 30, 2010 and 2009, respectively.  This increase was primarily due to higher sales and production volumes.

Interest expense, net. Interest expense, net decreased $254, or 79%, to $67 compared to $321 for the third quarters ended September 30, 2010 and 2009, respectively.  The decrease in net interest expense was primarily due to the recognition of interest expense on the Pilkington settlement in the third quarter 2009 and reduction in total debt outstanding from the third quarter 2009 to the third quarter 2010.

Other income (expense), net.   For the quarter ended September 30, 2009, the other income (expense), net of $12 expense is primarily comprised of foreign exchange gains relating to transactions with foreign customers that were denominated in foreign currencies, principally the Euro offset by $148, representing our 50% share of net losses incurred SIG.

For the quarter ended September 30, 2010, the other income (expense), net of $560 income is from foreign exchange gains relating to transactions with foreign customers that were denominated in foreign currencies, principally the Euro, of $556.

Income before provision for income taxes.  Pre-tax income increased $1,312 to $2,005 in the third quarter of 2010 compared to $693 for the third quarter ended September 30, 2009. This increase was primarily due to increase in income from the higher sales and production volumes and the benefit of foreign exchange gains relating to transactions with foreign customers that were denominated in foreign currencies, principally the Euro.

Provision for income taxes. The Company recorded an income tax provision of $959 and $174 in the nine months ended September 30, 2010 and 2009, respectively.  The effective tax rate was 15.0% and 3.7% for the nine months ended September 30, 2010 and 2009, respectively.  The company’s effective tax rate depends on various factors, such as tax legislation, the mix of domestic and international pre-tax income, research and development credits, foreign tax credits, share-based compensations and change in valuation allowance.

Based on management’s evaluation of all available evidence, both positive and negative, management believes that the Company is more likely than not be able to realize approximately $1,326 of its deferred tax assets.   Management has made this determination based on the ability to carryback future reversals of deductible temporary differences.  Accordingly, the Company included the effect of a change in the beginning-of-the-year balance of a valuation allowance in its estimated annual effective tax rate for the fiscal year 2010. As of September 30, 2010, approximately $1,271 of tax benefit related to the change in valuation allowance was recorded in the income from continuing operations.  Due to uncertainties related to future taxable income, the Company did not believe it was prudent, or more likely than not, to reverse an additional amount of valuation allowance at this time.  Management will continue to monitor the situation in future periods.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of September 30, 2010, the Company identified and recorded unrecognized tax benefits in the amount of approximately $229, but no interest and penalties have been recorded due to the immaterial impact to financial statement.  Management does not expect material changes in the balance of unrecognized tax benefits will occur within the next twelve months

Index

Net loss attributable to noncontrolling interest.  Net loss attributable to noncontrolling interest in 2010 is related to the consolidation of SIG upon acquisition of a controlling interest during the second quarter of 2010.

Deemed dividend on preferred stock. We accrued $122 of deemed dividend on preferred stock in each of the third quarters of 2010 and 2009, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

Nine Months Ended September 30, 2010 compared with Nine Months Ended September 30, 2009

Results of Operations

Net revenues. Our net revenues for the nine months ended September 30, 2010 were $34,469, an increase of $11,039 or 47% compared to $23,430 for the same period ended September 30, 2009 primarily due to recovery from the global economic downturn in 2008 and 2009.

Net revenues in the automotive market increased by $3,864, or 36%, to $14,736 compared to $10,872 for the nine months ended September 30, 2010 and 2009, respectively. The increase was primarily due to increased demand by several of our large customers.

Window film net revenues increased by $7,026, or 97%, to $14,291 from $7,265 for the nine month periods ended September 30, 2010 and 2009, respectively.  This was primarily due to increased overall demand for the window film business.

Architectural net revenues increased by $206, or 4%, to $5,249 from $5,043 for the nine month periods ended September 30, 2010 and 2009, respectively.  This was primarily due to decreased worldwide demand offset by sales generated through SIG.

Cost of revenues.  Cost of revenues increased $4,995, or 37%, to $18,549 compared with $13,554 for the nine month periods ended September 30, 2010 and 2009, respectively.  This was primarily due to higher variable costs in 2010 as compared to 2009 as manufacturing volume increased to support the increased sales demand, the consolidation of SIG and smaller inventory reserve charge in 2010 compared to 2009.

Gross profit. Gross profit increased $6,044, or 61%, to $15,920 compared with $9,876 for the nine month periods ended September 30, 2010 and 2009, respectively.  As a percentage of sales, gross profit increased to 46% compared to 42% in the nine months ended September 30, 2009. This was primarily due to more effective absorption of fixed costs as production volume grew by 47%.

Index

Operating expenses

Research and development. Research and development expenses increased $490 or 23% to $2,608 compared with $2,118 for the nine month periods ended September 30, 2010 and 2009, respectively due to increased research and development activities in new technologies.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of corporate and administrative overhead, selling commissions and occupancy costs. Selling, general and administrative expenses increased $1,228 or 21%, to $7,038 compared to $5,810 for the nine months period ended September 30, 2010 and 2009, respectively. This increase was primarily due to higher sales and marketing costs, increased bad debts expense, higher consulting and legal expenses and general and administrative expenses due to the consolidation of SIG and COI.  Additionally, 2009 expenses included a reserve for the Pilkington settlement.

Income from operations.  Income from operations increased $4,326 to an operating income of $6,274 compared to operating income of $1,948 for the nine month periods ended September 30, 2010 and 2009, respectively.  This increase was primarily due to higher sales and production volumes.

Interest expense, net. Interest expense decreased $267 to $225 compared to $492 for the nine month periods ended September 30, 2010 and 2009, respectively.  This reduction in net interest was primarily due to the reduction in total debt outstanding in 2010 compared to 2009.

Other income (expense), net.   For the nine months ended September 30, 2009, the other income (expense), net of $3,211 income is primarily comprised of a gain associated with the reversal of a $2,359 liability related to settlement of the 2004 Matrix debt agreement and a final royalty payment of $500 on the Sunfilm settlement.  Additionally, we recognized a net gain of $346 from the sale of precious metal targets remaining after our Palo Alto, California manufacturing facility was closed and moved to Germany.  These targets had been previously expensed in 2006.  These non-recurring gains were offset by our 50% share of net losses incurred by SIG of $405.

For the nine months ended September 30, 2010, the other income (expense), net of $202 income is comprised of recognizing a gain of $706 resulting from the acquisition of controlling interest in SIG offset by our 66.3% share of net losses incurred by SIG of $333 and a foreign exchange gain, relating to transactions with foreign customers that were denominated in foreign currencies, principally the Euro, of $210.

Income before provision for income taxes.  Pre-tax income increased $1,584 to $6,251 in the nine month period ended September 30, 2010 compared to $4,667 for the nine month period ended September 30, 2009. This increase was primarily due to the non-recurring gains recorded in other income (expense) in the first nine months of 2009 from the reversal of the long term reserve associated with Matrix lease settlement, final payment on the Sunfilm settlement and sale of precious metal targets offset by the increase in income from the higher sales and production volume.

Provision for income taxes. The Company recorded an income tax provision of $959 and $174 in the nine months ended September 30, 2010 and 2009, respectively.  The effective tax rate was 15.0% and 3.7% for the nine months ended September 30, 2010 and 2009, respectively.  The company’s effective tax rate depends on various factors, such as tax legislation, the mix of domestic and international pre-tax income, research and development credits, foreign tax credits, share-based compensations and change in valuation allowance.

Based on management’s evaluation of all available evidence, both positive and negative, management believes that the Company is more likely than not be able to realize approximately $1,326 of its deferred tax assets.   Management has made this determination based on the ability to carryback future reversals of deductible temporary differences.  Accordingly, the Company included the effect of a change in the beginning-of-the-year balance of a valuation allowance in its estimated annual effective tax rate for the fiscal year 2010. As of September 30, 2010, approximately $1,271 of tax benefit related to the change in valuation allowance was recorded in the income from continuing operations.  Due to uncertainties related to future taxable income, the Company did not believe it was prudent, or more likely than not, to reverse an additional amount of valuation allowance at this time.  Management will continue to monitor the situation in future periods.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of September 30, 2010, the Company identified and recorded unrecognized tax benefits in the amount of approximately $229, but no interest and penalties have been recorded due to the immaterial impact to financial statement.  Management does not expect material changes in the balance of unrecognized tax benefits will occur within the next twelve months

Index

Net loss attributable to noncontrolling interest.  Net loss attributable to noncontrolling interest in 2010 is related to the consolidation of SIG upon acquisition during the second quarter of 2010.

Deemed dividend on preferred stock. We accrued $366 of deemed dividend on preferred stock in each of the nine month periods of 2010 and 2009, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories, for debt repayments and capital expenditures. We believe that because of the production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents increased $3,119 from $12,454 at December 31, 2009 to $15,573 at September 30, 2010.  The increase in cash is primarily due to net income and obtaining a term loan offset by payments for capital expenditures, acquisition of assets of Crown Operations International and debt and capital lease obligations.

Specifically, cash provided by operating activities of $6,675 for the first nine months of 2010 was primarily the result of net income of $5,292, non-cash depreciation of $1,989, non-cash stock compensation expense of $433, a decrease in inventory of $207 and an increase in accounts payable and accrued liabilities of 1,532 partially offset by non-cash gain acquisition of controlling interest in SIG of $706, an increase in other current and non-current assets of $240 and an increase in deferred taxes of $1,334.

Cash used in investing activities for the first nine months of 2010 of $4,657 was the result of acquiring the assets of Crown Operations of $3,302 and a controlling interest in SIG of $195 and capital expenditures of $1,160.

Cash provided by financing activities for the first nine months of 2010 of $1,090 was primarily related to proceeds from term loan with Wells Fargo Bank of $1,250, receipt of investment credit from the German government of $376 and proceeds from stock option exercises of $63 partially offset by scheduled payments of $599 of other term debt and capital lease obligations.

Index

Borrowing arrangements

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

Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is June 2011.  Although we expect to renew the credit line, we can provide no assurance that we will be successful in obtaining a new or replacement credit facility due to restrictive credit markets.  As of September 30, 2010, we had no balance outstanding on our line of credit, and we were in compliance with all covenants under the Credit Agreement.  The foregoing does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement, and the transactions contemplated thereby or a complete explanation of material terms thereof.

In August 2010, our Credit Agreement with the Bank was amended to provide for a $1,250 term loan, which was funded on September 2, 2010.  Amounts borrowed under the term loan are payable over 36 months in equal installments and bear interest at a fixed rate 4.05%.  The Credit Agreement was further amended to provide covenants for tangible net worth and fixed charge coverage ratio.

Borrowing Arrangements with German Banks

Our borrowing arrangements with various German banks as of September 30, 2010 are described in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements (Item 1. “Financial Statements”) set forth herein. We are in compliance with all of the covenants of the German bank loans and capital leases, and we have classified $419 and $2,776 outstanding under the German bank loans and capital leases as a short-term liability and long-term liability, respectively, at September 30, 2010.

As of September 30, 2010, we were in compliance with all financial covenants under all financial instruments.

Capital expenditures

We expect to spend approximately $1,900 in 2010 on upgrades and refurbishment of our production machines and research and development tools, including investment in assets for SIG. We spent approximately $1,160 in capital expenditures during the first nine months of 2010.

Index

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating and capital leases and other non-cancelable contractual commitments were as follows at September 30, 2010:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Contractual Obligations:
Term debt (1)	$4,312	$757	$1,514	$680	$1,361
Capital lease obligations (1)	356	203	153	-	-
Term debt and capital lease obligation interest (1)	902	241	310	195	156
Other obligations (2)	2,813	-	-	-	2,813
Operating leases (3)	1,295	656	639	-	-
Total Contractual Cash Obligations	$9,678	$1,857	$2,616	$875	$4,330

(1)	Represents the principal and interest allocations of loan and capital lease agreements with Varilease Finance Inc. and several German Banks and Wells Fargo Bank.

(2)	Represents accumulated dividends on Series A Preferred Stock (greater than five years).

(3)	Represents the remaining rents owed on buildings we rent in Palo Alto, California, and Chicago, Illinois.

As of September 30, 2010, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.   In 2010, the monthly rent payments are $39 and will increase annually at a rate of 3% through the expiration of the lease.

As of September 30, 2010, we had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  The monthly rent payments for this facility are $4.

As of September 30, 2010, we had a lease obligation for 75,640 square feet at 4404 W. Ann Lurie Place, Chicago, IL 60632.  The monthly rent payments for this facility are $20, which increases to $25 in April 2011, $26 in October 2011, and increases thereafter annually at a rate of 3.6% through the expiration of the lease.

Index

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk: The interest rate on one of our German loans was reset to the prevailing market rate of 5.73% in September 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would have had an immaterial effect on our interest expense for the nine month period ended September 30, 2010.

Investment risk: We invest our excess cash in money market accounts and, by practice, make every effort to limit the amount of exposure by investing with strong, well-known institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest income in the nine month period ended September 30, 2010.

Foreign currency risk: International revenues (defined as sales to customers located outside of the United States) accounted for approximately 81% of our total sales in the third quarter of 2010. Approximately 38% of our international revenues were denominated in Euros in the third quarter of 2010. The remaining 62% of our international sales were denominated in US dollars.  In addition, certain transactions with foreign suppliers are denominated in foreign currencies. The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $466 on net revenues and $493 on expenses for the third quarter of 2010.

Item 4 – Controls and Procedures

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

(b)
Changes in Internal Controls.  There were no changes during the three month period ended September 30, 2010 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

PART II – OTHER INFORMATION

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

Item 1A – Risk Factors

The following information updates should be read in conjunction with the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 25, 2010.

Financial Risks

There have been no significant changes in financial risk factors for the nine month period ended September 30, 2010.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Operational Risks

There have been no significant changes in operational risk factors for the nine month period ended September 30, 2010.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Market Risks

There have been no significant changes in market risk factors for the nine month period ended September 30, 2010.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 5 – Other Information

None.

Index

Item 6 – Exhibits

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

Dated:	November 12, 2010
Southwall Technologies Inc.

		By:	/s/ Dennis F. Capovilla
Dennis F. Capovilla
Chief Executive Officer

		By:	/s/ Mallorie Burak
Mallorie Burak
Vice President and Chief Accounting Officer