Form 10-K
period 2010-12-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2011-03-29
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
     (Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2010

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
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2010 (based upon the closing sales price of the Common Stock on the Over-the-Counter Bulletin Market on such date) was $18,936,205.  For purposes of this disclosure, Common Stock held by stockholders whose ownership exceeds five percent of the Common Stock outstanding as of June 30, 2010, and Common Stock held by officers and directors of the registrant has been excluded because such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

The number of shares of the registrant's Common Stock outstanding on March 21, 2011 was 5,811,868 (after giving effect to the one-for-five reverse stock split, which became effective on March 9, 2011).

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part III

Portions of the Registrant’s Proxy Statement
for the Annual Meeting of Stockholders to
be held May 11, 2011

SOUTHWALL TECHNOLOGIES INC.
2010 ANNUAL REPORT ON FORM 10-K

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

As used in this report, the terms "we," "us," "our," "Southwall" and the "Company" mean Southwall Technologies Inc. and its subsidiaries, unless the context indicates another meaning. This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 that are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, or similar terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include, without limitation, statements relating to:

•	our strategy, expected future operations and financial plans;

•	our revenue expectations and potential financial results;

•	the impact of current economic conditions on our business;

•	future applications of thin film coating technologies;

•	our development of new technologies and products;

•	the properties and functionality and benefits of our products;

•	our projected need for additional borrowings, and future liquidity and expectation to renew our line of credit;

•	our ability to implement and maintain effective internal controls and procedures;

•	the size of and the markets into which we sell or intend to sell our products;

•	our intentions to pursue strategic alliances, acquisitions and business transactions;

•	the possibility of patent and other intellectual property infringement;

•	our opinions regarding energy consumption and the loss of energy through inefficient glass;

•	our competition and our ability to compete in the markets we serve;

•	our projected capital expenditures; and

•	our research and development grant funding and expenditures.

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

XIR®, XUV®, Triangle Design®, Superglass®, Heat Mirror®, California Series®, Solis®, ETCH-A-FLEX®, and Southwall® are registered trademarks of Southwall. V-KOOL® is a registered trademark of Solutia. All other trade names and trademarks referred to in this Annual Report on Form 10-K are the property of their respective owners.

PART I
(dollar amounts in thousands, except per share data)

ITEM 1. BUSINESS

Overview

Southwall is a provider of energy efficiency products. We develop and manufacture high performance films and glass products that improve energy efficiency in architectural and automotive glass applications.  Founded in response to the oil embargo of 1973, Southwall has approximately 35 years of experience and commercial adoption of its products worldwide.  Our products are designed to enable our green building and transportation customers to increase the amount of glass used in their designs while decreasing carbon emissions and reducing the amount of oil and electricity used in the heating and cooling of buildings and vehicles.

Developments in 2010

In 2010, our net revenues were $45,017, a 40% increase from net revenues of $32,103 in 2009, primarily due to increased demand in the window film and the automotive film markets, which resulted from higher sales of automobiles in 2010.

In 2010, we acquired a controlling interest in Southwall Insulating Glass, LLC (“Southwall Insulating Glass” or “SIG”), a joint venture between our wholly-owned subsidiary Southwall IG Holdings Inc. and Sound Solutions Windows & Doors, LLC (“Sound Solutions").  On April 8, 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc., entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC (“Sound Solutions”), creating SIG, which manufactures insulated glass units for the domestic market to further expand the market for our Heat Mirror product.  As of December 31, 2009, Southwall IG Holdings, Inc. had a 50% investment in SIG.  In 2009, Southwall IG Holdings, Inc. advanced a total of $300, in the form of a promissory note, to Sound Solutions.  Pursuant to the terms of the promissory note dated May 11, 2009, the principal and accrued interest was due and payable to Southwall IG Holdings, Inc. by January 1, 2010.  Under terms of the note, in the event of default, the outstanding principal was to be paid in the form of a credit to the Southwall IG Holdings, Inc. capital account.

Effective January 1, 2010, Sound Solutions had not paid the principal balance of $300 and was in default of the promissory note.  The $300, for which Sound Solutions had received equity consideration in SIG, was credited to Southwall IG Holdings, Inc.’s capital account in SIG; thereby increasing our equity ownership to 66.3%.

On May 20, 2010 the joint venture agreement was amended, allowing Southwall IG Holdings, Inc. to make additional cash contributions to the joint venture.  In order to acquire an additional 8.7% to obtain 75% equity ownership, Southwall IG Holdings, Inc. relinquished $256 of the amount owed to it from Sound Solutions, and Sound Solutions maintained a 25% equity interest in SIG.

As a result of our acquisition of a controlling interest in SIG in May 2010, we now operate in two segments:  film, which includes our development and manufacture of thin film coatings on flexible substrates, and glass, which includes the production and sale of insulated glass units through Southwall Insulating Glass.  Since we did not acquire a controlling interest in SIG until May 2010, there is no information for the years ended December 31, 2009 and 2008 for comparison purposes.  Prior to the year ended December 31, 2010, we operated only in one segment.  Selected financial data for each segment can be found in Note 8, Segment Reporting, to the accompanying consolidated financial statements.

On August 23, 2010, our newly-formed, wholly-owned subsidiary, Crown International Acquisition Company, LLC, purchased substantially all of the assets of Crown Operations International, LTD (“Crown Operations”).  Crown Operations is a Wisconsin-based processor of high performance, heat reflective interlayers that improve the energy efficiency of laminated glass in buildings, homes and cars.  The assets acquired include, primarily, a 22,000 sq ft manufacturing facility, situated on four acres of land, and converting equipment located in Sun Prairie, Wisconsin.  The purchase price was $3,302, consisting of $2,052 in cash and the $1,250 in term debt.

We expect the acquisition of these assets to provide additional integration and improvement of our production processes enabling us to bring new, energy-saving interlayer products to the market.  We also believe that Crown Operations’ laminating and converting capabilities simplify material logistics and facilitate the adoption of high performance interlayers by our customers for volume production.   We now can provide a complete interlayer solution from encapsulation through converting in furtherance of our goal of making it easier for manufacturers to integrate Southwall's XIR heat-reflective film into their architectural and automotive laminated glass products.

Recent Events

On March 9, 2011, we completed a 1-for-5 reverse stock split of our common stock, pursuant to previously obtained stockholder approval on May 12, 2010.  The reverse stock split reduced the number of shares of our common stock issued and outstanding from approximately 28.8 million to approximately 5.8 million.  In connection with the reverse stock split, we also reduced the number of our authorized shares of common stock from 50 million to 10 million to reflect the reverse stock split ratio.  All share and per share amounts herein are presented on a post-reverse stock split basis, other than the consolidated balance sheet at December 31, 2009 and the consolidated statements of stockholders’ equity for the years ended December 31, 2007 through December 31, 2009.

In 2010, we were awarded a three-year grant of $1,445 from the U.S. Department of Energy to develop advanced technologies aimed at making homes and buildings more energy efficient. We have used and will continue to use the funding to accelerate development of higher performance and lower cost Heat Mirror low-emissivity and solar-reflective films and multi-cavity, suspended-film insulating glass technology to enable the broad commercialization of "super-insulating" R-10 windows.

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

Industry Background

We service two large and diverse markets: Architectural (comprised of commercial and residential “green building”) and Automotive. These markets, while seemingly quite different, have common requirements that are well suited for our high performance films and glass products. First, both markets are glass intensive, together accounting for 96 percent (50 metric tons or 6.3 billion square meters) of worldwide flat glass consumption. Second, we believe that both markets will increasingly require higher energy efficiency as rising oil prices, governmental regulation and growing consumer awareness of climate change drive our customers to seek higher performing energy-saving technologies. While renewable energy technologies hold great long-term promise, energy efficiency technologies such as ours are available today to address the immediate challenge. Lastly, glass often causes energy efficiency issues in buildings, homes and vehicles. Our proven energy efficiency products can represent immediate solutions for our customer’s near-term design initiatives.

We believe that our thin film sputter coating technologies, proprietary process innovations and forward-verticalization strategy to provide value-add beyond coated film, provide differentiated product performance and favorable operating efficiencies, enabling us to compete in these growing markets with solutions that we believe can have an immediate and dramatic impact on saving energy and reducing carbon emissions.

Markets/Products

Architectural Films and Glass

Glass use, as a percentage of the building envelope, continues to increase as architects look to harness the aesthetic appeal and natural daylighting benefits of glass.  Much of this increase has been enabled by improvements in low-emissivity (or “low-e”) coating technology, which was developed in response to increasing Energy Star® performance standards created to improve the energy efficiency of windows.

However, despite heavily insulated walls and ceilings and the increasing use of low-e coated glass, buildings account for a significant amount of the world’s total energy consumption and carbon emissions.  According to the Energy Information Administration’s (“EIA”) 2010 Annual Energy Outlook, buildings in the United States account for 38 percent of total carbon emissions, 72 percent of electricity consumption, and 54 percent of natural gas consumption.  The U.S. Environmental Protection Agency (“EPA”) also estimates that windows account for up to 25 percent of a typical house’s heating load in heating-dominated climates and up to 50 percent of the cooling load in cooling-dominated climates. As a result, the construction industry has been under increasing pressure from governmental agencies and other groups to further improve the energy efficiency of buildings and homes in general, and of windows in particular.

Over the last two decades, the glass industry has largely relied on advances in low-e coating technology to improve energy performance. However, we believe that low-e coating technology has reached a practical performance limit and that the industry must adopt new and innovative technologies, such as our coated films and multi-cavity insulating glass units that can provide the next level of energy saving performance.  Our technologies include the following:

•
Suspended films. Suspended films, sold under the Heat Mirror® brand have a variety of low-e coatings that enable a broad range of thermal insulation, solar heat rejection and visible light transmission performance to meet the diverse design requirements of the commercial and residential glazing markets.  One or more Heat Mirror coated films can be suspended in the airspace between the two pieces of glass of an insulating glass unit to create multiple insulating cavities, without increasing weight, to achieve center of glass insulating performance of up to R-20. We sell rolls of XIR film primarily to commercial glass fabricators who license our proprietary technology to produce high performance laminated glass primarily for their residential and commercial windows. We have developed proprietary technology to mount film inside an insulating glass unit which we license to the window fabricators. We have licenses with approximately 40 window fabricators in approximately 20 countries.

•
Laminated films. Laminated films, sold under the XIR® brand, have a variety of infrared (“IR”) reflective coatings that reduce the amount of the sun’s heat entering a building to lower air conditioning usage, improve occupant comfort and reduce interior fading. XIR coated film is laminated between two pieces of uncoated glass to create monolithic laminated glass with superior aesthetics and solar heat gain rejection. We sell rolls of XIR film primarily to fabricators of commercial laminated glass, who laminate the film between glass, using our proprietary technology, for windows in large commercial buildings, such as airports, offices and museums.  We sell to approximately 25 fabricators in approximately 15 countries for of this architectural film product.

•
Applied films.  Our Solis® metallic applied films and Ceramic applied films have a protective hard coat over a solar-control coating on one side and an adhesion layer on the other side that enables the film to be applied onto the surface of glass. There are aftermarket products that are applied to existing windows in buildings to reflect the sun’s heat and lower air conditioning (“AC”) use, improve occupant comfort and reduce interior fading.  Our aftermarket applied films are sold pursuant to an exclusive worldwide license contained in our distribution agreement with Solutia, Inc. and its subsidiaries under the V-KOOL®, Hüper Optik® and iQue® brands.

•
Insulating glass.  Southwall manufactures high performance insulating glass units directly through SIG. SIG licenses our proprietary Heat Mirror film-mounting technology to fabricate multi-cavity, suspended-film insulating glass units that it ships to residential and commercial window manufacturers. While we manufacture primarily Heat Mirror insulating glass units, we also fabricate dual-pane and triple-pane insulating glass to be a full-service supplier to our commercial and residential customers.

Automotive Films

Over the last 35 years, the total glass area used in vehicle models has increased by approximately 50 percent, and the average windshield size has increased by over 60 percent. With the introduction of large area rooflights in recent years, glass is being used increasingly as an exterior styling feature in addition to a means of providing the feeling of light and space within a vehicle. This larger glass area creates a growing challenge for automotive designers and engineers to maintain a comfortable cabin temperature by reducing the amount of IR heat from the sun entering the vehicle, without sacrificing visible light or fuel-efficiency through increased use of air conditioning.

According to the U.S. Department of Energy (“DOE”), approximately 230 million vehicles in the U.S. consume seven billion gallons of fuel annually to power AC, which is equivalent to 5.5 percent of the total domestic light-duty vehicle petroleum consumption.  Furthermore, AC use can increase fuel consumption of high-efficiency vehicles by as much as 35%. IR reflective glass has been offered since 1993 to improve passenger comfort, but more recently has been viewed by automotive original equipment manufacturers (“OEMs”) as an important technology to enable higher fuel efficiency and reduce emissions.

Southwall bonds an IR reflective coating onto clear polyethylene terephthalate (“PET”) film, which we sell under the XIR® film brand. This XIR coated film is available off-the-shelf to automotive glass manufacturers who laminate it with uncoated glass to create high-performance and cost-effective IR reflective glass for automotive OEM and aftermarket products. Such products enable automobile and truck manufacturers to use more glass, increase fuel efficiency by reducing the demand on a vehicle's AC system, as well as improve thermal comfort for passengers. XIR film is being used in over 26 million vehicles today to reduce AC power consumption by up to 20 percent and increases overall fuel efficiency by up to 5 percent while lowering emissions.

We offer two basic types of automotive film products:

•
Laminated films. Laminated films, sold under the XIR® brand, have a variety of IR-reflective coatings that reduce the amount of the sun’s heat entering a vehicle. XIR films are laminated between two pieces of uncoated glass by OEMs who produce windshields, sidelites, backlites and rooflites for sale to manufacturers of new cars and trucks and for replacement glass in the aftermarket. Coating flat glass and then bending it to match complex automobile designs is the method currently used by most windshield glass producers.  Our sputter coated, flexible films can be applied to windshields with different curvatures and can be incorporated into most in-line windshield production processes used by glass companies today. XIR film is being used in over 26 million vehicles today to reduce AC power consumption by up to 20 percent and increases overall fuel efficiency by up to 5 percent while lowering emissions.

•
Applied films.   Applied films have a protective hard coat over a solar-control coating on one side and an adhesion layer on the other side that enables the film to be applied to the surface of glass. These are aftermarket products that are applied to existing vehicle glass by authorized dealers to lower air conditioning usage, improve occupant comfort and reduce interior fading.  Our aftermarket applied films are sold pursuant to an exclusive worldwide license contained in our distribution agreement with Solutia, Inc. and its subsidiaries under the V-KOOL® and Hüper Optik® brands.

The following table summarizes the markets into which we sell our products, the primary applications and key features of our products, and representative customers for each of our product categories:

MARKET	PRODUCTS	APPLICATIONS	KEY FEATURES	REPRESENTATIVE CUSTOMERS
Architectural Film	Heat Mirror® film	OEM multi-cavity insulating glass for new and retrofit residential and commercial windows and doors	• Improves thermal insulation to R20 (cool in summer, warm in winter) • Transmits high visible light • Blocks UV	• Serious Materials • Eco Insulating Glass • Intigral • Sofraver SA
	XIR® film	OEM laminated glass for commercial buildings (windows, curtain walls, etc)	• Reflects solar heat (cool in summer) • Transmits high visible light • Blocks UV	• Shenzhen Kaisheng Building Materials • PFG Building Glass Ltd. • Procesadora de Jalisco SA
	Solis and Ceramic applied window films	Aftermarket install on existing residential and commercial window glass	• Reflects solar heat (cool in summer) • Transmits high visible light • Blocks UV	• Solutia, Inc. • Hüper Optik
Automotive Film	Infrared Reflective XIR 70 and XIR 75 films	OEM laminated windshields, sidelites windows, backlites and sunroofs	• Reflects solar heat (cool in summer) • Transmits high visible light • Blocks UV	• Saint Gobain Sekurit • Pilkington Plc • Guardian Llodio S.L. • Shatterprufe
	Solis applied window film	Aftermarket install on windshields, sidelites windows, backlites	• Reflects solar heat (cool in summer) • Transmits high visible light • Blocks UV	• Solutia, Inc. • Hüper Optik
Glass	Heat Mirror® multi-cavity insulating glass units; dual-pane insulating glass	Multi-cavity insulating glass for new and retrofit residential and commercial windows and doors	• Improves thermal insulation to R20 (cool in summer, warm in winter) • Transmits high visible light • Blocks UV	• Sound Solutions • Gilkey Windows • Architectural Window Systems

Technology

Nano-scale Thin film Coating

In the thin film sputtering process, a solid target and substrate are placed in a vacuum chamber. By adding a small amount of process gas, typically argon, to the chamber and negatively charging the target, the process gas is ionized and a plasma discharge is formed. The positively charged gas ions strike the solid target with enough force to eject atoms from its surface. The ejected target atoms condense on the substrate and a thin film coating is constructed atom by atom. By placing a magnet behind the target, the electrons in the ionized plasma are confined to a specific region on the target, enhancing the creation of ionized gas atoms and increasing the efficiency of the target atom ejection process. By using different targets and process gas, we can create a multi-layered coating, or stack.  The optical properties of the thin film stack are manipulated by adjusting the thickness and number of layers.

The advantages of our sputtering process include our ability to monitor the optical properties of the thin films in-situ and the high degree of uniformity control that we can achieve.

Applied Film Converting

In order to incorporate the coated spectrally selective film into an applied window film, additional processing is required.  This processing involves a film converting process that applies a scratch resistant hardcoat, two adhesive layers and a second thin layer of PET.  This material is then slit to proper widths and wound into individual customer ready rolls.  We currently outsource this process to a roll converter.

Encapsulation

The encapsulation process combines one or two sheets of polyvinyl butyral (“PVB”) with coated spectrally selective film to create a bi- or tri-layer laminate.  This laminate structure is referred to as a “Prelam”.  This is done through a proprietary web processing converting process.  A bi-layer assembly (supplied almost exclusively to auto glass producers) consists of one layer each of PVB and film. A tri-layer assembly consists of one film layer between two PVB layers.  Prelam material is conveniently wound in roll form and can be cut to virtually any width or length.

Film Based IGU Manufacturing

Insulating glass units (“IGUs”) are manufactured on a made to order basis on factory production lines. On the assembly line, spacers of specific thicknesses are cut and assembled into the required overall width and height dimensions and filled with desiccant. On a parallel line, glass panes are cut to size and washed to be optically clear. An adhesive sealant (polyisobutylene or “PIB” for short) is applied to the face of the spacer on each side and the panes pressed against the spacer. If the unit is gas filled with gas for higher insulating performance, two holes are drilled into the spacer of the assembled unit and hose line are attached to draw the air out of the space and replace it with the desired gas, typically argon or krypton. The lines are then removed and holes sealed to contain the gas. The more modern technique is to use an inline gas fill chamber, which eliminates the need to drill holes in the spacer. The units are then sealed on the edge side using typically polyurethane or silicone sealant or similar material to prevent humid outside air from entering the unit. The desiccant will remove traces of humidity from the air space so that no water appears on the inside faces of the glass panes facing the air space during cold weather.

The Heat Mirror IGU manufacturing process utilizes standard and custom glass fabrication equipment to assemble an IGU with Heat Mirror film suspended in the airspace, or cavity, between the glass to create a multi-cavity glazing unit.  In this proprietary process, the Heat Mirror film is assembled onto special frames, or spacers, utilizing PIB that functions as an adhesive during the assembly process and as an environmental sealant once the IGU is completed.  These frame-film subassemblies are placed between two sheets of glass, optionally filled with a low thermal conductivity gas, such as argon or krypton, and secured permanently with polyurethane or silicone-based secondary sealant.    The secondary sealant, specially qualified by Southwall for use in the production of Heat Mirror IGUs, is applied to enhance environmental stability and support the Heat Mirror film.  During the manufacturing process, the film is tensioned in the IGU so that it is not visible.

One key advantage of Heat Mirror technology is that one, two or three films can be suspended within an IGU to create up to four independent, insulating cavities, while maintaining the same weight as a dual-pane IGU.  This weight advantage enables window manufacturers to reuse existing dual-pane hardware and also makes it easier to install large units.  Secondly, the Heat Mirror film coating incorporates a low-emissivity functionality that reflects the infrared radiant room heat back toward the room, thus increasing the thermal insulation benefit of the glazing, while maximizing transmission of useful, visible light.  The result is a lightweight, multi-cavity, high-performance IGU that is capable of outperforming dual-pane IGU’s and insulates like a transparent wall.

Thin film coating alternatives

There are three primary methods for commercially producing thin-film coatings on glass or flexible substrates:

•
Wet coating. The wet coating process generally involves depositing a thin layer of material onto glass or a flexible substrate (or film) by a number of different methods.  Once a uniform thin layer of liquid is applied, the layer is cured either by temperature or by ultra-violet radiation.  This process is typically less expensive than sputter coating, but generally yields coatings with lower quality optical and mechanical characteristics.

•
Direct coating onto glass substrates. Direct coating onto glass can be accomplished by sputtering and pyrolytic means. Direct-to-glass sputtering is a mature, well-known process for applying thin film coatings to glass. This technology is commonly used to manufacture low-e products that conserve energy in buildings. Pyrolytic coatings are formed directly on the glass as it is produced on a float line. The pyrolytic process uses the heat of the molten glass to make a single layer, metal oxide coating from a solution sprayed onto the glass. Because this technique produces only single layer coatings, the performance is limited.

•
Sputter coating onto flexible film substrates. The sputter coating process, which is the process primarily employed by Southwall, deposits a nano-scale layer of material, generally metals and metal oxides, onto the surface of a flexible substrate, usually polyester. The substrate can then either be laminated in, applied to, or suspended between sheets of glass. The substrate can be applied to both flat glass and curved glass, such as is used in automotive applications.

Insulating glass alternatives

There are three primary methods for producing IGUs:

•
Dual-pane IGU. The manufacture of dual-pane IGUs consists of cutting two glass panes to size, separating them with a low-conducting spacer (which is filled with desiccant and coated on each face with an adhesive sealant) to create an air space, and then pressing the panes of glass against the spacer to create an airtight seal. The units may use low-e coated glass and/or be filled with inert gas such as argon or krypton to improve thermal performance. Dual-pane IGUs are typically produced on an automated vertical manufacturing line, although smaller manufacturers may produce IGUs using horizontal equipment using manual processing steps. The maximum center-of-glass insulating performance, or R-value, of a dual-pane IGU is approximately R5.

•
Triple-pane IGU. The manufacture of triple-pane IGUs is similar to that of dual-pane IGUs with the primary difference being the addition of a second spacer and third pane of glass to create two separate insulating cavities within the unit. The maximum center-of-glass insulating performance, or R-value, of a triple-pane IGU is approximately R10.

•
Multi-cavity suspended film IGU. The manufacture of multi-cavity suspended-film IGUs is similar to that of triple-pane IGUs with a few significant differences. Because film is lightweight, up to three films can be suspended within an IGU, creating up to four separate insulating cavities within the unit, which enables much higher insulating performance (up to R20) than can be achieved with triple-pane construction. In addition, the spacer and secondary sealant are used as structural elements to support the suspended film after it has been tensioned.

Sales and Marketing

Distribution channels

We sell rolls of architectural XIR film through a direct sales force primarily to commercial glass fabricators who license Southwall’s proprietary technology to produce high performance laminated glass primarily for windows in large commercial buildings, such as airports, offices and museums.  We sell to approximately 25 fabricators in approximately 15 countries. Our field services organization assists customers in the manufacture of XIR laminated glass.

We sell rolls of automotive XIR film through a direct sales force primarily to OEM glass manufacturers in North America and Europe. Our field services organization assists customers in the manufacture of XIR laminated glass.

We sell rolls of our Heat Mirror suspended films through a direct sales force to approximately 40 insulated glass and window fabricators and distributors worldwide, including SIG. Our proprietary mounting technology is licensed to our customers, who use special equipment for the manufacture of Heat Mirror-equipped windows. Our field services organization assists customers in the manufacture of Heat Mirror IGUs for their window products.

We sell rolls of applied window film product to Solutia, who markets the product under three brands:  V-KOOL, Hüper Optik and IQue for the aftermarket automotive and architectural markets through a worldwide distribution network of companies owned by or affiliated with Solutia.

We sell multi-cavity Heat Mirror IGUs and standard dual-pane IGUs to commercial and residential window fabricators in North America through SIG.

Our automotive film net revenues were $19,898, $16,040 and $19,298 for the years ended December 31, 2010, 2009 and 2008, respectively.  Our window film net revenues were $17,178, $9,346 and $15,691 for the years ended December 31, 2010, 2009 and 2008, respectively. Our architectural net revenues were $5,509, $6,353 and $6,358 for the years ended December 31, 2010, 2009 and 2008, respectively.

International Revenues

International revenues amounted to approximately 84%, 82% and 81% of our net revenues during 2010, 2009 and 2008, respectively. The principal foreign markets for our products were Germany and France, accounting for $19,341, $14,471 and $16,199, respectively, in net revenues in 2010, 2009 and 2008 and the Pacific Rim and Japan, accounting for $16,385, $8,738 and $13,638, respectively, in net revenues in 2010, 2009 and 2008, respectively. For additional geographic financial information see Note 8, Segment Reporting, to the accompanying consolidated financial statements.

Research and Development

Our research and development activities are focused on the development of new proprietary products, thin film materials science, coating processes and manufacturing automation technologies. Our research and development expenditures totaled $3,773, $2,874 and $2,996 or approximately 8%, 9% and 7% of net revenues in 2010, 2009 and 2008, respectively.

Historically, our research and development efforts have been driven by customer requests for the development of new applications for thin film coated substrates.  In 2008, we introduced a new family of Heat Mirror film, optimized to improve the energy efficiency of structural glazing used in the commercial projects.  In 2009 and 2010, we focused our engineering efforts on improving the manufacturability of Heat Mirror IGUs and developing higher performing automotive XIR and Heat Mirror film products.  In addition to our primary automotive and architectural markets, we continued our development efforts related to other markets that benefit from our technology, such as transparent conductive oxides for the touch panel market.  We cannot guarantee that we will be successful in developing or marketing these applications or that our films will continue to meet the demanding requirements and the changing technology of the markets we serve.

Intellectual Property

Protection of our intellectual property is important to maintain our competitive position. We rely on our knowledge, as well as a combination of patent, trademark, and trade secret protection to establish and protect our intellectual property.  We have 22 issued patents in the United States, including one new patent issued in 2010 pertaining to new thin film optical structures for improved XIR film performance, and have 48 issued patents outside of the United States. Additionally, we have approximately 14 patent applications pending in the United States, and approximately 34 patent applications pending outside the United States.  Our patents and patent applications cover materials, processes, products and production equipment.  Our issued patents have expiration dates ranging from 2011 to 2020.  We also seek to protect our know-how and trade secrets through a number of means, including limiting access to our proprietary information to those persons who need to know the information to perform their tasks and requiring those persons with access to our proprietary information to execute nondisclosure agreements with us. We consider our proprietary technology, as well as our patent protection, to be an important competitive factor in our business.

Customers

We have created film and glass products which fill the needs of certain customers who require a superior quality product.  Such customers represent a small portion of the overall automotive and architectural glass market.  The majority of the applied film that we sell to Solutia under our distribution agreement is installed on automotive glass in vehicles. Only a small portion is installed on architectural glass in homes and buildings.

A small number of customers have accounted for a substantial portion of our film revenues. Our four largest customers accounted for approximately 76% of our net revenues in 2010 and our seven largest customers accounted for 69% and 74% of our net revenues in 2009 and 2008, respectively.  During 2010, Solutia, Pilkington PLC, Saint Gobain Sekurit and Guardian accounted for 38%, 16%, 12% and 9%, respectively, of our net revenues.    During 2009, Solutia, Pilkington PLC, Saint Gobain Sekurit and Guardian accounted for 24%, 20%, 11% and 10%, respectively, of our net revenues. During 2008, Solutia, Pilkington PLC and Saint Gobain Sekurit accounted for 33%, 16% and 13%, respectively, of our net revenues. Because of our fixed costs, the loss of, or substantial reduction in orders from, one or more of these customers would have a material adverse effect on our net revenues, profitability and cash flow.

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

Customers for Laminated Films (Automotive & Architectural)

Our automotive laminated film customers are suppliers in the automotive OEM and aftermarket glass industry, including Saint-Gobain Sekurit, Pilkington PLC, Guardian and Shatterprufe Pty.  Our customers sell glass to OEM automobile manufacturers, including Audi, BMW, Daimler, Ford, PSA Group (which includes Peugeot and Citroen), Renault, Volvo and Volkswagen.

Our architectural laminated film customers are suppliers to the architectural glass industry, including:  Sofraver S.A., Shenzhen Kaisheng Energy Saving Technology Co., PFG Building Glass, Goldway Enterprises and about 22 other companies worldwide. These customers manufacture and supply primarily commercial laminated glass that incorporates our films.

Customers for Applied Films (Automotive and Architectural)

Our aftermarket applied film in the automotive and architectural glass markets is sold pursuant to an exclusive worldwide license contained in our distribution agreement with Solutia. Under our agreement, Solutia agreed to purchase a set amount of our products during the term of the agreement subject to volume and quality standards. Our failure to produce required amounts of product under the distribution agreement will result in late delivery penalties payable to Solutia.

Under our agreement with Solutia, Solutia agreed to a 2004 minimum purchase commitment of $9,000 of product. For each year after 2004 through the term of the contract, Solutia contracted to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. As of December 31, 2010, Southwall remains in compliance with the delivery terms set forth in the distribution agreement.

Customers for Suspended Films (Architectural)

Our customers are suppliers to the architectural glass industry, including:  SIG, Sofraver S.A., Serious Materials, ECO Insulating Glass, Intigral, and about 35 other companies worldwide. These customers manufacture and supply suspended-film IGUs that incorporate our films.

Customers for Glass (Architectural)

Our customers are commercial and residential window fabricators, including:  Sound Solutions, Gilkey Windows, Architectural Window Systems and about a dozen other companies in North America. These customers manufacture and supply high performance windows that incorporate our Heat Mirror suspended film IGUs and standard dual-pane IGUs.

Integration

We are continuing to review and consider strategic alliances that may result in vertical integration of our products in the production and distribution channels.  However, there can be no assurances with respect to future revenue or income pertaining to these alliances, if any at all.

Manufacturing

The table below provides information about our current production machines and the class of products that each was tooled to produce in 2010.

Location	Primary Markets For Current Production	Year Commercial Production Initiated	Estimated Annual Capacity (Millions of Sq. Ft.)(1)
Palo Alto, California	Research and development	1982	8.0
Dresden, Germany	Automotive and architectural film	2000	48.0
Sun Prairie, Wisconsin	Encapsulation of automotive and architectural film	2010	0.6
Chicago, Illinois	Architectural glass	2008	3.0
__________

(1)
Estimated annual capacity represents our estimated yields based on our historical experience and anticipated product mix. The amount of product for which we receive orders and which we actually produce in any year may be materially less than these estimates.

Although our production systems are built by outside vendors, we work closely with our vendors on the design for our production machines. Our experience with designing production systems is critical for the proper construction of these machines. Once a new machine is installed and accepted by us, our engineers are responsible for transitioning the system into commercial production to help ensure stable manufacturing yields.  Currently, we have sufficient production capacity to meet our customers’ requirements.

Facilities

We own a production facility in Großröhrsdorf, Germany, near the city of Dresden.  This facility is ISO 9001/2000/14001 certified.  The facility has three production machines and manufactured 100% of our film products during 2010.

Our film encapsulation and converting facility is located in one location, which is company-owned, in Sun Prairie, Wisconsin.  This facility consists of approximately 22,000 square feet, has three production machines and supported 100% of our encapsulation requirements in 2010. This facility has been awarded an ISO 9001:2008 certification.

Our glass manufacturing facility is located in Chicago, Illinois.  This leased facility consists of 75,640 square feet and manufactured 100% of our glass products in 2010.

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

We rely on third-party subcontractors to add properties, primarily adhesives, to some of our products. There are only a limited number of qualified subcontractors that can provide some of the services we require.  A significant increase in the price charged by one or more of our subcontractors could force us to raise prices on our products or lower our margins, which could have a material adverse effect on our operating results. We believe the acquisition of Crown Operations mitigates the risk of outsourcing the encapsulation of our laminated film products.

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

Backlog

Our backlog primarily consists of purchase orders for products to be delivered within 90 days. As of February 28, 2011 and February 28, 2010, we had a backlog of orders for shipment over the following 12 months of approximately $10,669 and $9,143, respectively. We expect to ship the entire backlog listed as of February 28, 2011 during 2011.  These are firm orders and are not subject to cancellation.

Competition

The thin film coatings and glass industry and the markets in which our customers compete experience rapid technological change.  Adoption by our competitors of new equipment or process technologies or the development by our competitors or customers of new products could adversely affect us. We have a number of present and potential competitors, including some of our customers who could develop products and processes that replace ours, many of which have greater financial resources and greater selling, marketing and technical resources than we possess.  In addition, many of our competitors have well established relationships with our current and potential customers and have knowledge of our industry.

Automotive film market. Large, worldwide glass laminators typically have divisions selling products to the commercial flat glass industry and provide solar control products in the automotive OEM market. We face technological competition from companies (including some of our customers) such as PPG Industries, Pilkington PLC, Saint Gobain Sekurit, Asahi, Guardian and Glaverbel that have direct-to-glass sputtering capability. We may also be subject to future competition from companies that are able to infuse glass with solar control properties. We estimate that in 2010 our coated substrates were used in less than 1% of the total worldwide automotive OEM glass produced.

Architectural film market. Products that provide solar control and energy conservation have been available to this market for approximately 25 years. Since the introduction of our Heat Mirror film products in 1979, large glass producers (including some of our customers), such as Guardian, PPG Industries, Apogee Enterprises, Pilkington PLC, Saint Gobain Sekurit and Asahi, have produced their own direct-to-glass sputtered products that provide solar control and energy conservation similar to our Heat Mirror products. We estimate that in 2010 our coated substrates were used in less than 1% of the glass used worldwide in residential and commercial buildings.

Architectural glass market.  Large insulating glass manufacturers (including some of our customers), such as Viracon, Old Castle Glass, Cardinal IG and Intigral, provide competitive triple-pane, dual-pane and suspended film IGUs that are widely accepted in the market. We estimate that in 2010 our IGUs represented less than 1% of the total IGUs used worldwide in residential and commercial buildings.

Applied window film market. In the applied window film segment of the market, covering both automotive and architectural markets, companies (including some of our customers) such as 3M, Bekeart, CP Films (a division of Solutia) and Lintec Inc. produce competitive solar control products that are widely accepted in the market.  We estimate that in 2010 our applied window films were used in less than 1% of the total worldwide applied film market.

Basis of competition

We believe we compete principally on the basis of

•	Proprietary thin film sputtering process knowledge and proprietary control systems that consistently deliver very high quality, complex, nano-scale optical and electrical thin films on plastic webs;

•	Our extensive thin film materials expertise and optical design capabilities, which allow us to bring new products to the market very quickly;

•	Our long-term customer relationships and applications knowledge which enables us to qualify our products in the markets in which we participate;

•	The high quality of our products;

•	Our ability to easily alter the format of our products, providing our customers with inventory versatility and higher production yields; and

•	Low-cost manufacturing of multi-cavity Heat Mirror IGUs using proprietary, automated production processes being developed, as a result of our 30 years experience in suspended film IGU technology.

Quality Claims

We accept sales returns for quality claims on our products. We believe our returns plan is competitive for the markets in which our products are sold. The nature and extent of these quality claims depends on the product, the market, and in some cases the customer being served. We carry liability insurance; however, our insurance does not cover quality claims.

Employees

As of December 31, 2010, we had 145 employees, of whom 19 were engaged in engineering, 85 in manufacturing, 13 in sales and marketing, 2 in purchasing and 26 in general management, finance and administration. We are highly dependent upon the continuing services of certain technical and management personnel. None of our employees are represented by labor unions. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS

(amounts in thousands, except per share data)

Financial Risks

Uncertain global economic conditions may continue to have a negative effect on our business and operations.

The uncertain global economic conditions and financial markets we have experienced over the past few years has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth.   Many of our customers, distributors and suppliers have been or may be severely affected by the current economic conditions. Current or potential customers and suppliers and subcontractors may cease doing business, may be unable to fund purchases or determine to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers and subcontractors may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our gross margins.  Our suppliers and subcontractors may also impose more stringent payment terms on us.  The timing and nature of the economic recovery and improvement in the credit and financial markets, continues to be slow, and there can be no assurance that market conditions will continue to improve in the near future or that our results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks.

The continued low level of production of automobiles and commercial and residential real estate construction could continue to harm our business.

As a manufacturer of energy saving films and glass products for the domestic and international automotive and architectural markets, we are dependent upon automobile sales, and new commercial and residential real estate construction.  We sell a substantial portion of our products to a relatively small number of OEMs, and the timing and amount of our sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products, such as automobiles and commercial and residential real estate construction, into which our products are incorporated.  The failure of the automobile and commercial and residential real estate markets to improve could adversely impact our sales volume, and could cause certain of our customers and suppliers to experience liquidity problems, potentially resulting in our write-off of amounts due from these customers and cost impacts of changing suppliers.  Additionally, a change in our suppliers or other delays or problems suffered by our suppliers could have an adverse impact on our ability to manufacture our products on a timely basis, if at all.  If our major customers or suppliers significantly reduce their transactions with us, our business will be harmed.

Our ability to access capital could be adversely affected due to the continued instability in the capital markets.

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

As of December 31, 2010, we had total outstanding obligations under our loan and capital lease agreements of $4,535. Our current credit facilities contain financial covenants that require us to meet certain financial performance targets and operating covenants that limit our discretion with respect to business matters. Among other things, these operating covenants restrict our ability to borrow additional money, create liens or other encumbrances, and make certain payments including dividends and capital expenditures.  The restrictions imposed by these credit facilities or the failure of lenders to advance funds under these facilities could force us to curtail our operations or have a material adverse effect on our liquidity. Our inability to make timely payments of interest or principal under these facilities or our failure to comply with financial performance or operating covenants will constitute a default under these facilities and will entitle the lenders to accelerate the maturity of the outstanding indebtedness.  Any such default will likely prevent us from borrowing money under existing credit facilities, securing additional borrowings or functioning as a going concern.  As of December 31, 2010, we were in compliance with all of our debt covenants.

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

In 2010, 2009 and 2008, approximately 43%, 48% and 48% of our net revenues, respectively, were denominated in Euros,  including sales to one of our largest customers, Saint-Gobain Sekurit, a global automotive glass manufacturer.  Also, certain purchases from foreign suppliers are denominated in foreign currencies.  A strengthening in the dollar relative to the Euro would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability and cash flows. These fluctuations could also cause prospective customers to cancel or delay orders because of the increased relative cost of our products.  Conversely, the weakening in the dollar relative to the Euro would increase the cost of our purchases of supplies from foreign suppliers.

Operational Risks

We depend on a small number of customers for nearly all of our revenues, and the loss of a large customer could materially and adversely affect our revenues and operating results.

Our four largest customers accounted for approximately 76% of our net revenues in 2010 and our seven largest customers accounted for 69% and 74% of our net revenues in 2009 and 2008, respectively.  We expect to continue to derive a significant portion of our net revenues from this relatively small number of customers.  Accordingly, the loss of a customer could have an adverse effect on our business.  The deferral or loss of anticipated orders from a large customer or from a number of small customers will materially reduce our revenues and operating results.

Some of our largest automotive film customers have the resources to develop products competitive with ours; if they do so, our revenues and operating results would be materially and adversely affected.

Some of our largest automotive film customers have used a technology—direct-to-glass sputtering—as an alternative to our window films. The continued or expanded use of this technology by our automotive glass customers would limit their need for our products, reduce our sales to these customers and would have a material adverse effect on our revenues, results of operations and financial position.  Many of our customers also have the financial and technical resources to develop products competitive with ours.  If any of our customers develop any such competitive products, the demand for our products would be adversely affected and results of operations and our financial position would be materially and adversely affected.

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

A part of our continuing business strategy is to consider acquiring companies, products, and technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer other growth opportunities. Our ability to successfully complete acquisitions requires that we identify suitable target companies, agree on acceptable terms, and obtain acquisition financing on acceptable terms. In connection with these acquisitions, we could incur debt, amortization expenses relating to identified intangibles, impairment charges relating to goodwill or merger related charges. We might also issue shares of capital stock as partial or full payment of the purchase price for a target company or raise additional equity capital to finance such purchases.  Such an issuance would dilute our current shareholders' interest as a percentage of ownership or in net book value per share.  Further, due to the slow economic recovery, there can be no assurance that we will be able to secure any acquisition financing under acceptable terms. Even if we successfully identify, finance the acquisition price and acquire suitable target companies, products, or technologies, the success of any acquisitions will depend upon our ability to integrate the acquired operations, retain and motivate acquired personnel and increase the customer base of the combined businesses.

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

Our long-term competitive position will depend, to a significant extent, on our manufacturing capacity. While we currently have sufficient manufacturing capacity to meet our foreseeable needs, if we lose the use of any of our production machines for any extended period, due to failures of such production machines or unanticipated maintenance and repairs, our production capacity will be compromised. The failure to have sufficient capacity, to fully utilize capacity when needed or to successfully integrate and manage additional capacity in the future could adversely affect our relationships with our customers and cause our customers to buy similar products from our competitors if we are unable to meet their needs. Our failure to produce required amounts of products under some of our contracts will result in price reductions on future sales under such contracts or penalties under which we would be required to reimburse the customer for the full cost of any product not delivered in a timely manner, either of which would reduce our gross margins and adversely affect our results of operations.

Our major film customers are suppliers to OEMs; we therefore are dependent upon the end customers’ demand for products supplied by these OEMs.

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

We depend on one distributor for the sale of our applied film products.

We have a distribution agreement with Solutia, which if not renewed, will expire in 2011, under which we granted Solutia an exclusive worldwide license to distribute our aftermarket applied film in the automotive and architectural glass markets. Failure of Solutia to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business. Further, the termination of our distribution agreement with Solutia would have a material adverse effect on our business.

We face intense competition, which could affect our ability to increase our revenue, maintain our margins and maintain or increase our market share.

The market for each of our products is intensely competitive and we expect competition to increase in the future. We compete based on the functionality and the quality of our product.  Our competitors vary in size and in the scope and breadth of the products they offer. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry.  If our competitors develop new technologies or new products, improve the functionality or quality of their current products, or reduce their prices, and if we are unable to respond to such competitive developments quickly either because our research and development efforts do not keep pace with our competitors or because of a lack of financial resources, we may be unable to compete effectively.

We are dependent on key suppliers of materials, which may prevent us from delivering product in a timely manner.

We manufacture all of our products using materials procured from third-party suppliers. We do not have long-term contracts with our third-party suppliers. Some of the materials we require are obtained from a limited number of sources and, in the case of certain materials, from a sole source.  Interruptions in our supply of material, such as from the recent natural disaster in Japan, or increases in the prices for such materials, would delay or increase the costs of our shipments to our customers.  Delays or reductions in product shipments could damage our relationships with customers. Further, a significant increase in the price of one or more of the materials used in our products, if we are unable to pass these price increases along to our customers, would have a material adverse effect on our cost of goods sold and operating results.

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

Our success depends in large part upon our proprietary technology. We rely on our know-how, as well as a combination of patent, trademark and trade secret protection, to establish and protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or processes or to obtain and use information that we regard as proprietary. Policing unauthorized use of our intellectual property is difficult and can be expensive. Our means of protecting our proprietary rights may not be adequate. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Expiration of our patents, which will occur from 2011 to 2020, or our failure to adequately protect our proprietary rights may allow third parties to duplicate our products or develop functionally equivalent or superior technology. In addition, our competitors may independently develop similar technology or design around our proprietary intellectual property.

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

Revenues from international sales amounted to approximately 84%, 82% and 81% of our net revenues during 2010, 2009 and 2008, respectively. To achieve acceptance in international markets, our products must be modified to address a variety of factors specific to each particular country, as well as local regulations within each country. We may also be subject to a number of other risks associated with international business activities. These risks include:

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws and regulatory requirements;

•	potentially adverse tax consequences;

•	the continuation of global, economic uncertainty, the slow improvement in global credit markets, political instability and general economic conditions within each region or country;

•	our ability to adapt to cultural differences that may affect our sales and marketing strategies;

•	currency fluctuations described above; and

•	natural disasters such as the recent earthquake in Japan.

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

As of December 31, 2010 and 2009, Needham & Company, Inc. and its affiliates and Dolphin Direct Equity Partners, L.P. owned common stock and securities convertible into common stock, constituting in the aggregate 61.5% and 61.9%, respectively, of our potentially outstanding common stock. Needham & Company, Inc. and its affiliates, together as our largest stockholder, could delay or prevent a change of control of our company, control corporate decisions, or otherwise control the company in ways that might have a material adverse effect on our company or our other shareholders.  Needham & Company, Inc. and it affiliates, together with Dolphin Direct Equity Partners, L.P., have sufficient beneficial ownership of our outstanding common stock to be able to control all corporate decisions requiring majority stockholder approval.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our administrative, sales, marketing, research and development facilities are located in one location totaling 30,174 square feet in Palo Alto, California. This location is covered under a lease, which expires in 2016.  We lease a second building, also located in Palo Alto, California, which consists of approximately 9,200 square feet and currently remains vacant. The lease expires on December 31, 2011.

Our film manufacturing facilities are located in one location, which is Company owned, in Großröhrsdorf, Germany, near the city of Dresden, Germany.  This facility is ISO 9001/2000/14001 certified.  The facility consists of approximately 60,000 square feet, has three production machines and manufactured 100% of our products during 2010.

Our film encapsulation and converting facility is located in one location, which is Company owned, in Sun Prairie, Wisconsin.  This facility has been awarded an ISO 9001:2008 certification and consists of approximately 22,000 square feet, has three production machines, and supported 100% of our encapsulation requirements in 2010.

Our glass manufacturing facility is located in Chicago, Illinois.  This leased facility consists of 75,640 square feet and manufactured 100% of the Company’s glass products in 2010. The lease expires in 2013.

ITEM 3. LEGAL PROCEEDINGS

We are involved in certain legal actions arising in the ordinary course of business. We believe, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, our consolidated financial position, results of operations or cash flows.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the-Counter Bulletin Board Market under the symbol "SWTX.OB". As of March 9, 2011, we effected a 1-for-5 reverse stock split of our common stock. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.  Prices in the following table represent the high and low bid quotations per share for our common stock as reported by Over-the-Counter Bulletin Board Market during the periods indicated. All amounts in the table have been adjusted to give effect to the reverse stock split.

	High	Low
2010
1st Quarter	$8.00	$6.70
2nd Quarter	8.50	7.10
3rd Quarter	9.65	7.55
4th Quarter	13.60	9.65

	High	Low
2009
1st Quarter	$4.00	$2.25
2nd Quarter	5.05	2.25
3rd Quarter	6.25	4.00
4th Quarter	8.75	5.75

On March 21, 2011, the last reported sale price for our common stock as reported on the Over-the-Counter Bulletin Board Market was $10.65. On such date, there were approximately 269 holders of record of our common stock, and there were approximately 2,041 beneficial owners of our common stock.

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

Comparison of Cumulative Total Stockholder Return

The following performance graph assumes an investment of $100 on December 31, 2005 and compares the changes thereafter in the market price of our common stock with a broad market index, Composite Market Index, and an industry index, General Building Materials Index. We paid no dividends during the periods shown; the performance of each index is shown on a total return (dividend reinvestment) basis. The graph lines merely connect fiscal year-end dates and do not reflect fluctuations between those dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Southwall Technologies Inc., a Composite Market Index
and General Building Materials Index

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10

Southwall Technologies Inc.	100.00	75.41	131.15	131.15	231.15	336.07
NASDAQ/AMEX/NYSE	100.00	117.55	130.10	79.60	103.69	120.02
General Building Materials	100.00	127.43	129.36	94.64	113.62	137.29

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of and for each of the five years ended December 31, 2010 is derived from our consolidated financial statements. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Net revenues	$45,017	$32,103	$41,920	$37,733	$40,209
Cost of revenues	24,962	17,704	24,378	23,907	24,746
Gross profit	20,055	14,399	17,542	13,826	15,463
Gross profit %	44.6%	44.8%	41.8%	36.6%	38.5%
Operating expenses (income):
Research and development	3,733	2,874	2,996	4,505	6,782
Selling, general and administrative	10,010	8,037	8,199	9,843	12,005
Contract termination settlement	-	-	-	(2,959)	-
Restructuring (recoveries) costs, net	-	(56)	-	56	915
Recoveries for long-lived assets, net	-	-	-	(32)	(214)
Total operating expenses	13,743	10,855	11,195	11,413	19,488

Income (loss) from operations	6,312	3,544	6,347	2,413	(4,025)

Interest expense, net	(295)	(570)	(586)	(692)	(737)
Other income (expense), net	102	2,844	(62)	2,346	210
Income (loss) before provision for (benefit from) income taxes	6,119	5,818	5,699	4,067	(4,552)

Provision for (benefit from) income taxes	(3,678)	154	511	510	958
Net income (loss)	9,797	5,664	5,188	3,557	(5,510)
Net loss attributable to noncontrolling interest	(334)	-	-	-	-

Net income (loss) attributable to Southwall	10,131	5,664	5,188	3,557	(5,510)

Deemed dividend on preferred stock	489	489	489	489	489
Net income (loss) attributable to common stockholders	$9,642	$5,175	$4,699	$3,068	$(5,999)

Net income (loss) per share (1):
Basic	$1.67	$0.90	$0.83	$0.56	$(1.11)
Diluted	$1.39	$0.82	$0.76	$0.54	$(1.11)

Weighted average shares used in computing net income (loss) per share (1):

Basic (1)	5,769	5,746	5,650	5,515	5,390
Diluted (1)	7,274	6,897	6,852	6,648	5,390

(1)	All share and per share amounts have been retroactively restated for all periods presented to reflect our 1-for-5 reverse stock split described in Note 1 to these consolidated financial statements.

Consolidated Balance Sheet Data:

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)

Cash, cash equivalents and restricted cash	$13,776	$12,454	$11,050	$6,786	$5,733
Working capital	18,974	16,020	12,607	7,879	3,686
Property, plant and equipment	15,235	14,393	15,012	17,071	17,232
Total assets	50,590	38,911	37,285	37,267	35,501
Term debt and capital leases including current portion	4,535	4,166	6,268	9,426	9,627
Total liabilities	13,781	11,758	15,877	20,574	23,655
Preferred stock	4,810	4,810	4,810	4,810	4,810
Total equity	31,999	22,343	16,598	11,883	7,036

Selected Cash Flow Data:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)

Net cash provided by operating activities	$5,606	$5,228	$7,100	$5,695	$748
Net cash provided by (used in) investing activities	(5,385)	(1,430)	563	(757)	(505)
Net cash provided by (used in) financing activities	998	(1,967)	(3,247)	(4,033)	(1,533)

Quarterly Financial Data:

The following table sets forth a summary of our quarterly financial data for the fiscal years ended December 31, 2010 and December 31, 2009. This information has been derived from our unaudited condensed consolidated financial statements and has been prepared on the same basis as our audited consolidated financial statements contained in this report. It includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information when read in conjunction with our audited financial statements and related notes. Operating results for any quarter are not necessarily indicative of results for any future period. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

Selected Quarterly Financial Information (Unaudited):

	Quarters Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2010	2010	2010	2010
	(in thousands, except per share amounts)

Net revenues	$10,481	$11,790	$12,198	$10,548
Cost of revenues	5,768	5,891	6,890	6,413
Gross profit	4,713	5,899	5,308	4,135

Income (loss) before provision for (benefit from) income taxes	1,346	2,900	2,005	(132)
Net income	1,337	3,007	948	4,505
Net loss attributable to noncontrolling interests	-	30	122	182
Net income attributable to Southwall	1,337	3,037	1,070	4,687
Deemed dividend on preferred stock	122	122	122	123
Net income attributable to common stockholders	$1,215	$2,915	$948	$4,564

Net income per share (1):
Basic	$0.21	$0.51	$0.16	$0.79
Diluted	$0.19	$0.42	$0.15	$0.63

Weighted average shares used in computing net income per share (1):

Basic	5,758	5,766	5,768	5,782
Diluted	7,181	7,215	7,267	7,433

	Quarters Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009
	(in thousands, except per share amounts)

Net revenues	$6,496	$8,334	$8,600	$8,673
Cost of revenues	4,051	4,636	4,867	4,150
Gross profit	2,445	3,698	3,733	4,523

Income before provision for income taxes	2,436	1,538	693	1,151
Net income	2,279	1,504	710	1,171
Net income attributable to Southwall	2,279	1,504	710	1,171
Deemed dividend on preferred stock	122	122	122	123
Net income attributable to common stockholders	$2,157	$1,382	$588	$1,048

Net income per share (1):
Basic	$0.38	$0.24	$0.10	$0.18
Diluted	$0.34	$0.22	$0.10	$0.16

Weighted average shares used in computing net income per share (1):

Basic	5,741	5,742	5,746	5,755
Diluted	6,754	6,760	6,937	7,138

(1)	All share and per share amounts have been retroactively restated for all periods presented to reflect our 1-for-5 reverse stock split described in Note 1 to these consolidated financial statements.

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

Overview

Southwall is a developer and manufacturer of high performance films and glass products that improve energy efficiency in architectural and automotive glass applications.  Founded in response to the oil embargo of 1973, Southwall has approximately 35 years of experience and commercial adoption of its products worldwide.  Our products enable green building and transportation customers to decrease carbon emissions and reduce the use of oil and electricity in the heating and cooling of buildings and vehicles.

Our customers were not immune to the global economic downturn of 2009.  We believe both the architectural and automotive industries experienced material sales declines, which negatively impacted our financial results in 2009 and into early 2010.  In 2010, we started to see increased sales of our products in the automotive film and window markets as a result of higher sales of automobiles in 2010 and the overall continuing recovery from the global economic downturn in 2009 and 2008.

In 2010, we acquired a controlling interest in Southwall Insulating Glass, LLC (“Southwall Insulating Glass” or “SIG”), a joint venture between our wholly-owned subsidiary Southwall IG Holdings Inc. and Sound Solutions Windows & Doors, LLC (“Sound Solutions").  On April 8, 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc., entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC (“Sound Solutions”), creating SIG, which manufactures insulated glass units for the domestic market to further expand the market for the Company’s Heat Mirror product.  As of December 31, 2009, Southwall IG Holdings, Inc. had a 50% investment in SIG.  In 2009, Southwall IG Holdings, Inc. advanced a total of $300, in the form of a promissory note, to Sound Solutions.  Pursuant to the terms of the promissory note dated May 11, 2009, the principal and accrued interest was due and payable to Southwall IG Holdings, Inc. by January 1, 2010.  Under terms of the note, in the event of default, the outstanding principal was to be paid in the form of a credit to the Southwall IG Holdings, Inc. capital account.

Effective January 1, 2010, Sound Solutions had not paid the principal balance of $300 and was in default of the promissory note.  The $300, for which Sound Solutions had received equity consideration in SIG, was credited to Southwall IG Holdings, Inc.’s capital account in SIG; thereby increasing our equity ownership to 66.3%.

On May 20, 2010 the joint venture agreement was amended allowing Southwall IG Holding, Inc. to make additional cash contributions to the joint venture.  In order to acquire an additional 8.7% to obtain 75% equity ownership, Southwall IG Holding, Inc. relinquished $256 of the amount owed to it from Sound Solutions, and Sound Solutions maintained a 25% equity interest in SIG.  This transaction triggered a business combination event which resulted in the consolidation of total assets and liabilities of SIG resulting in a gain of $706, which was recorded in other income (expense) net, to adjust the equity interest in SIG to a fair value of $919 before the acquisition date.

As a result of our acquisition of a controlling interest in SIG in May 2010, we operate in two segments:  film, which includes our development and manufacture of thin film coatings on flexible substrates, and glass, which includes the production and sale of glass units through Southwall Insulating Glass.  Since we did not acquire a controlling interest in SIG until May 2010, there is no information for the years ended December 31, 2009 and 2008 for comparison purposes.  Prior to the year ended December 31, 2010, we operated only in one segment.  The Chief Operating Decision Maker (“CODM”) is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).  Selected financial data for each segment can be found in Note 8, Segment Reporting, to the accompanying consolidated financial statements.

In August 2010, we purchased substantially all of the assets of Crown Operations International, LTD (“Crown Operations”).  Crown Operations is a Wisconsin-based processor of high performance, heat reflective interlayers that improve the energy efficiency of laminated glass in buildings, homes and cars.    The assets acquired include, primarily, a 22,000 sq ft manufacturing facility, situated on four acres of land, and converting equipment located in Sun Prairie, Wisconsin. The purchase price was $3,302, consisting of $2,052 in cash and the $1,250 in term debt.   We expect the acquisition of these assets to provide additional integration and improvement of our production processes enabling us to bring new, energy-saving interlayer products to the market.  We also believe that the Crown Operations’ laminating and converting capabilities simplify material logistics and facilitate the adoption of high performance interlayers for volume production.   We believe we are now positioned to provide a complete interlayer solution from encapsulation through converting in furtherance of our goal of making it easier for manufacturers to integrate the performance of Southwall's XIR heat-reflective film into their architectural and automotive laminated glass products.

Recent Events

On March 9, 2011, we completed a 1-for-5 reverse stock split of our common stock, pursuant to previously obtained stockholder approval on May 12, 2010.  The reverse stock split reduced the number of shares of our common stock issued and outstanding from approximately 28.8 million to approximately 5.8 million.  In connection with the reverse stock split, we also reduced the number of our authorized shares of common stock from 50 million to 10 million to reflect the reverse stock split ratio.  All share and per share amounts herein are presented on a post-reverse stock split basis, other than the consolidated balance sheet at December 31, 2009 and the consolidated statements of stockholders’ equity for the years ended December 31, 2007 through December 31, 2009.

In 2010, we were awarded a three-year grant of $1,445 from the U.S. Department of Energy to develop advanced technologies aimed at making homes and buildings more energy efficient. We have used and will continue to use the funding to accelerate development of higher performance and lower cost Heat Mirror low-emissivity and solar-reflective films and multi-cavity, suspended-film insulating glass technology to enable the broad commercialization of "super-insulating" R-10 windows.

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

Each share of the Series A Preferred Stock shares has a stated value of $1.00 and is entitled to a cumulative dividend of 10% per year, payable at the discretion of the Board of Directors. Dividends on the Series A Preferred Stock accrue daily commencing on the date of issuance and are deemed to accrue whether or not earned or declared and whether or not there are profits, surplus or other funds legally available for the payment of dividends. Accumulated dividends, when and if declared by the Board of Directors, will be paid in cash.  At December 31, 2010, $2,935 of deemed dividends on the Series A Preferred Stock had been accrued to date.

Each share of the Series A Preferred Stock is convertible into common stock at any time, at the option of the holder, at the conversion price of $5.00 per share, subject to certain adjustments.

As of December 31, 2010 and 2009, Needham & Company, Inc. and its affiliates and Dolphin Direct Equity Partners, L.P. owned common stock and securities convertible into common stock, constituting in the aggregate 61.5% and 61.9%, respectively, of our potentially outstanding common stock.

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

Portfolio Financial Servicing Company, Bank of America and Lehman Brothers. On February 20, 2004, we entered into a settlement agreement with Portfolio Financial Servicing Company (as successor to Matrix Funding Corporation), Bank of America and Lehman Brothers, which extinguished a claim arising out of sale-leaseback agreements with Matrix Funding Corporation, which we entered into in connection with the acquisition of two of our production machines. As part of the settlement, we agreed to pay a total of $2,000 plus interest over a period of six years. The settlement required us to make an interest payment in 2004, and beginning in 2005, to make quarterly principal and interest payments through 2010. We also agreed to return the production machines in question.  During the first quarter of 2009, we paid $995, as complete settlement of all obligations, including principal and interest.  Upon final payment of principal and interest, a formal release of the obligation under the 2004 settlement agreement was obtained from Portfolio Financial Servicing Company on January 21, 2009, and a gain of $2,359 was recognized in the first quarter of 2009 in other income (expense), net, in the accompanying consolidated statements of operations.

Results of Operations

Consolidated Statements of Operations Data:
(dollars in thousands)

	Years Ended December 31,
		Percent		Percent
	2010	Change	2009	Change	2008
Net revenues:
Film
Automotive film	$19,898	24%	$16,040	(17)%	$19,298
Window film	17,178	84	9,346	(40)	15,691
Architectural	5,509	(13)	6,353	-	6,358
Other	389	7	364	(36)	573
Total film	42,974	34	32,103	(23)	41,920
Glass	2,043	-	-	-	-
Total net revenues	45,017	40	32,103	(23)	41,920
Cost of revenues	24,962	41	17,704	(27)	24,378
Gross profit	20,055	39	14,399	(18)	17,542

Operating expenses:
Research and development	3,733	30	2,874	(4)	2,996
Selling, general and administrative	10,010	25	8,037	(2)	8,199
Restructuring (recoveries) expenses, net	-	(100)	(56)	nm*	-
Total operating expenses	13,743	27	10,855	(3)	11,195
Income from operations	6,312	78	3,544	(44)	6,347
Interest expense, net	(295)	(48)	(570)	(3)	(586)
Other income (expense), net	102	(96)	2,844	nm*	(62)
Income before provision for (benefit from) income taxes	6,119	5	5,818	2	5,699
Provision for (benefit from) income taxes	(3,678)	nm*	154	(70)	511
Net income	9,797	73	5,664	9	5,188
Net loss attributable to noncontrolling interest	(334)	nm*	-	-	-
Net income attributable to Southwall	10,131	79	5,664	9	5,188
Deemed dividend on preferred stock	489	-	489	-	489
Net income attributable to common stockholders	$9,642	86	$5,175	10	$4,699

* not meaningful

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Years Ended December 31,
	2010	2009	2008
Net Revenues:
Film:
Automotive film	44.2%	50.0%	46.0%
Window film	38.2	29.1	37.4
Architectural	12.2	19.8	15.2
Other	0.9	1.1	1.4
Total film	95.5	100.0	100.0
Glass	4.5	-	-
Total net revenues	100.0	100.0	100.0
Cost of revenues	55.5	55.2	58.2
Gross profit	44.5	44.8	41.8
Research and development	8.3	9.0	7.1
Selling, general and administrative	22.2	25.0	19.6
Restructuring (recoveries) expenses, net	-	(0.2)	-
Total operating expenses	30.5	33.8	26.7
Income from operations	14.0	11.0	15.1
Interest expense, net	(0.7)	(1.8)	(1.4)
Other income (expense), net	0.2	8.9	(0.1)
Income before provision for (benefit from) income taxes	13.5	18.1	13.6
Provision for (benefit from) income taxes	(8.2)	0.5	1.2
Net income	21.7	17.6	12.4
Net loss attributable to noncontrolling interest	(0.7)	-	-
Net income attributable to Southwall	22.4	17.6	12.4
Deemed dividend on preferred stock	1.1	1.5	1.2
Net income attributable to common stockholders	21.3%	16.1%	11.2%

Net revenues

Net revenues in 2010, 2009 and 2008 were $45,017, $32,103 and $41,920, respectively.  Net revenues for 2010 increased by $12,914, or 40%, from 2009, primarily due to increased demand for our products in the automotive film and window film markets as a result of higher sales of automobiles in 2010 and the overall continuing recovery from the global economic downturn in 2009 and 2008.   Net revenues for 2009 decreased by $9,817, or 23%, from 2008.

Our 2010 net revenues in the automotive film market increased by $3,858, or 24%, from $16,040 in 2009 to $19,898 in 2010.  The increase was primarily due to increased demand resulting from higher sales of automobiles in 2010 as the global economy continued to improve in 2010.  Our 2009 net revenues in the automotive film market decreased by $3,258, or 17%, from $19,298 in 2008. The decrease was primarily due to decreased demand from some of our larger customers and to a lesser extent the Euro exchange rate, as many of our customers are billed in Euros.

Our 2010 net revenues in our window film market increased by $7,832, or 84%, from $9,346 in 2009 to $17,178 in 2010.  The increase was primarily due to higher sales of automobiles in 2010 and increased demand for after-market applied window film products for the automotive market. Our net revenues in our window film market decreased $6,345, or 40%, to $9,346 in 2009 from $15,691 in 2008. The decrease was primarily due to decreased overall demand in the window film business.

Net revenues in our architectural film market decreased in 2010 by $844, or 13%, from $6,353 in 2009 to $5,509 in 2010.  The decrease was primarily due to the delayed shipment of material for a major project.  Our 2009 net revenues in the architectural film market remained essentially unchanged as compared to revenues of $6,358 in 2008.

Net revenues in our glass segment of $2,043 in 2010 are related to our acquisition of a controlling interest in SIG in May 2010.  Net revenues reflect sales of our energy efficient, dual-pane and multi-cavity insulated glass units used in the production of completed windows for the residential housing and commercial building markets.

Cost of Revenues

Cost of revenues increased $7,258, or 41%, from $17,704 in 2009 to $24,962 in 2010.  Cost of revenues decreased $6,674, or 27%, to $17,704 in 2009 from $24,378 in 2008.  As a percent of net revenues, cost of revenues was 55.5% in 2010 compared to 55.2% in 2009.  Facility costs, depreciation expense and labor costs have historically comprised the majority of our manufacturing expenses. Since these costs are relatively fixed and do not fluctuate proportionately with net revenues, the increase in the cost of revenues was due primarily to higher variable costs as manufacturing volume increased to support the increased sales demand, the consolidation of SIG’s operations following our acquisition of a controlling interest in SIG, which has higher cost of revenues on a percentage of net revenues compared to our other business and smaller inventory reserve charge in 2010 compared to 2009.  Cost of revenues decreased 27% or $6,674 in 2009 from 2008. As a percent of net revenues, cost of revenues was 55.2% in 2009 compared to 58.2% in 2008. The decrease in cost of revenues in 2009 from 2008 was primarily due to lower variable costs from reduced manufacturing volume and to a lesser extent cost saving programs, such as furloughs and more efficient recycling of precious metals used in the manufacturing process, implemented in 2009 to offset fixed costs.

Gross margin

Gross margin was 44.5% in 2010 compared with 44.8% in 2009.  The relative lack of change in gross margin was primarily the result of higher manufacturing volume to support the increased sales demand offset by lower margins from the consolidation of SIG’s operations following our acquisition of a controlling interest in SIG.  Gross margin increased to 44.8% in 2009 from 41.8% in 2008. The increase in gross margin was largely the result of the lower reserves for returns and allowances attributed to lower sales and a lower amount of credits issued for quality issues and cost saving programs implemented in 2009 to offset fixed costs and lower volumes.

Operating expenses

Research and development expenses increased $859, or 30%, from $2,874 in 2009 to $3,733 in 2010.  The increase was primarily attributable to increased research and development activities in new technology.  Research and development expenses in 2009 remained essentially unchanged year over year at $2,874, or 9.0%, of net revenues, compared to $2,996, or 7.1%, of net revenues in 2008.  The slight reduction in cost was primarily the result of lower compensation costs offset by an increase in research and development efforts relating to thin film technology.

Our selling, general and administrative expenses increased $1,973, or 25%, from $8,037 to $10,010 in 2010.  The increase was largely due to higher sales and marketing costs, higher consulting and legal expenses and general and administrative expenses due to the consolidation of the operations of SIG and our acquisition of the assets of Crown Operations.  Selling, general and administrative expenses decreased slightly in 2009 as compared to 2008. The $162 decline, or 2%, was due to lower discretionary spending, offset by the settlement of the Pilkington patent matter.

Income from operations

Income from operations increased to $6,312 in 2010 from $3,544 in 2009.  The increase was a result of higher revenues and manufacturing volumes in 2010 due primarily to increased demand of our automotive and window film products, partially offset by higher operating expenses primarily resulting from the consolidation of the operations of SIG and our acquisition of the assets of Crown Operations.  Income from operations decreased to $3,544 in 2009 from income of $6,347 in 2008 as a result of lower revenues and sales volumes in 2009.

Interest expense, net

Interest expense, net, decreased to $295 in 2010 compared to $570 in 2009 mainly due to the interest expense recorded in 2009 relating to the settlement of a patent matter with Pilkington PLC, partially offset by interest expense related to higher debt obligations in 2010.  Interest expense, net, decreased to $570 in 2009 compared to $586 in 2008 mainly due to lower debt obligations, partially offset by interest expense relating to the settlement of the Pilkington patent matter.

Other income (expense), net

Other income (expense), net, was income of $102 in 2010 compared to income of $2,844 in 2009.  Other income of $102 in 2010 is primarily comprised of a recognized gain of $706 resulting from our acquisition of a controlling interest in SIG, partially offset by our 66.3% share of net losses incurred by SIG of $333 through May 20, 2010, and a foreign exchange loss relating to transactions with foreign customers that were denominated in foreign currencies, principally the Euro, of $333.

Other income, net, in 2009 was $2,844, an increase from expense of $62 in 2008. Other income, net in 2009 primarily relates to our final payment in January 2009 of our 2004 debt settlement agreement with Portfolio Financial Servicing Company (as successor to Matrix Funding Corporation), which settled our dispute with Matrix concerning certain sale-leaseback agreements for production machines.  In 2009, we recognized a $2,359 gain on the reversal of the remaining carrying value of the accrued liability associated with the debt.  Also included in other income, net was the final milestone payment of $500 received from Sunfilm in the second quarter of 2009 and the reversal of a $220 (150 Euros) reserve associated with the Saechsische AufbauBank (SAB) grants in Germany.  In addition, in February 2009, we sold precious metal targets that remained after our Palo Alto, California manufacturing facility was closed in 2006 and production was moved to Germany.  The targets had previously been expensed in 2006, and therefore, the sale resulted in a net gain of $346 to other income, net in the first quarter of 2009.  These nonrecurring gains were partially offset by $733, representing our portion of the net losses incurred by SIG during 2009.

Income before provision for (benefit from) income taxes

Income before provision for (benefit from) income taxes increased to $6,119 in 2010 compared to $5,818 in 2009, as a result of higher gross margins, partially offset by higher operating expenses.  Income before provision for (benefit from) income taxes increased slightly to $5,818 in 2009 compared to $5,699 in 2008, as a result of higher gross margins, lower operating expenses, and approximately $2,844 of other income, net.

Provision for (benefit from) income taxes

We calculate our income taxes based on an annual effective tax rate in compliance with ASC 740, Accounting for Income Taxes. Under ASC 740, income tax expense is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns.

In preparing our consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. We include differences between the financial and tax basis amounts as deferred tax assets, such as net operating loss carryforwards (“NOLs”), and deferred tax liabilities in our consolidated balance sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in any period, we include an expense within the tax provision in our statement of operations.

In the United States, prior to 2007, we had a history of losses and, as a result, have historically provided for a valuation allowance for net deferred tax assets. Each quarter, we evaluate the need to retain all or a portion of the valuation allowance on our net deferred tax assets. During 2010, we determined that it was more likely than not that the deferred tax assets, including NOLs, would be realized, and as a result, released $12,833 of the valuation allowance. In making this determination, we analyzed, among other things, our recent history of earnings, our cumulative earnings for the last 12 quarters, and forecasts of future earnings. The reversal of the valuation allowance resulted in an income tax benefit of $4,535 for the year ended December 31, 2010, and an increase in the current and non-current deferred tax assets on the consolidated balance sheet as of December 31, 2010.

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

See Note 7 - Income Taxes, of the accompanying consolidated financial statements included in Item 8 for additional information on ASC 740.

Net income

The increase in net income to $10,131 in 2010 from $5,644 in 2009 was largely due to higher gross margins and a recognized income tax benefit, partially offset by higher operating expenses.   The increase in net income to $5,664 in 2009 from $5,188 in 2008 was primarily due to higher gross margins and lower operating expenses, approximately $2,844 of other income, net, and a slightly lower tax provision in 2009 compared to 2008.

Net loss attributable to noncontrolling interest

The net loss attributable to noncontrolling interest in 2010 is related to the consolidation of SIG upon our acquisition of a controlling interest in May 2010, representing Sound Solutions’ ownership interest in SIG.

Deemed dividend on preferred stock

We accrued $489 of deemed dividend on our Series A Preferred Stock in each of the years 2010, 2009 and 2008.  The Series A Preferred Stock carries a 10% cumulative dividend rate.

Segment Information

With the acquisition of a controlling interest in SIG in May 2010, we now operate in two segments:

•	Film, which includes the manufacturing of thin film coatings on flexible substrates, and

•	Glass, which includes the manufacturing of integrated glass units.

Since we did not acquire a controlling interest in SIG until May 2010, there is no information for the years ended December 31, 2009 and 2008 for comparison purposes.

Film segment net revenues for 2010 increased $10,871, or 34%, to $42,974 from 2009, which was due to increased demand for our products in the automotive film and window film markets resulting from higher sales of automobiles in 2010 and the overall continuing recovery from the global economic downturn in 2009 and 2008. For 2010, the Film segment operating income was $8,177, compared to operating income of $3,544 in 2009, resulting primarily from higher revenue in 2010. Film segment net revenues for 2009 decreased $9,817, or 23%, to $32,103 from 2008 primarily as a result of the global economic recession. The Film segment operating income decreased to $3,544 in 2009 from operating income of $6,347 in 2008 primarily due to lower revenue in 2009.

Glass segment revenues for 2010 were $2,043, primarily due to sales of our energy efficient, dual-pane and multi-cavity insulated glass units used in the production of completed windows for the residential housing and commercial building markets. The Glass segment’s operating loss for 2010 was $1,865 primarily due to higher cost of revenues and research and development costs.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories, debt repayments and capital expenditures. We believe that because of the relatively long production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital. We generated net income and had positive cash flow from operations in 2010, 2009 and 2008.

For the quarters ended December 31, 2010 and December 31, 2009, our days sales outstanding (“DSO”) were 61 days and 62 days, respectively and were essentially unchanged.  Our write-off of bad debts for the years ended December 31, 2010, 2009 and 2008 were $2, $47 and $145, respectively.

Our cash and cash equivalents increased by $1,322 from $12,454 at December 31, 2009 to $13,776 at December 31, 2010.  Cash provided by operating activities was $5,606 in 2010.  The cash provided by operating activities during 2010 was primarily the result of net income for the year of $9,797, a decrease in accounts receivable of $657, non-cash depreciation and stock-based compensation expense of $2,813 and $628, respectively, and recovery of returns and allowances reserves of $594, offset by non-cash gain on acquisition of controlling interest in SIG of $706, an increase in inventory of $622, an increase in other current and noncurrent assets of $2,030, an increase in deferred income tax of $4,414 and a decrease in accounts payable and accrued liabilities of $595.

Cash used in investing activities in 2010 was $5,385 compared to $1,430 in 2009.  The cash used in investing activities during 2010 was primarily for the acquisition of the assets of Crown Operations of $3,302, capital expenditures of $1,888 and the acquisition of the controlling interest in SIG of $195.

Cash provided by financing activities in 2010 was $998 compared to cash used in financing activities of $1,967 in 2009.  The cash provided by financing activities in 2010 was primarily the result of term loan and equipment financing borrowings of $1,250, an investment tax credit of $379 (285 Euros) received in the third quarter of 2010 and proceeds from the exercise of stock options of $273, offset by scheduled payments related to term debt and capital lease obligations of $921.

Our cash and cash equivalents increased by $1,686 from $10,768 at December 31, 2008 to $12,454 at December 31, 2009.  Cash provided by operating activities was $5,228 in 2009. The cash provided by operating activities during 2009 was primarily the result of net income for the year of $5,664, a decrease in inventory of $1,354, and non-cash depreciation and stock-based compensation expense of $2,596 and $403, respectively, offset by the non-cash gain of $2,359 resulting from the reversal of the long-term reserve associated with the settlement of the Matrix Funding Corporation (“Matrix”) debt, an increase in accounts receivable of $2,230 attributed to several large shipments that occurred in December 2009 and a provision for returns and allowance reserves of $784.

Cash used in investing activities in 2009 was $1,430 compared to cash provided by investing activities of $563 in 2008. The cash used in investing activities in 2009 was primarily for capital expenditures of $1,725, the majority of which was used for the upgrade of a production machine in our German manufacturing facility.  These investments were partially offset by the release of $261 of restricted cash to cash and cash equivalents in the first quarter of 2009.  This reclassification was associated with the expiration of contractual obligations relating to consigned precious metals in Germany, which required a cash deposit.

Cash used in financing activities of $1,967 in 2009 was comprised primarily of our settlement of the Matrix term debt in the first quarter 2009 and other debt payments totaling $2,242 in aggregate.  The final debt payment with Matrix was $995 and scheduled payments related to other term debt and capital lease obligations represented $1,247.  Cash used for the retirement of debt obligations in 2009 was partially offset by proceeds from the exercise of stock options of $54 and an investment tax credit of $221 (165 Euros) received in the second quarter 2009 for fixed asset purchases in Germany.

We entered into an agreement with the Saxony government in Germany in May 1999 under which we received investment grants. As of December 31, 2010, we had received approximately 5,000 Euros of the grants and accounted for these grants by applying the proceeds received to reduce the cost of our fixed assets at our Dresden manufacturing facility. As of December 31, 2010, all government grants had been applied or repaid eliminating restricted cash.

Borrowing arrangements

As of December 31, 2010, we were in compliance with all financial covenants under all of our financial instruments.

Borrowing Arrangements with Wells Fargo Bank

In June 2009, we entered into a Credit Agreement with Wells Fargo Bank (“Bank”).  The Credit Agreement provides for a $3,000 revolving line of credit.  Advances under the line exceeding $1,500 are limited to 80% of eligible accounts receivable.  We are not eligible for additional borrowings if our consolidated cash balance falls below $3,500.  Amounts borrowed under the facility bear interest at either prime plus 0.75% or LIBOR plus 3.5%, determined at our discretion, and is annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by our assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements.    Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is June 2011.  Although we expect to renew the credit line, we can provide no assurance that we will be successful in obtaining a new or replacement credit facility upon acceptable terms.  As of December 31, 2010, we had no balance outstanding on our line of credit.

In August 2010, our Credit Agreement with the Bank was amended to provide for a $1,250 term loan, which was funded on September 2, 2010.  Amounts borrowed under the term loan are payable over 36 months in equal installments and bear interest at a fixed rate of 4.05%.  The Credit Agreement was further amended to provide covenants for tangible net worth and fixed charge coverage ratio.

On December 27, 2010, we entered into a lease agreement with the Bank to finance research and development equipment.  The lease term is 48 months and requires monthly payments.  As of December 31, 2010, the principal balance of this lease was $270.

We have classified $480 and $936 outstanding under the Bank term loan and capital lease as a short-term liability and long-term liability, respectively, at December 31, 2010.  We are obligated to pay an aggregate of $417 in principal under our Wells Fargo term loan in 2011.

As of December 31, 2010, we were in compliance with all covenants under the Credit Agreement and capital lease.

Borrowing Agreements with German Banks

Our borrowing arrangements with various German banks as of December 31, 2010 are described in Note 5 of the Notes to Consolidated Financial Statements (Item 8. “Financial Statements and Supplementary Data”) set forth herein. We are in compliance with all of the covenants of the German bank loans and capital leases, and we have classified $414 and $2,512 outstanding under the German bank loans as a short-term liability and long-term liability, respectively, at December 31, 2010.  We are obligated to pay an aggregate of $331 in principal under our German bank loans in 2011.

U.S. Capital Leases

Our borrowing arrangements with a U.S. capital leasing institution as of December 31, 2010 is described in Note 5 of the Notes to Consolidated Financial Statements (Item 8. “Financial Statements and Supplementary Data”) set forth herein. We are in compliance with all of the covenants of the capital lease, and we have classified $130 and $63 outstanding under the capital lease as a short-term liability and long-term liability, respectively, at December 31, 2010.  We are obligated to pay an aggregate of $130 in principal under our U.S. capital lease agreement in 2011.

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

Capital expenditures

Capital expenditures were $1,888 and $1,725 in 2010 and 2009, respectively.  The capital expenditures were primarily related to the upgrade of our production machines and facilities, as well as to research and development tools.  We expect to spend approximately $7,600 in 2011 primarily related to machinery and equipment for Heat Mirror automation and additional equipment investment in our Germany facility.

Future Obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating leases and other non-cancelable contractual commitments are as follows at December 31, 2010 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Contractual Obligations:
Term debt (1)	$3,962	$748	$1,392	$663	$1,159
Capital lease obligations (1)	573	276	225	72	-
Term debt and capital lease obligation interest (1)	841	231	295	182	133
Other obligations (2)	2,935	-	-	-	2,935
Operating leases (3)	1,151	591	560	-	-
Total Contractual Cash Obligations	$9,462	$1,846	$2,472	$917	$4,227
________________

(1)	Represents the principal and interest allocations of loan and capital lease agreements with Varilease Finance Inc., Wells Fargo Bank and several German Banks.

(2)	Represents accumulated dividends accrual on Series A Preferred Stock (greater than five years).

(3)	Represents the remaining rents owed on buildings we rent in Palo Alto, California, and Chicago, Illinois.

Interest obligations relating to our term debt and capital lease obligations declined for the year ended December 31, 2010 to $304 from $401 for the year ended December 31, 2009.

As of December 31, 2010, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.  The terms of the leases for these facilities continue through June 30, 2011.  The monthly rent payment for this facility was $39 for 2010. In 2011, the monthly rent payments will increase to $40 through the expiration of the lease.  In February 2011, we terminated the existing and entered into a new lease for this space, which expires in 2016.

As of December 31, 2010, we also had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  This manufacturing space is currently vacant. The monthly rent payment for this facility in 2010 was $4. In 2011, the rent payments will be $4. The lease expires on December 31, 2011.

As of December 31, 2010, we had a lease obligation for 75,640 square feet at 4404 W. Ann Lurie Place, Chicago, Illinois 60632 for the operations of SIG.  The monthly rent payment for this facility in 2010 was $20.  In 2011, the monthly rent payments are $20, which increases to $25 in April 2011, $26 in October 2011, and increases thereafter annually at a rate of 3.6% through the expiration of the lease in 2013.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets and liabilities we report, our disclosure of contingencies, and the amounts of revenues and expenses we report in our consolidated financial statements. If we used different judgments or estimates, or assumptions there might be material differences in the amount and timing of revenues and expenses we report.  See Note 1 of our Notes to Consolidated Financial Statements (Item 8. “Financial Statements and Supplementary Data”) for details regarding our accounting policies. The critical accounting policies, judgments, estimates and assumptions which we believe have the most significant effect on our consolidated financial statements, are set forth below:

•	Revenue recognition;

•	Stock-based compensation;

•	Allowances for doubtful accounts and sales returns;

•	Valuation of inventories;

•	Assessment of the probability of the outcome of current litigation;

•	Valuation of long-lived assets;

•	Impairment of intangibles and goodwill; and

•	Accounting for income taxes.

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

Stock-Based Compensation. We account for stock-based compensation under the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. Stock-based compensation expense in fiscal 2010, 2009 and 2008 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  We use the Black-Scholes option pricing model, which requires assumptions requiring a high degree of judgment.  The value portion of the award that is ultimately expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

Allowances for doubtful accounts and sales returns. We establish allowances for doubtful accounts and sales returns for specifically identified, as well as anticipated, doubtful accounts and product quality and warranty claims based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment, sales returns and claims experience. As of December 31, 2010, our consolidated balance sheet included allowances for doubtful accounts and sales returns of $128 and $1,187, respectively.  As of December 31, 2009, our consolidated balance sheet included allowances for doubtful accounts and sales returns of $115 and $607, respectively. During 2010 and 2008 we recorded sales return costs of $1,065 and $1,247, respectively, and in 2009, a credit of $326. We incurred bad debt expense of $16 and $264 in 2010 and 2008, respectively and a credit to bad debt expense of $23 in 2009. These credits were incurred as a result of our customers paying written-off receivable balances. If our actual bad debt and product quality and sales returns costs differ from our estimates, or if we adjust our estimates in future periods, our operating results, cash flows and financial position could be materially adversely affected.

Valuation of inventories. We state inventories at the lower of cost or market. We establish provisions for excess, obsolete, impaired and non-standard width inventories after periodic evaluation of historical sales, current economic trends, forecasted sales, predicted lifecycle and current inventory levels. As of December 31, 2010, 2009 and 2008, our reserve balances totaled $562, $993 and $1,100, respectively, primarily for impaired and non-standard width inventories. Subcontractor yields can adversely impact the scrap rate of inventory during a particular period.  The timing of the disposal of impaired and non-standard width inventories can materially impact the balance of inventory reserves.

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

Intangible Assets.  We perform a quarterly review of intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets

Goodwill.  Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is allocated to the appropriate reporting unit as reviewed by our chief decision maker responsible for reviewing operating performance and allocating resources. Goodwill is tested annually during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Impairment of goodwill is evaluated using a two step process. First, the fair value of the reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and thus, the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  As of December 31, 2010, no impairment charges have been recorded against goodwill.

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

In the United States, prior to 2007, we had a history of losses and, as a result, have historically provided for a valuation allowance for net deferred tax assets. Each quarter, we evaluate the need to retain all or a portion of the valuation allowance on its net deferred tax assets. During 2010, we determined that it was more likely than not that the deferred tax assets, including NOLs, would be realized, and as a result, released $12,833 of the valuation allowance. In making this determination, we analyzed, among other things, our recent history of earnings, our cumulative earnings for the last 12 quarters, and forecasts of future earnings. The reversal of the valuation allowance resulted in an income tax benefit of $4,535 for the year ended December 31, 2010, and an increase in the current and non-current deferred tax assets on the consolidated balance sheet as of December 31, 2010.

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

Recently issued accounting pronouncements

Since December 31, 2010, there are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit which bears an interest rate equal to 0.75% above the prime rate or 3.5% above LIBOR (which was 3.80% at December 31, 2010) and is calculated based on amounts borrowed under the facility. In addition, one of our German loans had its interest rate reset to 5.73%, the prevailing market rate in 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% adverse fluctuation in the interest rate on our line of credit and bank loans would have had an effect of approximately $30 on our interest expense for 2010.

Investment Risk

We invest our excess cash in select money market accounts and certificates of deposit and, by practice, limit the amount of exposure to any one institution. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate of any of our floating rate securities would not be material for 2010.

Foreign Currency Risk

International revenues (primarily defined as sales to customers located outside of the United States) accounted for approximately 84% of our total sales in 2010. Approximately 43% of our international revenues were denominated in Euros, relating to shipments from our Dresden facility in 2010.  The other 41% of our international revenues were denominated in U.S. dollars. In addition, certain transactions with foreign suppliers are denominated in foreign currencies. The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $1,922 on net revenues and $1,802 on expenses for 2010 and the effect on expenses of a 10% fluctuation in the Yen exchange rate would have had an effect of approximately $316 on expenses for 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Southwall Technologies Inc.

We have audited the accompanying consolidated balance sheet of Southwall Technologies Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2010, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule of Southwall Technologies Inc. and subsidiaries listed in Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwall Technologies Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP
San Jose, California
March 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Southwall Technologies Inc.

We have audited the accompanying consolidated balance sheet of Southwall Technologies Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009.  Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2009, listed in the Index at Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwall Technologies Inc. and its subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
March 24, 2010

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$13,776	$12,454
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,316 and $722 in 2010 and 2009, respectively	5,902	5,300
Inventories, net	5,536	4,522
Prepaid income taxes	2,017	-
Other current assets	1,901	1,479
Total current assets	29,132	23,755
Property, plant and equipment, net	15,235	14,393
Goodwill	1,854	-
Intangible assets	901	-
Deferred tax and other assets	3,468	156
Total assets	$50,590	$38,304

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt and capital lease obligations	$1,024	$808
Accounts payable	2,628	1,258
Accrued compensation	1,742	1,395
Other accrued liabilities	4,764	4,274
Total current liabilities	10,158	7,735
Term debt and capital lease obligations	3,511	3,358
Other long term liabilities	112	58
Total liabilities	13,781	11,151
Commitments and contingencies (Notes 5 and 9)

Series A convertible preferred stock, $0.001 par value;
5,000 shares authorized, 4,893 shares outstanding at December 31, 2010 and 2009 (Liquidation preference: $7,745 and $7,255 at 2010 and 2009, respectively)	4,810	4,810
Southwall stockholders' equity:
Common stock, $0.001 par value; 10,000 and 50,000 shares authorized, and 5,799 and 28,791 shares outstanding at December 31, 2010 and 2009, respectively	29	29
Capital in excess of par value	78,759	78,291
Accumulated other comprehensive income	3,466	4,382
Accumulated deficit	(50,228)	(60,359)
Total Southwall stockholders' equity	32,026	22,343
Noncontrolling interest	(27)	-
Total equity	31,999	22,343
Total liabilities, preferred stock and stockholders’ equity	$50,590	$38,304

(1)
All common share amounts (except par value and par value per share amounts) have been retroactively restated for December 31, 2010 to reflect the Company’s 1-for-5 reverse stock split of its common stock described in Note 1 to these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

Net revenues	$45,017	$32,103	$41,920
Cost of revenues	24,962	17,704	24,378
Gross profit	20,055	14,399	17,542
Operating expenses (income):
Research and development	3,733	2,874	2,996
Selling, general and administrative	10,010	8,037	8,199
Restructuring (recoveries) expenses, net	-	(56)	-
Total operating expenses	13,743	10,855	11,195
Income from operations	6,312	3,544	6,347
Interest expense, net	(295)	(570)	(586)
Other income (expense), net	102	2,844	(62)
Income before provision for (benefit from) income taxes	6,119	5,818	5,699
Provision for (benefit from) incomes taxes	(3,678)	154	511
Net income	9,797	5,664	5,188
Net loss attributable to noncontrolling interest	(334)	-	-
Net income attributable to Southwall	10,131	5,664	5,188
Deemed dividend on preferred stock	489	489	489
Net income attributable to common stockholders	$9,642	$5,175	$4,699

Net income per share (1):
Basic	$1.67	$0.90	$0.83
Diluted	$1.39	$0.82	$0.76

Weighted average shares used in computing net income per share (1):
Basic	5,769	5,746	5,650
Diluted	7,274	6,897	6,852

(1)
All share and per share amounts have been retroactively restated for all periods presented to reflect the Company’s 1-for-5 reverse stock split described in Note 1 to these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Southwall Stockholders' Equity	Non-controlling Interests	Total

Balance December 31, 2007	27,820	$28	$78,290	$(71,211)	$4,776	$11,883	$-	$11,883
Net income				5,188		5,188		5,188
Cumulative translation adjustment					(507)	(507)		(507)
Comprehensive income						4,681	-	4,681
Issuance of shares on stock option and warrant exercises	887	1	303			304		304
Dividend accrual on Series A Preferred Stock			(489)			(489)		(489)
Stock-based compensation expense			219			219		219
Balance December 31, 2008	28,707	29	78,323	(66,023)	4,269	16,598	-	16,598
Net income				5,664		5,664		5,664
Cumulative translation adjustment					113	113		113
Comprehensive income						5,777	-	5,777
Issuance of shares on stock option exercises	84		54			54		54
Dividend accrual on Series A Preferred Stock			(489)			(489)		(489)
Stock-based compensation expense			403			403		403
Balance December 31, 2009	28,791	29	78,291	(60,359)	4,382	22,343	-	22,343
Net income				10,131		10,131	(334)	9,797
Net unrealized loss on cash flow hedge					(5)	(5)		(5)
Cumulative translation adjustment					(911)	(911)		(911)
Comprehensive income						9,215	(334)	8,881
Issuance of shares on stock option exercises	41		273			273		273
Acquisition of controlling interest in SIG							346	346
Purchase of noncontrolling interest in SIG			39			39	(39)	-
Dividend accrual on Series A Preferred Stock			(489)			(489)		(489)
Net excess tax benefits from stock options			17			17		17
Stock-based compensation expense			628			628		628
Adjustment for 1-for-5 reverse stock split	(23,033)
Balance December 31, 2010	5,799	$29	$78,759	$(50,228)	$3,466	$32,026	$(27)	$31,999

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$9,797	$5,664	$5,188
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition of controlling interest in Southwall Insulating Glass, LLC (“SIG”)	(706)	-	-
Gain on settlement of liability	-	(2,359)	-
Deferred income tax	(4,414)	(38)	38
Net excess tax benefits from stock options	(17)	-	-
(Gain) loss on disposal of property, plant and equipment	33	(4)	97
Depreciation and amortization	2,813	2,596	2,647
Stock-based compensation expense	628	403	219
(Provision for) recovery of inventory reserves	(300)	107	(428)
(Provision for) recovery of returns and allowance reserves	594	(784)	338
Non-cash effect of acquisition of controlling interest in SIG	(232)	-	-
Changes in operating assets and liabilities:
Accounts receivable	657	(2,230)	530
Inventories	(622)	1,354	103
Other current and non-current assets	(2,030)	(20)	601
Accounts payable and accrued liabilities	(595)	539	(2,233)
Net cash provided by operating activities	5,606	5,228	7,100
Cash flows from investing activities:
Acquisition of assets of Crown Operations International	(3,302)	-	-
Acquisition of controlling interest in SIG, net of cash acquired	(195)	-	-
Restricted cash	-	261	1,189
Proceeds from sale of property, plant and equipment	-	34	-
Expenditures for property, plant and equipment and other assets	(1,888)	(1,725)	(626)
Net cash provided by (used in) investing activities	(5,385)	(1,430)	563
Cash flows from financing activities:
Principal payments on term debt and capital lease obligations	(921)	(2,242)	(3,551)
Borrowings from term loan	1,250	-	-
Investment credit in Germany	379	221	-
Net excess tax benefits from stock options	17	-	-
Proceeds from stock option and warrant exercises	273	54	304
Net cash provided by (used in) financing activities	998	(1,967)	(3,247)
Effect of foreign exchange rate changes on cash	103	(145)	(140)
Net increase in cash and cash equivalents	1,322	1,686	4,276
Cash and cash equivalents, beginning of year	12,454	10,768	6,492
Cash and cash equivalents, end of year	$13,776	$12,454	$10,768
Supplemental cash flow disclosures:
Interest paid	$309	$508	$730
Income taxes paid	$2,412	$717	$428
Supplemental schedule of non-cash investing and financing activities:
Dividends accrued	$489	$489	$489
Acquisition of interest in SIG (Note 12)	$39	$-	$-
Abandonment of leased asset and cancellation of lease with Sound Solutions	$411	$-	$-
Deposits through capital leases	$-	$-	$210
Deposits applied to acquisition of property, plant and equipment	$-	$210	$-
Property, plant and equipment acquired through capital leases	$270	$88	$605

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWALL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 1 - THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

The Company

Southwall Technologies Inc. (“Southwall”, “we”, “us”, “our”, and the “Company” refer to Southwall Technologies Inc. and its subsidiaries, Southwall Europe GmbH, Southwall IG Holdings, Inc., Southwall Insulating Glass, LLC (“SIG”) and Crown Operations International, LLC) is a developer, manufacturer and marketer of high performance films and, beginning in 2008, glass products that improves energy efficiency in architectural and automotive glass applications. We have developed a variety of products that control sunlight in automotive glass, reduce light reflection, reduce electromagnetic radiation and improve image quality in electronic display products and conserve energy in architectural products. Our products consist of transparent solar-control films for automotive glass; energy control films for architectural glass; and in the past has included and may include in the future anti-reflective films for computer screens, including flat panel displays, plasma displays, and transparent conductive films for use in touch screen and liquid crystal displays; and various other coatings.

Reverse Stock Split

On March 9, 2011, the Company completed a 1-for-5 reverse stock split of its common stock, pursuant to previously obtained stockholder approval on May 12, 2010.  The reverse stock split reduced the number of shares of the Company’s common stock issued and outstanding from approximately 28.8 million to approximately 5.8 million.  In connection with the reverse stock split, the Company also reduced the number of our authorized shares of common stock from 50 million to 10 million to reflect the reverse stock split ratio.  All share and per share amounts herein are presented on a post-reverse stock split basis, other than the consolidated balance sheet at December 31, 2009 and the consolidated statements of stockholders’ equity for the years ended December 31, 2007 through December 31, 2009.

Principles of consolidation

The consolidated financial statements include the accounts of Southwall, its wholly-owned subsidiaries and its controlled majority-owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year's consolidated balance sheets and statements of cash flows to conform to the current year presentation.

Foreign currency translation

The Company's German subsidiary uses the Euro as its functional currency. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars in accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters (“ASC 830”). Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Exchange gains or (losses) from the translation of assets and liabilities for the years ended December 31, 2010 and 2009 were $(911) and $113, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive income (loss). Gains and (losses) arising from transactions denominated in currencies other than the functional currency were ($333), $134 and $29 in 2010, 2009 and 2008, respectively, and are included in other income (expense), net.

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The estimates included in preparing our consolidated financial statements include:  allowance for doubtful accounts and sales returns, the accrual for warranties, income taxes, inventory valuations (including reserves for excess and obsolete and impaired inventories), stock-based compensation, and reserves for decommissioning costs associated with leasehold asset retirement obligations.  Actual results could differ from those estimates.

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

Reserve for sales returns

We establish allowances for sales returns for specifically identified product quality claims as well as estimated potential future claims based on our sales returns and claims experience. We offer ten-year, five-year and less than one year quality claim periods for our products.  These amounts are included in accounts receivable, net, in the accompanying consolidated balance sheets.

Concentrations of risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

The Company invests in selected financial instruments such as different types of money market funds and certificates of deposit. By policy, the Company limits the amount of credit exposure to any one financial institution or commercial issuer. For U.S. funds, the Company had $10,990 in cash equivalents at December 31, 2010, the majority of which is covered by the U.S. Treasury’s Money Market Guarantee Program or held in certificates of deposit which are FDIC insured up to $250.  The Company also had approximately $2,391 in foreign banks or foreign currency denominated accounts at December 31, 2010.

The Company sells its products throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon anticipated collectability of all accounts receivable.

The Company’s four largest customers accounted for approximately 76% of its net revenues in 2010 and the Company’s seven largest customers accounted for 69% and 74% of its net revenues in 2009 and 2008, respectively. During 2010, Solutia, Pilkington PLC and Saint Gobain Sekurit accounted for 38%, 16% and 12%, respectively, of the Company's net revenues.  During 2009, Solutia, Pilkington PLC, Saint Gobain Sekurit and Guardian accounted for 24%, 20%, 11% and 10%, respectively, of the Company's net revenues.  During 2008, Solutia, Pilkington PLC, and Saint Gobain Sekurit accounted for 33%, 16%, and 13%, respectively, of the Company's net revenues.

The Company expects to continue to derive a significant portion of its net film revenues from a relatively small number of customers. Accordingly, the loss of a large customer could materially hurt the Company's business, and the deferral or loss of anticipated orders from a small number of customers could materially reduce our revenue, operating results and cash flows in any period.

At December 31, 2010, accounts receivable from four customers represented 40%, 20%, 11% and 11% of the Company’s total accounts receivable.  At December 31, 2009, accounts receivable from four customers represented 32%, 23%, 12% and 12% of the Company's total accounts receivable.

The Company manufactures its products using materials procured from third-party suppliers. The Company obtains certain of these materials from limited sources. For example, the substrate the Company uses in the manufacture of its Heat Mirror products is currently available from one main qualified source. The loss of the Company’s current source of supply would adversely affect its ability to meet its scheduled product deliveries to customers. Alternative sources of supply are being pursued; however, it takes approximately 18 to 24 months for the Company to qualify a new supplier and it may not be able to successfully develop such sources.

The Company relies on third-party subcontractors to add properties, primarily adhesives, to some of its products. There are only a limited number of qualified subcontractors that can provide some of the services required by the Company.  The loss of a subcontractor could adversely affect the Company’s ability to meet its scheduled product deliveries to customers, which could damage the Company’s relationships with customers. If the Company’s subcontractors do not produce a quality product, the Company’s yield will decrease and its margins will be lower.

Furthermore, the Company’s production machines are large, complex and difficult to design and produce. It can take up to a year from the time the Company orders a machine until it is delivered. Following delivery, it can take the Company, with the assistance of the manufacturer, up to six additional months to test and prepare the machine for commercial production. There are a limited number of companies that are capable of manufacturing these machines to the Company’s specifications. The Company’s inability in the future to have new production machines manufactured and prepared for commercial production in a timely manner would have a material adverse effect on its business.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. The Company uses the units-of-production method for calculating depreciation on certain of its production machines and the straight-line method for all other property and equipment. Estimated useful lives of the assets range from five to ten years. On its large-scale production machines for which the units-of-production depreciation method is used, the Company records minimum annual depreciation of at least one-half of the depreciation that would have been recorded utilizing the straight-line depreciation method over a ten-year life. Leasehold improvements are amortized using the term of the related lease or the economic life of the improvements, if shorter.  Depreciation of assets acquired under capital lease is included in depreciation expense.

Additions, major improvements and enhancements are included in the asset accounts at cost. Ordinary maintenance and repairs are charged to expense as incurred. Gains or losses from disposal are included in operating expenses in selling, general and administrative expenses. Depreciation and amortization expense related to property and equipment for 2010, 2009 and 2008 was $2,669, $2,596 and $2,647, respectively.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) a significant decline in our market capitalization, for an extended period of time, relative to net book value. When we determine that there is an indicator that the carrying value of long-lived assets may not be recoverable, we measure impairment based on estimates of future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses within our company, the fair values of certain assets based on appraisals, and industry trends. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.  No impairment has been incurred during the years ended December 31, 2010, 2009 and 2008.

Intangible Assets

The Company performs a quarterly review of intangible assets to determine if facts and circumstances indicate that the useful life is shorter than it had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.  No impairment was incurred during the year ended December 31, 2010.

Goodwill

Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is allocated to the appropriate reporting unit as reviewed by the Company’s chief decision maker responsible for reviewing operating performance and allocating resources. Goodwill is tested annually during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Impairment of goodwill is evaluated using a two step process. First, the fair value of the reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and thus, the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. No impairment was incurred during the year ended December 31, 2010.

Fair value disclosures of financial instruments

The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities using available market information and valuation methodologies considered to be appropriate and has determined that the book value of those instruments at December 31, 2010 and 2009 approximates fair value.

Based on borrowing rates currently available to the Company for debt and capital leases with similar terms, the carrying value of our term debt and capital leases approximates fair value.

The Company invests its cash and cash equivalents primarily in money market funds and certificates of deposit.  We utilize the market approach to measure fair value of our financial assets.

Cash and cash equivalents are summarized as follows:

	December 31, 2010
	Fair Value	Book Value	Unrealized Gain, net
Money market funds, Level I	$8,990	$8,990	$-
Certificates of deposit, Level I	2,000	2,000	-
Total cash equivalents	10,990	10,990	-
Cash	2,786	2,786	-
Total cash and cash equivalents	$13,776	$13,776	$-

	December 31, 2009
	Fair Value	Book Value	Unrealized Gain, net
Money Market Funds, Level I	$8,027	$8,027	$-
Certificates of deposit	1,750	1,750	-
Total cash equivalents	9,777	9,777	-
Cash	2,677	2,677	-
Total cash and cash equivalents	$12,454	$12,454	$-

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  As of December 31, 2010, the Company did not have any Level 2 instrument valuations which were obtained from readily available pricing sources for comparable instruments or any Level 3 instruments without observable market values that would require a high level of judgment to determine fair value.

Research and development expense

Research and development costs are expensed as incurred. Costs included in research and development expense include salaries, outside services, building costs, utilities, administrative expenses and allocated costs

Comprehensive income (loss)

The Company has adopted the provisions of ASC 220, Comprehensive Income. ASC 220 establishes standards for reporting and display in the financial statements of total net income (loss) and the components of all other non-owner changes in equity, referred to as comprehensive income (loss). Accordingly, the Company has reported the translation gain (loss) from the consolidation of its foreign subsidiary in comprehensive income (loss).  Comprehensive income (loss) is included in the statements of stockholders’ equity for the years ended December 31, 2010, 2009 and 2008.

Restructuring costs

The Company records restructuring reserves when management has approved a plan to restructure operations and a liability has been incurred in accordance with ASC 420, Exit or Disposal Cost Obligations.

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. Stock-based compensation expense in fiscal 2010, 2009 and 2008 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the current provisions of ASC 718. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The Company uses the Black-Scholes option pricing model.  The portion of the award that is ultimately expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

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

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share.  Accordingly, at December 31, 2010, 2009, and 2008, respectively, stock options to purchase 910, 203 and 437 shares at a weighted average price of $5.05, $7.38, and $7.40 per share were excluded from the computation of diluted weighted average shares outstanding.

Tables summarizing net income attributable to common stockholders, for basic and diluted net income per share, and shares outstanding are shown below (in thousands):

	Years Ended December 31,
	2010	2009	2008

Net income attributable to common stockholders - basic	$9,642	$5,175	$4,699
Add: Deemed dividend on preferred stock	489	489	489
Net income attributable to common stockholders - diluted	$10,131	$5,664	$5,188
Weighted average common shares outstanding-basic (1)	5,769	5,746	5,650
Dilutive effect of warrants	-	-	35
Dilutive effect of Series A preferred shares	978	978	979
Dilutive effect of stock options	527	173	188
Weighted average common shares outstanding – diluted (1)	7,274	6,897	6,852
Basic income per share	$1.67	$0.90	$0.83
Diluted income per share	$1.39	$0.82	$0.76

(1)
All share and per share amounts have been retroactively restated for all periods presented to reflect the Company’s 1-for-5 reverse stock split described in Note 1 to these consolidated financial statements.

Recent Accounting Pronouncements

There have been no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 2 – STOCK-BASED COMPENSATION

The following table sets forth the total stock-based compensation expense resulting from stock options included in the consolidated statements of operations in 2010, 2009 and 2008 (All share and per share information presented gives effect to the 1-for-5 reverse stock split, which occurred on March 9, 2011):

	Years Ended December 31,
	2010	2009	2008
Cost of revenues	$15	$10	$5
Research and development	107	67	26
Selling, general and administrative	506	326	188
Stock-based compensation expense before income taxes	628	403	219
Income tax benefit	-	-	-
Total	$628	$403	$219

Cash proceeds from the exercise of stock options in 2010, 2009 and 2008 were $273, $54 and $304, respectively. The income tax benefit was realized from stock option exercises was $17, $0 and $0 for 2010, 2009 and 2008, respectively. In accordance with ASC 718, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

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

Grants of stock options are made pursuant to the Company’s Long Term Incentive Plan (the “2007 Plan”), which was approved by the Company’s Board of Directors on April 25, 2007 and by the Company’s shareholders on May 24, 2007.  The 2007 Plan authorizes the granting of up to 2,000 shares of common stock. Under the terms of the 2007 Plan, the Company can grant both Incentive Stock Options and Nonstatutory Stock Options.  Grants issued under the 2007 Plan generally vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the 2007 Plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise options within a period of three months after such termination of service occurs.  The 2007 Plan provides for longer expiration periods for employees who terminate but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration will be extended anywhere from three months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct.  As of December 31, 2010, there were 1,287 shares of common stock available for grant under the 2007 Plan.

The activity under the option plans, combined, was as follows:

	Options	Weighted-Average Exercise Price
Options outstanding at January 1, 2008	1,042	$5.41
Granted	233	4.36
Exercised	(106)	2.87
Cancelled or expired	(208)	9.44
Options outstanding at December 31, 2008	961	$4.56

Granted	212	3.21
Exercised	(17)	3.20
Cancelled or expired	(25)	24.52
Options outstanding at December 31, 2009	1,131	$3.89

Granted	230	8.20
Exercised	(40)	6.79
Cancelled or expired	(34)	6.93
Options outstanding at December 31, 2010	1,287	$4.49

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for 2010, 2009 and 2008:

	2010	2009	2008
Expected life (in years)	5.00	5.17	5.66
Risk-free interest rate	2.36%	2.00%	3.08%
Volatility	103%	108%	81%
Dividend	n/a	n/a	n/a
Weighted-average fair value at grant date	$6.28	$2.53	$2.69

The Company's computation of expected volatility is based on historical volatility. The Company's computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant. The Company has not issued or declared any dividends on its common stock. Additional information regarding options outstanding, exercisable and expected to vest as of December 31, 2010 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	1,287	$4.49	6.67	$7,425
Vested and expected to vest at December 31, 2010	1,163	$4.35	6.46	$6,871
Exercisable at December 31, 2010	726	$3.76	5.41	$4,711

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Southwall's closing stock price on the last trading day of fiscal 2010 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $131, $36 and $273 for 2010, 2009 and 2008, respectively. As of December 31, 2010, $1,100 of total unrecognized compensation cost related to stock options, net of forfeitures, was expected to be recognized over a weighted-average period of approximately 2.86 years.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(years)	Price	Exercisable	Price
$1.90 - $1.90	3	5.82	$1.90	3	$1.90
$2.25 - $2.25	169	6.10	2.25	125	$2.25
$2.50 - $2.90	173	5.24	2.73	146	$2.71
$3.00 - $3.55	272	7.33	3.21	138	$3.27
$3.65 - $4.10	27	4.93	3.68	26	$3.68
$4.20 - $4.20	200	7.16	4.20	100	$4.20
$4.40 - $5.05	88	4.19	4.49	76	$4.44
$5.40 - $6.40	98	5.05	6.04	84	$6.08
$7.50 - $13.35	257	8.55	8.22	28	$8.41
$1.90 - $13.35	1,287			726

NOTE 3 - BALANCE SHEET DETAIL

	December 31,
	2010	2009
Inventories, net:
Raw materials	$3,072	$2,010
Work-in-process	817	1,176
Finished goods	1,647	1,336
	$5,536	$4,522

	December 31,
	2010	2009
Property, plant and equipment, net:
Land, buildings and leasehold improvements	$9,453	$8,015
Machinery and equipment	33,099	31,539
Furniture and fixtures	2,769	3,986
	45,321	43,540
Less - accumulated depreciation and amortization	(30,086)	(29,147)
	$15,235	$14,393

The Company’s property, plant and equipment included approximately $1,230 and $999 of assets held under capital leases at December 31, 2010 and 2009, respectively.  Accumulated depreciation for assets held under capital lease was $352 and $197 at December 31, 2010 and 2009, respectively.

	December 31,
	2010	2009
Other Accrued Liabilities:
Accrued asset retirement obligations	$480	$480
Accrued dividend payable – Series A Preferred Stock	2,935	2,446
Income tax payable	157	130
Accrued settlement expense	49	300
Accrued accounting and tax fees	193	384
Customer deposits	560	101
Other accrued liabilities	390	433
	$4,764	$4,274

Restructuring costs.

In December 2002, the Company implemented a reduction in force at its Palo Alto location and elected to vacate certain buildings in Palo Alto. As a result of these actions, the Company incurred a restructuring charge of $2,624 in 2002 related to employee severance packages and the remaining rents due on excess facilities in Palo Alto that the Company no longer occupied. In 2003, the Company recorded a credit to operating expenses of $65 as a result of modifications to the severance packages of certain employees.  In 2006, the Company incurred a restructuring charge of $915 related to the closure of the Palo Alto manufacturing facility and the related severance and incentive payout to terminated employees. A manufacturing asset was also decommissioned in 2006. In 2007, the Company reserved an additional $56 for costs associated with its Palo Alto manufacturing facility, which was subsequently reversed in 2009 due to the Company’s change in cost estimate related to its Palo Alto manufacturing facility.  The balance in the restructuring liability at December 31, 2010 and 2009 was zero.

Indemnification obligations.

The Company's By-Laws require it to indemnify its officers and directors, as well as those who act as directors and officers of other entities, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. The indemnification obligations are more fully described in the Company’s By-Laws. The Company purchases insurance to cover claims made against its directors and officers, senior management and certain agents. Since a maximum obligation is not explicitly stated in the Company's By-Laws and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated and therefore no liability has been accrued at December 31, 2010. Historically, the Company has not made payments related to these indemnifications.

As is customary in the Company's industry and as provided for in local law in the U.S. and other jurisdictions, many of the Company's standard contracts provide remedies to customers and other third parties with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies customers, as well as suppliers, contractors, lessors, lessees, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company's products and services, the use of their goods and services, the use of facilities and state of Company-owned facilities, and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time, the Company sometimes provides protection to these parties against claims related to undiscovered liabilities, additional product liability, or environmental obligations. To date, claims made under such indemnifications have been insignificant, and therefore, no liability has been accrued at December 31, 2010.

NOTE 4 – FINANCING AGREEMENTS/SERIES A PREFERRED STOCK

On December 18, 2003, the Company entered into an investment agreement with Needham & Company, Inc., Needham Capital Partners II, L.P., Needham Capital Partners II (Bermuda), L.P., Needham Capital Partners III, L.P., Needham Capital Partners IIIA, L.P., Needham Capital Partners III (Bermuda), L.P., (together referred to as “Needham Company and its Affiliates”) and Dolphin Direct Equity Partners, L.P. (collectively with Needham Company and its Affiliates, “the Investors”).  On December 31, 2004, the Investors elected to convert all outstanding principal of, and accrued but unpaid interest on, their secured convertible promissory notes (“Convertible Notes”) of the Company into shares of the Company’s Series A 10% Cumulative Preferred Stock.  The Convertible Notes by their terms were convertible at the option of the holders into Series A Cumulative Preferred Stock at a rate of one share for each $1.00 of principal or interest converted.  The aggregate principal amount of the Convertible Notes converted by the Investors was $4,500 and interest accrued thereon as of the time of conversion was $393.  The aggregate number of shares of Series A Cumulative Preferred Stock issued as a result of the conversion was 4,893.  In particular, Needham Company and its Affiliates received 3,262 shares and Dolphin Direct Equity Partners, L.P. received 1,631 shares.

At December 31, 2010, Needham Company and its Affiliates and Dolphin Direct Equity Partners, L.P., own 39.0% and 16.0%, respectively, of the Company’s outstanding common stock.  In addition, if Needham Company and its Affiliates and Dolphin Direct Equity Partners, L.P. had converted Series A shares into common stock at December 31, 2010, they would have owned 43.0% and 18.5%, respectively, of the Company’s outstanding common stock.  In each of the years 2010, 2009 and 2008, the Company accrued $489 of deemed dividends on preferred stock with respect to Series A shares.  As of December 31, 2010, $2,935 is accrued and included in other accrued liabilities in the accompanying consolidated balance sheet.

Material Terms of the Series A Preferred Shares

●
Dividends.  Each of the Series A shares have a stated value of $1.00 and are entitled to a cumulative dividend of 10% per year, payable at the discretion of the Board of Directors (“Board”). Dividends on the Series A shares accrue daily commencing on the date of issuance and are deemed to accrue whether or not earned or declared and whether or not there are profits, surplus or other funds legally available for the payment of dividends. Accumulated dividends, when and if declared by the Board, will be paid in cash.

●
Liquidation Preference.   Upon a liquidation or dissolution of Southwall, the holders of Series A shares are entitled to be paid a liquidation preference out of assets legally available for distribution to the Company’s stockholders before any payment may be made to the holders of common stock. The liquidation preference is equal to the stated value of the Series A shares, which is $1.00 per share, plus any accumulated but unpaid dividends. Mergers, the sale of all or substantially all of the Company’s assets or the acquisition of Southwall by another entity and certain other similar transactions may be deemed to be liquidation events for these purposes.

●
Restrictions.  So long as any Series A shares are outstanding, unless all accrued dividends on all Series A shares have been paid, the Company is prohibited from taking certain actions, including redeeming or purchasing shares of its common stock and paying dividends on its common stock.

●
General Voting Rights.  Except under certain circumstances or as otherwise provided by law, the holders of Series A shares have no voting rights.  The approval of the holders of a majority of the Series A shares voting separately as a class will be required to effect certain corporate actions.

●
Conversion.  Each of the Series A shares is convertible into common stock at any time at the option of the holder.  Each of the Series A shares is convertible into a number of shares of common stock equal to the sum of its stated value divided by the conversion price of the Series A shares.  The conversion price of the Series A shares is $5.00 per share and is subject to adjustment in the event of any stock dividend, stock split, reverse stock split or combination affecting such shares.  The Series A shares also have anti-dilution protection that adjusts the conversion price downwards using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than the closing price per share of its common stock on any stock exchange on which its common stock is listed.  Each Series A share is initially convertible into one share of common stock.  If the closing price of the Company’s common stock on any stock exchange on which its common stock is listed is $20.00 or more per share (subject to appropriate adjustment if a stock split, reverse split or similar transaction is affected) for 30 consecutive days, all outstanding Series A shares shall automatically be converted.

●	Redemption. The Series A shares are not redeemable.

NOTE 5 - INTEREST-BEARING BANK DEBT AND CAPITAL

On May 19, 2008, the Company entered into a Credit Agreement (“2008 Credit Agreement”) with Wells Fargo Bank (the “Bank”).  The 2008 Credit Agreement provided for a $3,000 revolving line of credit, under which we could, from time to time, borrow up to 85% of eligible accounts receivables.  The interest rate on amounts borrowed under the facility was prime plus 0.75% annualized on the average daily financed amount outstanding.  All borrowings under the facilities were collateralized by our assets in the United States and were subject to certain covenants including minimum cumulative quarterly net income, minimum net worth and a maximum annual cap on unfinanced capital expenditures.  On November 28, 2008, an amendment to the Credit Agreement was executed that adjusted the minimum monthly book net worth covenant effective October 31, 2008. The maturity date of the facility was May 18, 2009.

In June 2009, the Company entered into a new Credit Agreement (the “2009 Credit Agreement”) with the Bank.  The 2009 Credit Agreement provides for a $3,000 revolving line of credit.  The Credit Agreement was renewed in June 2010.  Advances under the line exceeding $1,500 will be limited to 80% of eligible accounts receivable.  The Company is not eligible for additional borrowings, if the Company’s consolidated cash balance falls below $3,500.  Amounts borrowed under the facility bear interest at either prime plus 0.75% or LIBOR plus 3.5%, determined at the discretion of the Company, and is annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by the Company’s assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements.  The line of credit expires in June 2011, at which point the Company plans to renew the credit line, although no assurances can be given that the Company will be successful in obtaining a new or replacement credit facility due to restrictive credit markets.  The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the 2009 Credit Agreement with the Bank and the transactions contemplated thereby or a complete explanation of material terms thereof.  As of December 31, 2010, the Company had no amounts outstanding under the line of credit.

In August 2010, the 2009 Credit Agreement was amended to provide for a $1,250 term loan, which was funded on September 2, 2010.  Amounts borrowed under the term loan are payable over 36 months in equal installments and bear interest at a fixed rate of 4.05%.  The 2009 Credit Agreement was further amended to provide covenants for tangible net worth and fixed charge coverage ratio.

As of December 31, 2010, the Company's term debt and capital lease obligations consisted of the following:

			Term Debt	Capital Lease	Total Debt
			Balance at	Balance at	Balance at	Due In	Balance at
			December 31,	December 31,	December 31,	Next 12	December 31,
Description	Rate		2010	2010	2010	Months	2009

German bank loan dated May 12, 1999 (10 year)	6.13%		$-	$-	$-	$-	$6
German bank loan dated May 28, 1999 (20 year)	5.73	%(1)	2,816	-	2,816	331	3,403
German bank loan dated May 28, 2000 (10 year)	7.15%		-	-	-	-	254
Wells Fargo Bank dated September 2, 2010 (3 year)	4.05	%(2)	1,146	-	1,146	417	-
Total term debt			3,962	-	3,962	748	3,663

German bank financed lease dated June 1, 2008	7.518	%(3)	-	115	115	88	220
U.S. financing agreement dated May 20, 2008	19.80	%(4)	-	224	224	157	382
Wells Fargo Bank financing agreement dated December 27, 2010	4.47	%(5)	-	296	296	74	-
Total capital leases			-	635	635	319	602

Less interest on capital leases			-	62	62	43	99

Total term debt and capital lease obligations			3,962	573	4,535	1,024	4,166

Less current portion			748	276	1,024	-	808

Total term debt and capital
lease obligations, non-current			$3,214	$297	$3,511	$1,024	$3,358

(1)	Interest rate was reset on September 16, 2009 to 5.73%.

(2)	Interest rate is fixed at 4.05% until final repayment in 2010.

(3)	Interest rate is fixed at 7.518% until payoff.

(4)	Implied interest rate based on a lease rate factor.

(5)	Interest rate is fixed at 4.47% until payoff.

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

The Company performed an assessment under ASC 470-50 and 470-60, Debt Modifications and Troubled Debt Restructurings by Debtors to assess whether this debt restructuring constituted a troubled debt restructuring. The Company concluded that the debt restructuring was in fact a troubled debt restructuring as the Company was in financial difficulty, and the lessors had granted a concession to the Company, under the definitions of such conditions as set forth in ASC 470-60. The reduction in the amount of the debt indicated that a concession had been granted. ASC 470 requires an assessment of the total future cash payments specified by the new terms of the debt, including principal, interest and contingent payments. If the payments are less than the carrying amount of the payable, the Company should reduce the carrying amount to an amount equal to the total future cash payments specified by the new terms and should recognize a gain on restructuring of payables equal to the amount of the reduction. In its assessment, management factored in the $5,900 confession of judgment as a contingent payment, thereby eliminating any potential gain on restructuring. The carrying value of the debt would remain on the consolidated balance sheet and the liability would be reduced as payments were made, with a potential gain to be recorded at the date of the final payment and the expiry of the confession of judgment. Based on ASC 450, Contingencies, determination, when the Company considers default probable, the liability would be increased to the $5,900 confession of judgment value. The excess of the carrying value over the original $2,000 settlement was $2,354 and was recorded in other long-term liabilities in the consolidated balance sheet. On January 21, 2009, the Company paid $995, which constituted full and final payment of principal and interest on a note, pursuant to the terms of a settlement agreement resulting from the master sale-leaseback agreement.  Upon final payment of principal and interest, a formal release of the obligation under the 2004 settlement agreement was obtained from Portfolio Financial Servicing Company, the successor to Matrix Funding Corporation on January 21, 2009, and a gain of $2,359 was recognized in the first quarter of 2009 in other income (expense), net in the accompanying consolidated statements of operations.  At December 31, 2010 the balance was zero.

Loans from German Banks

On May 12, 1999, the Company entered into a loan agreement with a German bank that provided for borrowings up to 3,100 Euros ($3,900). Under the terms of this agreement, the funds were used solely for the purpose of capital investment by Southwall's German subsidiary. The term of the loan is for a period of 10 years and the principal is repayable in Euros after the end of one year in 36 quarterly payments. The interest rate on the loan was 6.13% per annum until December 31, 2009. At December 31, 2010, the balance was zero.

On May 28, 1999, the Company entered into a general loan agreement with a German bank. Under the terms of the loan agreement, funds were made available in three tranches, and were used solely for the purpose of capital investment by the Company's German subsidiary. The agreement contains various covenants with which the Company was in compliance at December 31, 2010; the Company is current with respect to all principal and interest payments due under the loan agreement. Under the first tranche, the Company borrowed 2,500 Euros ($3,200) for a term of twenty years beginning on May 28, 1999. The principal is repayable in Euros beginning after ten years in twenty equal, semi-annual payments. The loan bore fixed interest of 7.1% per annum for the first ten years. The interest rate was reset on September 16, 2009 to 5.73%. Of the borrowings outstanding under this tranche of $3,403 at December 31, 2009, $3,045 was classified as non-current in the accompanying consolidated balance sheet. Under the second tranche, the Company borrowed 1,700 Euros ($2,100) for a term of seven years beginning May 28, 1999 and the principal is repayable after one year in twelve equal, semi-annual payments. The loan bore fixed interest at 3.75% per annum for the period of seven years. At December 31, 2009, the amount due under this second tranche was zero. Under the third tranche, the Company borrowed 2,100 Euros ($2,700) for a term of ten years beginning on May 28, 2000, and the principal is repayable after one year, in 36 equal quarterly payments. The loan bears fixed interest of 7.15% per annum until the final payment in 2010. At December 31, 2010, the amount due under this tranche was zero.

The preceding German bank loans are collateralized by the production equipment, building and land owned by the Company's German subsidiary. The dollar equivalent value of the remaining balances for the preceding German bank loans has been calculated using the Euro exchange rate as of December 31, 2010.

During 2008, the Company entered into capital leases to finance manufacturing related equipment. The German bank financed leases dated June 1, 2008 had an aggregate principal balance of $110 as of December 31, 2010. The leases contain four-year terms, and require monthly payments. On May 20, 2008, the Company entered into a lease agreement with Varilease Finance, Inc. to finance manufacturing equipment for use by Southwall Insulating Glass, LLC.  The lease term is 36 months, and each monthly payment is based on a lease rate factor defined in the master lease agreement.  As of December 31, 2010, the principal balance of this lease was $193.

On December 27, 2010, the Company entered into a lease agreement with Wells Fargo Bank to finance research and development equipment.  The lease term is 48 months and requires monthly payments.  As of December 31, 2010, the principal balance of this lease was $270.

Scheduled principal payments of term debt and capital lease obligations for the next five years and thereafter, are as follows:

Amount

2011	$1,024
2012	904
2013	713
2014	403
2015	331
Thereafter	1,160
Total	$4,535

The Company incurred total interest on indebtedness of $304, $402 and $797 in 2010, 2009 and 2008, respectively.

As of December 31, 2010, the Company was in compliance with all of its financial covenants under all its financial instruments.

NOTE 6 - GOVERNMENT GRANTS AND INVESTMENT ALLOWANCES

The Company had an agreement to receive cash grant awards (the "Grant"), which was approved by the Saxony government in May 1999. As of December 31, 2010, the Company had received approximately 5,000 Euros under this Grant since 1999 and accounted for the Grant by applying the proceeds received to reduce the cost of fixed assets of the Dresden, Germany manufacturing facility.  The disclosed U.S. dollar amounts are based upon transaction date currency exchange rates.

Giving effect to an amendment of the terms of the Grant in 2002, the Grant was subject to the following requirements:

(a)	The grant was earmarked to co-finance the costs of the construction of a facility to manufacture XIR® film for the automotive glass industry;

(b)	The construction period for the project was from March 15, 1999 to June 30, 2006;

(c)	The total investment during the construction period should be at least 33,728 Euros ($33,883); and

(d)	The project must create at least one hundred fifteen permanent jobs and five apprenticeships by June 30, 2006.

The Company believes it met the above requirements at June 30, 2006.  The Company reached a settlement with the Saxony government regarding the unused grants, and in October 2007, it repaid 128 Euros ($185) to the Saxony Government consisting of 113 Euros ($163) of prepaid grants with 15 Euros ($22) of corresponding interest.

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

If the Company fails to meet the above requirements, the Saxony government has the right to demand repayment of the allowances. The Grants and investment allowances, if any, that the Company was entitled to seek from the Saxony government vary from year to year based upon the amount of capital expenditures that meet the above requirements. Generally, Southwall is not eligible to seek total investment grants for any year in excess of 33% of its eligible capital expenditures for that year. The Company cannot guarantee that it will be eligible for or receive additional grants or allowances in the future. As of December 31, 2010, the Company was in compliance with the requirements mentioned above.   The Company had accrued 150 Euros ($211) in the event that the number of qualified employees did not meet the grant specifications and has included this amount in other accrued liabilities in the consolidated balance sheet at December 31, 2008. The Company received notification from the Saxony Government that, in light of the economic downturn, penalties would not be assessed retroactively if headcount requirements were not met.  Upon receipt of such notification, the full amount accrued at December 31, 2008 was reversed in 2009.

NOTE 7 - INCOME TAXES

The provision for (benefit from) income taxes for the years then ended December 31, 2010, 2009 and 2008 consist of the following:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$685	$(128)	$49
State	(12)	32	38
Foreign	344	211	392
Total current	1,017	115	479

Deferred:
Federal	(4,415)	-	-
State	(232)	-	-
Foreign	(48)	39	32
Total deferred	(4,695)	39	32

Total provision for (benefit from) income taxes	$(3,678)	$154	$511

The income tax benefit in 2010 relates primarily to the release of the Company’s valuation allowance against deferred taxes.  The current tax provision is primarily the federal and foreign taxes.

The effective income tax rate differs from the federal statutory rate as a result of the release of the Company’s valuation allowance against deferred taxes and foreign taxes for the year ended December 31, 2010.  The effective tax rate reconciliations for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Years Ended December 31,
	2010	2009	2008
Tax at federal statutory rate	34.0%	34.0%	34.0%
Foreign rate differential	(6.0)%	(4.1)%	(2.6)%
Permanent items	2.6%	1.4%	0.5%
R&D credit	(1.0)%	-%	(0.2)%
Foreign tax credit	(0.8)%	(0.6)%	-%
Decrease in valuation allowance	(91.1)%	(53.2)%	(22.7)%
Dividend from foreign subsidiary	-%	25.1%	-%
Other	2.2%	-%	-%

Provision for (benefit from) income taxes	(60.1)%	2.6%	9.0%

U.S. and foreign components of income before taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
U.S.	$4,165	$4,379	$4,049
Foreign	1,954	1,439	1,650
Total	$6,119	$5,818	$5,699

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Federal and state net operating losses	$1,598	$9,592
Research, MIC, and other tax credits	1,321	1,292
Accruals	1,145	1,626
Depreciation and amortization	44	74
Stock-based compensation	307	249
Foreign accruals	185	185
Gross deferred tax assets	4,600	13,018
Deferred tax assets valuation allowance	-	(12,833)
Total deferred tax asset	4,600	185
Deferred tax liabilities:
Foreign accruals	65	3
Total deferred tax liabilities	65	3

Net deferred tax asset	$4,535	$182

In the United States, prior to 2007, the Company had a history of losses and, as a result, has historically provided for a valuation allowance for net deferred tax assets. Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets. During 2010, the Company determined that it was more likely than not that the deferred tax assets, including net operating loss carryforwards (“NOLs”), will be realized, and as a result, released $12,833 of the valuation allowance. In making this determination, the Company analyzed, among other things, its recent history of earnings, its cumulative earnings for the last 12 quarters, and forecasts of future earnings. The reversal of the valuation allowance resulted in an income tax benefit of $4,535 for the year ended December 31, 2010, and an increase in the current and non-current deferred tax assets on the consolidated balance sheet as of December 31, 2010.

The valuation allowance decreased by $12,833 for the year ended December 31, 2010, principally due to the release of the valuation allowance.  The valuation allowance decreased by $3,391 for the year ended December 31, 2009 based on the utilization of NOLs for 2009.

During 2010, the Company reviewed its net operating loss carryover limitations as defined in the Internal Revenue Code (IRC) Section 382.   An ownership change occurred in 2004, which resulted in an annual limitation of $290 through 2024 for NOLs generated prior to November 2004.  As of December 31, 2010, the Company has NOLs for federal income tax purposes of approximately $4,423 (net of the 382 limitation), which expires through 2024.  The Company also has California NOLs carryforwards of approximately $3,320, which begin to expire in the year in 2019.  During 2008, the State of California suspended the use of NOLs which would have otherwise been utilized in 2008 and 2009.  In 2010, the State of California continued to suspend the use of losses through 2011.  Accordingly, the carryforward period for these and other California net operating losses have been extended by three years.  In addition, the State of California has extended its net operating loss carry forward period from 10 years to 20 years for net operating losses generated in tax years beginning on or after January 1, 2008.

The Company has California research and development tax credit carryforwards of $1,078.  The California research credits have no expiration date.  The use of the pre November 2004 credits are also subject to an annual limitation under IRC §383.  The calculation is similar to the §382 limitation discussed above.  The Company also has a California Manufacturers’ Investment Credit (“MIC”) carryforward of $55 which will expire between 2011 and 2013.

The Company is indefinitely reinvesting the historic earnings of their foreign subsidiary.  If this subsidiary were liquidated, it would not give rise to a material amount of U.S. or foreign tax upon liquidation.  The amount of foreign earnings indefinitely reinvested is approximately $6,398 and $4,963 as of December 31, 2010 and 2009 respectively, based on a preliminary study.  Accordingly, no U.S. federal tax has been provided on these earnings.  Upon distribution of these earnings in the form of dividends or liquidation of the Company’s foreign subsidiary, the Company would be subject to U.S. income taxes (after an adjustment for foreign tax credits) of an immaterial amount as of December 31, 2010 and 2009, respectively.  This additional income tax may not result in a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets. The additional income taxes that would have resulted, had such earning been distributed are not considered significant.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

2010
Balance at the beginning of the year	$-
Gross increases — current period tax positions	23
Gross decreases — current period tax positions	-
Gross increases — prior period tax positions	371
Gross decreases — prior period tax positions	-
Balance at the end of the year	$394

The Company’s policy is to include interest and penalties related to unrecognized tax benefits with the Company’s provision for income taxes.  The Company had no accrued interest or penalties related to unrecognized tax benefits as of December 31, 2010.

The Company files federal and state income/franchise tax returns in the U.S. The Company’s international subsidiary files income tax returns in Germany. The tax years 1995 through 2010 remain open to U.S. federal income tax examination, and 2000 through 2010 for the Company’s state filings.  The Company’s German subsidiary is open to examination for the years 2005 through 2010.

NOTE 8 - SEGMENT REPORTING

The Company is a developer and manufacturer of high performance films and glass products that improve energy efficiency in architectural and automotive glass applications.  Prior to the year ended December 31, 2010, the Company operated only one segment. With the acquisition of the controlling interest in SIG in May 2010, the Company operates in two segments: film, which is a manufacturer of thin film coatings on flexible substrates, and glass, which is a manufacturer of integrated glass units.

The Chief Operating Decision Maker (CODM) is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

The Company does not allocate gains and losses from interest and other income, or taxes to operating segments. Although the CODM uses operating income (loss) to evaluate the segments, operating costs included in one segment may benefit the other segment.

The Company’s net revenues and segment operating income (loss) for the year ended December 31, 2010 and long-lived assets as of December 31, 2010 for each reportable segment are as follows:

	Years Ended December 31,
	2010	2009	2008
Net revenues:
Film:
Automotive	$19,898	$16,040	$19,298
Window	17,178	9,346	15,691
Architectual	5,509	6,353	6,358
Other	389	364	573
Subtotal	42,974	32,103	41,920

Glass	2,043	-	-
Total net revenues	$45,017	$32,103	$41,920

Segment income (loss) from operations:
Film	$8,177	$3,544	$6,347
Glass	(1,865)	-	-
Total segment income (loss) from operations	$6,312	$3,544	$6,347

Depreciation and amortization:
Film	$2,425	$2,596	$2,647
Glass	388	-	-
Total depreciation and amortization	$2,813	$2,596	$2,647

Long-lived assets:
Film	$13,896	$14,393
Glass	1,339	-
Total long-lived assets	$15,235	$14,393

The following is a summary of net revenue by geographic area (based on location of customer):

	Years Ended December 31,
	2010	2009	2008
United States	$6,981	$5,807	$8,030
Europe: France, Germany	19,341	14,471	16,199
Asia Pacific: Japan, Pacific Rim	16,385	8,738	13,638
Rest of the world	2,310	3,087	4,053
Total net revenues	$45,017	$32,103	$41,920

The Company operates from facilities located in the United States and Germany. Long-lived assets were as follows:

	December 31,
	2010	2009
United States	$4,724	$844
Germany	10,511	13,549
Consolidated	$15,235	$14,393

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain property and equipment as well as its facilities under noncancellable operating leases. These leases expire at various dates through 2016. As of December 31, 2010, the future minimum payments under these leases are as follows for the years ending December 31:

Leases
2011	$591
2012	316
2013	244
2014	-
2015	-
Thereafter	-
Future minimum lease payments	$1,151

Rent expense under operating leases was approximately $354, $449 and $492 in 2010, 2009 and 2008, respectively. Sublease income in 2010 was $87.  As of December 31, 2010, total minimum sublease income to be received in the future is $15.

In 2006, the Company closed its Palo Alto manufacturing facility and began the process of surrendering the property to the landlord. At December 31, 2008 the accrued liability to Judd Properties L.P. was zero.  On January 31, 2006, the Company paid its accrued rent liability of $1,192 and the Company continued to pay its monthly rent obligation to the landlord. In connection with the surrender plan entered into with the landlord, the Company accrued $1,509 in July 2006 as a leasehold asset retirement obligation.  In the fourth quarter of 2007, the Company reserved an additional $153 for costs associated with vacating the location. On January 31, 2008, the landlord drew down a letter of credit in the amount of $1,000 and applied the Company’s $100 security deposit to amounts owed.  The Company subsequently paid the landlord $400 pursuant to a settlement agreement signed on February 22, 2008. The settlement agreement terminated the Company’s rent and building restoration obligations under the lease.  In the third quarter of 2008, the Company successfully completed environmental testing that released it from certain environmental obligations.  Therefore, the Company reversed the remaining $99 accrual. The Company has no further obligations to Judd Properties, L.P.

In January 2006, the Company renewed a lease agreement for its research and development facility. Under this lease agreement, the Company accrued $200 as a current leasehold retirement obligation in the first quarter of 2006.  In the fourth quarter of 2007, the Company increased the accrual to $500.  Upon further review of the accrual in 2009, the balance was adjusted down to $480 as of December 31, 2009 to reflect current estimates of the Company’s leasehold retirement obligations.  As of December 2010, the balance of the accrual is $480.  The method and timing of payments are not yet finalized, and therefore, this estimate of the Company’s liability could differ from the actual future settlement amount.

Contingencies

In September 1995, Pilkington Automotive Deutschland GmbH, Witten (“Pilkington”) filed a patent application in Germany for XIR film characteristics. Southwall challenged the patent. This patent was revoked by the German Patent Court on April 20, 2004.  On October 28, 2009, the Company entered into a settlement agreement related to various patent matters with Pilkington.  Under the terms of this agreement, the Company agreed to pay Pilkington an aggregate amount of $583 (400 Euros) as a full and final settlement of all claims.  At December 31, 2010 the Company’s remaining accrued settlement liability to Pilkington is zero.

The Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on its business, its consolidated financial position, results of operations or cash flows.

NOTE 10 – SAVINGS PLAN

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. Southwall is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the board of directors. The Company matches 25% of each eligible participant's 401(k) contribution up to a maximum of 20% of the participant's compensation, not to exceed $15 per year. Southwall's actual contribution may be reduced by certain available forfeitures, if any, during the plan year. No discretionary or profit sharing contributions were made for the years ending December 31, 2010, 2009 and 2008. Matching contributions during 2010, 2009 and 2008 were $31, $26 and $27, respectively.

NOTE 11 – NONRECURRING ITEMS

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

NOTE 12 – ACQUISITION OF CONTROLLING INTEREST IN JOINT VENTURE

On April 8, 2008, Southwall IG Holdings, Inc., a wholly-owned subsidiary of Southwall Technologies Inc., entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC (“Sound Solutions”), creating SIG, which manufactures insulated glass units for the domestic market to further expand the market for the Company’s Heat Mirror product.  As of December 31, 2009, Southwall IG Holdings, Inc. had a 50% investment in SIG.  In 2009, Southwall IG Holdings, Inc. advanced a total of $300, in the form of a promissory note, to Sound Solutions.  Pursuant to the terms of the promissory note dated May 11, 2009, the principal and accrued interest was due and payable to Southwall IG Holdings, Inc. by January 1, 2010.  Under terms of the note, in the event of default, the outstanding principal was to be paid in the form of a credit to the Southwall IG Holdings, Inc. capital account. As of December 31, 2009, Southwall IG Holdings, Inc. had invested an aggregate amount of $920 in SIG.

Effective January 1, 2010, Sound Solutions had not paid the principal balance of $300 and was in default of the promissory note.  The $300, for which Sound Solutions had received equity consideration in SIG, was credited to Southwall IG Holdings, Inc.’s capital account in SIG; thereby increasing the Company’s equity ownership to 66.3%.  For the years ended December 31, 2010 (through May 20, 2010) and 2009, the Company share of SIG’s net losses of approximately $108 and $733, respectively, is included in “other income (expense), net” in the consolidated statements of operations.  The Company incurred non-reimbursable expenses in the amount of approximately $292, $334 and $330 in the 2010, 2009 and 2008, respectively, related to the set up and operations of the joint venture, in accordance with the contractual terms of the joint venture agreement which is reflected in selling, general and administrative expenses in the consolidated statements of operations. In addition, as of December 31, 2009, we had other receivables of $351 due from SIG for transactions incurred in the ordinary course of business.  As of December 31, 2009, the assets, liabilities, and results of operations of SIG were $2,366, $2,519, and a net loss of $1,469, respectively.

On May 20, 2010, the joint venture agreement was amended allowing Southwall IG Holding, Inc. to make additional cash contributions to the joint venture.  In order to acquire an additional 8.7% to obtain 75% equity ownership, the Company relinquished $256 of value allowing Sound Solutions to maintain a 25% equity interest in SIG.  This transaction triggered a business combination event which resulted in the consolidation of total assets and liabilities of SIG resulting in a gain of $706, which was recorded in “other income (expense) net”, to adjust the equity interest in SIG to a fair value of $919 before the acquisition date.

The Company provisionally determined the assets and liabilities of SIG based on fair values at May 20, 2010 using a weighted average valuation approach.  In accounting for the business combination, the noncontrolling interest was assigned a fair value of $346.  The Company believes the goodwill realized was the result of a number of factors, including the following:  losses recognized during SIG’s development stage, expected growth opportunities, and the anticipated level of investment required to achieve those opportunities.  The allocation of the fair value related to the valuation of assets acquired and liabilities assumed were as follows:

Goodwill	$1,488
Trade name	300
Customer relationships	250
Other intangibles	180
Net liabilities assumed	(693)
Total	$1,525

The Company does not expect the goodwill recognized to be deductible for income tax purposes.

In September 2010, Southwall IG Holding, Inc. made contributions and acquired an additional 3% equity ownership in SIG.  On October 6, 2010, Southwall IG Holding, Inc. made contributions and acquired an additional 2% equity ownership in SIG.

For the year ended December 31, 2010, SIG revenues and loss included in the consolidated statements of operations are $2,043 and ($1,567), respectively.

The unaudited pro forma financial information in the table below summarizes the combined results of the Company and SIG as though the companies were combined as of the beginning of 2008.  The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of 2008.

	Years Ended December 31,
	2010	2009	2008
Net revenues	$46,034	$35,142	$42,728
Net income attributable to Southwall	$9,191	$4,970	$4,786

NOTE 13 – ACQUISITION OF CROWN OPERATIONS INTERNATIONAL

On August 30, 2010, Crown International Acquisition Company, LLC, a wholly owned subsidiary of Southwall Technologies Inc., acquired the operating assets of Crown Operations International, Ltd. (“Crown Operations”), for $3,302 in cash.  Subsequent to the acquisition of Crown Operations, Crown International Acquisition Company, LLC changed its name to Crown Operations International, LLC (“COI”).  Crown Operations is an interlayer converting and laminating facility.  The assets purchased include a 22,000 sq. ft. manufacturing facility, situated on approximately four acres of land, and converting equipment located in Sun Prairie, Wisconsin.  The Company provisionally determined the assets and liabilities of Crown Operations based on fair values at August 30, 2010 using a weighted average valuation approach.  The Company believes the goodwill realized was the result of a number of factors, including the expected growth opportunities and the vertical integration of a key vendor.  The allocation of the fair value related to valuation of assets acquired and liabilities assumed were as follows:

Land and building	$1,650
Equipment and other tangible personal property	726
Customer relationships	170
Unpatented technology / trade secrets	190
Other intangible assets	30
Goodwill	366
Net Working Capital	170
Total	$3,302

We expect the goodwill recognized to be deductible for income tax purposes.

For the year ended December 31, 2010, COI revenues and profit included in the consolidated statements of operations are $279 and $78, respectively.

The unaudited pro forma financial information in the table below summarizes the combined results of the Company and Crown Operations as though the companies were combined as of the beginning of 2008.  The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of 2008.

	Years Ended December 31,
	2010	2009	2008
Net revenues	$45,804	$32,992	$43,259
Net income	$10,590	$6,847	$6,272

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s carrying value of goodwill at December 31, 2010 was $1,854, which consisted of $1,488 related to the Company’s Joint Venture with Sound Solutions (see Note 12 for further details) and $366 as a result of the Company’s acquisition of Crown International Operations see Note 13 for further details).

Intangible Assets

Intangible assets consisted of the following as of December 31, 2010:

	Life	Gross Assets	Accumulated Amortization	Net
Trade name	5	$315	$(38)	$277
Customer relationships	2 - 10	420	(82)	338
Trade secrets	15	190	(4)	186
Non-compete agreement	2	15	(3)	12
Other	2- 5	100	(12)	88
		$1,040	$(139)	$901

Amortization expense for the year ended December 31, 2010 for intangible assets was $144. There was no amortization expense for the years ended December 31, 2009 and 2008 as the intangible assets were acquired in the year ended December 31, 2010.

The following table represents the estimated future amortization expense of intangible assets as of December 31, 2010:

Fiscal year	Amount
2011	$244
2012	167
2013	113
2014	113
2015	63
Thereafter	201
Total	$901

NOTE 15 – RELATED PARTY

As discussed in Note 12, Southwall IG Holdings, Inc., a wholly-owned subsidiary of Southwall Technologies Inc., obtained a 75% equity ownership in the joint venture with Sound Solutions in 2010, which resulted in the consolidation by the Company of assets and liabilities of SIG in May 2010.  Net revenues from Sound Solutions for the period May 20, 2010 through December 31, 2010 were $1,891. The Company purchased services from Sound Solutions in the amount of $185 for the period May 20, 2010 through December 31, 2010. The Company’s accounts receivable balance due from Sound Solutions at December 31, 2010 was $650 and the amount owed by the Company to Sound Solutions was $3.

NOTE 16 – SUBSEQUENT EVENTS

As of March 18, 2011, Southwall IG Holding, Inc. has increased its equity ownership in SIG to 90%.

On March 9, 2011, the Company completed a 1-for-5 reverse stock split of its common stock, pursuant to previously obtained stockholder approval on May 12, 2010.  The reverse stock split reduced the number of shares of the Company’s common stock issued and outstanding from approximately 28.8 million to approximately 5.8 million.  In connection with the reverse stock split, the Company also reduced the number of our authorized shares of common stock from 50 million to 10 million to reflect the reverse stock split ratio.  All share and per share amounts herein are presented on a post-reverse stock split basis.

In February 2011, the Company terminated its lease for its primary Palo Alto, California facility and entered into a new lease for a term of 65 months, expiring in June 2016.  The payments over the term of the lease will be approximately $2,265.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Accounting Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Chief Accounting Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding the internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE

We have adopted a written code of conduct that applies to all of our employees, including our principal executive officer and principal financial officer, or persons performing similar functions and can be found on our website, www.southwall.com. In addition, we intend to disclose on our website any amendments to or waivers from our code of business conduct and ethics that are required to be publicly disclosed pursuant to the rules of the SEC.

The remaining information required by this Item will be contained in our Proxy Statement, which will be within 120 days of the year ended December 31, 2010 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item will be set forth in our Proxy Statement, which will be filed within 120 days of the year ended December 31, 2010 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be set forth in our Proxy Statement, which will be filed within 120 days of the year ended December 31, 2010 and  is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be set forth in our Proxy Statement, which will be filed within 120 days of the year ended December 31, 2010 and  is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be set forth in our Proxy Statement, which will be filed within 120 days of the year ended December 31, 2010 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a) (1)	Financial Statements. The following Financial Statements of Southwall Technologies Inc. are filed as part of this Form 10-K:

(2)	Financial Statement Schedule.

Schedule II - Valuation and qualifying accounts and reserves (amounts in thousands):

Description	Balance at Beginning of Year	Additions		Deductions		Balance at End of Year

2010
Inventory reserves	$993	$765		$1,196	(2)	$562
Allowance for doubtful accounts	$115	$16		$2	(2)	$129
Allowance for sales returns	$607	$1,065	(1)	$485	(2)	$1,187
Tax valuation allowance	$12,833	$-		$12,833	(2)	$-

2009
Inventory reserves	$1,100	$1,451		$1,558	(2)	$993
Allowance for doubtful accounts	$185	$(23)		$47	(2)	$115
Allowance for sales returns	$1,321	$(326	)(1)	$388	(2)	$607
Tax valuation allowance	$16,224	$-		$3,391	(2)	$12,833

2008
Inventory reserves	$672	$1,203		$775	(2)	$1,100
Allowance for doubtful accounts	$66	$264		$145	(2)	$185
Allowance for sales returns	$1,102	$1,247	(1)	$1,028	(2)	$1,321
Tax valuation allowance	$18,204	$-		$1,980	(2)	$16,224

(1)	Charged against revenue.

(2)	Reserves utilized during the year.

(3)	Exhibits.

Reference is made to the Exhibit Index, which follows the signature pages of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the day of March 28, 2011.

SOUTHWALL TECHNOLOGIES INC.

By:	/s/ Dennis F. Capovilla
Dennis F. Capovilla
Chief/Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, as of March 28, 2011.

Signature	Title

/s/Dennis F. Capovilla Dennis F. Capovilla	Principal Executive Officer

/s/Mallorie Burak Mallorie Burak	Vice President and Chief Accounting Officer (Principal Financial Officer)

/s/Andre R. Horn Andre R. Horn	Chairman of the Board of Directors

/s/William A. Berry
William A. Berry

/s/Dennis E. Bunday
Dennis E. Bunday

/s/George I. Boyadjieff
George I. Boyadjieff

/s/R. Eugene Goodsen
R. Eugene Goodsen

/s/Jami K. Nachtsheim
Jami K. Nachtsheim

/s/Peter E. Salas
Peter E. Salas
Director Director Director Director Director Director

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

3.5
Certificate of Correction of Amended and Restated Certificate of Designation, Preferences and Rights of Series A 10% Cumulative Preferred Stock of the Company. (Incorporated by reference herein to Exhibit 99.4 to the Company's Form 8-K Current Report, filed with the Commission on February 25, 2004).

3.6
Certificate of Amendment to Restated Certificate of Incorporation of the Company (Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 14, 2011).

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

10.29
Sublease dated June 13, 2006, by and between the Registrant and Maxspeed Corporation (Incorporated by reference herein to Exhibit 99.1 to the Company's Form 10-Q Quarterly Report, filed with the Commission on August 11, 2006).

10.30
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

10.32	Form of Indemnification Agreement (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K Current Report, filed with the Commission on November 6, 2008).
10.33
Agreement with Wells Fargo Bank, National Association, dated May 28, 2009 (Incorporated by reference herein to Exhibit 10.01 to the Company's Form 10-Q Quarterly Report, filed with the Commission on August 14, 2009).

14	Code of Ethics (Incorporated by reference herein to Exhibit 14 to the Company's Form 10-K Annual Report, filed with the Commission on April 14, 2004).
16.1
Letter from Burr Pilger Mayer, Inc. to the Securities and Exchange Commission dated May 12, 2010 (Incorporated by reference herein to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 14, 2010).

21	List of Subsidiaries of the Company (Incorporated by reference herein to Exhibit 21 to the Company's Form 10-K Annual Report, filed with the Commission on April 1, 2002).
23.1**	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
23.2**	Consent of Independent Registered Public Accounting Firm (Burr Pilger Mayer, Inc.)
31.1**	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2**	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

*	Indicates management contract or compensatory plan or arrangement