Form 10-Q
period 2011-03-31
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2011-05-12
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

As of May 2, 2011, there were 5,811,958 shares of the registrant's Common Stock outstanding.

Index

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,981	$13,776
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,400 at March 31, 2011 and $1,316 at December 31, 2010	8,057	5,902
Inventories	6,239	5,536
Prepaid income taxes	1,083	2,017
Other current assets	2,720	1,901
Total current assets	30,080	29,132

Property, plant and equipment, net	15,560	15,235
Goodwill	1,854	1,854
Intangibles assets	840	901
Deferred tax and other assets	3,493	3,468
Total assets	$51,827	$50,590

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,092	$1,024
Accounts payable	1,973	2,628
Accrued compensation	1,422	1,742
Other accrued liabilities	4,687	4,764
Total current liabilities	9,174	10,158

Term debt and capital lease obligations	3,459	3,511
Other long-term liabilities	116	112
Total liabilities	12,749	13,781

Commitments and contingencies (Note 7)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at March 31, 2011 and December 31, 2010 (liquidation preference: $7,867 and $7,745 at March 31, 2011 and December 31, 2010, respectively)	4,810	4,810

Southwall stockholders’ equity:
Common stock, $0.001 par value per share; 10,000 shares authorized, 5,811 shares outstanding at March 31, 2011 and 5,799 shares outstanding at December 31, 2010	29	29
Capital in excess of par value	78,847	78,759
Accumulated other comprehensive income	4,176	3,466
Accumulated deficit	(48,657)	(50,228)
Total Southwall stockholders’ equity	34,395	32,026
Noncontrolling interest	(127)	(27)
Total stockholders' equity	34,268	31,999
Total liabilities, preferred stock and stockholders' equity	$51,827	$50,590

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31, 2011	March 31, 2010
Net revenues	$14,531	$10,481
Cost of revenues	8,404	5,768

Gross profit	6,127	4,713

Operating expenses:
Research and development	1,034	792
Selling, general and administrative	2,939	2,000

Total operating expenses	3,973	2,792

Income from operations	2,154	1,921

Interest expense, net	(67)	(94)
Other income (expense), net	273	(481)

Income before provision for income taxes	2,360	1,346

Provision for income taxes	950	9

Net income	1,410	1,337

Net loss attributable to noncontrolling interest	160	-

Net income attributable to Southwall	1,570	1,337

Deemed dividend on preferred stock	122	122

Net income attributable to common stockholders	$1,448	$1,215

Net income per common share (1):
Basic	$0.25	$0.21
Diluted	$0.23	$0.19

Weighted average shares used in computing per share amounts (1):
Basic	5,806	5,758
Diluted	6,916	7,181

(1)
All share and per share amounts have been retroactively restated for the three months ended March 31, 2010 to reflect the Company’s 1-for-5 reverse stock split described in Note 1 to these condensed consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$1,410	$1,337
Adjustments to reconcile net income to net cash (used in) provided by operatingactivities:
Deferred income tax	-	(36)
Loss on disposal of property, plant and equipment	-	4
Depreciation and amortization	845	601
Stock-based compensation	201	112
(Provision for) recovery of inventory reserves	(21)	29
(Provision for) recovery of returns and allowance resesrve	84	(183)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,120)	(679)
Inventories	(458)	508
Other current and non-current assets	139	(34)
Accounts payable and accrued liabilities	(1,253)	(370)
Net cash (used in) provided by operating activities	(1,173)	1,289

Cash flows from investing activities:
Expenditures for property, plant and equipment	(455)	(194)
Net cash used in investing activities	(455)	(194)

Cash flows from financing activities:
Proceeds from stock option exercises	71	20
Repayments of term debt and capital lease obligations	(171)	(133)
Net cash used in financing activities	(100)	(113)

Effect of foreign exchange rate changes on cash and cash equivalents	(67)	(127)

Net increase (decrease) in cash and cash equivalents	(1,795)	855
Cash and cash equivalents, beginning of period	13,776	12,454

Cash and cash equivalents, end of period	$11,981	$13,309

Supplemental cash flow disclosures:
Interest paid	$28	$46
Income taxes paid	$78	$157

Supplemental schedule of non-cash investing and financing activities:
Deemed dividend on preferred stock	$122	$122
Deposits applied to acquisition of property, plant and equipment	$71	$-
Acquisition of interest in SIG (Note 12)	$60	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar and share amounts in thousands, except per share data)

Note 1 – Basis of Presentation

Southwall Technologies Inc., including its wholly owned subsidiaries, Southwall Europe GmbH, Southwall IG Holdings, Inc., Southwall Insulating Glass, LLC (“SIG”) and Crown Operations International, LLC, are hereafter referred to as the “Company,” “Southwall,” “Registrant,” “We,” “Our” or “Us.”

The accompanying interim condensed consolidated financial statements of Southwall are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the financial position, results of operations and cash flows of Southwall for all periods presented. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 29, 2011. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any future periods.

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

Reverse Stock Split

On March 9, 2011, the Company completed a 1-for-5 reverse stock split of its common stock, pursuant to previously obtained stockholder approval on May 12, 2010.  The reverse stock split reduced the number of shares of the Company’s common stock issued and outstanding from approximately 28.8 million to approximately 5.8 million.  In connection with the reverse stock split, the Company also reduced the number of our authorized shares of common stock from 50 million to 10 million to reflect the reverse stock split ratio.  All share and per share amounts for the three months ended March 31, 2010 herein are presented on a post-reverse stock split basis.

Reclassifications

Certain reclassifications have been made to the prior year's condensed consolidated balance sheet and condensed consolidated statement of cash flows to conform to the current year presentation.

Note 2 – Recent Accounting Pronouncements:

Since December 31, 2010, there are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note 3 – Fair Value Measurements

The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities using available market information and valuation methodologies considered to be appropriate and has determined that the book value of those instruments at March 31, 2011 approximates fair value.

Based on borrowing rates currently available to the Company for debt and capital lease obligations with similar terms, the carrying value of our term debt and capital lease obligations approximates fair value.

Index

Southwall invests its cash primarily in money market funds.  The Company utilizes the market approach to measure fair value of its financial assets.

Cash and cash equivalents are summarized as follows:

	March 31, 2011
	Fair Value	Book Value	Unrealized Gain, net
Money market funds, Level I	$9,612	$9,612	$-
Certificates of deposit	500	500	-
Total cash equivalents	10,112	10,112	-
Cash	1,869	1,869	-
Total cash and cash equivalents	$11,981	$11,981	$-

	December 31, 2010
	Fair Value	Book Value	Unrealized Gain, net
Money Market Funds, Level I	$8,990	$8,990	$-
Certificates of deposit	2,000	2,000	-
Total cash equivalents	10,990	10,990	-
Cash	2,786	2,786	-
Total cash and cash equivalents	$13,776	$13,776	$-

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  As of March 31, 2011, the Company did not have any Level 2 instrument valuations which were obtained from readily available pricing sources for comparable instruments or any Level 3 instruments without observable market values that would require a high level of judgment to determine fair value.

Note 4 – Balance Sheet Detail

Inventories, net:	March 31, 2011	December 31, 2010
Raw materials	$3,685	$3,072
Work-in-process	1,003	817
Finished goods	1,551	1,647
	$6,239	$5,536

Property, plant and equipment:	March 31, 2011	December 31, 2010
Land, buildings and leasehold improvements	$9,967	$9,453
Machinery and equipment	34,979	33,099
Furniture and fixtures	2,939	2,769
	47,885	45,321
Less: accumulated depreciation and amortization	(32,325)	(30,086)
	$15,560	$15,235

 Note 5 – Net Income Per Common Share

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

Index

At March 31, 2011 and 2010, 661 and 75 outstanding options, respectively, were excluded from the dilutive net income per common share calculation, as they were anti-dilutive because the option prices were higher than the average market price during each of the three-month periods.

The Company has accrued a deemed dividend on preferred stock of $122 for each of the three-month periods ended March 31, 2011 and 2010.  The dilutive effect of convertible securities shall be reflected in diluted net income per share by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator unless their effect is anti-dilutive.

The table summarizing net income attributable to common stockholders, basic and diluted net income per common share, and weighted shares outstanding is shown below:

	Three Months Ended
	March 31, 2011	March 31, 2010
Net income attributable to common stockholders - basic	$1,448	$1,215
Add: Deemed dividend on preferred stock	122	122
Net income attributable to common stockholders - diluted	$1,570	$1,337

Weighted average common shares outstanding - basic (1)	5,806	5,758
Dilutive effect of Series A preferred shares	979	979
Dilutive effect of stock options	131	444
Weighted average common shares outstanding - diluted (1)	6,916	7,181

Basic net income per common share	$0.25	$0.21
Diluted net income per common share	$0.23	$0.19

(1)
All share and per share amounts have been retroactively restated for the three months ended March 31, 2010 to reflect the Company’s 1-for-5 reverse stock split described in Note 1 to these condensed consolidated financial statements.

Note 6 – Segment Reporting

The Company is a developer and manufacturer of high performance films and glass products that improve energy efficiency in architectural and automotive glass applications.  Prior to the year ended December 31, 2010, the Company operated only one segment. With the acquisition of the controlling interest in SIG, the Company operates in two segments: film, which is a manufacturer of thin film coatings on flexible substrates, and glass, which is a manufacturer of insulated glass units. Since the Company did not acquire a controlling interest in SIG until May 2010, there is no information for the three months ended March 31, 2010 for comparison purposes.

The Chief Operating Decision Maker (CODM) is the Company’s President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

The Company does not allocate gains and losses from interest and other income, or taxes to operating segments. Although the CODM uses operating income (loss) to evaluate the segments, operating costs included in one segment may benefit the other segment.

Index

Segment information is summarized as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Net revenues:
Film:
Automotive	$6,154	$4,460
Window	6,170	4,696
Architectual	1,851	1,298
Other	173	27
Subtotal	14,348	10,481
Glass	183	-
Total net revenues	$14,531	$10,481

Segment income (loss) from operations:
Film	$3,403	$1,921
Glass	(1,249)	-
Total segment income (loss) from operations	$2,154	$1,921

Depreciation and amortization:
Film	$675	$601
Glass	170	-
Total depreciation and amortization	$845	$601

	March 31, 2011	December 31, 2010
Long-lived assets:
Film	$13,909	$13,896
Glass	1,651	1,339
Total long-lived assets	$15,560	$15,235

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011	March 31, 2010
United States	$1,846	$893
Europe: France, Germany	6,222	4,358
Asia Pacific: Japan, Pacific Rim	6,028	4,592
Rest of the world	435	638
Total net revenues	$14,531	$10,481

The Company operates from facilities located in the United States and Germany. Long-lived assets were as follows:

	March 31, 2011	December 31, 2010
United States	$4,858	$4,724
Germany	10,702	10,511
Consolidated	$15,560	$15,235

Note 7 – Commitments and Contingencies

Commitments

The Company leases certain property and equipment as well as its facilities under noncancellable operating leases.  These leases expire at various dates through 2013.

Index

In January 2006, the Company renewed a lease agreement for its research and development facility in Palo Alto, California. The lease was renewed in January 2011 for an additional twelve months.  Under this lease agreement, the Company had accrued $480 for leasehold retirement obligations, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.  The method and timing of payments are not yet finalized, and therefore, this estimate of the Company’s liability could differ from the actual future settlement amount.

As of March 31, 2011, the Company had unconditional purchase obligations to procure manufacturing raw material of $1,794 and equipment of $3,824.

Credit Agreement with Wells Fargo Bank

In June 2010, the Company renewed its Credit Agreement with Wells Fargo Bank (the “Bank”).  The Credit Agreement provides for a $3,000 revolving line of credit.  Advances under the line exceeding $1,500 will be limited to 80% of eligible accounts receivable.  The Company will not be eligible for additional borrowings if the Company’s consolidated cash balance falls below $3,500.  Amounts borrowed under the line of credit bear interest at either prime plus 0.75% or LIBOR plus 3.5%, determined at the discretion of the Company, and is annualized on the average daily financed amount outstanding.  All borrowings under the line of credit facility are collateralized by the Company’s assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements.

In August 2010, the Company’s Credit Agreement with the Bank was amended to provide for a $1,250 term loan, which was funded on September 2, 2010.  Amounts borrowed under the term loan are payable over 36 months in equal installments and bear interest at a fixed rate of 4.05%.  The Credit Agreement was further amended to provide covenants for tangible net worth and fixed charge coverage ratio.

The Company has classified $480 and $817 outstanding under the Bank term loan and capital lease as a short-term liability and long-term liability, respectively, at March 31, 2011.  The Company is obligated to pay an aggregate of $417 in principal under its Wells Fargo term loan in 2011.

On December 27, 2010, the Company entered into a lease agreement with the Bank to finance research and development equipment.  The lease term is 48 months and requires monthly payments.  As of March 31, 2011, the principal balance of this lease was $255.

As of March 31, 2011, the Company was in compliance with all of its covenants under the Credit Agreement and capital lease.

Term Debt and Capital Lease Obligations

As of March 31, 2011, the Company's term debt and capital lease obligations consisted of the following:

Index

Description	Rate		Term Debt Balance at March 31, 2011	Capital Lease Balance at March 31, 2011	Total Debt Balance at March 31, 2011	Due In Next 12 Months	Balance at December 31, 2010

German bank loan dated May 28, 1999 (20 year)	5.73	%(1)	$2,995	$-	$2,995	$352	$2,816
Wells Fargo Bank dated September 2, 2010 (3 year)	4.05	%(2)	1,041	-	1,041	418	1,146
Total term debt			4,036	-	4,036	770	3,962

German bank financed lease dated June 1, 2008	7.518	%(3)	-	98	98	99	115
U.S. financing agreement dated May 20, 2008	19.80	%(4)	-	186	186	184	224
Wells Fargo Bank financing agreement dated December 27, 2010	4.47	%(4)	-	278	278	73	296
Total capital leases			-	562	562	356	635

Less interest on capital leases			-	47	47	34	62

Total term debt and capital lease obligations			4,036	515	4,551	1,092	4,535

Less current portion			770	322	1,092	-	1,024

Total term debt and capital lease obligations, non-current			$3,266	$193	$3,459	$1,092	$3,511
________

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

Note 8 – Stock-Based Compensation

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 2007 Long Term Incentive Plan (“2007 Plan”), which authorizes the granting of up to 10,000 shares of common stock. Under the terms of the 2007 Plan, the Company can grant both Incentive Stock Options and Nonstatutory Stock Options.  Grants issued under the 2007 Plan vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the 2007 Plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise options within a period of three months after such termination of service occurs.  The 2007 Plan provides for longer expiration periods for employees who terminate, but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration will be extended anywhere from three months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct. As of March 31, 2011, there were 1,065 shares of common stock available for grant under the 2007 Plan.

Index

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2011	March 31, 2010
Cost of revenues	$4	$2
Research and development	33	19
Selling, general and administrative	164	91
Stock-based compensation expense before income taxes	201	112
Income tax benefit	-	-
Total	$201	$112

There were $71 and $20 of cash proceeds from the exercise of stock options for the three months ended March 31, 2011 and 2010, respectively.  The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted during the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011	March 31, 2010
Expected life (in years)	5.0	5.0
Risk-free interest rate	2.20%	2.62%
Volatility	122%	104%
Dividend	-	-
Per share weighted-average fair value at grant date (1)	$9.20	$6.11

(1)	The amount for the three months ended March 31, 2010 has been restated to reflect the Company’s 1-for-5 reverse stock split described in Note 1 to these condensed consolidated financial statements.

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

The Company has not in the past and does not plan to issue dividends in the future.

Stock option activity for the three months ended March 31, 2011 was as follows:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Weighted Average Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,287	$4.49
Granted	232	$11.01
Exercised	(13)	$5.24
Cancelled or expired	(4)	$9.05
Outstanding at March 31, 2011	1,502	$5.48	7.02	$8,980

Vested and expected to vest at March 31, 2011	1,322	$5.11	6.73	$8,381
Exercisable at March 31, 2011	862	$3.88	5.59	$6,528

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Southwall’s closing stock price on the last trading day of its first quarter of fiscal 2011 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2011.  This amount changes based on the fair market value of Southwall’s stock.  Total intrinsic value of options exercised was $86 for the three months ended March 31, 2011.

Index

As of March 31, 2011, $2,394 of total unrecognized compensation cost, net of forfeitures, related to stock options was expected to be recognized over a weighted-average period of approximately 3.33 years.

Note 9 – Reserve for Sales Returns and Warranties

The Company establishes a reserve for sales returns and warranties for specifically identified, as well as anticipated sales returns and warranties, based on experience. The activity in the reserve for sales returns and warranties account during the three months ended March 31, 2011 and 2010 was as follows:

	Balance at December 31, 2010	Provision	Utilized	Balance at March 31, 2011
Accrued sales returns and warranty	$1,187	$150	$(132)	$1,205

	Balance at December 31, 2009	Provision	Utilized	Balance at March 31, 2010
Accrued sales returns and warranty	$607	$419	$(266)	$760

These amounts are included in accounts receivable, net, in the condensed consolidated balance sheets.

Note 10 – Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Net income	$1,570	$1,337
Foreign currency translation adjustment	709	(726)
Other comprehensive income	$2,279	$611

Note 11 – Income Tax

The Company recorded an income tax provision of $950 and $9 for the three months ended March 31, 2011 and 2010, respectively.  The effective tax rate was 40.3% and 0.6% for the three months ended March 31, 2011 and 2010, respectively.  The primary reason for the change in the effective tax rate for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, is due to the impact of the valuation allowance during 2010. The Company’s effective tax rate differs from the statutory rate due to various factors, such as tax legislation, the mix of domestic and international pre-tax income, research and development credits, foreign tax credits, share-based compensations and change in valuation allowance.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of March 31, 2011, the Company identified and recorded unrecognized tax benefits in the amount of approximately $394, but no interest and penalties have been recorded due to the immaterial impact to the financial statements.  The Company does not expect material changes in the balance of unrecognized tax benefits will occur within the next twelve months.

Note 12 – Acquisitions

Controlling Interest in Joint Venture

In 2008, Southwall IG Holdings, Inc., a wholly owned subsidiary of Southwall Technologies Inc., entered into a Joint Venture Agreement with Sound Solutions Window & Doors, LLC (“Sound Solutions”), creating SIG, which manufactures insulated glass units for the domestic market, to further expand the market for the Company’s Heat Mirror product.  As of December 31, 2009, Southwall IG Holdings, Inc. had a 50% investment in SIG.  In 2009, Southwall IG Holdings, Inc. advanced a total of $300 in the form of a promissory note to Sound Solutions.  Pursuant to the terms of the promissory note dated May 11, 2009, the principal and accrued interest was due and payable to Southwall IG Holdings, Inc. by January 1, 2010.  Under terms of the note, in the event of default, the outstanding principal was to be paid in the form of a credit to the Southwall IG Holdings, Inc. capital account.

Index

Effective January 1, 2010, Sound Solutions had not paid the principal balance of $300 and was in default of the promissory note.  The $300, for which Sound Solutions had received equity consideration in SIG, was credited to Southwall IG Holdings, Inc.’s capital account in SIG, thereby increasing the Company’s equity ownership to 66.3%. This change in equity did not result in Southwall IG Holdings, Inc. acquiring a controlling interest in SIG, as governance did not change as a result of the equity event. For the quarter ended March 31, 2010, SIG was accounted for under the equity method of accounting and the Company’s share of SIG’s net losses of approximately $225 was included in “other income (expense), net” in the condensed consolidated statements of operations.

On May 20, 2010, the Joint Venture Agreement was amended allowing Southwall IG Holding, Inc. to make additional cash contributions to the joint venture.  In order to acquire an additional 8.7% to obtain 75% equity ownership, the Company relinquished $256 of value allowing Sound Solutions to maintain a 25% equity interest in SIG.  This transaction triggered a business combination event, which resulted in the consolidation of total assets and liabilities of SIG. Subsequently in 2010, the Company increased its equity ownership in SIG to 80%. During the three months ended March 31, 2011, the Company increased its equity ownership in SIG to 90%.

The unaudited pro forma net revenues and net income attributable to Southwall for the three months ended March 31, 2010 were $11,094 and $1,235, respectively.

Crown Operations International

On August 30, 2010, Crown International Acquisition Company, LLC, a wholly owned subsidiary of Southwall Technologies Inc., acquired the operating assets of Crown Operations International, Ltd. (“Crown Operations”), for $3,302 in cash.  Subsequent to the acquisition of Crown Operations, Crown International Acquisition Company, LLC changed its name to Crown Operations International, LLC (“COI”).  Crown Operations is an interlayer converting and laminating facility.  The unaudited pro forma net revenues and net income for the three months ended March 31, 2010 were $10,679 and $1,597, respectively.

Note 13 – Goodwill and Intangible Assets

Goodwill

The Company’s carrying value of goodwill at March 31, 2011 was $1,854, which consisted of $1,488 related to the acquisition of SIG and $366 as a result of the Company’s acquisition of Crown International Operations.

Intangible Assets

Intangible assets as of March 31, 2011 and December 31, 2010 consisted of the following:

		March 31, 2011
	Life	Gross Assets	Accumulated Amortization	Net Amount
Trade name	5	$315	$(54)	$261
Customer relationships	2 - 10	420	(118)	302
Trade secrets	15	190	(7)	183
Non-compete agreement	2	15	(4)	11
Other	2 - 5	100	(17)	83
		$1,040	$(200)	$840

		December 31, 2010
	Life	Gross Assets	Accumulated Amortization	Net Amount
Trade name	5	$315	$(38)	$277
Customer relationships	2 - 10	420	(82)	338
Trade secrets	15	190	(4)	186
Non-compete agreement	2	15	(3)	12
Other	2 - 5	100	(12)	88
		$1,040	$(139)	$901

Amortization expense for the three months ended March 31, 2011 for intangible assets was $61. There was no amortization expense for the three months ended March 31, 2010 as the intangible assets were acquired in the second and third quarters of fiscal year 2010.

Index

The following table represents the estimated future amortization expense of intangible assets as of March 31, 2011:

Fiscal year	Amount
2011 (9 months remaining)	$184
2012	166
2013	113
2014	113
2015	63
Thereafter	201
Total	$840

Note 14 – Total Equity

A summary of the changes in equity for the three months ended March 31, 2011 is as follows:

	Three Months Ended March 31, 2011
	Southwall Stockholders' Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$32,026	$(27)	$31,999
Acquired NCI	(60)	60	-
Stock-based compensation expense	201	-	201
Stock option exercises	71	-	71
Dividend accrual on Series A preferred stock	(122)	-	(122)
Total comprehensive income (loss)	2,279	(160)	2,119
Equity, end of period	$34,395	$(127)	$34,268

Note 15 – Related Party

As discussed in Note 12, Southwall IG Holdings, Inc., a wholly-owned subsidiary of Southwall Technologies Inc., obtained a 75% equity ownership in the joint venture with Sound Solutions in 2010, which resulted in the consolidation by the Company of assets and liabilities of SIG in May 2010.  The Company’s accounts receivable balance due from Sound Solutions was $519 and $650, respectively, at March 31, 2011 and December 31, 2010.  The amount owed by the Company to Sound Solutions was $3 at March 31, 2011 and December 31, 2010. The Company did not recognize any revenue from Sound Solutions for the three months ended March 31, 2011.

Note 16 – Subsequent Event

As of May 12, 2011, Southwall IG Holding, Inc. had increased its equity ownership in SIG to 92%.

Index

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands):

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors”, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

Forward Looking Statements

Cautionary Statement For the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

As used in this report, the terms "we," "us," "our," "Southwall" and the "Company" mean Southwall Technologies Inc. and its subsidiaries, unless the context indicates another meaning. This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 that are subject to a number of risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology, or similar terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are only predictions and include, without limitation, statements relating to:

•	our strategy, expected future operations and financial plans;
•	our revenue expectations and potential financial results;
•	the revenue expectations and potential financial results of Southwall Insulating Glass, LLC;
•	impact of current economic conditions on our business;
•	the continued listing of our common stock on the NASDAQ Capital Market;
•	future applications of thin film coating technologies;
•	our development of new technologies and products and integration;
•	the properties and functionality of our products;
•	our projected need for additional borrowings and future liquidity;
•	our ability to implement and maintain effective internal controls and procedures;
•	the size of and the markets into which we sell or intend to sell our products;
•	our intentions to pursue strategic alliances, acquisitions and business transactions;
•	the possibility of patent and other intellectual property infringement;
•	our opinions regarding energy consumption and the loss of energy through inefficient glass;
•	pending and threatened litigation and its outcome;
•	our competition and our ability to compete in the markets we serve; and
•	our projected capital expenditures.

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

Index

Our customers were not immune to the global economic downturn of 2009.  We believe both the architectural and automotive industries experienced material sales declines, which negatively impacted our financial results in the early part of 2010.

In 2010, we acquired a controlling interest in Southwall Insulating Glass, LLC (“Southwall Insulating Glass” or “SIG”), a joint venture between our wholly-owned subsidiary Southwall IG Holdings Inc. and Sound Solutions Windows & Doors, LLC (“Sound Solutions").

As a result of our acquisition of a controlling interest in SIG, we operate in two segments:  film, which includes our development and manufacture of thin film coatings on flexible substrates, and glass, which includes the production and sale of glass units through Southwall Insulating Glass.

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

Recent Events

On March 9, 2011, we completed a 1-for-5 reverse stock split of our common stock, pursuant to previously obtained stockholder approval on May 12, 2010.  The reverse stock split reduced the number of shares of our common stock issued and outstanding from approximately 28.8 million to approximately 5.8 million.  In connection with the reverse stock split, we also reduced the number of our authorized shares of common stock from 50 million to 10 million to reflect the reverse stock split ratio.  All share and per share amounts for the three months ended March 31, 2010 herein are presented on a post-reverse stock split basis.

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

Our three largest customers in the automotive glass and window film market, and architectural glass markets include: Saint Gobain Sekurit, Pilkington PLC and Solutia Inc., formerly GlobaMatrix Holdings Pte. Ltd., which collectively accounted for approximately 72% and 72% of our total revenues during the three months ended March 31, 2011 and 2010, respectively.

Under our agreement with Solutia Inc., as amended, Solutia Inc. agreed to a 2004 minimum purchase commitment of $9,000 of product. For each year after 2004 through the term of the contract, Solutia Inc. contracted to purchase an amount of product equal to 110% of the amount of product it was required to purchase in the prior year. The term of this agreement ends on December 31, 2011. Failure to renew this contract on favorable terms, if at all, could significantly impact future results.

Sales returns and allowances. Our gross margins and profitability have been adversely affected from time to time by product quality claims. As of March 31, 2011, our sales returns provision was approximately 2.5% of our gross revenues over a rolling twelve-month period.

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

Index

We believe there have been no significant changes during the first quarter of fiscal 2011 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2010 Form 10-K.

Three Months Ended March 31, 2011 compared with Three Months Ended March 31, 2010

Results of Operations

Net revenues

Net revenues by operating segment are summarized in the following table:

	Three Months Ended March 31,		Variance in	Variance in
	2011	2010	Dollars	Percent
Net revenues:
Film:
Automotive film	$6,154	$4,460	$1,694	38%
Window film	6,170	4,696	1,474	31%
Architectural	1,851	1,298	553	43%
Other	173	27	146	541%
Total film	14,348	10,481	3,867	37%
Glass	183	-	183	nm
Total net revenues	$14,531	$10,481	$4,050	39%

nm – not meaningful

Total net revenues increased 39% to $14,531 for the three months ended March 31, 2011, compared to $10,481 for same period in 2010. The increase for automotive film net revenues was due to increased demand from our OEM customers and the higher window film net revenues was primarily due to greater demand resulting from higher sales of automobiles in the first quarter of 2011, compared to the same period in 2010. The net revenues growth in architectural film was primarily due to increased material required for a major project in China.

Cost of revenues

Cost of revenues increased $2,636, or 46%, to $8,404 for the three months ended March 31, 2011 from $5,768 for the same period in 2010, primarily as a result of higher sales volume in the three months ended March 31, 2011 compared to the same period in 2010.

Gross profit
	Three Months Ended March 31,		Variance in	Variance in
	2011	2010	Dollars	Percent
Gross profit	$6,127	$4,713	$1,414	30%
Percentage of net revenues	42%	45%

Our gross profit percentage decreased by approximately three percentage points to 42 percent for the three months ended March 31, 2011 compared to 45 percent for the same period in 2010.  The decrease was primarily due to costs associated with the addition of SIG that we began consolidating into our results in the second quarter of 2010 and increased costs for precious metals that are used in some of our products.

Index

Operating expenses

Operating expenses are summarized in the following table:

	Three Months Ended March 31,		Variance in	Variance in
	2011	2010	Dollars	Percent
Research and development	$1,034	$792	$242	31%
Percentage of net revenues	7%	8%

Selling, general and administrative	$2,939	$2,000	$939	47%
Percentage of net revenues	20%	19%

Total	$3,973	$2,792	$1,181	42%
Percentage of net revenues	27%	27%

Research and development. The increase in research and development expenses for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to higher headcount related expenses and increased spending for travel and outside services.

Selling, general and administrative. The increase in selling, general and administrative expenses for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to higher headcount related expenses, including stock-based compensation expense, increased spending for consulting and outside services and the consolidation of SIG and Crown Operations.

Income from operations

Income from operations increased $233 to an operating income of $2,154 for the three months ended March 31, 2011, as compared to operating income of $1,921 for the same period in 2010.  The increase was primarily due to higher sales and production volumes.

Interest expense, net

Interest expense, net decreased to $67 for the three months ended March 31, 2011 from $94 for the same period in 2010.  The decrease in interest expense, net was primarily due to lower average outstanding debt balances for the three months ended March 31, 2011, as compared to the same period in 2010.

Other income (expense), net

Other income (expense), net, was a net other income of $273 for the three months ended March 31, 2011, as compared to a net other expense of $481 for the same period in 2010. For the three months ended March 31, 2011, we recognized foreign currency gains of $260 related to transactions with foreign customers that were denominated in foreign currencies, principally the Euro. For the three months ended March 31, 2010, we recognized foreign exchange losses of $283 and our 66.3% share of net losses incurred by SIG of $225.

Income before provision for income taxes

Income before provision for income taxes was $2,360 for the three months ended March 31, 2011, as compared to $1,346 for the same period in 2010. The increase was primarily due to higher sales and production volumes.

Provision for income taxes

We recorded an income tax provision of $950 and $9 in the three months ended March 31, 2011 and 2010, respectively.  The effective tax rate was 40.3% and 0.7% for the three months ended March 31, 2011 and 2010, respectively. The primary reason for the change in the effective tax rate for the three months ended March 31, 2011 as compared to the same period in 2010 is due to the impact of the valuation allowance during 2010. Our effective tax rate differs from the statutory rate due to various factors, such as tax legislation, the mix of domestic and international pre-tax income, research and development credits, foreign tax credits, share-based compensations and change in valuation allowance.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of March 31, 2011, we identified and recorded unrecognized tax benefits in the amount of approximately $394, that if reversed, would impact the tax expense, but no interest and penalties have been recorded due to the immaterial impact to the financial statements.  We do not expect material changes in the balance of unrecognized tax benefits will occur within the next twelve months.

Index

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest of $160 for the three months ended March 31, 2011 is related to the consolidation of SIG upon acquisition of a controlling interest during the second quarter of 2010.

Deemed dividend on preferred stock

We accrued $122 of deemed dividend on preferred stock in each of the three months ended March 31, 2011 and 2010, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A preferred stock accrues cumulative dividends at the rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories, for debt repayments and capital expenditures. We believe that because of the production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents decreased $1,795 from $13,776 at December 31, 2010 to $11,981 at March 31, 2011.  The decrease in cash is primarily due to an increase in current assets and a decrease in accounts payable and accrued liabilities, partially offset by net income and non-cash expenses.

Specifically, cash used in operating activities of $1,173 for the three months ended March 31, 2011 was primarily the result of net income of $1,410, non-cash depreciation and amortization of $845, non-cash stock-based compensation expense of $201, offset by an increase in accounts receivable of $2,120, a decrease in accounts payable and accrued liabilities of $1,253 and an increase in inventories, net of $458.

Cash used in investing activities for the three months ended March 31, 2011 was for capital expenditures of $455.

Cash used in financing activities for the three months ended March 31, 2011 of $100 was the result of scheduled payments of other term debt and capital lease obligations of $171, offset by proceeds from stock option exercises of $71.

Borrowing arrangements

Credit Agreement with Wells Fargo Bank

In June 2010, we renewed our Credit Agreement with Wells Fargo Bank (the “Bank”).  The Credit Agreement provides for a $3,000 revolving line of credit.  Advances under the line exceeding $1,500 will be limited to 80% of eligible accounts receivable.  We will not be eligible for additional borrowings if our consolidated cash balance falls below $3,500.  Amounts borrowed under the facility bear interest at either prime plus 0.75% or LIBOR plus 3.5%, determined at our discretion, and is annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by our assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements.

Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is June 2011.  Although we expect to renew the credit line, we can provide no assurance that we will be successful in obtaining a new or replacement credit facility due to restrictive credit markets.  As of March 31, 2011, we had no balance outstanding on our line of credit, and we were in compliance with all covenants under the Credit Agreement.  The foregoing does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement, and the transactions contemplated thereby or a complete explanation of material terms thereof.

In August 2010, our Credit Agreement with the Bank was amended to provide for a $1,250 term loan, which was funded on September 2, 2010.  Amounts borrowed under the term loan are payable over 36 months in equal installments and bear interest at a fixed rate 4.05%.  The Credit Agreement was further amended to provide covenants for tangible net worth and fixed charge coverage ratio.

We have classified $480 and $817 outstanding under the Bank term loan and capital lease as a short-term liability and long-term liability, respectively, at March 31, 2011.  We are obligated to pay an aggregate of $417 in principal under our Wells Fargo term loan in 2011.

On December 27, 2010, we entered into a lease agreement with the Bank to finance research and development equipment.  The lease term is 48 months and requires monthly payments.  As of March 31, 2011, the principal balance of this lease was $255.

Index

As of March 31, 2011, we were in compliance with all covenants under the Credit Agreement and capital lease.

Borrowing Arrangements with German Banks

Our borrowing arrangements with various German banks as of March 31, 2011 are described in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements (Item 1. “Financial Statements”) set forth herein. We are in compliance with all of the covenants of the German bank loans and capital leases, and we have classified $448 and $2,642 outstanding under the German bank loans and capital leases as a short-term liability and long-term liability, respectively, at March 31, 2011.

As of March 31, 2011, we were in compliance with all financial covenants under all financial instruments.

Capital expenditures

We expect to spend approximately $7,600 in 2011 primarily related to machinery and equipment for production automation and additional equipment investment in our Germany facility.

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating and capital leases and other non-cancelable contractual commitments were as follows at March 31, 2011:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Term debt (1)	$4,036	$770	$1,330	$705	$1,231
Capital lease obligations (1)	515	322	136	57	-
Term debt and capital lease obligation interest (1)	649	187	247	144	71
Other obligations (2)	4,852	1,794	-	-	3,058
Operating leases (3)	954	472	482	-	-
Total	$11,006	$3,545	$2,195	$906	$4,360
 ________

(1)	Represents the principal and interest allocations of loan and capital lease agreements with Varilease Finance Inc. and several German Banks and Wells Fargo Bank.

(2)	Represents commitments to purchase manufacturing material (less than one year) and accumulated dividends on Series A preferred stock (greater than five years).

(3)	Represents the remaining rents owed on buildings we rent in Palo Alto, California, and Chicago, Illinois.

As of March 31, 2011, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.   In 2011, the monthly rent payments are $40 and will increase annually at a rate of 3% through the expiration of the lease.

As of March 31, 2011, we had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  The monthly rent payments for this facility are $4.

As of March 31, 2011, we had a lease obligation for 75,640 square feet at 4404 W. Ann Lurie Place, Chicago, IL 60632.  The monthly rent payments for this facility are $20, which increases to $25 in April 2011, $26 in October 2011, and increases thereafter annually at a rate of 3.6% through the expiration of the lease.

As of March 31, 2011, we had unconditional purchase obligations to procure equipment of $3,824.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Index

Financing risk. The interest rate on one of our German loans was reset to the prevailing market rate of 5.73% in September 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would not have a material effect on our interest expense for the first quarter of 2011.

Investment risk. We invest our excess cash in money market accounts and, by practice, make every effort to limit the amount of exposure by investing with strong, well-known institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest income in the first quarter of 2011.

Foreign currency risk. International net revenues (defined as sales to customers located outside of the United States) accounted for approximately 86% of our total net revenues in the three months ended March 31, 2011. Approximately 41% of our international net revenues were denominated in Euros in the first quarter of 2011. The remaining 45% of our international net revenues were denominated in U.S. dollars.  In addition, certain transactions with foreign suppliers are denominated in foreign currencies. The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $609 on net revenues and $564 on expenses and the effect on expenses of a 10% reduction in the Yen exchange rate would have an effect of approximately $106 for the first quarter of 2011.

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

(b)
Changes in Internal Controls.  There were no changes during the three month period ended March 31, 2011 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Consequently, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II – OTHER INFORMATION

Item 1– Legal Proceedings

We may be a party to various pending judicial and administrative proceedings arising in the ordinary course of business.  While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any unrecorded liability that may result is not likely to have a material effect on our liquidity, financial condition or results of operations.

Item 1A – Risk Factors

The following information updates should be read in conjunction with the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011.

Financial Risks

There have been no significant changes in financial risk factors for the three months ended March 31, 2011.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Operational Risks

There have been no significant changes in operational risk factors for the three months ended March 31, 2011.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Index

Market Risks

There have been no significant changes in market risk factors for the three months ended March 31, 2011.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Dated:	May 12, 2011
Southwall Technologies Inc.

		By:	/s/ Dennis F. Capovilla
Dennis F. Capovilla
Chief Executive Officer

		By:	/s/ Mallorie Burak
Mallorie Burak
Vice President and Chief Accounting Officer