Form 10-Q
period 2011-06-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2011-08-12
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

As of July 29, 2011, there were 5,811,868 shares of the registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

Index

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,400	$13,776
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,356 at June 30, 2011 and $1,316 at December 31, 2010	7,450	5,902
Inventories	6,904	5,536
Prepaid income taxes	-	2,017
Other current assets	4,454	1,901
Total current assets	32,208	29,132

Property, plant and equipment, net	15,279	15,235
Goodwill	366	1,854
Intangibles assets	357	901
Deferred tax and other assets	3,545	3,468
Total assets	$51,755	$50,590

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,048	$1,024
Accounts payable	2,414	2,628
Accrued compensation	1,337	1,742
Other accrued liabilities	4,795	4,764
Total current liabilities	9,594	10,158

Term debt and capital lease obligations	3,213	3,511
Other long-term liabilities	122	112
Total liabilities	12,929	13,781

Commitments and contingencies (Note 7)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at June 30, 2011 and December 31, 2010 (liquidation preference: $7,989 and $7,745 at June 30, 2011 andDecember 31, 2010, respectively)	4,810	4,810

Southwall stockholders’ equity:
Common stock, $0.001 par value per share; 10,000 shares authorized, 5,811 shares outstanding at June 30, 2011 and 5,799 shares outstanding at December 31, 2010	29	29
Capital in excess of par value	78,791	78,759
Accumulated other comprehensive income	4,440	3,466
Accumulated deficit	(49,244)	(50,228)
Total Southwall stockholders’ equity	34,016	32,026
Noncontrolling interest	-	(27)
Total stockholders' equity	34,016	31,999
Total liabilities, preferred stock and stockholders' equity	$51,755	$50,590

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net revenues	$13,534	$11,790	$28,065	$22,271
Cost of revenues	7,763	5,891	16,167	11,659

Gross profit	5,771	5,899	11,898	10,612

Operating expenses:
Research and development	1,113	792	2,147	1,584
Selling, general and administrative	2,938	2,266	5,877	4,266
Goodwill and intangible assets impairment	1,833	-	1,833	-

Total operating expenses	5,884	3,058	9,857	5,850

Income (loss) from operations	(113)	2,841	2,041	4,762

Interest expense, net	(65)	(64)	(131)	(159)
Other income (expense), net	64	123	336	(358)

Income (loss) before provision for (benefit from) income taxes	(114)	2,900	2,246	4,245

Provision for (benefit from) income taxes	531	(107)	1,481	(99)

Net income (loss)	(645)	3,007	765	4,344

Net loss attributable to noncontrolling interest	58	30	219	30

Net income (loss) attributable to Southwall	(587)	3,037	984	4,374

Deemed dividend on preferred stock	122	122	244	244

Net income attributable to common stockholders	$(709)	$2,915	$740	$4,130

Net income (loss) per common share (1):
Basic	$(0.12)	$0.51	$0.13	$0.72
Diluted	$(0.12)	$0.42	$0.14	$0.61

Weighted average shares used in computing per share amounts (1):
Basic	5,811	5,766	5,809	5,762
Diluted	5,811	7,215	7,204	7,198

(1)
All share and per share amounts have been retroactively restated for the three and six months ended June 30, 2010 to reflect the Company’s 1-for-5 reverse stock split described in Note 1 to these condensed consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$765	$4,344
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on acquisition of controlling interest in SIG	-	(706)
Deferred income tax	(11)	(12)
Loss on disposal of property, plant and equipment	38	2
Depreciation and amortization	1,749	1,227
Goodwill and intangible assets impairment	1,833	-
Stock-based compensation	452	265
(Provision for) inventory reserves	(88)	(279)
Recovery of returns and allowance resesrve	40	206
Non-cash effect of acquisition of controlling interest in SIG	-	(232)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,307)	(1,244)
Inventories, net	(1,000)	891
Other current and non-current assets	(504)	(451)
Accounts payable and accrued liabilities	(864)	(2,416)
Net cash provided by operating activities	1,103	1,595

Cash flows from investing activities:
Acquisition of controlling interest in SIG, net of cash acquired	-	(195)
Expenditures for property, plant and equipment	(866)	(455)
Net cash used in investing activities	(866)	(650)

Cash flows from financing activities:
Proceeds from stock option exercises	71	39
Repayments of term debt and capital lease obligations	(521)	(448)
Proceeds from investment credit	9	-
Net cash used in financing activities	(441)	(409)

Effect of foreign exchange rate changes on cash and cash equivalents	(172)	140

Net increase (decrease) in cash and cash equivalents	(376)	676
Cash and cash equivalents, beginning of period	13,776	12,454

Cash and cash equivalents, end of period	$13,400	$13,130

Supplemental cash flow disclosures:
Interest paid	$156	$154
Income taxes paid	$564	$230

Supplemental schedule of non-cash investing and financing activities:
Dividends accrued	$244	$244
Deposits applied to acquisition of property, plant and equipment	$86	$-
Acquisition of interest in SIG (Note 12)	$246	$232

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, based on all known facts and circumstances that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods.  Management makes these estimates using the best information available at the time of the estimates.  The estimates included in preparing our financial statements include:  allowance for doubtful accounts and sales returns, quarterly income taxes, inventory valuations (including reserves for excess and obsolete and impaired inventories), reserves for decommissioning costs associated with leasehold asset retirement obligations, impairment of goodwill and other long-lived assets and the valuation of stock-based compensation.  Actual results could differ from those estimates.

Reverse Stock Split

On March 17, 2011, the Company completed a 1-for-5 reverse stock split of its common stock, pursuant to previously obtained stockholder approval on May 12, 2010.  The reverse stock split reduced the number of shares of the Company’s common stock issued and outstanding from approximately 28.8 million to approximately 5.8 million.  In connection with the reverse stock split, the Company also reduced the number of our authorized shares of common stock from 50 million to 10 million to reflect the reverse stock split ratio.  All share and per share amounts for the three and six months ended June 30, 2010 herein are presented on a post-reverse stock split basis.

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

Note 3 – Fair Value Measurements

The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities using available market information and valuation methodologies considered to be appropriate and has determined that the book value of those instruments at June 30, 2011 approximates fair value.

Based on borrowing rates currently available to the Company for debt and capital lease obligations with similar terms, the carrying value of our term debt and capital lease obligations approximates fair value.

Index

Southwall invests its cash primarily in money market funds.  The Company utilizes the market approach to measure fair value of its financial assets.

Cash and cash equivalents are summarized as follows:

	June 30, 2011
	Fair Value	Book Value	Unrealized Gain, net
Money market funds, Level I	$8,672	$8,672	$-
Certificates of deposit	1,703	1,703	-
Total cash equivalents	10,375	10,375	-
Cash	3,025	3,025	-
Total cash and cash equivalents	$13,400	$13,400	$-

	December 31, 2010
	Fair Value	Book Value	Unrealized Gain, net
Money Market Funds, Level I	$8,990	$8,990	$-
Certificates of deposit	2,000	2,000	-
Total cash equivalents	10,990	10,990	-
Cash	2,786	2,786	-
Total cash and cash equivalents	$13,776	$13,776	$-

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  As of June 30, 2011, the Company did not have any Level 2 instrument valuations which were obtained from readily available pricing sources for comparable instruments or any Level 3 instruments without observable market values that would require a high level of judgment to determine fair value.

Note 4 – Balance Sheet Detail

	June 30,	December 31,
	2011	2010
Inventories, net
Raw materials	$4,009	$3,072
Work-in-process	1,472	817
Finished goods	1,423	1,647
	$6,904	$5,536
Property, plant and equipment
Land, buildings and leasehold improvements	$10,165	$9,453
Machinery and equipment	35,749	33,099
Furniture and fixtures	2,979	2,769
	48,893	45,321
Less: accumulated depreciation and amortization	(33,614)	(30,086)
	$15,279	$15,235

Note 5 – Net Income (Loss) Per Common Share

 Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted net income (loss) per common share gives effect to all dilutive common shares potentially outstanding during the period, including stock options and convertible preferred stock. The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to net income (loss) per share. The Company also excludes preferred shares convertible into common stock from the computation of diluted weighted average shares outstanding when the effect would be anti-dilutive.

Index

At June 30, 2011 and 2010, 3 and 156 outstanding options, respectively, were excluded from the dilutive net income per common share calculation, as they were anti-dilutive because the option prices were higher than the average market price during each of the six-month periods.

The Company has accrued a deemed dividend on preferred stock of $122 for each of the three-month periods ended June 30, 2011 and 2010.  The dilutive effect of convertible securities shall be reflected in diluted net income (loss) per share by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator unless their effect is anti-dilutive.

Tables summarizing net income attributable to common stockholders, basic and diluted net income (loss) per common share, and weighted shares outstanding are shown below:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss) attributable to common stockholders - basic	$(709)	$2,915	$740	$4,130
Add: Deemed dividend on preferred stock	-	122	244	244
Net income (loss) attributable to common stockholders - diluted	$(709)	$3,037	$984	$4,374

Weighted average common shares outstanding - basic (1)	5,811	5,766	5,809	5,762
Dilutive effect of Series A preferred shares	-	978	978	978
Dilutive effect of stock options	-	471	417	458
Weighted average common shares outstanding - diluted (1)	5,811	7,215	7,204	7,198

Basic net income (loss) per common share	$(0.12)	$0.51	$0.13	$0.72
Diluted net income (loss) per common share	$(0.12)	$0.42	$0.14	$0.61

(1)
All share and per share amounts have been retroactively restated for the three and six months ended June 30, 2010 to reflect the Company’s 1-for-5 reverse stock split described in Note 1 to these condensed consolidated financial statements.

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

Segment information is summarized as follows:

Index

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net revenues:
Film:
Automotive	$6,085	$5,426	$12,239	$9,886
Window	5,460	4,614	11,630	9,310
Architectual	1,374	1,273	3,225	2,571
Other	179	44	352	71
Subtotal	13,098	11,357	27,446	21,838
Glass	436	433	619	433
Total net revenues	$13,534	$11,790	$28,065	$22,271

Segment income (loss) from operations:
Film	$2,552	$3,044	$5,955	$4,965
Glass	(2,665)	(203)	(3,914)	(203)
Total segment income (loss) from operations	$(113)	$2,841	$2,041	$4,762

Depreciation and amortization:
Film	$734	$523	$1,409	$1,124
Glass	170	103	340	103
Total depreciation and amortization	$904	$626	$1,749	$1,227

	June 30,	December 31,
	2011	2010
Long-lived assets:
Film	$13,680	$13,896
Glass	1,599	1,339
Total long-lived assets	$15,279	$15,235

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
United States	$2,120	$1,830	$3,966	$2,723
Europe: France, Germany	6,279	5,252	12,501	9,610
Asia Pacific: Japan, Pacific Rim	4,765	4,298	10,793	8,890
Rest of the world	370	410	805	1,048
Total net revenues	$13,534	$11,790	$28,065	$22,271

The Company operates from facilities located in the United States and Germany. Long-lived assets were as follows:

	June 30,	December 31,
	2011	2010
United States	$4,809	$4,724
Germany	10,470	10,511
Consolidated	$15,279	$15,235

Index

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

As of June 30, 2011, the Company had unconditional purchase obligations to procure manufacturing raw material of $2,258 and equipment of $2,986.

Credit Agreement with Wells Fargo Bank

In June 2011, the Company renewed its Credit Agreement with Wells Fargo Bank (“Bank”).  The Credit Agreement provides for a $3,000 revolving line of credit.  Advances under the line exceeding $1,500 will be limited to 80% of eligible accounts receivable.  The Company will not be eligible for additional borrowings if the Company’s consolidated cash balance falls below $3,500.  Amounts borrowed under the line of credit bear interest at either prime plus 0.75% or LIBOR plus 3.5%, determined at the discretion of the Company, and is annualized on the average daily financed amount outstanding.  All borrowings under the line of credit facility are collateralized by the Company’s assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements. The line of credit facility matures in June 2012.

In August 2010, the Company’s Credit Agreement with the Bank was amended to provide for a $1,250 term loan, which was funded on September 2, 2010.  Amounts borrowed under the term loan are payable over 36 months in equal installments and bear interest at a fixed rate of 4.05%.  The Credit Agreement was further amended to provide covenants for tangible net worth and fixed charge coverage ratio.

The Company has classified $481 and $695 outstanding under the Bank term loan and capital lease as a short-term liability and long-term liability, respectively, at June 30, 2011.  The Company is obligated to pay an aggregate of $417 in principal under its Wells Fargo term loan in 2011.

On December 27, 2010, the Company entered into a lease agreement with the Bank to finance research and development equipment.  The lease term is 48 months and requires monthly payments.  As of June 30, 2011, the principal balance of this lease was $238.

We were not in compliance with the minimum net income covenant under the Credit Agreement and capital lease with the Bank as of June 30, 2011.  On August 4, 2011, the Company obtained a waiver of noncompliance from the Bank as of June 30, 2011.

Term Debt and Capital Lease Obligations

As of June 30, 2011, the Company's term debt and capital lease obligations consisted of the following:

Index

Description	Rate		Term Debt Balance at June 30, 2011	Capital Lease Balance at June 30, 2011	Total Debt Balance at June 30, 2011	Due In Next 12 Months	Balance at December 31, 2010

German bank loan dated May 28, 1999 (20 year)	5.73	%(1)	$2,878	$-	$2,878	$360	$2,816

Wells Fargo Bank dated September 2, 2010 (3 year)	4.05	%(2)	938	-	938	417	1,146
Total term debt			3,816	-	3,816	777	3,962

German bank financed lease dated June 1, 2008	7.518	%(3)	-	78	78	78	115
U.S. financing agreement dated May 20, 2008	19.80	%(4)	-	147	147	147	224
Wells Fargo Bank financing agreement dated December 27, 2010	4.47	%(4)	-	257	257	73	296
Total capital leases			-	482	482	298	635

Less interest on capital leases			-	37	37	27	62

Total term debt and capital lease obligations			3,816	445	4,261	1,048	4,535

Less current portion			777	271	1,048	-	1,024

Total term debt and capital lease obligations, non-current			$3,039	$174	$3,213	$1,048	$3,511
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

Note 8 – Stock-Based Compensation

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 2007 Long Term Incentive Plan (“2007 Plan”), which authorizes the granting of up to 10,000 shares of common stock. Under the terms of the 2007 Plan, the Company can grant both Incentive Stock Options and Nonstatutory Stock Options.  Grants issued under the 2007 Plan vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the 2007 Plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise options within a period of three months after such termination of service occurs.  The 2007 Plan provides for longer expiration periods for employees who terminate, but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration will be extended anywhere from three months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct. As of June 30, 2011, there were 1,066 shares of common stock available for grant under the 2007 Plan.

Index

The following table sets forth the total stock-based compensation for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cost of revenues	$6	$4	$10	$6
Research and development	45	26	78	45
Selling, general and administrative	200	123	363	214
Stock-based compensation expense before income taxes	251	153	451	265
Income tax benefit	-	-	-	-
Total	$251	$153	$451	$265

There were $0 and $20 of cash proceeds from the exercise of stock options for the three months ended June 30, 2011 and 2010, respectively.  The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Expected life (in years)	5.0	-	5.0	5.0
Risk-free interest rate	1.67%	-%	2.16%	2.62%
Volatility	121%	-%	122%	104%
Dividend	-	-	-	-
Per share weighted average fair value at grant date (1)	$10.19	$-	$9.28	$6.11

(1)
The amount for the three and six months ended June 30, 2010 has been restated to reflect the Company’s 1-for-5 reverse stock split described in Note 1 to these condensed consolidated financial statements.

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

The Company has not in the past and does not plan to issue dividends in the future.

Stock option activity for the six months ended June 30, 2011 was as follows:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Weighted Average Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,287	$4.49
Granted	252	$11.07
Exercised	(13)	$5.24
Cancelled or expired	(24)	$8.88
Outstanding at June 30, 2011	1,502	$5.52	6.78	$10,593

Vested and expected to vest at June 30, 2011	1,342	$5.17	6.52	$9,929
Exercisable at June 30, 2011	910	$3.85	5.47	$7,931

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Southwall’s closing stock price on the last trading day of its second quarter of fiscal 2011 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2011.  This amount changes based on the fair market value of Southwall’s stock.  Total intrinsic value of options exercised was $86 for the six months ended June 30, 2011. There were no options exercised during the three months ended June 30, 2011.

Index

As of June 30, 2011, $2,299 of total unrecognized compensation cost, net of forfeitures, related to stock options was expected to be recognized over a weighted-average period of approximately 3.16 years.

Note 9 – Allowance for Sales Returns

The Company establishes an allowance for sales returns for specifically identified, as well as anticipated sales returns, based on experience. The activity in the allowance for sales returns account during the six months ended June 30, 2011 and 2010 was as follows:

	Balance at December 31, 2010	Provision	Utilized	Balance at June 30, 2011
Allowance for Sales Returns	$1,187	$351	$(252)	$1,286

	Balance at December 31, 2009	Provision	Utilized	Balance at June 30, 2010
Allowance for Sales Returns	$607	$656	$(349)	$914

These amounts are included in accounts receivable, net, in the condensed consolidated balance sheets.

Note 10 – Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss)	$(645)	$3,007	$765	$4,344
Foreign currency translation adjustment	266	(982)	974	(1,707)
Other comprehensive income (loss)	$(379)	$2,025	$1,739	$2,637

Note 11 – Income Tax

The Company recorded an income tax provision of $531 and $1,481 for the three and six months ended June 30, 2011, respectively, and a benefit from income taxes of $107 and $99 for the three and six months ended June 30, 2010, respectively.  The effective tax rate was 65.9 % for six months ended June 30, 2011and (2.3) % for the six months ended June 30, 2010.  The primary reason for the change in the effective tax rates for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, is due to an impairment charge for goodwill and the impact of the valuation allowance during 2010. The Company’s effective tax rate differs from the statutory rate due to various factors, such as tax legislation, the mix of domestic and international pre-tax income, research and development credits, foreign tax credits, share-based compensations and change in valuation allowance.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of June 30, 2011, the Company identified and recorded unrecognized tax benefits in the amount of approximately $394, but no interest and penalties have been recorded due to the immaterial impact to the financial statements.  Management does not expect material changes in the balance of unrecognized tax benefits will occur within the next twelve months.

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

Index

Effective January 1, 2010, Sound Solutions had not paid the principal balance of $300 and was in default of the promissory note.  The $300, for which Sound Solutions had received equity consideration in SIG, was credited to Southwall IG Holdings, Inc.’s capital account in SIG, thereby increasing the Company’s equity ownership to 66.3%. This change in equity did not result in Southwall IG Holdings, Inc. acquiring a controlling interest in SIG, as governance did not change as a result of the equity event. For the three months and six months ended June 30, 2010, SIG was accounted for under the equity method of accounting and the Company’s share of SIG’s net losses of $108 and $333, respectively, were included in “other income (expense), net” in the condensed consolidated statements of operations.

On May 20, 2010, the Joint Venture Agreement was amended allowing Southwall IG Holding, Inc. to make additional cash contributions to the joint venture.  In order to acquire an additional 8.7% to obtain 75% equity ownership, the Company relinquished $256 of value allowing Sound Solutions to maintain a 25% equity interest in SIG.  This transaction triggered a business combination event, which resulted in the consolidation of total assets and liabilities of SIG. Subsequently in 2010, the Company increased its equity ownership in SIG to 80%. During the six months ended June 30, 2011, the Company increased its equity ownership in SIG to 100%.

The unaudited pro forma net revenues for the three months and six months ended June 30, 2010 were $12,194 and $23,288, respectively, and net income attributable to Southwall for the three and six months ended June 30, 2010 were $2,148 and $3,448, respectively.

Crown Operations International

On August 30, 2010, Crown International Acquisition Company, LLC, a wholly owned subsidiary of Southwall Technologies Inc., acquired the operating assets of Crown Operations International, Ltd. (“Crown Operations”), for $3,302 in cash.  Subsequent to the acquisition of Crown Operations, Crown International Acquisition Company, LLC changed its name to Crown Operations International, LLC (“COI”).  Crown Operations is an interlayer converting and laminating facility.  The unaudited pro forma net revenues for the three and six months ended June 30, 2010 were $12,003 and $22,682, respectively, and net income for the three and six months ended June 30, 2010 were $3,238 and $4,835, respectively.

Note 13 – Goodwill and Intangible Assets

Goodwill

The Company reviews goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with authoritative guidance.  The circumstances that could trigger a goodwill impairment could include, but are not limited to, the following items to the extent that management believes the occurrence of one or more would make it more likely than not that we would fail the first step of the goodwill impairment test: significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, a more-likely-than-not expectation that a reporting unit or a significant portion will be sold or otherwise disposed of, a portion of a reporting unit’s goodwill has been included in the carrying amounts of a business that will be disposed or if our market capitalization is below our net book value.

During the three month period ending June 30, 2011, the Company altered its business strategy to no longer support the Glass Segment’s standard IGU product and reevaluated its ability to gain market share during the technology development stage.  As a result, the Company determined that the goodwill related to the Glass Segment was impaired and recorded a one-time impairment charge of $1,488, which represents one hundred percent of the goodwill related to the Glass Segment.

Goodwill impairment testing is a two-step process.  Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amount.  If the fair value of the reporting unit is greater than the carrying amount, there is no impairment.  If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of the impairment, if any.  Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1.  The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill.  If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.  The result of the Company’s analysis indicated that there would be no remaining implied value attributable to the goodwill in the Glass Segment.

The Company’s carrying value of goodwill at June 30, 2011 was $366 as a result of the Company’s acquisition of Crown International Operations.

Intangible Assets

Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  During the three month period ending June 30, 2011, the Company determined that the goodwill of the Glass Segment was impaired.  In conjunction with the valuation study for Step 2 of goodwill impairment testing, a valuation analysis of the Glass Segment’s long-lived assets was also performed.  Based on this analysis, the Company determined that the intangible assets of the Glass Segment were impaired and recorded an impairment charge of $344.

Index

Intangible assets as of June 30, 2011 and December 31, 2010 consisted of the following:

		June 30, 2011			December 31, 2010
	Range of	Gross	Accumulated		Gross	Accumulated
	Lives	Assets	Amortization	Net	Assets	Amortization	Net
Trade name	5	$15	$(2)	$13	$315	$(38)	$277
Customer relationships	2 - 10	170	(14)	156	420	(82)	338
Trade secrets	15	190	(11)	179	190	(4)	186
Non-compete agreement	2	15	(6)	9	15	(3)	12
Other	2- 5	-	-	-	100	(12)	88
		$390	$(33)	$357	$1,040	$(139)	$901

Amortization expense for the three months ended June 30, 2011 and 2010 for intangible assets was $61 and $18, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 for intangible assets was $122 and $18, respectively.

The following table represents the estimated future amortization expense of intangible assets as of June 30, 2011:

Fiscal year	Amount
2011 (6 months remaining)	$20
2012	38
2013	33
2014	33
2015	32
Thereafter	201
Total	$357

Note 14 – Total Equity

A summary of the changes in equity for the three and six months ended June 30, 2011 is as follows:

	Six Months Ended June 30, 2011
	Southwall
	Stockholders'	Noncontrolling	Total
	Equity	Interest	Equity
Balance at December 31, 2010	$32,026	$(27)	$31,999
Fair market value NCI of SIG	(246)	246	-
Stock-based compensation expense	451	-	451
Stock option exercises	71	-	71
Dividend accrual on Series A preferred stock
preferred stock	(244)	-	(244)
Total comprehensive income (loss)	1,958	(219)	1,739
Balance at June 30, 2011	$34,016	$-	$34,016

Note 15 – Related Party

As discussed in Note 12, Southwall IG Holdings, Inc., a wholly-owned subsidiary of Southwall Technologies Inc., obtained a 75% equity ownership in the joint venture with Sound Solutions in 2010, which resulted in the consolidation by the Company of assets and liabilities of SIG in May 2010.  The Company’s accounts receivable balance due from Sound Solutions was $552 and $650 at June 30, 2011 and December 31, 2010, respectively.  The amount owed by the Company to Sound Solutions was $3 at June 30, 2011 and December 31, 2010. Net revenues from Sound Solutions were $0 and $280 for the three and six months ended June 30, 2011, respectively.

Index

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands):

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors”, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

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

In 2010, we acquired a controlling interest in Southwall Insulating Glass, LLC (“Southwall Insulating Glass” or “SIG”), a joint venture between our wholly-owned subsidiary Southwall IG Holdings Inc. and Sound Solutions Windows & Doors, LLC (“Sound Solutions").  During the six months ended June 30, 2011, the Company increased its equity ownership in SIG to 100%.

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

Recent Events

On March 17, 2011, we completed a 1-for-5 reverse stock split of our common stock, pursuant to previously obtained stockholder approval on May 12, 2010.  The reverse stock split reduced the number of shares of our common stock issued and outstanding from approximately 28.8 million to approximately 5.8 million.  In connection with the reverse stock split, we also reduced the number of our authorized shares of common stock from 50 million to 10 million to reflect the reverse stock split ratio.  All share and per share amounts herein are presented on a post-reverse stock split basis.

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

During the three month period ending June 30, 2011, the Company altered its business strategy to no longer support the Glass Segment’s standard IGU product and reevaluated its ability to gain market share during the technology development stage.  As a result, the Company determined that the goodwill  and intangible assets related to the Glass Segment was impaired.  As a result, the Company recorded a one-time impairment charge of $1,833, which represents all of the goodwill and intangible assets related to the Glass Segment.

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

Our three largest customers in the automotive glass and window film market, and architectural glass markets include: Saint Gobain Sekurit, Pilkington PLC, and Solutia Inc., formerly GlobaMatrix Holdings Pte. Ltd., which collectively accounted for approximately 70% and 72% of our total revenues during the six months ended June 30, 2011 and 2010, respectively.

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

Index

We believe there have been no significant changes during the first six months of fiscal 2011 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2010 Form 10-K.

Three and Six Months Ended June 30, 2011 compared with Three and Six Months Ended June 30, 2010

Results of Operations

Net revenues

Net revenues by operating segment are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30,		Change in		June 30,		Change in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Net revenues:
Film:
Automotive film	$6,085	$5,426	$659	12%	$12,239	$9,886	$2,353	24%
Window film	5,460	4,614	846	18%	11,630	9,310	2,320	25%
Architectural	1,374	1,273	101	8%	3,225	2,571	654	25%
Other	179	44	135	307%	352	71	281	396%
Total film	13,098	11,357	1,741	15%	27,446	21,838	5,608	26%
Glass	436	433	3	1%	619	433	186	43%
Total net revenues	$13,534	$11,790	$1,744	15%	$28,065	$22,271	$5,794	26%

Total net revenues increased 15% and 26% for the three and six months ended June 30, 2011, from the same periods in 2010. The increase for both periods for automotive film net revenues was due to increased demand from our OEM customers and the higher window film net revenues was primarily due to greater demand resulting from higher sales of automobiles in the second quarter of 2011, compared to the same period in 2010. The net revenues growth in architectural film was primarily due to increased material required for a major project in China.

Cost of revenues

Cost of revenues increased $1,872, or 32%, to $7,763 for the three months ended June 30, 2011 from $5,891 for the same period in 2010 primarily as a result of higher sales volume in the three months ended June 30, 2011 as compared to the same period in 2010.  Cost of revenues increased $4,508, or 39%, to $16,167 for the six months ended June 30, 2011 from $11,659 for the same period in 2010 primarily as a result of higher sales volume in the six months ended June 30, 2011 as compared to the same period in 2010.

Gross profit

	Three Months Ended				Six Months Ended
	June 30,		Change in		June 30,		Change in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Gross profit	$5,771	$5,899	$(128)	-2%	$11,898	$10,612	$1,286	12%
Percentage of net revenues	43%	50%			42%	48%

Our gross profit percentage decreased by approximately 7 percentage points to 43 percent for the three months ended June 30, 2011 compared to 50 percent for the same period in 2010.  Our gross profit percentage decreased by approximately 6 percentage points to 42 percent for the six months ended June 30, 2011 compared to 48 percent for the same period in 2010.  The decrease was primarily due to costs associated with the addition of SIG that we began consolidating into our results in the second quarter of 2010 and increased cost of precious metals consumed to manufacture sputtered film.

Index

Operating expenses

Operating expenses are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30,		Change in		June 30,		Change in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Research and development	$1,113	$792	$321	41%	$2,147	$1,584	$563	36%
Percentage of net revenues	8%	7%			8%	7%

Selling, general and administrative	2,938	2,266	672	30%	5,877	4,266	1,611	38%
Percentage of net revenues	22%	19%			21%	19%
Goodwill and intangible assets impairment	1,833	-	1,833	nm	1,833	-	1,833	nm
Percentage of net revenues	14%	-			7%	-

Total	$5,884	$3,058	$2,826	92%	$9,857	$5,850	$4,007	68%
Percentage of net revenues	43%	26%			35%	26%
_____
nm – not meaningful

Research and development. The increase in research and development expenses for the three and six months ended June 31, 2011, as compared to the same periods in 2010, was primarily due to higher headcount related expenses and increased spending for travel and outside services.

Selling, general and administrative. The increase in selling, general and administrative expenses for the three and six months ended June 31, 2010, as compared to the same periods in 2010, was primarily due to higher headcount related expenses, including stock-based compensation expense, increased spending for consulting and outside services and the consolidation of SIG and Crown Operations.

Goodwill and intangible assets impairment.  The Company reviews goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with authoritative guidance.  The circumstances that could trigger a goodwill impairment could include, but are not limited to, the following items to the extent that management believes the occurrence of one or more would make it more likely than not that we would fail the first step of the goodwill impairment test: significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, a more-likely-than-not expectation that a reporting unit or a significant portion will be sold or otherwise disposed of, a portion of a reporting unit’s goodwill has been included in the carrying amounts of a business that will be disposed or if our market capitalization is below our net book value.

During the three month period ending June 30, 2011, the Company altered its business strategy to no longer support the Glass Segment’s standard IGU product and reevaluated its ability to gain market share during the technology development stage.  As a result, the Company determined that the goodwill and intangible assets related to the Glass Segment was impaired.  As a result, the Company recorded a one-time impairment charge of $1,833, which represents  one hundred percent of the goodwill and intangible assets related to the Glass Segment.

Income from operations

Income from operations decreased $2,954 to an operating loss of $113 for the three months ended June 30, 2011, as compared to operating income of $2,841 for the same period in 2010.  Income from operations decreased $2,721 to an operating income of $2,041 for the six months ended June 30, 2011, as compared to operating income of $4,762 for the same period in 2010. The decrease for both periods was primarily due to higher operating expenses relating to acquisitions and a goodwill and intangible assets impairment charge of $1,833.

Interest expense, net

Interest expense, net of $65 for the three months ended June 30, 2011 was relatively unchanged as compared to $64 for the same period in 2010 and decreased to $131 for the six months ended June 30, 2011 from $159 for the same period in 2010.  The decrease in net interest expense was primarily due to lower average outstanding debt balances for the six months ended June 30, 2011, as compared to the same period in 2010.

Index

Other income (expense), net

Other income (expense), net, was net other income of $64 and $336 for the three and six months ended June 30, 2011, respectively, and was primarily foreign currency gains related to transactions with foreign customers that were denominated in foreign currencies, principally the Euro, as compared to a net other expense of $123 for the same period in 2010. For the three months ended June 30, 2010, we recognized foreign exchange losses of $483 and our 66.3% share of net losses incurred by SIG of $108.

Income (loss) before provision for income taxes

Loss before provision for income taxes for the three months ended June 30, 2011 was $114 and income before provision for income taxes was $2,246 for the six months ended June 30, 2011, as compared to income before provision for income taxes $2,900 and 4,245, respectively for the same periods in 2010. The increases were primarily due to higher sales and production volumes.

Provision for income taxes

We recorded an income tax provision of $531 and $1,481 in the three and six months ended June 30, 2011, respectively, as compared to a benefit from income taxes of $107 and $99 for the three and six months ended June 30, 2011, respectively.  The effective tax rate was 66% for the six months ended June 30, 2011 and (2.3%) for the same period in 2010. The primary reason for the change in the effective tax rates for the period in 2011 as compared to the same period in 2010 is due to the impairment charge for goodwill and the impact of the valuation allowance during 2010. Our effective tax rate differs from the statutory rate due to various factors, such as tax legislation, the mix of domestic and international pre-tax income, research and development credits, foreign tax credits, share-based compensations and change in valuation allowance.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of June 30, 2011, we identified and recorded unrecognized tax benefits in the amount of approximately $394, that if reversed, would impact the tax expense, but no interest and penalties have been recorded due to the immaterial impact to the financial statements.  We do not expect material changes in the balance of unrecognized tax benefits will occur within the next twelve months.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest of $58 and $219 for the three and six months ended June 30, 2011, respectively, is related to the consolidation of SIG upon acquisition of a controlling interest during the second quarter of 2010. Net loss attributable to noncontrolling interest was $30 and $30 for the three and six months ended June 30, 2010, respectively

Deemed dividend on preferred stock

We accrued $122 of deemed dividend on preferred stock in each of the three months ended June 30, 2011 and 2010, respectively, and $244 in each of the six months ended June 30, 2011 and 2010, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A preferred stock accrues cumulative dividends at the rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories, for debt repayments and capital expenditures. We believe that because of the production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents decreased $376 from $13,776 at December 31, 2010 to $13,400 at June 30, 2011.  The decrease in cash is primarily due to an increase in current assets and a decrease in accounts payable and accrued liabilities, partially offset by net income and non-cash expenses.

Specifically, cash used in operating activities of $1,103 for the six months ended June 30, 2011 was primarily the result of net income of $765, non-cash depreciation and amortization of $1,749, non-cash stock-based compensation expense of $452 and non-cash impairment charge for goodwill and intangible assets of $1,833, offset by an increase in accounts receivable of $1,307, a decrease in accounts payable and accrued liabilities of $864 and an increase in inventories, net of $1,000.

Index

Cash used in investing activities for the six months ended June 30, 2011 was for capital expenditures of $866.

Cash used in financing activities for the six months ended June 30, 2011 of $441 was the result of scheduled payments of other term debt and capital lease obligations of $521, offset by proceeds from stock option exercises of $71.

Borrowing arrangements

Credit Agreement with Wells Fargo Bank

In June 2011, we renewed our Credit Agreement with Wells Fargo Bank (the “Bank”).  The Credit Agreement provides for a $3,000 revolving line of credit.  Advances under the line exceeding $1,500 will be limited to 80% of eligible accounts receivable.  We will not be eligible for additional borrowings if our consolidated cash balance falls below $3,500.  Amounts borrowed under the facility bear interest at either prime plus 0.75% or LIBOR plus 3.5%, determined at our discretion, and is annualized on the average daily financed amount outstanding.  All borrowings under the facilities are collateralized by our assets in the United States and are subject to certain covenants including minimum quarterly net income and minimum liquid asset requirements.

Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is June 2012.  Although we expect to renew the credit line, we can provide no assurance that we will be successful in obtaining a new or replacement credit facility due to restrictive credit markets.  As of June 30, 2011, we had no balance outstanding on our line of credit.  The foregoing does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement, and the transactions contemplated thereby or a complete explanation of material terms thereof.

In August 2010, our Credit Agreement with the Bank was amended to provide for a $1,250 term loan, which was funded on September 2, 2010.  Amounts borrowed under the term loan are payable over 36 months in equal installments and bear interest at a fixed rate 4.05%.  The Credit Agreement was further amended to provide covenants for tangible net worth and fixed charge coverage ratio.

We have classified $481 and $695 outstanding under the Bank term loan and capital lease as a short-term liability and long-term liability, respectively, at June 30, 2011.  We are obligated to pay an aggregate of $417 in principal under our Wells Fargo term loan in 2011.

On December 27, 2010, we entered into a lease agreement with the Bank to finance research and development equipment.  The lease term is 48 months and requires monthly payments.  As of June 30, 2011, the principal balance of this lease was $238.

We were not in compliance with the minimum net income covenant under the Credit Agreement and capital lease with the Bank as of June 30, 2011.  On August 4, 2011, the Company obtained a waiver of noncompliance from the Bank as of June 30, 2011.

Borrowing Arrangements with German Banks

Our borrowing arrangements with various German banks as of June 30, 2011 are described in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements (Item 1. “Financial Statements”) set forth herein. We are in compliance with all of the covenants of the German bank loans and capital leases, and we have classified $435 and $2,518 outstanding under the German bank loans and capital leases as a short-term liability and long-term liability, respectively, at June 30, 2011.

Index

Capital expenditures

We expect to spend approximately $5,800 in 2011 primarily related to machinery and equipment for production automation and additional equipment investment in our Germany facility.

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating and capital leases and other non-cancelable contractual commitments were as follows at June 30, 2011:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Term debt (1)	$3,816	$777	$1,240	$719	$1,080
Capital lease obligations (1)	445	271	138	36	-
Term debt and capital lease obligation interest (1)	734	207	261	169	97
Other obligations (2)	5,438	2,258	-	-	3,180
Operating leases (3)	2,859	383	1,386	865	225
Total	$13,292	$3,896	$3,025	$1,789	$4,582

(1)	Represents the principal and interest allocations of loan and capital lease agreements with Varilease Finance Inc. and several German Banks and Wells Fargo Bank.

(2)	Represents commitments to purchase manufacturing material (less than one year) and accumulated dividends on Series A preferred stock (greater than five years).

(3)	Represents the remaining rents owed on buildings we rent in Palo Alto, California, and Chicago, Illinois.

As of June 30, 2011, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.   In 2011, the monthly rent payments are $40 and will increase annually at a rate of 3% through the expiration of the lease.

As of June 30, 2011, we had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  The monthly rent payments for this facility are $4.

As of June 30, 2011, we had a lease obligation for 75,640 square feet at 4404 W. Ann Lurie Place, Chicago, IL 60632.  The monthly rent payments for this facility are $20, which increases to $25 in April 2011, $26 in October 2011, and increases thereafter annually at a rate of 3.6% through the expiration of the lease.

As of June 30, 2011, we had unconditional purchase obligations to procure equipment of $2,986.

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

Investment risk. We invest our excess cash in money market accounts and, by practice, make every effort to limit the amount of exposure by investing with strong, well-known institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest income in the six months ended June 30, 2011.

Index

Foreign currency risk. International net revenues (defined as sales to customers located outside of the United States) accounted for approximately 84% of our total net revenues in the three months ended June 30, 2011. Approximately 46% of our international net revenues were denominated in Euros in the second quarter of 2011. The remaining 38% of our international net revenues were denominated in U.S. dollars.  In addition, certain transactions with foreign suppliers are denominated in foreign currencies. The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $616 on net revenues and $630 on expenses and the effect on expenses of a 10% reduction in the Yen exchange rate would have an effect of approximately $134 for the second quarter of 2011.

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

(b)
Changes in Internal Controls.  There were no changes during the six month period ended June 30, 2011 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Financial Risks

There have been no significant changes in financial risk factors for the six months ended June 30, 2011.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Operational Risks

There have been no significant changes in operational risk factors for the six months ended June 30, 2011.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Market Risks

There have been no significant changes in market risk factors for the six months ended June 30, 2011.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Index

Item 3 – Defaults upon Senior Securities

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

(a) Exhibits

Exhibit Number	Item
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350

101.ins	XBRL Instance Document (.xml)

101.sch	XBRL Taxonomy Extension Schema Document (.xsd)

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document (cal)

101.lab	XBRL Taxonomy Extension Label Linkbase (lab)

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document (pre)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2011
Southwall Technologies Inc.

	By:	/s/ Dennis F. Capovilla
Dennis F. Capovilla
Chief Executive Officer

	By:	/s/ Mallorie Burak
Mallorie Burak
Vice President and Chief Accounting Officer