Form 10-Q
period 2011-09-30
SOUTHWALL TECHNOLOGIES INC /DE/
filed 2011-11-14
CIK 813619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

As of October 25, 2011, there were 5,811,838 shares of the registrant's Common Stock outstanding.

SOUTHWALL TECHNOLOGIES INC.

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index

PART I. FINANCIAL INFORMATION

Item 1--Financial Statements:
SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$12,862	$13,776
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,505 at September 30, 2011 and $1,316 at December 31, 2010	7,888	5,902
Inventories, net	8,183	5,536
Prepaid income taxes	-	2,017
Other current assets	4,108	1,901
Total current assets	33,041	29,132

Property, plant and equipment, net	15,282	15,235
Goodwill	366	1,854
Intangibles assets	346	901
Deferred tax and other assets	3,505	3,468
Total assets	$52,540	$50,590

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt and capital lease obligations	$970	$1,024
Accounts payable	3,194	2,628
Accrued compensation	1,619	1,742
Other accrued liabilities	5,124	4,764
Total current liabilities	10,907	10,158

Term debt and capital lease obligations	2,954	3,511
Other long-term liabilities	129	112
Total liabilities	13,990	13,781

Commitments and contingencies (Note 7)

Series A 10% cumulative convertible preferred stock, $0.001 par value; $1.00 stated value; 5,000 shares authorized, 4,893 shares outstanding at September 30, 2011 and December 31, 2010 (liquidation preference: $8,112 and $7,745 at September 30, 2011 and December 31, 2010, respectively)	4,810	4,810

Southwall stockholders’ equity:
Common stock, $0.001 par value per share; 10,000 shares authorized, 5,811 shares outstanding at September 30, 2011 and 5,799 shares outstanding at December 31, 2010	29	29
Capital in excess of par value	78,957	78,759
Accumulated other comprehensive income	3,787	3,466
Accumulated deficit	(49,033)	(50,228)
Total Southwall stockholders’ equity	33,740	32,026
Noncontrolling interest	-	(27)
Total stockholders' equity	33,740	31,999
Total liabilities, preferred stock and stockholders' equity	$52,540	$50,590

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net revenues	$13,601	$12,198	$41,666	$34,469
Cost of revenues	8,015	6,890	24,183	18,549

Gross profit	5,586	5,308	17,483	15,920

Operating expenses:
Research and development	980	1,024	3,127	2,608
Selling, general and administrative	3,775	2,772	9,651	7,038
Goodwill and intangible assets impairment	-	-	1,833	-

Total operating expenses	4,755	3,796	14,611	9,646

Income from operations	831	1,512	2,872	6,274

Interest expense, net	(60)	(67)	(192)	(225)
Other income (expense), net	(171)	560	166	202

Income before provision for income taxes	600	2,005	2,846	6,251

Provision for income taxes	389	1,057	1,870	959

Net income	211	948	976	5,292

Net loss attributable to noncontrolling interest	-	122	219	152

Net income attributable to Southwall	211	1,070	1,195	5,444

Deemed dividend on preferred stock	122	122	366	366

Net income attributable to common stockholders	$89	$948	$829	$5,078

Net income per common share (1):
Basic	$0.02	$0.16	$0.14	$0.88
Diluted	$0.03	$0.15	$0.16	$0.75

Weighted average shares used in computing per share amounts (1):
Basic	5,811	5,768	5,809	5,764
Diluted	7,469	7,267	7,292	7,221

(1)
All share and per share amounts have been retroactively restated for the three and nine months ended September 30, 2010 to reflect the Company’s 1-for-5 reverse stock split described in Note 1 to these condensed consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SOUTHWALL TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income	$976	$5,292
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on acquisition of controlling interest in SIG	-	(706)
Deferred income tax	(10)	(1,334)
Loss on disposal of property, plant and equipment	39	10
Depreciation and amortization	2,569	1,989
Goodwill and intangible assets impairment	1,833	-
Stock-based compensation	740	433
Release of inventory reserves	(130)	(201)
Provision for sales returns and doubtful accounts	188	380
Non-cash effect of acquisition of controlling interest in SIG	-	(232)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,021)	18
Inventories, net	(2,503)	207
Other current and non-current assets	(191)	(240)
Accounts payable and accrued liabilities	525	1,059
Net cash provided by operating activities	2,015	6,675

Cash flows from investing activities:
Acquisition of assets of Crown Operations International	-	(3,302)
Acquisition of controlling interest in SIG, net of cash acquired	-	(195)
Acquisition of property, plant and equipment	(2,238)	(1,160)
Net cash used in investing activities	(2,238)	(4,657)

Cash flows from financing activities:
Proceeds from stock option exercises	71	63
Borrowings from term loan	-	1,250
Repayments of term debt and capital lease obligations	(696)	(599)
Proceeds from investment credit	11	376
Net cash provided by (used in) financing activities	(614)	1,090

Effect of foreign exchange rate changes on cash and cash equivalents	(77)	11

Net increase (decrease) in cash and cash equivalents	(914)	3,119
Cash and cash equivalents, beginning of period	13,776	12,454

Cash and cash equivalents, end of period	$12,862	$15,573

Supplemental cash flow disclosures:
Interest paid	$181	$180
Income taxes paid	$765	$359

Supplemental schedule of non-cash investing and financing activities:
Dividends accrued	$366	$366
Deposits applied to acquisition of property, plant and equipment	$86	$411
Acquisition of interest in SIG (Note 12)	$246	$250

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

Reverse Stock Split

On March 17, 2011, the Company completed a 1-for-5 reverse stock split of its common stock, pursuant to previously obtained stockholder approval on May 12, 2010.  The reverse stock split reduced the number of shares of the Company’s common stock issued and outstanding from approximately 28.8 million to approximately 5.8 million.  In connection with the reverse stock split, the Company also reduced the number of our authorized shares of common stock from 50 million to 10 million to reflect the reverse stock split ratio.  All share and per share amounts for the three and nine months ended September 30, 2010 herein are presented on a post-reverse stock split basis.

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

Note 3 – Fair Value Measurements

The Company has estimated the fair value amounts of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities using available market information and valuation methodologies considered to be appropriate and has determined that the book value of those instruments at September 30, 2011 approximates fair value.

Based on borrowing rates currently available to the Company for debt and capital lease obligations with similar terms, the carrying value of our term debt and capital lease obligations approximates fair value.

Index

Southwall invests its cash primarily in money market funds.  The Company utilizes the market approach to measure fair value of its financial assets.

Cash and cash equivalents are summarized as follows:

	September 30, 2011
	Fair Value	Book Value	Unrealized Gain, net
Money market funds, Level I	$11,153	$11,153	$-
Total cash equivalents	11,153	11,153	-
Cash	1,709	1,709	-
Total cash and cash equivalents	$12,862	$12,862	$-

	December 31, 2010
	Fair Value	Book Value	Unrealized Gain, net
Money Market Funds, Level I	$8,990	$8,990	$-
Certificates of deposit	2,000	2,000	-
Total cash equivalents	10,990	10,990	-
Cash	2,786	2,786	-
Total cash and cash equivalents	$13,776	$13,776	$-

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  As of September 30, 2011, the Company did not have any Level 2 instrument valuations which were obtained from readily available pricing sources for comparable instruments or any Level 3 instruments without observable market values that would require a high level of judgment to determine fair value.

Note 4 – Balance Sheet Detail

	September 30, 2011	December 31, 2010
Inventories, net
Raw materials	$4,737	$3,072
Work-in-process	1,768	817
Finished goods	1,678	1,647
	$8,183	$5,536
Property, plant and equipment
Land, buildings and leasehold improvements	$9,750	$9,453
Machinery and equipment	35,565	33,099
Furniture and fixtures	2,937	2,769
	48,252	45,321
Less: accumulated depreciation and amortization	(32,970)	(30,086)
	$15,282	$15,235

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

Index

At September 30, 2011 and 2010, 175 and 188 outstanding options, respectively, were excluded from the dilutive net income per common share calculation, as they were anti-dilutive because the option prices were higher than the average market price during each of the nine-month periods.

The Company has accrued a deemed dividend on preferred stock of $122 for each of the three-month periods ended September 30, 2011 and 2010.  The dilutive effect of convertible securities shall be reflected in diluted net income (loss) per share by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator unless their effect is anti-dilutive.

Tables summarizing net income attributable to common stockholders, basic and diluted net income (loss) per common share, and weighted shares outstanding are shown below:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income (loss) attributable to common stockholders - basic	$89	$948	$829	$5,078
Add: Deemed dividend on preferred stock	122	122	366	366
Net income (loss) attributable to common stockholders - diluted	$211	$1,070	$1,195	$5,444

Weighted average common shares outstanding - basic (1)	5,811	5,768	5,809	5,764
Dilutive effect of Series A preferred shares	978	978	978	978
Dilutive effect of stock options	680	521	505	479
Weighted average common shares outstanding - diluted (1)	7,469	7,267	7,292	7,221

Basic net income (loss) per common share	$0.02	$0.16	$0.14	$0.88
Diluted net income (loss) per common share	$0.03	$0.15	$0.16	$0.75

(1)
All share and per share amounts have been retroactively restated for the three and nine months ended September 30, 2010 to reflect the Company’s 1-for-5 reverse stock split described in Note 1 to these condensed consolidated financial statements.

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

Index

Segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net revenues:
Film:
Automotive	$3,750	$4,849	$15,989	$14,735
Window	7,417	4,981	19,047	14,291
Architectual	1,479	1,486	4,704	4,058
Other	206	122	558	192
Subtotal	12,852	11,438	40,298	33,276
Glass	749	760	1,368	1,193
Total net revenues	$13,601	$12,198	$41,666	$34,469

Segment income (loss) from operations:
Film	$1,150	$2,129	$7,113	$7,094
Glass	(319)	(617)	(4,241)	(820)
Total segment income (loss) from operations	$831	$1,512	$2,872	$6,274

Depreciation and amortization:
Film	$697	$626	$2,106	$1,750
Glass	123	136	463	239
Total depreciation and amortization	$820	$762	$2,569	$1,989

	September 30, 2011	December 31, 2010
Long-lived assets:
Film	$12,809	$13,896
Glass	2,473	1,339
Total long-lived assets	$15,282	$15,235

The following is a summary of net revenues by geographic area (based on the location of the Company's customers) for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
United States	$2,111	$2,327	$6,077	$5,050
Europe: France, Germany	3,870	4,596	16,371	14,206
Asia Pacific: Japan, Pacific Rim	7,283	4,423	18,076	13,313
Rest of the world	337	852	1,142	1,900
Total net revenues	$13,601	$12,198	$41,666	$34,469

The Company operates from facilities located in the United States and Germany. Long-lived assets were as follows:

	September 30, 2011	December 31, 2010
United States	$5,729	$4,724
Germany	9,553	10,511
Consolidated	$15,282	$15,235

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

As of September 30, 2011, the Company had unconditional purchase obligations to procure manufacturing raw material and services of $2,969 and equipment of $2,811 over the next twelve months

Credit Agreement with Wells Fargo Bank

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

The Company has classified $482 and $575 outstanding under the Bank term loan and capital lease as a short-term liability and long-term liability, respectively, at September 30, 2011.  The Company is obligated to pay an aggregate of $417 in principal under its Wells Fargo term loan in 2011.

On December 27, 2010, the Company entered into a lease agreement with the Bank to finance research and development equipment.  The lease term is 48 months and requires monthly payments.  As of September 30, 2011, the principal balance of this lease was $223.

As of September 30, 2011 the Company was in compliance with all financial covenants.

Term Debt and Capital Lease Obligations

Index

As of September 30, 2011, the Company's term debt and capital lease obligations consisted of the following:

Description	Rate		Term Debt Balance at September 30, 2011	Capital Lease Balance at September 30, 2011	Total Debt Balance at September 30, 2011	Due In Next 12 Months	Balance at December 31, 2010

German bank loan dated May 28, 1999 (20 year)	5.73	%(1)	$2,719	$-	$2,719	$340	$2,816
Wells Fargo Bank dated September 2, 2010 (3 year)	4.05	%(2)	834	-	834	417	1,146
Total term debt			3,553	-	3,553	757	3,962

German bank financed lease dated June 1, 2008	7.518	%(3)	-	50	50	50	115
U.S. financing agreement dated May 20, 2008	19.80	%(4)	-	108	108	108	224
Wells Fargo Bank financing agreement dated December 27, 2010	4.47	%(4)	-	240	240	74	296
Total capital leases			-	398	398	232	635

Less interest on capital leases			-	27	27	19	62

Total term debt and capital lease obligations			3,553	371	3,924	970	4,535

Less current portion			757	213	970	-	1,024

Total term debt and capital lease obligations, non-current			$2,796	$158	$2,954	$970	$3,511
________

(1)	Interest rate was reset on September 16, 2009 to 5.73%.

(2)	Interest rate is fixed at 4.05%.

(3)	Interest rate is fixed at 7.518% until payoff.

(4)	Implied interest rate based on a lease rate factor.

Contingencies

The Company is involved in certain other legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material adverse effect on its business, its consolidated financial position, results of operations or cash flows.  See Note 16 for disclosure of lawsuits filed after September 30, 2011.

Note 8 – Stock-Based Compensation

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. The Company has granted stock options under various option plans and agreements in the past and currently grants stock options under the 2007 Long Term Incentive Plan (“2007 Plan”), which authorizes the granting of up to 10,000 shares of common stock. Under the terms of the 2007 Plan, the Company can grant both Incentive Stock Options and Nonstatutory Stock Options.  Grants issued under the 2007 Plan vest and become exercisable at a rate of 25% on each anniversary of the date of grant and become fully vested on the fourth anniversary of the date of grant provided that the participant remains an employee or service provider of the Company or a related company.  Each option granted under the 2007 Plan is non-transferable and expires over terms not exceeding ten years from the date of grant or 30 days after an option holder’s voluntary termination from the Company.  If an option holder’s employment is terminated involuntarily for misconduct, the option will terminate immediately and may no longer be exercised.  Involuntary termination not for misconduct allows for the option holder to exercise options within a period of three months after such termination of service occurs.  The 2007 Plan provides for longer expiration periods for employees who terminate, but who were employed with the Company in excess of five years.  Pursuant to the provisions set forth in the 2007 Plan, the option expiration will be extended anywhere from three months to one year, dependent upon the employee’s years of service.  These provisions apply to options that expire as the result of involuntary termination not for misconduct. As of September 30, 2011, there were 1,301 shares of common stock available for grant under the 2007 Plan.

Index

The following table sets forth the total stock-based compensation for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cost of revenues	$6	$4	$16	$10
Research and development	49	29	128	74
Selling, general and administrative	233	135	596	349
Stock-based compensation expense before income taxes	288	168	740	433
Income tax benefit	-	-	-	-
Total	$288	$168	$740	$433

There were $0 and $25 of cash proceeds from the exercise of stock options for the three months ended September 30, 2011 and 2010, respectively.  The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted during the three months ended September 30, 2010 and nine months ended September 30, 2011 and 2010, respectively.  No stock options were granted during the three months ended September 30, 2011.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Expected life (in years)	-	5.0	5.0	5.0
Risk-free interest rate	-%	1.39%	2.16%	2.39%
Volatility	-%	103%	122%	103%
Dividend	-	-	-	-
Per share weighted average fair value at grant date (1)	$-	$1.34	$9.28	$1.24

(1)
The amount for the three and nine months ended September 30, 2010 has been restated to reflect the Company’s 1-for-5 reverse stock split described in Note 1 to these condensed consolidated financial statements.

The Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield in effect at the time of grant.

The Company has not in the past and does not plan to issue dividends in the future.

Stock option activity for the nine months ended September 30, 2011 was as follows:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Weighted Average Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,287	$4.49
Granted	252	$11.07
Exercised	(13)	$5.24
Cancelled or expired	(36)	$7.44
Outstanding at September 30, 2011	1,490	$5.52	6.52	$6,459
Vested and expected to vest at September 30, 2011	1,353	$5.21	6.30	$6,215
Exercisable at September 30, 2011	920	$3.90	5.26	$5,247

Index

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Southwall’s closing stock price on the last trading day of its second quarter of fiscal 2011 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2011.  This amount changes based on the fair market value of Southwall’s stock.  Total intrinsic value of options exercised was $86 for the nine months ended September 30, 2011. There were no options exercised during the three months ended September 30, 2011.

As of September 30, 2011, $2,115 of total unrecognized compensation cost, net of forfeitures, related to stock options was expected to be recognized over a weighted-average period of approximately 2.96 years.

Note 9 – Allowance for Sales Returns

The Company establishes an allowance for sales returns for specifically identified, as well as anticipated sales returns, based on experience. The activity in the allowance for sales returns account during the nine months ended September 30, 2011 and 2010 was as follows:

	Balance at December 31, 2010	Provision	Utilized	Balance at September 30, 2011
Allowance for Sales Returns	$1,187	$642	$(398)	$1,431

	Balance at December 31, 2009	Provision	Utilized	Balance at September 30, 2010
Allowance for Sales Returns	$607	$866	$(393)	$1,080

These amounts are included in accounts receivable, net, in the condensed consolidated balance sheets.

Note 10 – Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income (loss)	$211	$948	$976	$5,292
Interest Rate Swap Instrument	-	(9)	-	(9)
Foreign currency translation adjustment	(653)	1,116	320	(601)
Other comprehensive income (loss)	$(442)	$2,055	$1,296	$4,682

Note 11 – Income Tax

The Company recorded income tax provisions of $389 and $1,057 for the three months ended September 30, 2011 and 2010, respectively, and $1,870 and $959 for the nine months ended September 30, 2011 and 2010, respectively.  The effective tax rate was 65.7 % for nine months ended September 30, 2011 and 15.3 % for the nine months ended September 30, 2010.  The primary reason for the change in the effective tax rates for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, is due to an impairment charge for goodwill and the impact of the valuation allowance during 2010. The Company’s effective tax rate differs from the statutory rate due to various factors, such as tax legislation, the mix of domestic and international pre-tax income, research and development credits, foreign tax credits, share-based compensations and change in valuation allowance.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of September 30, 2011, the Company identified and recorded a discrete adjustment for estimated tax liabilities, including interest and penalties, of $173 for costs incurred by Southwall Europe GmbH from 2006 through 2010 that were not reimbursed by Southwall Technologies Inc.  Previously the Company identified and recorded unrecognized tax benefits in the amount of approximately $394, but no interest and penalties have been recorded due to the immaterial impact to the financial statements.  Management does not expect material changes in the balance of unrecognized tax benefits will occur within the next twelve months.

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

Effective January 1, 2010, Sound Solutions had not paid the principal balance of $300 and was in default of the promissory note.  The $300, for which Sound Solutions had received equity consideration in SIG, was credited to Southwall IG Holdings, Inc.’s capital account in SIG, thereby increasing the Company’s equity ownership to 66.3%. This change in equity did not result in Southwall IG Holdings, Inc. acquiring a controlling interest in SIG, as governance did not change as a result of the equity event. For the three months and nine months ended September 30, 2010, SIG was accounted for under the equity method of accounting and the Company’s share of SIG’s net losses of $108 and $333, respectively, were included in “other income (expense), net” in the condensed consolidated statements of operations.

On May 20, 2010, the Joint Venture Agreement was amended allowing Southwall IG Holding, Inc. to make additional cash contributions to the joint venture.  In order to acquire an additional 8.7% to obtain 75% equity ownership, the Company relinquished $256 of value allowing Sound Solutions to maintain a 25% equity interest in SIG.  This transaction triggered a business combination event, which resulted in the consolidation of total assets and liabilities of SIG. Subsequently in 2010, the Company increased its equity ownership in SIG to 80%. In June 2011, the Company increased its equity ownership in SIG to 100%.

The unaudited pro forma net revenues for the three months and nine months ended September 30, 2010 were $12,198 and $35,486, respectively, and net income attributable to Southwall for the three and nine months ended September 30, 2010 were $589 and $4,044, respectively.

Crown Operations International

On August 30, 2010, Crown International Acquisition Company, LLC, a wholly owned subsidiary of Southwall Technologies Inc., acquired the operating assets of Crown Operations International, Ltd. (“Crown Operations”), for $3,302 in cash.  Subsequent to the acquisition of Crown Operations, Crown International Acquisition Company, LLC changed its name to Crown Operations International, LLC (“COI”).  Crown Operations is an interlayer converting and laminating facility.  The unaudited pro forma net revenues for the three and nine months ended September 30, 2010 were $12,322 and $35,005, respectively, and net income for the three and nine months ended September 30, 2010 were $1,095 and $5,930, respectively.

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

In June 2011, the Company altered its business strategy to no longer support the Glass Segment’s standard IGU product and reevaluated its ability to gain market share during the technology development stage.  As a result, the Company determined that the goodwill related to the Glass Segment was impaired and recorded a one-time impairment charge of $1,488 in the three month period ending June 30, 2011, which represents one hundred percent of the goodwill related to the Glass Segment.

Index

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

The Company’s carrying value of goodwill at September 30, 2011 was $366 as a result of the Company’s acquisition of Crown International Operations.

Intangible Assets

Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  In June 2011, the Company determined that the goodwill of the Glass Segment was impaired.  In conjunction with the valuation study for Step 2 of goodwill impairment testing, a valuation analysis of the Glass Segment’s long-lived assets was also performed.  Based on this analysis, the Company determined that the intangible assets of the Glass Segment were impaired and recorded an impairment charge of $344 in the three month period ended June 30, 2011.

Intangible assets as of September 30, 2011 and December 31, 2010 consisted of the following:

		September 30, 2011			December 31, 2010
	Range of Lives	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Trade name	5	$15	$(3)	$12	$315	$(38)	$277
Customer relationships	2 - 10	170	(19)	151	420	(82)	338
Trade secrets	15	190	(14)	176	190	(4)	186
Non-compete agreement	2	15	(8)	7	15	(3)	12
Other	2- 5	-	-	-	100	(12)	88
		$390	$(44)	$346	$1,040	$(139)	$901

Amortization expense for the three months ended September 30, 2011 and 2010 for intangible assets was $10 and $65, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 for intangible assets was $133 and $83, respectively.

The following table represents the estimated future amortization expense of intangible assets as of September 30, 2011:

Fiscal year	Amount
2011 (3 months remaining)	$10
2012	38
2013	33
2014	33
2015	32
Thereafter	200
Total	$346

Index

Note 14 – Total Equity

A summary of the changes in equity for the nine months ended September 30, 2011 is as follows:

	Nine Months Ended September 30, 2011
	Southwall Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	$32,026	$(27)	$31,999
Fair market value NCI of SIG	(246)	246	-
Stock-based compensation expense	740	-	740
Stock option exercises	71	-	71
Dividend accrual on Series A preferred stock preferred stock	(366)	-	(366)
Total comprehensive income (loss)	1,515	(219)	1,296
Balance at September 30, 2011	$33,740	$-	$33,740

Note 15 – Related Party

As discussed in Note 12, Southwall IG Holdings, Inc., a wholly-owned subsidiary of Southwall Technologies Inc., obtained a 75% equity ownership in the joint venture with Sound Solutions in 2010, which resulted in the consolidation by the Company of assets and liabilities of SIG in May 2010.  The Company’s accounts receivable balance due from Sound Solutions was $372 and $650 at September 30, 2011 and December 31, 2010, respectively.  The amount owed by the Company to Sound Solutions was $3 at September 30, 2011 and December 31, 2010. Net revenues from Sound Solutions were $351 and $631 for the three and nine months ended September 30, 2011, respectively.

Note 16 – Subsequent Event

On October 6, 2011, the Company entered into a definitive agreement and plan of merger (the “Agreement”) with Solutia Inc. (“Solutia”) for the acquisition of the Company by Solutia for approximately $113 million or $13.60 per share, without interest. Solutia is a market-leading performance materials and specialty chemicals company. The acquisition of the Company by Solutia will help realize the potential of the Company’s portfolio of energy efficiency solutions by combining the Company’s innovations in sputtering technology with Solutia’s commercial and market expertise.

On October 25, 2011, in accordance with the terms of the Agreement, Solutia commenced a tender offer to purchase all the outstanding shares of the Company’s common stock (the “Shares”) for $13.60 net per share in cash, without interest (the “Offer”).  Completion of the Offer is subject to customary terms and conditions, including, among other things (i) it having been validly tendered in accordance with the terms of the Offer and not properly withdrawn, at least a majority of the sum of (a) the number of Shares issued and outstanding plus (b) all Shares that the Company may be required to issue on or prior to Closing (as defined in the Agreement) as a result of the vesting, conversion or exercise of Company options and other derivative securities, including warrants, options (other than the Top-Up Option (as defined in the Agreement)) convertible or exchangeable securities or other rights to acquire Shares (including any shares of Preferred Stock remaining outstanding) and (ii) the required approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any other comparable applicable foreign antitrust laws, shall have been obtained, waived or made, as applicable, and the respective waiting periods required in connection with such laws shall have expired or been terminated.  If the Offer is successfully completed, then following receipt of approval of the Company’s stockholders, if required, we expect to consummate a merger that would result in all Shares remaining outstanding immediately prior to the merger being cancelled and converted into the right to receive $13.60 net per Share in cash, without interest.  The tender offer is expected to be completed in the fourth quarter of 2011.

Additional details with respect to the Offer can be found in other filings with the U.S. Securities and Exchange Commission (the “SEC”) made by the Company, including, but not limited to, the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company with the SEC on October 25, 2011.

Shareholder Matters

On October 31, 2011 and November 1, 2011, three purported class action lawsuits were filed on behalf of the Company’s stockholders related to the sale of the Company to Solutia and Backbone Acquisition Sub, Inc. (“Purchaser”). These suits name as defendants some combination of the Company and members of the Company’s Board of Directors (collectively, the “Company Defendants”), Solutia and Purchaser (together with Solutia, the “Parent Defendants”), Dolphin Direct Equity Partners, L.P. and certain stockholders affiliated with the Needham Funds (collectively, the “Stockholder Defendants”).

Index

Two complaints were filed in the Santa Clara Superior Court of California on October 31, 2011:  Geometric Trading Company v. Capovilla, et al. (Case No. 111CV212244); and Beckett v. Capovilla et al. (Case No. 111CV212260).  One complaint was filed in the Court of Chancery in the State of Delaware on November 1, 2011:  Parcell v. Southwall Technologies, Inc. et al. (C.A. No. 7003-VCL).

The complaints generally allege that (i) the Company Defendants breached their fiduciary duties of care, loyalty, and good faith by facilitating the sale of the Company to Solutia and Purchaser through an unfair process at an unfair price; (ii) the Company Defendants breached their fiduciary duty of disclosure by omitting or misstating material information regarding the sale; (iii) the transaction unfairly benefits certain members of the Company’s Board of Directors to the disadvantage of Company stockholders; (iv) the Stockholder Defendants breached their fiduciary duties to minority stockholders by facilitating the sale of the Company to Solutia and Purchaser; and (v) the Stockholder Defendants and Parent Defendants aided and abetted the Company Defendants’ alleged breaches of fiduciary duties.

The complaints seek, among other relief, to enjoin the transaction, a declaration that the Company Defendants have breached their fiduciary duties to stockholders or aided and abetted those breaches, compensatory damages, or rescission of the transaction in the event the transaction has been completed and an award of costs, including reasonable attorneys’ and expert fees.

On November 1, 2011, plaintiff Parcell filed a motion to expedite the proceedings in Delaware, seeking to expedite discovery and schedule a preliminary injunction hearing. The Delaware Court of Chancery denied the motion on November 8, 2011.

On November 3, 2011, plaintiff Geometric Trading Company filed an application for a temporary restraining order and expedited discovery in the Santa Clara Superior Court of California. A hearing on the application has been set for November 21, 2011.

On November 14, 2011, the parties to the putative class actions filed in California Superior Court and the Delaware Court of Chancery (the “Actions”) reached an agreement in principle providing for the settlement of the Actions on terms and conditions set forth in a memorandum of understanding and subject to approval by the California Superior Court and the Delaware Court of Chancery.

 Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands):

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those discussed below under "Forward-Looking Statements" and "Risk Factors”, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those anticipated in the forward-looking statements. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.

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

Index

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

In 2010, we acquired a controlling interest in Southwall Insulating Glass, LLC (“Southwall Insulating Glass” or “SIG”), a joint venture between our wholly-owned subsidiary Southwall IG Holdings Inc. and Sound Solutions Windows & Doors, LLC (“Sound Solutions").  In June 30, 2011, the Company increased its equity ownership in SIG to 100%.

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

Recent Events

On October 6, 2011, the Company entered into a definitive agreement and plan of merger (the “Agreement”) with Solutia Inc. (“Solutia”) for the acquisition of the Company by Solutia for approximately $113 million or $13.60 per share, without interest. Solutia is a market-leading performance materials and specialty chemicals company. The acquisition of the Company by Solutia will help realize the potential of the Company’s portfolio of energy efficiency solutions by combining the Company’s innovations in sputtering technology with Solutia’s commercial and market expertise.

On October 25, 2011, in accordance with the terms of the Agreement, Solutia commenced a tender offer to purchase all the outstanding shares of the Company’s common stock (the “Shares”) for $13.60 net per share in cash, without interest (the “Offer”).  Completion of the Offer is subject to customary terms and conditions, including, among other things (i) it having been validly tendered in accordance with the terms of the Offer and not properly withdrawn, at least a majority of the sum of (a) the number of Shares issued and outstanding plus (b) all Shares that the Company may be required to issue on or prior to Closing (as defined in the Agreement) as a result of the vesting, conversion or exercise of Company options and other derivative securities, including warrants, options (other than the Top-Up Option (as defined in the Agreement)) convertible or exchangeable securities or other rights to acquire Shares (including any shares of Preferred Stock remaining outstanding) and (ii) the required approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any other comparable applicable foreign antitrust laws, shall have been obtained, waived or made, as applicable, and the respective waiting periods required in connection with such laws shall have expired or been terminated.  If the Offer is successfully completed, then following receipt of approval of the Company’s stockholders, if required, we expect to consummate a merger that would result in all Shares remaining outstanding immediately prior to the merger being cancelled and converted into the right to receive $13.60 net per Share in cash, without interest.  The tender offer is expected to be completed in the fourth quarter of 2011.

Index

Additional details with respect to the Offer can be found in other filings with the U.S. Securities and Exchange Commission (the “SEC”) made by the Company, including, but not limited to, the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company with the SEC on October 25, 2011.

On October 31, 2011 and November 1, 2011, three purported class action lawsuits were filed on behalf of the Company’s stockholders related to the sale of the Company to Solutia and Backbone Acquisition Sub, Inc. (“Purchaser”). These suits name as defendants some combination of the Company and members of the Company’s Board of Directors (collectively, the “Company Defendants”), Solutia and Purchaser (together with Solutia, the “Parent Defendants”), Dolphin Direct Equity Partners, L.P. and certain stockholders affiliated with the Needham Funds (collectively, the “Stockholder Defendants”).

Two complaints were filed in the Santa Clara Superior Court of California on October 31, 2011:  Geometric Trading Company v. Capovilla, et al. (Case No. 111CV212244); and Beckett v. Capovilla et al. (Case No. 111CV212260).  One complaint was filed in the Court of Chancery in the State of Delaware on November 1, 2011:  Parcell v. Southwall Technologies, Inc. et al. (C.A. No. 7003-VCL).

The complaints generally allege that (i) the Company Defendants breached their fiduciary duties of care, loyalty, and good faith by facilitating the sale of the Company to Solutia and Purchaser through an unfair process at an unfair price; (ii) the Company Defendants breached their fiduciary duty of disclosure by omitting or misstating material information regarding the sale; (iii) the transaction unfairly benefits certain members of the Company’s Board of Directors to the disadvantage of Company stockholders; (iv) the Stockholder Defendants breached their fiduciary duties to minority stockholders by facilitating the sale of the Company to Solutia and Purchaser; and (v) the Stockholder Defendants and Parent Defendants aided and abetted the Company Defendants’ alleged breaches of fiduciary duties.

The complaints seek, among other relief, to enjoin the transaction, a declaration that the Company Defendants have breached their fiduciary duties to stockholders or aided and abetted those breaches, compensatory damages, or rescission of the transaction in the event the transaction has been completed and an award of costs, including reasonable attorneys’ and expert fees.

On November 1, 2011, plaintiff Parcell filed a motion to expedite the proceedings in Delaware, seeking to expedite discovery and schedule a preliminary injunction hearing. The Delaware Court of Chancery denied the motion on November 8, 2011.

On November 3, 2011, plaintiff Geometric Trading Company filed an application for a temporary restraining order and expedited discovery in the Santa Clara Superior Court of California. A hearing on the application has been set for November 21, 2011.

On November 14, 2011, the parties to the putative class actions filed in California Superior Court and the Delaware Court of Chancery (the “Actions”) reached an agreement in principle providing for the settlement of the Actions on terms and conditions set forth in a memorandum of understanding and subject to approval by the California Superior Court and the Delaware Court of Chancery.

In June 2011, the Company altered its business strategy to no longer support the Glass Segment’s standard IGU product and reevaluated its ability to gain market share during the technology development stage.  As a result, the Company determined that the goodwill related to the Glass Segment was impaired and recorded a one-time impairment charge of $1,833 during the three month period ended June 30, 2011, which represents all of the goodwill and intangible assets related to the Glass Segment.

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

Our three largest customers in the automotive glass and window film market, and architectural glass markets include: Saint Gobain Sekurit, Pilkington PLC, and Solutia Inc., formerly GlobaMatrix Holdings Pte. Ltd., which collectively accounted for approximately 69% of our total revenues during the nine months ended September 30, 2011 and 2010.

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

Three and Nine Months Ended September 30, 2011 compared with Three and Nine Months Ended September 30, 2010

Results of Operations

Net revenues

Net revenues by operating segment are summarized in the following table:

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Net revenues:
Film:
Automotive film	$3,750	$4,849	$(1,099)	-23%	$15,989	$14,735	$1,254	9%
Window film	7,417	4,981	2,436	49%	19,047	14,291	4,756	33%
Architectural	1,479	1,486	(7)	0%	4,704	4,058	646	16%
Other	206	122	84	69%	558	192	366	191%
Total film	12,852	11,438	1,414	12%	40,298	33,276	7,022	21%
Glass	749	760	(11)	-1%	1,368	1,193	175	15%
Total net revenues	$13,601	$12,198	$1,403	12%	$41,666	$34,469	$7,197	21%

Total net revenues increased 12% and 21% for the three and nine months ended September 30, 2011, respectively, from the same periods in 2010. The decrease in automotive film net revenues in the three month period reflects a softening of the European automotive market while the increase for the nine month period reflects a continued growth in demand from 2010 from our OEM customers.  The higher window film net revenues was primarily due to continued demand resulting from higher global sales of automobiles in the third quarter of 2011, compared to the same period in 2010. The net revenues growth in architectural film was primarily due to increased material required for a major project in China.

Cost of revenues

Cost of revenues increased $1,125, or 16%, to $8,015 for the three months ended September 30, 2011 from $6,890 for the same period in 2010 primarily as a result of higher sales volume in the three months ended September 30, 2011 as compared to the same period in 2010.  Cost of revenues increased $5,634, or 30%, to $24,183 for the nine months ended September 30, 2011 from $18,549 for the same period in 2010 primarily as a result of higher sales volume and increased cost of precious metals consumed to manufacture sputtered film.

Index

Gross profit

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Gross profit	$5,586	$5,308	$278	5%	$17,483	$15,920	$1,563	10%
Percentage of net revenues	41%	44%			42%	46%

Our gross profit percentage decreased by approximately 3 percentage points to 41 percent for the three months ended September 30, 2011 compared to 44 percent for the same period in 2010.  Our gross profit percentage decreased by approximately 4 percentage points to 42 percent for the nine months ended September 30, 2011 compared to 46 percent for the same period in 2010.  The decrease was primarily due to costs associated with the consolidation of SIG beginning in May 2010 and increased cost of precious metals consumed to manufacture sputtered film.

Operating expenses

Operating expenses are summarized in the following table:

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Research and development	$980	$1,024	$(44)	-4%	$3,127	$2,608	$519	20%
Percentage of net revenues	7%	8%			8%	8%
Selling, general and administrative	3,775	2,772	1,003	36%	9,651	7,038	2,613	37%
Percentage of net revenues	28%	23%			23%	20%
Goodwill and intangible assets impairment	-	-	-	nm	1,833	-	1,833	nm
Percentage of net revenues	-	-			4%	-
Total	$4,755	$3,796	$959	25%	$14,611	$9,646	$4,965	51%
Percentage of net revenues	35%	31%			35%	28%
__________

nm – not meaningful

Research and development.  The decrease in research and development expenses for the three months ended September 30, 2011 as compared to the same period in 2010 was due to a reduction in outside services in support of research projects and the benefit from the DOE grant proceeds.  The increase in research and development expenses for the nine months ended September 30, 2011 of $519 to $3,127 as compared to the same period in 2010 was primarily due to higher headcount related expenses and increased spending for travel and outside services offset by the benefit from the DOE grant proceeds.

Selling, general and administrative. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily due to higher headcount related expenses, including stock-based compensation expense, increased spending for mergers and acquisition activities and the consolidation of SIG and Crown Operations.

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

In June 2011, the Company altered its business strategy to no longer support the Glass Segment’s standard IGU product and reevaluated its ability to gain market share during the technology development stage.  As a result, the Company determined that the goodwill related to the Glass Segment was impaired and recorded a one-time impairment charge of $1,833 during the three month period ended June 30, 2011, which represents all of the goodwill and intangible assets related to the Glass Segment.

Index

Income from operations

Income from operations decreased $681 to $831 for the three months ended September 30, 2011, as compared to operating income of $1,512 for the same period in 2010. The decrease in operating income was primarily due to higher selling, general and administrative expenses coupled with the impact of higher precious metals cost.  Income from operations decreased $3,402 to an operating income of $2,872 for the nine months ended September 30, 2011, as compared to operating income of $6,274 for the same period in 2010. The decrease for the nine month period was primarily due to higher operating expenses and a goodwill and intangible assets impairment charge of $1,833.

Interest expense, net

Interest expense, net of $60 for the three months ended September 30, 2011 was relatively unchanged as compared to $67 for the same period in 2010 and decreased to $192 for the nine months ended September 30, 2011 from $225 for the same period in 2010.  The decrease in net interest expense was primarily due to lower average outstanding debt balances for the nine months ended September 30, 2011, as compared to the same period in 2010.

Other income (expense), net

Other income (expense), net, was net other expense of $171 compared to net other income of $560 for the three months ended September 30, 2011, and 2010, respectively, and was primarily foreign currency losses and gains related to transactions with foreign customers that were denominated in foreign currencies, principally the Euro.  For the nine months ended September 30, 2011, we recognized net other income of $166, principally foreign exchange gains, compared to net other income of $202 for the same period in 2010. For the nine months ended September 30, 2010, we recognized foreign exchange losses of $210, 66.3% share of net losses incurred by SIG of $333 and a gain of $706 upon acquiring controlling interest in SIG in May 2010.

Income before provision for income taxes

Income before provision for income taxes for the three months ended September 30, 2011 was $600 and income before provision for income taxes was $2,846 for the nine months ended September 30, 2011, as compared to income before provision for income taxes $2,005 and $6,251, respectively for the same periods in 2010. The increases were primarily due to higher sales and production volumes.

Provision for income taxes

We recorded an income tax provisions of $389 and $1,697 in the three and nine months ended September 30, 2011, respectively, and $1,870 and $959 for the three and nine months ended September 30, 2010, respectively.  The effective tax rate was 65.7% for the nine months ended September 30, 2011 and 15.3% for the same period in 2010. The primary reason for the change in the effective tax rates for the period in 2011 as compared to the same period in 2010 is due to the impairment charge for goodwill and the impact of the valuation allowance during 2010. Our effective tax rate differs from the statutory rate due to various factors, such as tax legislation, the mix of domestic and international pre-tax income, research and development credits, foreign tax credits, share-based compensations and change in valuation allowance.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of September 30, 2011, we identified and recorded a discrete adjustment for estimated tax liabilities, including interest and penalties, of $173 for costs incurred by Southwall Europe GmbH from 2006 through 2010 that were not reimbursed by Southwall Technologies Inc.  Previously we identified and recorded unrecognized tax benefits in the amount of approximately $394, that if reversed, would impact the tax expense, but no interest and penalties have been recorded due to the immaterial impact to the financial statements.  We do not expect material changes in the balance of unrecognized tax benefits will occur within the next twelve months.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest of $219 for the nine months ended September 30, 2011, respectively, is related to the consolidation of SIG upon acquisition of a controlling interest during the second quarter of 2010.  In June 2011, the Company increased its equity ownership in SIG to 100%.  Net loss attributable to noncontrolling interest was $122 and $152 for the three and nine months ended September 30, 2010, respectively.

Index

Deemed dividend on preferred stock

We accrued $122 of deemed dividend on preferred stock in each of the three months ended September 30, 2011 and 2010, respectively, and $366 in each of the nine months ended September 30, 2011 and 2010, respectively.  The holders of our secured convertible promissory notes converted those notes to shares of Series A preferred stock in December 2004. The Series A preferred stock accrues cumulative dividends at the rate of 10% per annum.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories, for debt repayments and capital expenditures. We believe that because of the production cycle of certain of our products, our inventories will continue to represent a significant portion of our working capital.

Our cash and cash equivalents decreased $914 from $13,776 at December 31, 2010 to $12,862 at September 30, 2011.  The decrease in cash is primarily due to changes in working capital and capital expenditures, partially offset by net income and non-cash expenses.

Specifically, cash provided by operating activities of $2,015 for the nine months ended September 30, 2011 was primarily the result of net income of $976, non-cash depreciation and amortization of $2,569, non-cash stock-based compensation expense of $740 and non-cash impairment charge for goodwill and intangible assets of $1,833 offset by an increases in accounts receivable of $2,021 and in inventories of $2,503.

Cash used in investing activities for the nine months ended September 30, 2011 was for capital expenditures of $2,238.

Cash used in financing activities for the nine months ended September 30, 2011 of $614 was the result of scheduled payments of other term debt and capital lease obligations of $696, offset by proceeds from stock option exercises of $71.

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

Generally, if any event of default occurs, the Bank may declare all outstanding indebtedness under the Credit Agreement to be due and payable.  The maturity date of the facility is June 2012.  Although we expect to renew the credit line, we can provide no assurance that we will be successful in obtaining a new or replacement credit facility due to restrictive credit markets.  As of September 30, 2011, we had no balance outstanding on our line of credit.  The foregoing does not purport to be a complete statement of the parties’ rights and obligations under the Credit Agreement, and the transactions contemplated thereby or a complete explanation of material terms thereof.

In August 2010, our Credit Agreement with the Bank was amended to provide for a $1,250 term loan, which was funded on September 2, 2010.  Amounts borrowed under the term loan are payable over 36 months in equal installments and bear interest at a fixed rate 4.05%.  The Credit Agreement was further amended to provide covenants for tangible net worth and fixed charge coverage ratio.

We have classified $482 and $575 outstanding under the Bank term loan and capital lease as a short-term liability and long-term liability, respectively, at September 30, 2011.  We are obligated to pay an aggregate of $417 in principal under our Wells Fargo term loan in 2011.

On December 27, 2010, we entered into a lease agreement with the Bank to finance research and development equipment.  The lease term is 48 months and requires monthly payments.  As of September 30, 2011, the principal balance of this lease was $223.

As of September 30, 2011 the Company was in compliance with all financial covenants.

Index

Borrowing Arrangements with German Banks

Our borrowing arrangements with various German banks as of September 30, 2011 are described in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements (Item 1. “Financial Statements”) set forth herein. We are in compliance with all of the covenants of the German bank loans and capital leases, and we have classified $389 and $2,379 outstanding under the German bank loans and capital leases as a short-term liability and long-term liability, respectively, at September 30, 2011.

Capital expenditures

We expect to spend approximately $5,700 in 2011 primarily related to machinery and equipment for production automation and additional equipment investment in our Germany facility.

Future payment obligations

Our future payment obligations on our borrowings pursuant to our term debt, non-cancelable operating and capital leases and other non-cancelable contractual commitments were as follows at September 30, 2011:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Term debt (1)	$3,553	$757	$1,097	$680	$1,019
Capital lease obligations (1)	371	213	140	18	-
Term debt and capital lease obligation interest (1)	678	186	248	156	88
Other obligations (2)	6,271	2,969	-	-	3,302
Operating leases (3)	2,734	201	1,443	865	225
Total	$13,607	$4,326	$2,928	$1,719	$4,634

(1)	Represents the principal and interest allocations of loan and capital lease agreements with Varilease Finance Inc. and several German Banks and Wells Fargo Bank.

(2)	Represents commitments to purchase manufacturing material and services (less than one year) and accumulated dividends on Series A preferred stock (greater than five years).

(3)	Represents the remaining rents owed on buildings we rent in Palo Alto, California, and Chicago, Illinois.

As of September 30, 2011, we maintained 30,174 square feet of office and warehouse space at 3780-3788 Fabian Way, Palo Alto, California 94303.   In 2011, the monthly rent payments are $40 and will increase annually at a rate of 3% through the expiration of the lease.

As of September 30, 2011, we had a lease obligation for 9,200 square feet at 3961 East Bayshore Road, Palo Alto, California 94303.  The monthly rent payments for this facility are $4.

As of September 30, 2011, we had a lease obligation for 75,640 square feet at 4404 W. Ann Lurie Place, Chicago, IL 60632.  The monthly rent payments for this facility are $20, which increases to $25 in April 2011, $29 in October 2011, and increases thereafter annually at a rate of 3.6% through the expiration of the lease.

As of September 30, 2011, we had unconditional purchase obligations to procure equipment of $2,811.

Index

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Financing risk. The interest rate on one of our German loans was reset to the prevailing market rate of 5.73% in September 2009. Fluctuations or changes in interest rates may adversely affect our expected interest expense. The effect of a 10% fluctuation in the interest rate on our line of credit and term debt would not have a material effect on our interest expense for the third quarter of 2011.

Investment risk. We invest our excess cash in money market accounts and, by practice, make every effort to limit the amount of exposure by investing with strong, well-known institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. The effect of a 10% fluctuation in the interest rate on our excess cash investments would not have had a material effect on our interest income in the nine months ended September 30, 2011.

Foreign currency risk. International net revenues (defined as sales to customers located outside of the United States) accounted for approximately 84% of our total net revenues in the three months ended September 30, 2011. Approximately 26% of our international net revenues were denominated in Euros in the third quarter of 2011. The remaining 58% of our international net revenues were denominated in U.S. dollars.  In addition, certain transactions with foreign suppliers are denominated in foreign currencies. The effect of a 10% fluctuation in the Euro exchange rate would have had an effect of approximately $355 on net revenues and $611 on expenses and the effect on expenses of a 10% reduction in the Yen exchange rate would have an effect of approximately $156 for the third quarter of 2011.

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

(b)
Changes in Internal Controls.  There were no changes during the nine month period ended September 30, 2011 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Index

Item 1A – Risk Factors

The following information updates should be read in conjunction with the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011.

Financial Risks

There have been no significant changes in financial risk factors for the nine months ended September 30, 2011.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Operational Risks

There have been no significant changes in operational risk factors for the nine months ended September 30, 2011.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Market Risks

There have been no significant changes in market risk factors for the nine months ended September 30, 2011.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Dated: November 14, 2011
Southwall Technologies Inc.

	By:	/s/ Dennis F. Capovilla
Dennis F. Capovilla
Chief Executive Officer

	By:	/s/ Mallorie Burak
Mallorie Burak
Vice President and Chief Accounting Officer